Form 10-Q
period 2012-09-30
TOYOTA MOTOR CREDIT CORP
filed 2012-11-07
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

Yes __    No  ☒

As of October 31, 2012, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended September 30, 2012

INDEX
PART I ........................................................................................................................................................................  3
Item 1. Financial Statements..............................................................................................................................................	3
Consolidated Statement of Income.....................................................................................................................................	3
Consolidated Statement of Comprehensive Income...........................................................................................................	3
Consolidated Balance Sheet................................................................................................................................................	4
Consolidated Statement of Shareholder’s Equity...............................................................................................................	5
Consolidated Statement of Cash Flows..............................................................................................................................	6
Notes to Consolidated Financial Statements.........................................................................................................................	7
Item 2. Management’s Discussion and Analysis...............................................................................................................	47
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................................................	74
Item 4. Controls and Procedures.......................................................................................................................................	74
PART II ....................................................................................................................................................................  75
Item 1. Legal Proceedings.................................................................................................................................................	75
Item 1A. Risk Factors...........................................................................................................................................................	76
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................................................	76
Item 3. Defaults Upon Senior Securities...........................................................................................................................	76
Item 4. Mine Safety Disclosures.......................................................................................................................................	76
Item 5. Other Information.................................................................................................................................................	76
Item 6. Exhibits.................................................................................................................................................................	76
Signatures..............................................................................................................................................................................	77
Exhibit Index.........................................................................................................................................................................	78

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Financing revenues:
Operating lease	$1,176	$1,178	$2,333	$2,382
Retail	525	610	1,057	1,236
Dealer	110	82	218	172
Total financing revenues	1,811	1,870	3,608	3,790

Depreciation on operating leases	880	829	1,735	1,654
Interest expense	283	149	341	606
Net financing revenues	648	892	1,532	1,530

Insurance earned premiums and contract revenues	145	153	295	303
Investment and other income, net	38	(9)	73	31
Net financing revenues and other revenues	831	1,036	1,900	1,864

Expenses:
Provision for credit losses	3	11	19	(192)
Operating and administrative	229	212	445	409
Insurance losses and loss adjustment expenses	73	83	154	169
Total expenses	305	306	618	386

Income before income taxes	526	730	1,282	1,478
Provision for income taxes	200	279	479	562

Net income	$326	$451	$803	$916

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Net income	$326	$451	$803	$916
Other comprehensive income, net of tax:
Net unrealized gains (losses) on available-for-sale
marketable securities [net of tax (provision)
benefit of ($26), $19, ($35) and $16, respectively]	42	(30)	53	(21)
Reclassification adjustment for net (gains) losses on
available-for-sale marketable securities included
in net income [net of tax provision (benefit) of
$1, ($8), $2 and ($9), respectively]	(3)	14	(5)	15
Other comprehensive income (loss)	39	(16)	48	(6)
Comprehensive income	$365	$435	$851	$910

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$5,166	$5,060
Restricted cash	616	682
Investments in marketable securities	5,160	4,659
Finance receivables, net	61,090	58,042
Investments in operating leases, net	19,561	18,743
Other assets	1,535	1,727
Total assets	$93,128	$88,913

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$76,674	$73,234
Deferred income taxes	5,926	5,412
Other liabilities	2,759	2,605
Total liabilities	85,359	81,251

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at September 30, 2012 and March 31, 2012	915	915
Additional paid-in-capital	2	2
Accumulated other comprehensive income	208	160
Retained earnings	6,644	6,585
Total shareholder's equity	7,769	7,662
Total liabilities and shareholder's equity	$93,128	$88,913

The following table presents the assets and liabilities of our consolidated variable interest entities.  The assets of any variable interest entity can only be used to settle obligations of that respective variable interest entity, and the creditors (or beneficial interest holders) do not have recourse to us or to our other assets. These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	September 30, 2012	March 31, 20121
ASSETS
Finance receivables, net	$10,176	$10,527
Investments in operating leases, net	593	-
Other assets	6	3
Total assets	$10,775	$10,530

LIABILITIES
Debt	$9,336	$9,789
Other liabilities	2	2
Total liabilities	$9,338	$9,791

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income	earnings	Total

BALANCE AT MARCH 31, 2011	$915	$1	$100	$5,840	$6,856

Net income for the six months ended
September 30, 2011	-	-	-	916	916
Other comprehensive income, net
of tax	-	-	(6)	-	(6)
Stock-based compensation	-	1	-	-	1
Dividend	-	-	-	(741)	(741)
BALANCE AT SEPTEMBER 30, 2011	$915	$2	$94	$6,015	$7,026

BALANCE AT MARCH 31, 2012	$915	$2	$160	$6,585	$7,662

Net income for the six months ended
September 30, 2012	-	-	-	803	803
Other comprehensive income, net
of tax	-	-	48	-	48
Dividend	-	-	-	(744)	(744)
BALANCE AT SEPTEMBER 30, 2012	$915	$2	$208	$6,644	$7,769

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended September 30,
(Dollars in millions)	2012	2011
Cash flows from operating activities:
Net income	$803	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,760	1,693
Recognition of deferred income	(587)	(606)
Provision for credit losses	19	(192)
Amortization of deferred costs	272	293
Foreign currency and other adjustments to the carrying value of debt, net	(366)	(749)
Net (gain) loss from sale of investments in marketable securities	(7)	23
Net change in:
Restricted cash	66	30
Derivative assets	21	191
Other assets (Note 8) and accrued income	39	133
Deferred income taxes	482	553
Derivative liabilities	(25)	36
Other liabilities	188	(50)
Net cash provided by operating activities	2,665	2,271
Cash flows from investing activities:
Purchase of investments in marketable securities	(3,021)	(3,829)
Proceeds from sales of investments in marketable securities	227	1,282
Proceeds from maturities of investments in marketable securities	2,379	2,893
Acquisition of finance receivables	(13,418)	(11,243)
Collection of finance receivables	11,402	11,236
Net change in wholesale and certain working capital receivables	(1,042)	2,425
Acquisition of investments in operating leases	(4,874)	(3,799)
Disposals of investments in operating leases	2,588	2,938
Advances to affiliates	(2,635)	(1,486)
Repayments from affiliates	2,801	1,611
Other, net	(9)	(7)
Net cash (used in) provided by investing activities	(5,602)	2,021
Cash flows from financing activities:
Proceeds from issuance of debt	9,636	7,417
Payments on debt	(6,772)	(9,085)
Net change in commercial paper	2,923	(1,352)
Advances from affiliates	48	5
Repayments to affiliates	(2,048)	(5)
Dividend paid to TFSA	(744)	(741)
Net cash provided by (used in) financing activities	3,043	(3,761)
Net increase in cash and cash equivalents	106	531
Cash and cash equivalents at the beginning of the period	5,060	6,830
Cash and cash equivalents at the end of the period	$5,166	$7,361
Supplemental disclosures:
Interest paid	$639	$826
Income taxes received, net	$(2)	$(117)
Non-cash financing:
Capital contribution for stock-based compensation	$-	$1

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and six months ended September 30, 2012 and 2011 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2012 do not necessarily indicate the results which may be expected for the full fiscal year ended March 31, 2013 (“fiscal 2013”).

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

Recently Adopted Accounting Guidance

In April 2012, we adopted new FASB accounting guidance which requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements.  We have elected to present comprehensive income in two separate but consecutive statements.  The application of this guidance primarily affected the presentation of our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and March 31, 2012, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In instances where we meet the accounting guidance for set-off criteria, we elect to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million and $3 million as of September 30, 2012 and March 31, 2012, respectively.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of September 30, 2012 and March 31, 2012.

As of September 30, 2012
	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$2,078	$557	$-	$-	$2,635
Certificates of deposit	-	575	-	-	575
Commercial paper	-	1,477	-	-	1,477
Cash equivalents total	2,078	2,609	-	-	4,687
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	72	70	-	-	142
Municipal debt securities	-	22	-	-	22
Certificates of deposit	-	1,845	-	-	1,845
Commercial paper	-	511	-	-	511
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	88	4	-	92
Mortgage-backed securities:
U.S. government agency	-	104	-	-	104
Non-agency residential	-	-	7	-	7
Non-agency commercial	-	-	24	-	24
Asset-backed securities	-	-	9	-	9
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	41	-	-	41
U.S. government sector fund	-	309	-	-	309
Municipal sector fund	-	22	-	-	22
Investment grade corporate sector fund	-	314	-	-	314
High-yield sector fund	-	39	-	-	39
Real return sector fund	-	290	-	-	290
Mortgage sector fund	-	645	-	-	645
Asset-backed securities sector fund	-	44	-	-	44
Emerging market sector fund	-	66	-	-	66
International sector fund	-	165	-	-	165
Equity mutual fund	466	-	-	-	466
Available-for-sale securities total	538	4,578	44	-	5,160
Derivative assets:
Foreign currency swaps	-	1,843	85	-	1,928
Interest rate swaps	-	703	12	-	715
Counterparty netting and collateral	-	-	-	(2,594)	(2,594)
Derivative assets total	-	2,546	97	(2,594)	49
Embedded derivative assets	-	-	-	-	-
Assets at fair value	2,616	9,733	141	(2,594)	9,896
Derivative liabilities:
Foreign currency swaps	-	(40)	(11)	-	(51)
Interest rate swaps	-	(1,018)	-	-	(1,018)
Counterparty netting and collateral	-	-	-	1,050	1,050
Derivative liabilities total	-	(1,058)	(11)	1,050	(19)
Embedded derivative liabilities	-	-	(23)	-	(23)
Liabilities at fair value	-	(1,058)	(34)	1,050	(42)
Net assets at fair value	$2,616	$8,675	$107	$(1,544)	$9,854

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During the three months ended June 30, 2012, $53 million of U.S. government and agency obligations were valued using quoted prices for identical securities traded in an active market and were transferred from Level 2 to Level 1.  There were no similar transfers during the three months ended September 30, 2012.  Additionally, during the three months ended June 30, 2012, certain available-for-sale debt instruments were transferred from Level 2 to Level 3 due to reduced transparency of market price quotations for these and/or comparable instruments.  There were no similar transfers during the three months ended September 30, 2012.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)
		Non-agency	Non-agency
		residential	commercial		Total				Total
	Corporate	mortgage-	mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, July 1, 2012	$4	$7	$25	$12	$48	$11	$59	$(27)	$43	$91
Total gains
Included in earnings	-	-	-	-	-	2	22	4	28	28
Included in other comprehensive income	-	-	1	-	1	-	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	2	1	3	-	-	-	-	3
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	(2)	(1)	(3)	-	-	-	-	(3)
Settlements	-	-	(2)	(3)	(5)	(1)	(7)	-	(8)	(13)
Transfers in to Level 3	-	-		-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2012	$4	$7	$24	$9	$44	$12	$74	$(23)	$63	$107
The amount of total gains/
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$2	$22	$(2)	$22	$22

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
The amount of total gains/
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date	$1	$28	$(5)	$24

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Six Months Ended September 30, 2012

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)
		Non-agency	Non-agency
		residential	commercial		Total				Total
	Corporate	mortgage-	mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2012	$1	$4	$15	$1	$21	$13	$69	$(24)	$58	$79
Total gains
Included in earnings	-	-	-	-	-	1	17	1	19	19
Included in other comprehensive income	-	-	1	-	1	-	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	3	1	4	-	-	-	-	4
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	(3)	(1)	(4)	-	-	-	-	(4)
Settlements	-	-	(2)	(3)	(5)	(2)	(12)	-	(14)	(19)
Transfers in to Level 3	3	3	10	11	27	-	-	-	-	27
Transfers out of Level 3	-	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2012	$4	$7	$24	$9	$44	$12	$74	$(23)	$63	$107
The amount of total gains/
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$1	$16	$(4)	$13	$13

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
Total gains
Included in earnings	6	76	6	88
Included in other
comprehensive income	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	(13)	(5)	-	(18)
Transfers in to Level 3	-	-	-	-
Transfers out of Level 3	1	-	(1)	-
Fair value, September 30, 2011	$11	$180	$(46)	$145
The amount of total gains/
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date	$3	$76	$(10)	$69

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are individually evaluated for impairment.  These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.  For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period.  Total nonrecurring fair value measurements of $213 million and $166 million were recorded as of September 30, 2012 and March 31, 2012, respectively.

The total change in fair value of financial instruments subject to nonrecurring fair value measurements for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of net gains on net finance receivables within the dealer products portfolio segment of $30 million for the second quarter of fiscal 2013 and $12 million for the same period in fiscal 2012.  As a result of the losses incurred during the first three months of fiscal 2013, there were no net gains or losses on net finance receivables within the dealer products portfolio segment for the six months ended September 30, 2012, compared to a net gain of $15 million for the same period in fiscal 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements at September 30, 2012 and March 31, 2012

At September 30, 2012, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $44 million, derivative assets of $97 million and derivative liabilities of $34 million.  At March 31, 2012, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $21 million, derivative assets of $92 million and derivative liabilities of $34 million.  The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three and six months ended September 30, 2012 and as of and for the year ended March 31, 2012.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of September 30, 2012

Financial assets
Finance receivables, net
Retail loan	$46,899	$-	$-	$47,913	$47,913
Commercial	137	-	-	140	140
Wholesale	7,816	-	-	7,824	7,824
Real estate	4,346	-	-	4,272	4,272
Working capital	1,636	-	-	1,643	1,643

Financial liabilities
Commercial paper	$24,173	$-	$24,173	$-	$24,173
Unsecured notes and loans payable	$43,165	$-	$42,844	$1,776	$44,620
Secured notes and loans payable	$9,336	$-	$-	$9,356	$9,356

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

The carrying value of each class of finance receivables is presented net of deferred fees and costs, deferred income and the allowance for credit losses; the amount excludes related party transactions of $36 million at both September 30, 2012 and March 31, 2012 and direct finance leases of $220 million and $213 million at September 30, 2012 and March 31, 2012, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment as described in Note 9 - Debt.  At March 31, 2012, there were loans payable to affiliates of $2.2 billion included in unsecured notes and loans payable carried at amounts that approximate fair value.  There were no loans payable to affiliates that were included in unsecured notes and loans payable at September 30, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	September 30, 2012
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$138	$4	$-	$142
Municipal debt securities	18	4	-	22
Certificates of deposit	1,844	1	-	1,845
Commercial paper	511	-	-	511
Foreign government debt securities	3	-	-	3
Corporate debt securities	85	7	-	92
Mortgage-backed securities:
U.S. government agency	98	6	-	104
Non-agency residential	6	1	-	7
Non-agency commercial	23	1	-	24
Asset-backed securities	9	-	-	9
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	38	3	-	41
U.S. government sector fund	293	16	-	309
Municipal sector fund	19	3	-	22
Investment grade corporate sector fund	262	52	-	314
High-yield sector fund	32	7	-	39
Real return sector fund	276	14	-	290
Mortgage sector fund	647	-	(2)	645
Asset-backed securities sector fund	37	7	-	44
Emerging market sector fund	60	6	-	66
International sector fund	152	13	-	165
Equity mutual fund	273	193	-	466
Total investments in marketable securities	$4,824	$338	$(2)	$5,160

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

The fixed income mutual funds include investments in funds that are privately placed.  The total fair value of private placement fixed income mutual funds was $1.9 billion and $1.8 billion at September 30, 2012 and March 31, 2012, respectively.  For each fund, cash redemption limits may apply to each 90 day period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

OTTI Securities

There were no available-for-sale debt or equity securities deemed to be other-than-temporarily impaired for the three and six months ended September 30, 2012 and September 30, 2011.

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in Accumulated Other Comprehensive Income, net of applicable taxes in our Consolidated Statement of Shareholder's Equity:

	Less than 12 months as of
	September 30, 2012		March 31, 2012
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency
obligations	$-	$-	$68	$(1)
Equity instruments:
U.S. government sector fund	-	-	237	(2)
Mortgage sector fund	529	(2)	639	(12)
Total investments in marketable
securities	$529	$(2)	$944	$(15)

At September 30, 2012 and March 31, 2012, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were not material to our Consolidated Balance Sheet.

Realized Gains and Losses on Sales of Available-For-Sale Securities

Realized gains and losses from the sale of available-for-sale securities are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Available-for-sale securities:
Realized gains on sales	$5	$-	$9	$12
Realized losses on sales	$1	$35	$2	$35

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at September 30, 2012 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$2	0.05%	$49	1.29%	$80	1.75%	$11	1.84%	$142	1.52%
Municipal debt securities	-	-	3	4.38	1	5.54	18	6.00	22	5.76
Certificates of deposit	1,845	0.67	-	-	-	-	-	-	1,845	0.67
Commercial paper	511	0.18	-	-	-	-	-	-	511	0.18
Foreign government debt
securities	-	-	3	2.93	-	-	-	-	3	2.93
Corporate debt
securities	2	4.85	52	4.41	37	5.13	1	7.86	92	4.72
Mortgage-backed securities:
U.S. government agency	-	-	-	-	5	4.29	99	3.63	104	3.67
Non-agency residential	-	-	-	-	-	-	7	8.07	7	8.07
Non-agency commercial	-	-	4	3.45	2	0.86	18	3.91	24	3.62
Asset-backed securities	-	-	1	2.93	3	1.01	5	1.56	9	1.67
Debt instruments total	2,360	0.57	112	2.97	128	2.85	159	3.95	2,759	0.96

Equity instruments:
Fixed income mutual funds									1,935	4.47
Equity mutual fund									466	3.53
Equity instruments total	-		-		-		-		2,401	4.29
Total fair value	$2,360	0.57%	$112	2.97%	$128	2.85%	$159	3.95%	$5,160	2.51%
Total amortized cost	$2,359		$107		$122		$147		$4,824

Yields are based on the amortized cost balances of securities held at September 30, 2012.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both September 30, 2012 and March 31, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net

Finance receivables, net consist of retail and dealer accounts including accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Pledged receivables represent retail loan receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these pledged receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

(Dollars in millions)	September 30, 2012	March 31, 2012
Retail receivables	$37,371	$35,020
Pledged retail receivables	10,345	10,726
Dealer financing	13,956	12,865
	61,672	58,611

Deferred origination (fees) and costs, net	637	639
Deferred income	(759)	(684)
Allowance for credit losses
Retail and pledged retail receivables	(338)	(405)
Dealer financing	(122)	(119)
Total allowance for credit losses	(460)	(524)
Finance receivables, net	$61,090	$58,042

Finance receivables, net and retail receivables presented in the previous table includes direct finance leases, net of $220 million and $213 million at September 30, 2012 and March 31, 2012, respectively.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is a probability that default exists based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables as of September 30, 2012 and March 31, 2012:

	Retail Loan		Commercial
(Dollars in millions)	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012

Aging of finance receivables:
Current	$46,648	$44,842	$350	$352
30-59 days past due	550	433	10	8
60-89 days past due	113	80	1	2
90 days past due	44	28	-	1
Total	$47,355	$45,383	$361	$363

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012

Credit quality indicators:
Performing	$7,167	$6,249	$3,872	$3,746	$1,585	$1,422
Credit Watch	664	675	495	467	58	61
At Risk	39	78	34	148	25	8
Default	9	6	1	-	7	5
Total	$7,879	$7,008	$4,402	$4,361	$1,675	$1,496

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables as of September 30, 2012 and March 31, 2012:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
(Dollars in millions)	2012	2012	2012	2012	2012	2012

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$35	$7	$35	$7	$4	$1
Real estate	35	136	35	136	12	37
Working capital	30	7	30	7	29	7
Total	$100	$150	$100	$150	$45	$45

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$57	$60	$57	$60
Real estate	100	-	100	-
Working capital	1	1	1	1
Total	$158	$61	$158	$61

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$471	$502	$466	$496
Commercial	1	1	1	1
Total	$472	$503	$467	$497

Total impaired account balances:

Retail loan	$471	$502	$466	$496
Commercial	1	1	1	1
Wholesale	92	67	92	67
Real estate	135	136	135	136
Working capital	31	8	31	8
Total	$730	$714	$725	$708

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average balance of finance receivables determined to be impaired as of the balance sheet date and the interest income recognized on impaired finance receivables for the three and six months ended September 30, 2012 and 2011:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$30	$8	$22	$8	$-	$-	$-	$-
Real estate	86	134	103	134	-	2	1	3
Working capital	30	8	23	9	1	-	1	-
Total	$146	$150	$148	$151	$1	$2	$2	$3

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$61	$32	$61	$39	$1	$-	$1	$1
Real estate	50	2	33	2	2	-	2	-
Working capital	1	1	1	1	-	-	-	-
Total	$112	$35	$95	$42	$3	$-	$3	$1

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$473	$572	$483	$575	$9	$12	$19	$24
Commercial	1	1	1	1	-	-	-	-
Total	$474	$573	$484	$576	$9	$12	$19	$24

Total impaired account balances:

Retail loan	$473	$572	$483	$575	$9	$12	$19	$24
Commercial	1	1	1	1	-	-	-	-
Wholesale	91	40	83	47	1	-	1	1
Real estate	136	136	136	136	2	2	3	3
Working capital	31	9	24	10	1	-	1	-
Total	$732	$758	$727	$769	$13	$14	$24	$28

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2012 and September 30, 2011 is not significant for each class of finance receivables.  Troubled debt restructurings for these accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer, while accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during the three and six months ended September 30, 2012 and September 30, 2011.

We recognize finance receivables under bankruptcy protection within the retail loan and commercial classes as troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2012 and September 30, 2011, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a payment default during the six months ended September 30, 2012 and September 30, 2011, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consist of vehicle and equipment leases, deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses.  Pledged investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these pledged investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

(Dollars in millions)	September 30, 2012	March 31, 2012
Investments in operating leases	$25,030	$24,911
Pledged investments in operating leases	825	-
	25,855	24,911
Deferred origination (fees) and costs, net	(135)	(133)
Deferred income	(604)	(594)
Accumulated depreciation	(5,466)	(5,346)
Allowance for credit losses	(89)	(95)
Investments in operating leases, net	$19,561	$18,743

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Allowance for credit losses at beginning of period	$606	$667	$619	$879
Provision for credit losses	3	11	19	(192)
Charge-offs, net of recoveries	(60)	(55)	(89)	(64)
Allowance for credit losses at end of period	$549	$623	$549	$623

Charge-offs are shown net of recoveries of $18 million and $41 million for the three and six months ended September 30, 2012, respectively, and recoveries of $26 million and $78 million for the three and six months ended September 30, 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for the three and six months ended September 30, 2012 and 2011:

For the Three and Six Months Ended September 30, 2012

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, July 1, 2012	$356	$6	$153	$515
Charge-offs	(65)	-	-	(65)
Recoveries	15	-	-	15
Provisions	27	(1)	(31)	(5)
Ending balance, September 30, 2012	$333	$5	$122	$460

Beginning balance, April 1, 2012	$395	$10	$119	$524
Charge-offs	(109)	(1)	-	$(110)
Recoveries	33	-	-	33
Provisions	14	(4)	3	13
Ending balance, September 30, 2012	$333	$5	$122	$460

Ending balance: Individually evaluated for impairment	$-	$-	$45	$45
Ending balance: Collectively evaluated for impairment	$333	$5	$77	$415

Gross Finance Receivables:

Ending balance, September 30, 2012	$47,355	$361	$13,956	$61,672
Ending balance: Individually evaluated for impairment	$-	$-	$258	$258
Ending balance: Collectively evaluated for impairment	$47,355	$361	$13,698	$61,414

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $471 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of September 30, 2012, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

For the Three and Six Months Ended September 30, 2011

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, July 1, 2011	$380	$13	$135	$528
Charge-offs	(67)	(1)	-	(68)
Recoveries	19	1	-	20
Provisions	43	(2)	(11)	30
Ending balance, September 30, 2011	$375	$11	$124	$510

Beginning balance, April 1, 2011	$595	$18	$141	$754
Charge-offs	(120)	(1)	-	$(121)
Recoveries	63	2	-	65
Provisions	(163)	(8)	(17)	(188)
Ending balance, September 30, 2011	$375	$11	$124	$510

Ending balance: Individually evaluated for impairment	$-	$-	$52	$52
Ending balance: Collectively evaluated for impairment	$375	$11	$72	$458

Gross Finance Receivables:

Ending balance, September 30, 2011	$45,925	$389	$9,889	$56,203
Ending balance: Individually evaluated for impairment	$-	$-	$187	$187
Ending balance: Collectively evaluated for impairment	$45,925	$389	$9,702	$56,016

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $573 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of September 30, 2011, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	September 30, 2012	March 31, 2012
Aggregate balances 60 or more days past due
Finance receivables	$158	$111
Operating leases	38	31
Total	$196	$142

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of September 30, 2012 and March 31, 2012:
(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of September 30, 2012

Retail loan	$550	$113	$44	$707	$46,648	$47,355	$44
Commercial	10	1	-	11	350	361	-
Wholesale	-	-	-	-	7,879	7,879	-
Real estate	-	-	-	-	4,402	4,402	-
Working capital	-	-	-	-	1,675	1,675	-
Total	$560	$114	$44	$718	$60,954	$61,672	$44

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past due and Accruing

As of March 31, 2012

Retail loan	$433	$80	$28	$541	$44,842	$45,383	$28
Commercial	8	2	1	11	352	363	1
Wholesale	-	-	-	-	7,008	7,008	-
Real estate	-	-	-	-	4,361	4,361	-
Working capital	1	-	-	1	1,495	1,496	-
Total	$442	$82	$29	$553	$58,058	$58,611	$29

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

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  These agreements require the transfer of collateral on either a monthly or daily basis depending on the counterparty.  As of September 30, 2012, we had implemented daily valuation and collateral exchange arrangements with nearly all of our counterparties on a zero threshold, fully-collateralized basis.  Our remaining agreements require monthly collateral exchanges in the amount by which a party’s net derivatives position exceeds its specified ratings-based threshold.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at September 30, 2012 was $19 million, excluding embedded derivatives and adjustments made for our own non-performance risk.  If our credit ratings declined by one notch, we would not be required to post additional collateral.  If our ratings were to decline by two notches or more, we would be required to post an additional $4 million of collateral to the counterparties with which we were in a net liability position at September 30, 2012.  In order to settle all derivative instruments that were in a net liability position at September 30, 2012, excluding embedded derivatives and adjustments made for our own non-performance risk, we would be required to pay $19 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 - Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at September 30, 2012 as reported in the
Consolidated Balance Sheet:
	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$54	$18,093	$661	$18,558	$715
Foreign currency swaps	1,259	639	8,338	1,289	9,597	1,928
Total	$1,724	$693	$26,431	$1,950	$28,155	$2,643

Counterparty netting and collateral						(2,594)
Carrying value of derivative contracts – Other assets						$49

Other liabilities
Interest rate swaps	$-	$-	$50,535	$1,018	$50,535	$1,018
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	900	39	231	12	1,131	51
Embedded derivatives	-	-	79	23	79	23
Total	$900	$39	$50,895	$1,053	$51,795	$1,092

Counterparty netting and collateral						(1,050)
Carrying value of derivative contracts – Other liabilities						$42

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2012, we held collateral of $1,640 million which offset derivative assets and posted collateral of $96 million which offset derivative liabilities.  We also held collateral of $130 million which we did not use to offset derivative assets.

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

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2012, we held collateral of $1,748 million which offset derivative assets and posted collateral of $196 million which offset derivative liabilities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and six months ended September 30, 2012 and 2011 as reported in our Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Interest expense on debt	$347	$405	$684	$886
Interest expense on hedge accounting derivatives	(27)	(54)	(54)	(135)
Interest expense on non-hedge accounting foreign currency
swaps	(67)	(87)	(134)	(219)
Interest expense on non-hedge accounting interest rate swaps	95	173	198	353
Interest expense on debt and derivatives	348	437	694	885

Loss (gain) on hedge accounting derivatives:
Interest rate swaps	2	(7)	5	(14)
Foreign currency swaps	(8)	306	111	(94)
(Gain) loss on hedge accounting derivatives	(6)	299	116	(108)
Less hedged item: change in fair value of fixed rate debt	3	(302)	(122)	101
Ineffectiveness related to hedge accounting derivatives	(3)	(3)	(6)	(7)

Loss (gain) from foreign currency transactions and non-hedge accounting derivatives:
Loss (gain) on foreign currency transactions	196	(999)	152	(295)
(Gain) loss on foreign currency swaps	(206)	780	(238)	(29)
(Gain) loss on interest rate swaps	(52)	(66)	(261)	52
Total interest expense	$283	$149	$341	$606

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011

(Gain) loss related to hedge accounting derivatives	$(2)	$3	$(1)	$5
(Gain) loss on non-hedge accounting foreign currency swaps	(4)	2	-	7
(Gain) loss on non-hedge accounting interest rate swaps	(1)	1	-	2
Total credit valuation adjustment allocated to interest expense	$(7)	$6	$(1)	$14

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	September 30, 2012	March 31, 2012
Other assets:

Notes receivable from affiliates	$887	$1,052
Used vehicles held for sale	119	82
Deferred charges	119	131
Income taxes receivable	24	23
Derivative assets	49	70
Other assets	337	369
Total other assets	$1,535	$1,727

Other liabilities:

Unearned insurance premiums and contract revenues	$1,491	$1,467
Derivative liabilities	42	67
Accounts payable and accrued expenses	719	716
Deferred income	237	229
Other liabilities	270	126
Total other liabilities	$2,759	$2,605

The change in used vehicles held for sale includes non-cash activities of $37 million and $52 million at September 30, 2012 and September 30, 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	September 30,	March 31,	September 30,	March 31,
(Dollars in millions)	2012	2012	2012	2012
Commercial paper	$24,173	$21,247	0.33%	0.38%
Unsecured notes and loans payable	42,475	41,415	2.32%	2.63%
Secured notes and loans payable	9,336	9,789	0.66%	0.67%
Carrying value adjustment	690	783
Total debt	$76,674	$73,234	1.48%	1.70%

The commercial paper balance includes unamortized premiums and discounts.  Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At September 30, 2012 and March 31, 2012, the carrying values of these foreign currency denominated notes payable were $12.0 billion and $15.8 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

The carrying value of our unsecured notes and loans payable represents unsecured notes and loans payable and carrying value adjustment.  The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  At September 30, 2012 and March 31, 2012, the carrying value of unsecured notes and loan payable included unsecured floating rate debt of $17.6 billion and $16.7 billion, respectively, with contractual interest rates ranging from 0 percent to 6.0 percent and unsecured fixed rate debt of $25.6 billion and $25.5 billion, respectively, with contractual interest rates ranging from 0.5 percent to 9.4 percent.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.9 percent at both September 30, 2012 and March 31, 2012.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

As of September 30, 2012, our commercial paper had a weighted average remaining maturity of 82 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Variable Interest Entities

We use one or more special purpose entities that are considered Variable Interest Entities (“VIEs”) to issue asset-backed securities to third party bank-sponsored asset-backed securitization vehicles and to investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows related to retail finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”).  We hold variable interests in the VIEs that could potentially be significant to the VIEs.  We determined that we are the primary beneficiary of the securitization trusts because (i) our servicing responsibilities for the Securitized Assets give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant.

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of September 30, 2012 and March 31, 2012.

	September 30, 2012

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$592	$10,345	$10,176	$3	$8,931	$2
Investments in operating leases	24	825	593	3	405	-
Total	$616	$11,170	$10,769	$6	$9,336	$2

	March 31, 2012

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets1	Securitized Assets1	Other Assets1	Debt	Other Liabilities

Retail finance receivables	$682	$10,726	$10,527	$3	$9,789	$2
Total	$682	$10,726	$10,527	$3	$9,789	$2

1	Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Variable Interest Entities (Continued)

Restricted cash represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $841 million and $381 million of securities retained by TMCC at September 30, 2012 and March 31, 2012, respectively.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In February 2012, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates renewed a $5.0 billion 364 day syndicated bank credit facility.  In March 2011, TMCC, TCPR and other Toyota affiliates entered into a $5.0 billion three year syndicated bank credit facility expiring in fiscal 2014, and a $3.0 billion five year syndicated bank credit facility expiring in fiscal 2016.  In March 2012, $4.3 billion of the original $5.0 billion under the three year facility was extended for one additional year through fiscal 2015, and $2.6 billion of the original $3.0 billion under the five year facility was extended for one additional year through fiscal 2017.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2012 and March 31, 2012.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of September 30, 2012 and March 31, 2012, approximately $2.1 billion and $2.4 billion of this facility were utilized, respectively.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

As of September 30, 2012, TMCC had committed bank credit facilities of $0.7 billion, $1.2 billion and $0.5 billion that mature in the fiscal years 2013, 2014 and 2015, respectively.  An uncommitted bank credit facility in the amount of $0.5 billion matures in fiscal 2014.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2012 and March 31, 2012.

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

	Maximum commitment amount as of
(Dollars in millions)	September 30, 2012	March 31, 2012
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$6,944	$6,804
Minimum lease commitments	81	81
Total commitments	7,025	6,885
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$7,125	$6,985

Wholesale financing demand note facilities	$10,875	$10,258

At September 30, 2012 and March 31, 2012, amounts outstanding under credit facilities with vehicle and industrial equipment dealers were $6.0 billion and $5.8 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.  Minimum lease commitments include $41 million and $44 million in facilities lease commitments with affiliates at September 30, 2012 and March 31, 2012, respectively.  Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At September 30, 2012 and March 31, 2012, amounts outstanding under wholesale financing demand note facilities were $7.5 billion and $6.6 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.

We are party to a 15-year lease agreement, which expires in 2018, with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At September 30, 2012, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2013	$10
2014	19
2015	16
2016	15
2017	11
Thereafter	10
Total	$81

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2012 and March 31, 2012.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2012, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2012 and March 31, 2012, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 38 percent and 37 percent for the three and six months ended September 30, 2012, respectively, and 38 percent for both the three and six months ended September 30, 2011.  Our provision for income taxes for the first half of fiscal 2013 was $479 million compared to $562 million for the same period in fiscal 2012.  The decrease in the provision is consistent with the decrease in our income before tax for the first half of fiscal 2013 compared to the same period in fiscal 2012.

Tax-Related Contingencies

As of September 30, 2012, we remain under IRS examination for the fiscal years ended March 31, 2011 and March 31, 2012, as well as the current fiscal year.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended September 30, 2012, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets at September 30, 2012 were $1.5 billion compared to $1.7 billion at March 31, 2012, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2032.  The total deferred tax liability at September 30, 2012, net of these deferred tax assets, was $5.9 billion compared with $5.4 billion at March 31, 2012.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of September 30, 2012, there were no material changes to our related party agreements or relationships as described in our fiscal 2012 Form 10-K, except as described below.  The following tables summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Net financing revenues:
Manufacturers’ subvention support and other revenues	$236	$243	$462	$486
Credit support fees incurred	$(27)	$(8)	$(35)	$(16)
Foreign exchange loss on loans payable to affiliates	$-	$(56)	$(39)	$(94)
Interest expense on loans payable to affiliates	$(1)	$(12)	$(4)	$(23)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$43	$55	$92	$109

Investments and other income, net:
Interest earned on notes receivable from affiliates	$2	$1	$3	$1

Expenses:
Shared services charges and other expenses	$16	$17	$32	$34
Employee benefits expense	$8	$10	$15	$20

Credit Support Agreements and Fees Incurred

During the second quarter of fiscal 2013, the credit support fee agreement with TFSC was amended to increase the fixed rate that is applied to the weighted average outstanding amount of bonds and other securities entitled to credit support in order to calculate the credit support fee owed to TFSC.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

(Dollars in millions)	September 30, 2012	March 31, 2012
Assets:
Investments in marketable securities
Investments in marketable securities	$5	$-

Finance receivables, net
Accounts receivable from affiliates	$16	$17
Direct finance receivables from affiliates	$3	$4
Notes receivable under home loan programs	$20	$19
Deferred retail subvention income from affiliates	$(667)	$(598)

Investments in operating leases, net
Leases to affiliates	$4	$4
Deferred lease subvention income from affiliates	$(600)	$(592)

Other assets
Notes receivable from affiliates	$887	$1,052
Other receivables from affiliates	$5	$8
Subvention support receivable from affiliates	$103	$65

Liabilities:
Debt
Loans payable to affiliates	$-	$2,201

Other liabilities
Unearned affiliate insurance premiums and contract revenues	$241	$273
Accounts payable to affiliates	$134	$58
Notes payable to affiliate	$61	$61

Shareholder’s Equity:
Dividends paid	$744	$741
Stock-based compensation	$2	$2

Investments in marketable securities

Investments in marketable securities represent our investment in commercial paper of an affiliate.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the three and six months ended
September 30, 2012 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2013:	operations	operations	eliminations	Total
Three Months Ended September 30, 2012

Total financing revenues	$1,805	$-	$6	$1,811
Insurance earned premiums and contract revenues	-	151	(6)	145
Investment and other income, net	11	27	-	38
Total gross revenues	1,816	178	-	1,994

Less:
Depreciation on operating leases	880	-	-	880
Interest expense	283	-	-	283
Provision for credit losses	3	-	-	3
Operating and administrative expenses	187	42	-	229
Insurance losses and loss adjustment expenses	-	73	-	73
Provision for income taxes	177	23	-	200
Net income	$286	$40	$-	$326

Six Months Ended September 30, 2012

Total financing revenues	$3,596	$-	$12	$3,608
Insurance earned premiums and contract revenues	-	307	(12)	295
Investment and other income, net	21	52	-	73
Total gross revenues	3,617	359	-	3,976

Less:
Depreciation on operating leases	1,735	-	-	1,735
Interest expense	341	-	-	341
Provision for credit losses	19	-	-	19
Operating and administrative expenses	360	85	-	445
Insurance losses and loss adjustment expenses	-	154	-	154
Provision for income taxes	434	45	-	479
Net income	$728	$75	$-	$803

Total assets at September 30, 2012	$90,230	$3,453	$(555)	$93,128

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

Note 16 – Subsequent Events

In October 2012, a hurricane caused wide-spread flooding and power outages across large portions of the Mid-Atlantic, Northeastern and Midwestern United States.  We are currently assessing the impact of this natural disaster on our customers and dealers.  Because of the limited information available, the impact on our financial condition and results of operations is not yet determinable.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2012 (“fiscal 2012”), including the following:

•	Changes in general business and economic conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;

•	Increased competition from other financial institutions seeking to increase their share of financing Toyota vehicles;

•	Fluctuations in interest rates and currency exchange rates;

•	Changes or disruptions in our funding environment or access to the global capital markets;

•	Failure or changes in commercial soundness of our counterparties and other financial institutions;

•	Changes in our credit ratings and those of TMC;

•	Changes in the laws and regulatory requirements, including as a result of recent financial services legislation, and related costs;

•
Natural disasters, changes in fuel prices, security (including cybersecurity) breaches, manufacturing disruptions and production suspensions of Toyota and Lexus vehicles models and related parts supply;

•	Elevation in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;

•	The failure of a customer or dealer to meet the terms of any contract with us, or otherwise fail to perform as agreed; and

•	Recalls announced by TMS and the perceived quality of Toyota and Lexus vehicles.

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

Fiscal 2013 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2013 (“fiscal 2013”), economic growth in the United States (“U.S.”) continued at a slow pace.  The rate of employment growth was slow and the unemployment rate continues to be elevated.  Consumer spending remained constrained and fuel prices increased during the first half of fiscal 2013.  However, home prices rose modestly in some parts of the U.S. during the first half of fiscal 2013, and sales of motor vehicles improved compared to the same period in fiscal 2012.

Conditions in the global capital markets remained challenging due to concerns over volatile European financial conditions during the first half of fiscal 2013.  Europe’s financial crisis poses significant downside risks to the economic outlook.  Economic activity in Europe continued to contract at a moderate rate and the growth of emerging European economies and the Asian region slowed.  The downgrades of certain U.S. banks by certain rating agencies also contributed to market volatility.  Despite the challenging fixed income market conditions, we continue to maintain broad global access to both domestic and international markets.

Industry-wide vehicle sales in the United States and sales incentives throughout the auto industry increased during the first half of fiscal 2013 as compared to the same period in the prior year.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 38 percent in the first half of fiscal 2013 compared to the same period in fiscal 2012.  The increase in TMS sales was attributable to the increase in vehicle and related parts supply, which was disrupted following the natural disasters that occurred in Japan and Thailand in 2011.  TMS sales were also positively impacted by new product launches.  While the production of Toyota and Lexus vehicles returned to pre-disaster levels during the third quarter of fiscal 2012, vehicle inventory had not yet returned to pre-disaster levels as of September 30, 2012.

Prices of used vehicles remained near historically high levels during the first half of fiscal 2013 despite slight declines compared to the same period in the prior year.  Natural disasters in Japan and Thailand in 2011 had the effect of reducing the availability of new Toyota and Lexus vehicles which in turn increased the demand for certain used Toyota and Lexus vehicles.  The combination of new Toyota and Lexus vehicle inventory being below historic levels during most of the first half of fiscal 2013 and low used vehicle supply contributed to lower per unit loss severity, favorably impacting our credit losses.

In October 2012, a hurricane caused wide-spread flooding and power outages across large portions of the Mid-Atlantic, Northeastern and Midwestern United States.  We are currently assessing the impact of this natural disaster on our customers and dealers and are implementing programs to assist them.  An extended period of business interruption and any damage experienced by our customers and dealers, as well as on TMS inventory levels and vehicle sales, could adversely impact our financing volume and revenues, insurance volume, insurance earned premiums and contract revenues, depreciation on operating leases, charge-offs, and insurance losses and loss adjustment expenses.

RESULTS OF OPERATIONS

Fiscal 2013 Summary

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Net income:
Finance operations1	$286	$438	$728	$865
Insurance operations1	40	13	75	51
Total net income	$326	$451	$803	$916

1	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $803 million and $326 million for the first half and second quarter of fiscal 2013, compared to $916 million and $451 million for the same periods in fiscal 2012.  Our consolidated results for the first half of fiscal 2013 decreased as compared to the same period in fiscal 2012 primarily due to increases in our provision for credit losses and depreciation on operating leases and a decrease in total financing revenues, partially offset by a decrease in interest expense.  The decrease in our consolidated results for the second quarter of fiscal 2013 as compared to the same period in fiscal 2012 was primarily due to increases in interest expense and depreciation on operating leases and a decrease in total financing revenue, partially offset by an increase in investment and other income.

Our overall capital position, taking into account the payment of a $744 million dividend in September 2012 to Toyota Financial Services Americas Corporation (“TFSA”), increased by $0.1 billion, bringing total shareholder’s equity to $7.8 billion at September 30, 2012, as compared to $7.7 billion at March 31, 2012.  Our debt increased to $76.7 billion at September 30, 2012 from $73.2 billion at March 31, 2012.  As a result, we experienced an increase in our debt-to-equity ratio to 9.9 at September 30, 2012 from 9.6 at March 31, 2012.

Finance Operations

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Financing revenues:
Operating lease	$1,176	$1,178	-%	$2,333	$2,382	(2)%
Retail1	525	610	(14)%	1,057	1,236	(14)%
Dealer	104	79	32%	206	165	25%
Total financing revenues	1,805	1,867	(3)%	3,596	3,783	(5)%

Investment and other income	11	10	10%	21	22	(5)%
Gross revenues from finance operations	1,816	1,877	(3)%	3,617	3,805	(5)%

Less:
Depreciation on operating leases	880	829	6%	1,735	1,654	5%
Interest expense	283	150	89%	341	609	(44)%
Provision for credit losses	3	11	(73)%	19	(192)	110%
Operating and administrative expenses	187	175	7%	360	333	8%
Provision for income taxes	177	274	(35)%	434	536	(19)%
Net income from finance
operations	$286	$438	(35)%	$728	$865	(16)%

1 Includes direct finance lease revenues.

Our finance operations reported net income of $728 million and $286 million for the first half and second quarter of fiscal 2013, compared to $865 million and $438 million for the same periods in fiscal 2012.  Finance operations results for the first half of fiscal 2013 decreased as compared to the same period in fiscal 2012 primarily due to increases in our provision for credit losses and depreciation on operating leases and a decrease in total financing revenues, partially offset by a decrease in interest expense.  Finance operations results for the second quarter of fiscal 2013 decreased as compared to the same period in fiscal 2012 primarily due to increases in interest expense and depreciation on operating leases and a decrease in total financing revenues.

Financing Revenues

Total financing revenues decreased 5 percent and 3 percent during the first half and second quarter of fiscal 2013 as compared to the same periods in fiscal 2012 due to the following factors:

•
Operating lease revenues decreased 2 percent in the first half of fiscal 2013, as compared to the same period in fiscal 2012, primarily due to a decrease in portfolio yields.  In the second quarter of fiscal 2013, operating lease revenues remained relatively consistent compared to the same period in fiscal 2012.

•	Retail contract revenues decreased 14 percent in the first half and second quarter of fiscal 2013, as compared to the same periods in fiscal 2012, primarily due to decreases in portfolio yields.

•
Dealer financing revenues increased 25 percent and 32 percent in the first half and second quarter of fiscal 2013, as compared to the same periods in fiscal 2012, primarily due to higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail and dealer financing, had a yield of 4.7 percent and 4.6 percent during the first half and second quarter of fiscal 2013 compared to 5.6 percent for the same periods in fiscal 2012 due primarily to decreases in both our retail and operating lease portfolio yields.  Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during the first half and second quarter of fiscal 2013.

Depreciation on Operating Leases

Depreciation on operating leases increased 5 percent and 6 percent during the first half and second quarter of fiscal 2013, as compared to the same periods in fiscal 2012.  The increase in depreciation was attributable to an increase in operating lease units outstanding and a slight decline in used vehicle values from historically high levels during the first half of fiscal 2013 as compared to the same period in fiscal 2012.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Interest expense on debt	$347	$405	$684	$886
Interest expense on derivatives	1	32	10	(1)
Interest expense on debt and derivatives	348	437	694	885

Ineffectiveness related to hedge accounting derivatives	(3)	(3)	(6)	(7)
Loss (gain) on foreign currency transactions	196	(999)	152	(295)
(Gain) loss on foreign currency swaps	(206)	780	(238)	(29)
(Gain) loss on interest rate swaps	(52)	(66)	(261)	52
Total interest expense	$283	$149	$341	$606

Total interest expense decreased to $341 million during the first half of fiscal 2013 from $606 million during the same period of fiscal 2012, as a result of lower weighted average interest rate on debt and a decrease in U.S. dollar swap rates.  Total interest expense increased to $283 million during the second quarter of fiscal 2013 from $149 million during the same period of fiscal 2012.  During the second quarter of fiscal 2012, interest expense was favorably impacted by a decrease in foreign currency swap rates partially offset by a higher weighted average interest rate on the debt.  Therefore, interest expense was higher in the second quarter of fiscal 2013 compared to the same period in fiscal 2012.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $684 million and $347 million during the first half and second quarter of fiscal 2013 from $886 million and $405 million in the same periods in fiscal 2012 primarily as a result of lower weighted average interest rates on debt.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first half and second quarter of fiscal 2013, we recorded net interest expense of $10 million and $1 million, respectively, compared to net interest income of $1 million and net interest expense of $32 million during the same periods of fiscal 2012.

Gain or loss on foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use foreign currency swaps to economically hedge these foreign currency transactions.  During the first half and second quarter of fiscal 2013, the U.S. dollar weakened relative to certain other currencies in which our debt is denominated.  This resulted in the recognition of losses on foreign currency transactions of $152 million and $196 million, respectively.  The weakening dollar along with lower swap interest rates resulted in gains of $238 million on the associated foreign currency swaps for the first half of fiscal 2013; the weakening dollar resulted in gains of $206 million on the associated foreign currency swaps for the second quarter of fiscal 2013.  During the first half and second quarter of fiscal 2012, the U.S. dollar strengthened relative to certain other currencies in which our debt is denominated.  This resulted in the recognition of gains on foreign currency transactions of $295 million and $999 million, respectively.  The impact of the strengthening dollar on the value of the associated foreign currency swaps was offset by lower swap interest rates, resulting in gains of $29 million and losses of $780 million for the first half and second quarter of fiscal 2012, respectively.

We recorded gains of $261 million and $52 million on non-hedge accounting interest rate swaps during the first half and second quarter of fiscal 2013 compared to losses of $52 million and gains of $66 million during the same period of fiscal 2012.  The gain of $261 million for the first half of fiscal 2013 was primarily due to a decrease in U.S. dollar swap rates.  The net gains on these swaps exclude net interest settlements and changes in accruals.  Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense.

Provision for Credit Losses

We recorded a provision for credit losses of $19 million and $3 million for the first half and second quarter of fiscal 2013, compared to a benefit from credit losses of $192 million and a provision of credit losses of $11 million for the same periods in fiscal 2012.  The benefit from credit losses for the first half of fiscal 2012 was attributable to significant improvements in per unit loss severity, default frequency and net charge-offs in our consumer portfolio.  In contrast, despite improvement in default frequency during the first half of fiscal 2013, per unit loss severity and net charge-offs increased resulting in a provision for credit losses that did not offset the level of charge-offs, net of recoveries.

Operating and Administrative Expenses

Operating expenses increased during the first half of fiscal 2013 compared to the same period in fiscal 2012 primarily due to increases in employee expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Agreements (units in thousands)
Issued	397	337	18%	782	682	15%
In force	5,938	6,314	(6)%	5,938	6,314	(6)%

Insurance earned premiums
and contract revenues	$151	$156	(3)%	$307	$310	(1)%
Investment and other income	27	(18)	250%	52	12	333%
Gross revenues from insurance
operations	178	138	29%	359	322	11%

Less:
Insurance losses and loss
adjustment expenses	73	83	(12)%	154	169	(9)%
Operating and administrative
expenses	42	37	14%	85	76	12%
Provision for income taxes	23	5	360%	45	26	73%
Net income from insurance
operations	$40	$13	208%	$75	$51	47%

Our insurance operations reported net income of $75 million and $40 million for the first half and second quarter of fiscal 2013, compared to $51 million and $13 million for the same periods in fiscal 2012.  The increase in net income was attributable to an increase in investment and other income and a decrease in insurance losses and loss adjustment expenses, partially offset by an increase in operating and administrative expenses.

Agreements issued increased by 15 percent and 18 percent during the first half and second quarter of fiscal 2013 compared to the same periods in fiscal 2012.  The increase was primarily due to the overall increase in TMS vehicle sales.  Agreements in force decreased by 6 percent during the first half of fiscal 2013 compared to the same period in fiscal 2012.  The decrease is attributable to the expiration of affiliate agreements issued during fiscal 2011 in support of special TMS sales and customer loyalty programs.

Our insurance operations reported insurance earned premiums and contract revenues of $307 million and $151 million for the first half and second quarter of fiscal 2013, compared to $310 million and $156 million for the same periods in fiscal 2012.  Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force and were relatively consistent in the first half and second quarter of fiscal 2013, compared to the same periods in fiscal 2012.

Our insurance operations reported investment and other income of $52 million and $27 million for the first half and second quarter of fiscal 2013, compared to income of $12 million and loss of $18 million for the same periods in fiscal 2012.  Investment and other income consists primarily of interest and dividend income and realized gains and losses on available-for-sale securities.  The increase in investment and other income was primarily due to a decrease in realized losses and an increase in dividend income.

Our insurance operations reported insurance losses and loss adjustment expenses of $154 million and $73 million for the first half and second quarter of fiscal 2013, compared to $169 million and $83 million for the same periods in fiscal 2012.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The decrease in insurance losses and loss adjustment expenses was primarily due to lower claim frequency experienced in our prepaid maintenance contracts.

Our insurance operations reported operating and administrative expenses of $85 million and $42 million for the first half and second quarter of fiscal 2013, compared to $76 million and $37 million for the same periods in fiscal 2012.  The increase was attributable to an increase in insurance dealer back-end program expenses, various product expenses, and overhead.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.

Provision for Income Taxes

Our total provision for income taxes for the first half and second quarter of fiscal 2013 was $479 million and $200 million compared to $562 million and $279 million for the same periods in fiscal 2012.  Our effective tax rate was 37 percent and 38 percent for the first half and second quarter of fiscal 2013 compared to 38 percent for the first half and second quarter of fiscal 2012.  The change in our provision for income taxes is consistent with the change in our income before tax in the first half and second quarter of fiscal 2013 compared to the same periods in fiscal 2012.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2012	2011	Change	2012	2011	Change
TMS new sales volume1	429	313	37%	843	612	38%

Vehicle financing volume2
New retail contracts	196	141	39%	376	281	34%
Used retail contracts	71	86	(17)%	143	179	(20)%
Lease contracts	80	61	31%	159	123	29%
Total	347	288	20%	678	583	16%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	119	75	59%	211	140	51%
Used retail contracts	19	24	(21)%	40	35	14%
Lease contracts	67	52	29%	131	105	25%
Total	205	151	36%	382	280	36%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	60.7%	53.2%		56.1%	49.8%
Used retail contracts	26.8%	27.9%		28.0%	19.6%
Lease contracts	83.8%	85.2%		82.4%	85.4%
Overall subvened contracts	59.1%	52.4%		56.3%	48.0%

Market share:3
Retail contracts	45.6%	44.8%		44.5%	45.7%
Lease contracts	18.6%	19.3%		18.8%	20.0%
Total	64.2%	64.1%		63.3%	65.7%

1
Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 86% Toyota and 14% Lexus vehicles for the first half and second quarter of fiscal 2013.  TMS new sales volume is comprised of approximately 86% Toyota and 14% Lexus vehicles for the first half of fiscal 2012 and 85% Toyota, and 15% Lexus for the second quarter of fiscal 2012.

2
Total financing volume is comprised of approximately 82% Toyota, 15% Lexus, and 3% non-Toyota/Lexus vehicles for the first half of fiscal 2013 and approximately 83% Toyota, 14% Lexus, and 3% non-Toyota/Lexus vehicles for the second quarter of fiscal 2013.  Total financing volume is comprised of approximately 80% Toyota, 15% Lexus, and 5% non-Toyota/Lexus vehicles for the first half and second quarter of fiscal 2012.

3
Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Natural disasters that occurred in Japan in March 2011 and Thailand in October 2011 caused manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and parts during the first and second quarters of fiscal 2012.  As a result of increased availability of vehicle and related parts supplies, vehicle sales by TMS increased 38 percent for the first half of fiscal 2013 compared to the same period in fiscal 2012.  In addition, TMS sales were positively impacted by new product and model launches.

Our financing volume increased while our market share decreased in the first half of fiscal 2013 compared to the same period in fiscal 2012.  The increase in volume was driven primarily by the increased supply of new Toyota and Lexus vehicles and an increase in TMS subvention.  TMS subvention volume increased as the supply of new vehicles grew in the first half and second quarter of fiscal 2013 compared to the same periods in fiscal 2012.  The decrease in market share during the first half of fiscal 2013 was driven primarily by increased competition, as banks renewed their focus on automobile lending.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	September 30, 2012	March 31, 2012	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$47,256	$45,296	4%
Dealer financing, net	13,834	12,746	9%
Total finance receivables, net	61,090	58,042	5%
Investments in operating leases, net	19,561	18,743	4%
Net earning assets	$80,651	$76,785	5%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	994	986	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	492	492	-%
Industrial equipment dealers	145	142	2%
Total number of dealers receiving
wholesale financing	1,631	1,620	1%

Dealer inventory financed (units in thousands)	267	245	9%

1  Includes direct finance leases.
2  Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased during the first half and second quarter of fiscal 2013 as compared to the same periods in fiscal 2012.  The increase was mainly due to an increase in overall TMS vehicle sales and subvention.  The natural disasters in Japan and Thailand in 2011 caused a shortage of new Toyota and Lexus vehicles in fiscal 2012 and a corresponding dealer focus on used vehicle sales.  This resulted in higher used retail contract volume for the first half of fiscal 2012 compared to the same period in fiscal 2013.  The increase in vehicle financing volume during the first half of fiscal 2013 contributed to the increase in retail finance receivables, net at September 30, 2012.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during the first half and second quarter of fiscal 2013 increased as compared to the same periods in fiscal 2012.  Much of the increase during the first half and second quarter of fiscal 2013 was attributable to an increase in TMS sales resulting in a slight increase in subvened vehicle financing volume and investments in operating leases, net at September 30, 2012 as compared to the balance at March 31, 2012.

Dealer Financing and Earning Assets

Dealer financing, net increased 9 percent from March 31, 2012, primarily due to increases in dealer inventory financed.  The higher level of dealer inventory was attributable to the return of vehicle production to pre-disaster levels during the third quarter of fiscal 2012.  The total number of dealers receiving financing was relatively consistent with March 31, 2012.

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

Depreciation on Operating Leases

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2012	2011	Change	2012	2011	Change
Depreciation on operating
leases (dollars in millions)	$880	$829	6%	$1,735	$1,654	5%
Average operating lease units
outstanding (in thousands)	800	780	3%	792	788	1%

Depreciation expense on operating leases increased 5 percent and 6 percent during the first half and second quarter of fiscal 2013 as compared to the same periods in fiscal 2012, due primarily to an increase in the average operating lease units outstanding over the same periods and a slight decline in used vehicle values during the first half of fiscal 2013.  Despite this decline, used vehicle values remained near historically high levels during the first half of fiscal 2013.  The level of lease maturities is expected to increase in fiscal 2013 and over the next few years, which could impact return rates, used vehicle values and depreciation expense.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first half and second quarter of fiscal 2013 continued to benefit from our continued focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle values, contributed to decreased levels of default frequency, delinquency and net charge-offs during the first half of fiscal 2013 as compared to the same period in fiscal 2012.

	September 30,	March 31,	September 30,
	2012	2012	2011
Net charge-offs as a percentage of average gross earning assets 1
Finance receivables	0.17%	0.24%	0.20%
Operating leases	0.11%	0.11%	0.08%
Total	0.15%	0.21%	0.17%

Default frequency as a percentage of outstanding contracts	1.15%	1.43%	1.41%
Average loss severity per unit	$5,844	$5,869	$5,754

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 2
Finance receivables 3	0.26%	0.19%	0.33%
Operating leases 3	0.19%	0.16%	0.25%
Total	0.24%	0.18%	0.31%

1	Net charge-off ratios have been annualized using six month results for the periods ended September 30, 2012 and September 30, 2011.
2	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased to 1.15 percent during the first half of fiscal 2013 compared to 1.41 percent during the same period in fiscal 2012.  Despite slight declines in the first half of fiscal 2013, used vehicle values remained near historically high levels.  Strong used vehicle values positively affected default frequency and net charge-offs.  Some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.  As a result, net charge-offs as a percentage of average gross earning assets decreased from 0.17 percent at September 30, 2011 to 0.15 percent at September 30, 2012.  The low level of default frequency of 1.15 percent may not be indicative of future levels of default frequency as accounts 60 or more days past due increased from 0.18 percent as of March 31, 2012 to 0.24 percent as of September 30, 2012.

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

The following table provides information related to our allowance for credit losses for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Allowance for credit losses at beginning of period	$606	$667	$619	$879
Provision for credit losses	3	11	19	(192)
Charge-offs, net of recoveries1	(60)	(55)	(89)	(64)
Allowance for credit losses at end of period	$549	$623	$549	$623

1   Charge-offs are shown net of recoveries of $18 million and $41 million for the three and six months ended September 30, 2012, respectively, and recoveries of $26 million and $78 million for the three and six months ended September 30, 2011, respectively.

During the first half of fiscal 2013, our allowance for credit losses decreased $70 million from $619 million at March 31, 2012 to $549 million at September 30, 2012.  The decline in our allowance for credit losses was primarily driven by improvements in default frequency from March 31, 2012.  Used vehicle values remained near historically high levels during the first half of fiscal 2013, although values declined compared to the first half of fiscal 2012.  Strong used vehicle prices positively affected default frequency as some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.

The favorable levels in our per unit loss severity, delinquencies, default frequency and net charge-offs reflect patterns of credit behavior different from our historical patterns and levels.  An unusual combination of factors including the low supply of used vehicles, the impact of the natural disasters occurring in Japan and Thailand, and an extended period of economic uncertainty have contributed to these trends.  We considered these factors as well as our historical seasonal patterns in establishing our allowance for credit losses at September 30, 2012.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	September 30, 2012	March 31, 2012
Commercial paper1	$24,173	$21,247
Unsecured notes and loans payable2	42,475	41,415
Secured notes and loans payable	9,336	9,789
Carrying value adjustment3	690	783
Total Debt	$76,674	$73,234

1	Includes unamortized premium/discount.
2	Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $5.0 billion to $8.4 billion with an average balance of $7.2 billion for the second quarter of fiscal 2013.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified five countries for which these conditions exist; Portugal, Ireland, Italy, Greece and Spain.  We do not currently have exposure to these or other European sovereign counterparties.  As of September 30, 2012, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintain a total of $19 billion in committed and uncommitted syndicated and bilateral credit facilities for our liquidity purposes.  As of September 30, 2012, less than 8 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $21.4 billion to $24.7 billion during the quarter ended September 30, 2012, with an average outstanding balance of $23.1 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit”.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20121	$18,461	$13,274	$1,180	$7,969	$40,884
Issuances during the six months
ended September 30, 2012	5,640 2	231 3	-	473 4	6,344
Maturities and terminations
during the six months
ended September 30, 2012	(517)	(1,998)	(377)	(2,315)	(5,207)
Balance at September 30, 20121	$23,584	$11,507	$803	$6,127	$42,021

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

2
MTNs and domestic bonds issued during the first half of fiscal 2013 had terms to maturity ranging from approximately 1 year to 15 years, and had interest rates at the time of issuance ranging from 0.5 percent to 2.3 percent.

3
EMTNs issued during the first half of fiscal 2013 had terms to maturity ranging from approximately 3 years to 5 years, and had interest rates at the time of issuance ranging from 4.4 percent to 4.6 percent.

4	Consists of long-term borrowings, with terms to maturity ranging from approximately 5 years to 6 years, and had interest rates at the time of issuance ranging from 0.9 percent to 1.2 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2012, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €37 billion was available for issuance at September 30, 2012.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the global capital markets.

Secured Notes and Loans Payable

Overview

Asset-backed securitization of our earning asset portfolio provides us with an alternative source of funding.  We securitize finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”) using a variety of structures.  All of our securitization transactions involve the transfer of Securitized Assets to bankruptcy-remote special purpose entities.  These bankruptcy-remote entities are used to ensure that the Securitized Assets are isolated from the claims of creditors of TMCC and that the cash flows from these assets are available solely for the benefit of the investors in these asset-backed securities.  Investors in asset-backed securities do not have recourse to our other assets, and neither TMCC nor our affiliates guarantee these obligations.  We are not required to repurchase or make reallocation payments with respect to the Securitized Assets that become delinquent or default after securitization.  As seller and servicer of the Securitized Assets, we are required to repurchase or make a reallocation payment with respect to the underlying assets that are subsequently discovered not to have met specified eligibility requirements.  This repurchase obligation is customary in securitization transactions.

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

In addition to the credit enhancement described above, we may enter into interest rate swaps with our special purpose entities that issue variable rate debt.  Under the terms of these swaps, the special purpose entities are obligated to pay TMCC a fixed rate of interest on payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt.  This arrangement enables the special purpose entities to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate Securitized Assets.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In February 2012, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates renewed a $5.0 billion 364 day syndicated bank credit facility.  In March 2011, TMCC, TCPR and other Toyota affiliates entered into a $5.0 billion three year syndicated bank credit facility expiring in fiscal 2014, and a $3.0 billion five year syndicated bank credit facility expiring in fiscal 2016.  In March 2012, $4.3 billion of the original $5.0 billion under the three year facility was extended for one additional year through fiscal 2015, and $2.6 billion of the original $3.0 billion under the five year facility was extended for one additional year through fiscal 2017.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2012 and March 31, 2012.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of September 30, 2012 and March 31, 2012, approximately $2.1 billion and $2.4 billion of this facility were utilized, respectively.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

As of September 30, 2012, TMCC had committed bank credit facilities of $0.7 billion, $1.2 billion and $0.5 billion that mature in the fiscal years 2013, 2014 and 2015, respectively.  An uncommitted bank credit facility in the amount of $0.5 billion matures in fiscal 2014.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2012 and March 31, 2012.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our fiscal 2012 Form 10-K, and Note 7 – Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	September 30, 2012	March 31, 2012
Gross derivatives assets, net of credit valuation adjustment	$2,643	$2,660
Less: Counterparty netting and collateral	(2,594)	(2,590)
Derivative assets, net	$49	$70
Embedded derivative assets	$-	$-

Gross derivative liabilities, net of credit valuation adjustment	$1,069	$1,081
Less: Counterparty netting and collateral	(1,050)	(1,038)
Derivative liabilities, net	$19	$43
Embedded derivative liabilities	$23	$24

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2012, we held collateral of $1,640 million which offset derivative assets and posted collateral of $96 million which offset derivative liabilities.  We also held collateral of $130 million which we did not use to offset derivative assets.  As of March 31, 2012, we held collateral of $1,748 million which offset derivative assets and posted collateral of $196 million which offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at September 30, 2012 were assigned investment grade ratings by a credit rating organization.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  We perform valuations of our position with each counterparty and transfer cash collateral on either a monthly or daily basis depending on the counterparty.  As of September 30, 2012 we had implemented daily valuation and collateral exchange arrangements with nearly all of our counterparties on a zero threshold fully-collateralized basis.  For the remaining counterparties with monthly exchanges, our agreements require transfer of cash collateral in excess of a specified threshold if the market value of either counterparty’s net derivatives position exceeds a specified ratings-based threshold.  In addition, if either party, in its reasonable opinion, believes there has been a material decline in the creditworthiness of its counterparty, it can call for more frequent collateral transfers.  For all counterparties with whom we exchange collateral daily, the threshold for collateral transfers is zero, which significantly reduces counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2012 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	September 30, 2012	March 31, 2012
Credit Rating
AA	$-	$5
A	50	68
Total net counterparty credit exposure1	$50	$73

1   Amounts exclude counterparty credit valuation adjustments of $1 million and $3 million at September 30, 2012 and
    March 31, 2012, respectively,

We exclude credit valuation adjustments related to non-performance risk of our counterparties from the total net counterparty credit exposure.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 7, 2012	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2012	By /S/ CHRIS BALLINGER

Chris Ballinger
Group Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2(a)	Amended and Restated Agency Agreement, dated September 14, 2012, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(7)

_______________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 14, 2012, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(b)	Amended and Restated Note Agency Agreement, dated September 14, 2012, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London branch.	(8)

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(10)

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

10.1	Amendment No. 2 dated as of September 7, 2012 to the Credit Support Fee Agreement dated as of March 30, 2001, as amended on June 17, 2005 in respect of the Credit Support Agreement dated October 1, 2000 made by and between TMCC and TFSC.	(11)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

_______________
(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 14, 2012, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated September 7, 2012, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

- 80 -