Form 10-Q
period 2012-12-31
TOYOTA MOTOR CREDIT CORP
filed 2013-02-14
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
OR
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

Yes __    No  ☒

As of January 31, 2013, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended December 31, 2012

INDEX
PART I ........................................................................................................................................................................  3
Item 1. Financial Statements..............................................................................................................................................	3
Consolidated Statement of Income.....................................................................................................................................	3
Consolidated Statement of Comprehensive Income...........................................................................................................	3
Consolidated Balance Sheet................................................................................................................................................	4
Consolidated Statement of Shareholder’s Equity...............................................................................................................	5
Consolidated Statement of Cash Flows..............................................................................................................................	6
Notes to Consolidated Financial Statements.........................................................................................................................	7
Item 2. Management’s Discussion and Analysis...............................................................................................................	48
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................................................	75
Item 4. Controls and Procedures.......................................................................................................................................	75
PART II ....................................................................................................................................................................  76
Item 1. Legal Proceedings.................................................................................................................................................	76
Item 1A. Risk Factors...........................................................................................................................................................	77
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................................................	77
Item 3. Defaults Upon Senior Securities...........................................................................................................................	77
Item 4. Mine Safety Disclosures.......................................................................................................................................	77
Item 5. Other Information.................................................................................................................................................	77
Item 6. Exhibits.................................................................................................................................................................	78
Signatures..............................................................................................................................................................................	79
Exhibit Index.........................................................................................................................................................................	80

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Financing revenues:
Operating lease	$1,191	$1,160	$3,524	$3,542
Retail	514	582	1,571	1,818
Dealer	110	93	328	265
Total financing revenues	1,815	1,835	5,423	5,625

Depreciation on operating leases	901	844	2,636	2,498
Interest expense	284	163	625	769
Net financing revenues	630	828	2,162	2,358

Insurance earned premiums and contract revenues	140	150	435	453
Investment and other income, net	63	62	136	93
Net financing revenues and other revenues	833	1,040	2,733	2,904

Expenses:
Provision for credit losses	88	56	107	(136)
Operating and administrative	229	208	674	617
Insurance losses and loss adjustment expenses	77	78	231	247
Total expenses	394	342	1,012	728

Income before income taxes	439	698	1,721	2,176
Provision for income taxes	156	266	635	828

Net income	$283	$432	$1,086	$1,348

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Net income	$283	$432	$1,086	$1,348
Other comprehensive income, net of tax:
Net unrealized (losses) gains on available-for-sale
marketable securities [net of tax benefit
(provision) of $13, ($9), ($22) and $7, respectively]	(22)	13	31	(8)
Reclassification adjustment for net losses (gains) on
available-for-sale marketable securities included
in net income [net of tax (benefit) provision of
$0, ($2), $2 and ($10), respectively]	-	2	(5)	17
Other comprehensive (loss) income	(22)	15	26	9
Comprehensive income	$261	$447	$1,112	$1,357

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	December 31, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$2,728	$5,060
Restricted cash	582	682
Investments in marketable securities	5,109	4,659
Finance receivables, net	62,550	58,042
Investments in operating leases, net	19,793	18,743
Other assets	2,413	1,727
Total assets	$93,175	$88,913

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$76,359	$73,234
Deferred income taxes	6,060	5,412
Other liabilities	2,726	2,605
Total liabilities	85,145	81,251

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at December 31, 2012 and March 31, 2012	915	915
Additional paid-in-capital	2	2
Accumulated other comprehensive income	186	160
Retained earnings	6,927	6,585
Total shareholder's equity	8,030	7,662
Total liabilities and shareholder's equity	$93,175	$88,913

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

(Dollars in millions)	December 31, 2012	March 31, 20121
ASSETS
Finance receivables, net	$8,589	$10,527
Investments in operating leases, net	518	-
Other assets	11	3
Total assets	$9,118	$10,530

LIABILITIES
Debt	$7,919	$9,789
Other liabilities	2	2
Total liabilities	$7,921	$9,791

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income	earnings	Total

BALANCE AT MARCH 31, 2011	$915	$1	$100	$5,840	$6,856

Net income for the nine months ended
December 31, 2011	-	-	-	1,348	1,348
Other comprehensive income, net
of tax	-	-	9	-	9
Stock-based compensation	-	1	-	-	1
Dividend	-	-	-	(741)	(741)
BALANCE AT DECEMBER 31, 2011	$915	$2	$109	$6,447	$7,473

BALANCE AT MARCH 31, 2012	$915	$2	$160	$6,585	$7,662

Net income for the nine months ended
December 31, 2012	-	-	-	1,086	1,086
Other comprehensive income, net
of tax	-	-	26	-	26
Dividend	-	-	-	(744)	(744)
BALANCE AT DECEMBER 31, 2012	$915	$2	$186	$6,927	$8,030

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended December 31,
(Dollars in millions)	2012	2011
Cash flows from operating activities:
Net income	$1,086	$1,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,665	2,552
Recognition of deferred income	(886)	(896)
Provision for credit losses	107	(136)
Amortization of deferred costs	404	434
Foreign currency and other adjustments to the carrying value of debt, net	(628)	(1,056)
Net (gain) loss from sale of investments in marketable securities	(7)	27
Net change in:
Restricted cash	100	107
Derivative assets	19	237
Other assets (Note 8) and accrued income	14	87
Deferred income taxes	629	812
Derivative liabilities	(49)	(122)
Other liabilities	190	25
Net cash provided by operating activities	3,644	3,419
Cash flows from investing activities:
Purchase of investments in marketable securities	(3,932)	(6,275)
Proceeds from sales of investments in marketable securities	242	1,475
Proceeds from maturities of investments in marketable securities	3,291	4,396
Acquisition of finance receivables	(19,841)	(16,557)
Collection of finance receivables	17,074	16,665
Net change in wholesale and certain working capital receivables	(1,819)	657
Acquisition of investments in operating leases	(7,386)	(5,572)
Disposals of investments in operating leases	4,066	4,070
Advances to affiliates	(4,035)	(2,386)
Repayments from affiliates	3,407	2,066
Other, net	(14)	(12)
Net cash used in investing activities	(8,947)	(1,473)
Cash flows from financing activities:
Proceeds from issuance of debt	12,723	11,272
Payments on debt	(10,670)	(13,026)
Net change in commercial paper	3,672	1,246
Advances from affiliates	49	6
Repayments to affiliates	(2,059)	(7)
Dividend paid to TFSA	(744)	(741)
Net cash provided by (used in) financing activities	2,971	(1,250)
Net (decrease) increase in cash and cash equivalents	(2,332)	696
Cash and cash equivalents at the beginning of the period	5,060	6,830
Cash and cash equivalents at the end of the period	$2,728	$7,526
Supplemental disclosures:
Interest paid	$985	$1,219
Income taxes received, net	$(3)	$(114)
Non-cash financing:
Capital contribution for stock-based compensation	$-	$1

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and nine months ended December 31, 2012 and 2011 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2012 do not necessarily indicate the results which may be expected for the full fiscal year ended March 31, 2013 (“fiscal 2013”).

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

New Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the disclosure about offsetting assets and liabilities.  The disclosure requirements of this guidance are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on a company’s financial position.  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet.  The guidance retains the current U.S. GAAP model that allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party, where rights of set-off are available, including in the event of default or bankruptcy.  However, the guidance adds new disclosure requirements to improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received.  In January 2013, the FASB further clarified that the scope of this guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions.  The accounting guidance is effective for us on April 1, 2013.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued additional guidance on the presentation of items reclassified out of accumulated other comprehensive income.  The standard would not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance would require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income.  The accounting guidance is effective for us on April 1, 2013.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2012, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In instances where we meet the accounting guidance for set-off criteria, we elect to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million and $3 million as of December 31, 2012 and March 31, 2012, respectively.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of December 31, 2012 and March 31, 2012.

As of December 31, 2012
	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$234	$593	$-	$-	$827
Certificates of deposit	-	1,038	-	-	1,038
Commercial paper	-	306	-	-	306
Cash equivalents total	234	1,937	-	-	2,171
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	82	70	-	-	152
Municipal debt securities	-	22	-	-	22
Certificates of deposit	-	2,082	-	-	2,082
Commercial paper	-	209	-	-	209
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	89	4	-	93
Mortgage-backed securities:
U.S. government agency	-	96	-	-	96
Non-agency residential	-	-	7	-	7
Non-agency commercial	-	-	23	-	23
Asset-backed securities	-	-	8	-	8
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	42	-	-	42
U.S. government sector fund	-	310	-	-	310
Municipal sector fund	-	22	-	-	22
Investment grade corporate sector fund	-	322	-	-	322
High-yield sector fund	-	40	-	-	40
Real return sector fund	-	293	-	-	293
Mortgage sector fund	-	645	-	-	645
Asset-backed securities sector fund	-	46	-	-	46
Emerging market sector fund	-	67	-	-	67
International sector fund	-	168	-	-	168
Equity mutual fund	459	-	-	-	459
Available-for-sale securities total	541	4,526	42	-	5,109
Derivative assets:
Foreign currency swaps	-	1,565	80	-	1,645
Interest rate swaps	-	671	11	-	682
Counterparty netting and collateral	-	-	-	(2,276)	(2,276)
Derivative assets total	-	2,236	91	(2,276)	51
Assets at fair value	775	8,699	133	(2,276)	7,331
Derivative liabilities:
Foreign currency swaps	-	(20)	(12)	-	(32)
Interest rate swaps	-	(877)	-	-	(877)
Counterparty netting and collateral	-	-	-	904	904
Derivative liabilities total	-	(897)	(12)	904	(5)
Embedded derivative liabilities	-	-	(13)	-	(13)
Liabilities at fair value	-	(897)	(25)	904	(18)
Net assets at fair value	$775	$7,802	$108	$(1,372)	$7,313

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During the nine months ended December 31, 2012, $53 million of U.S. government and agency obligations were valued using quoted prices for identical securities traded in an active market and were transferred from Level 2 to Level 1.  Additionally, during the nine months ended December 31, 2012, certain available-for-sale debt instruments were transferred from Level 2 to Level 3 due to reduced transparency of market price quotations for these and/or comparable instruments.  There were no transfers during the three months ended December 31, 2012.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended December 31, 2012 and 2011:

Three Months Ended December 31, 2012

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)
		Non-agency	Non-agency
		residential	commercial		Total				Total
	Corporate	mortgage-	mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, October 1, 2012	$4	$7	$24	$9	$44	$12	$74	$(23)	$63	$107
Total gains
Included in earnings	-	-	-	-	-	-	6	10	16	16
Included in other comprehensive income	-	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	2	-	-	2	-	-	-	-	2
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-
Settlements	-	(2)	(1)	(1)	(4)	(1)	(12)	-	(13)	(17)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2012	$4	$7	$23	$8	$42	$11	$68	$(13)	$66	$108
The amount of total gains
for the period included in
earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$-	$6	$4	$10	$10

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
Total gains
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

Nine Months Ended December 31, 2012

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)
		Non-agency	Non-agency
		residential	commercial		Total				Total
	Corporate	mortgage-	mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2012	$1	$4	$15	$1	$21	$13	$69	$(24)	$58	$79
Total gains
Included in earnings	-	-	-	-	-	1	23	11	35	35
Included in other comprehensive income	-	-	1	-	1	-	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	2	3	1	6	-	-	-	-	6
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	(3)	(1)	(4)	-	-	-	-	(4)
Settlements	-	(2)	(3)	(4)	(9)	(3)	(24)	-	(27)	(36)
Transfers in to Level 3	3	3	10	11	27	-	-	-	-	27
Transfers out of Level 3	-	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2012	$4	$7	$23	$8	$42	$11	$68	$(13)	$66	$108
The amount of total gains
for the period included in
earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$1	$21	$1	$23	$23

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

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are individually evaluated for impairment.  These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.  For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period.  Total nonrecurring fair value measurements of $216 million and $166 million were recorded as of December 31, 2012 and March 31, 2012, respectively.

The total change in fair value of financial instruments subject to nonrecurring fair value measurements for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of net gains on net finance receivables within the dealer products portfolio segment of $2 million for both the three and nine months ended December 31, 2012 and $4 million and $19 million for the three and nine months ended December 31, 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements at December 31, 2012 and March 31, 2012

At December 31, 2012, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $42 million, derivative assets of $91 million and derivative liabilities of $25 million.  At March 31, 2012, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $21 million, derivative assets of $92 million and derivative liabilities of $34 million.  The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three and nine months ended December 31, 2012 and as of and for the year ended March 31, 2012.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of December 31, 2012

Financial assets
Finance receivables, net
Retail loan	$47,379	$-	$-	$48,457	$48,457
Commercial	133	-	-	137	137
Wholesale	8,467	-	-	8,481	8,481
Real estate	4,528	-	-	4,522	4,522
Working capital	1,780	-	-	1,769	1,769

Financial liabilities
Commercial paper	$24,921	$-	$24,921	$-	$24,921
Unsecured notes and loans payable	43,519	-	44,150	883	45,033
Secured notes and loans payable	7,919	-	-	7,928	7,928

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 - Fair Value Measurements (Continued)

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in million)	value	Level 1	Level 2	Level 3	Value
As of March 31, 2012

Financial assets
Finance receivables, net
Retail loan	$44,941	$-	$-	$46,609	$46,609
Commercial	141	-	-	148	148
Wholesale	6,951	-	-	6,950	6,950
Real estate	4,280	-	-	4,204	4,204
Working capital	1,480	-	-	1,458	1,458

Financial liabilities
Commercial paper	$21,247	$-	$21,247	$-	$21,247
Unsecured notes and loans payable	42,198	-	36,764	6,538	43,302
Secured notes and loans payable	9,789	-	-	9,810	9,810

The carrying value of each class of finance receivables is presented net of deferred fees and costs, deferred income and the allowance for credit losses; the amount excludes related party transactions of $43 million and $36 million at December 31, 2012 and March 31, 2012 and direct finance leases of $220 million and $213 million at December 31, 2012 and March 31, 2012, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment as described in Note 9 - Debt.  At March 31, 2012, there were loans payable to affiliates of $2.2 billion included in unsecured notes and loans payable carried at amounts that approximate fair value.  There were no loans payable to affiliates that were included in unsecured notes and loans payable at December 31, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$148	$4	$-	$152
Municipal debt securities	19	3	-	22
Certificates of deposit	2,081	1	-	2,082
Commercial paper	209	-	-	209
Foreign government debt securities	3	-	-	3
Corporate debt securities	86	7	-	93
Mortgage-backed securities:
U.S. government agency	91	5	-	96
Non-agency residential	6	1	-	7
Non-agency commercial	22	1	-	23
Asset-backed securities	8	-	-	8
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	39	3	-	42
U.S. government sector fund	295	15	-	310
Municipal sector fund	19	3	-	22
Investment grade corporate sector fund	272	50	-	322
High-yield sector fund	33	7	-	40
Real return sector fund	284	9	-	293
Mortgage sector fund	659	-	(14)	645
Asset-backed securities sector fund	38	8	-	46
Emerging market sector fund	64	3	-	67
International sector fund	162	6	-	168
Equity mutual fund	270	189	-	459
Total investments in marketable securities	$4,808	$315	$(14)	$5,109

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

The fixed income mutual funds include investments in funds that are privately placed.  The total fair value of private placement fixed income mutual funds was $2.0 billion and $1.8 billion at December 31, 2012 and March 31, 2012, respectively.  For each fund, cash redemption limits may apply to each 90 day period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

OTTI Securities

There were no available-for-sale debt or equity securities deemed to be other-than-temporarily impaired for the three and nine months ended December 31, 2012.  For the three and nine months ended  December 31, 2011, unrealized losses for available-for-sale debt securities deemed to be other-than-temporarily impaired were recognized in investment and other income, net and were not material to our Consolidated Statement of Income.

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in Accumulated Other Comprehensive Income, net of applicable taxes in our Consolidated Statement of Shareholder's Equity:

	Less than 12 months as of
	December 31, 2012		March 31, 2012
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency
obligations	$-	$-	$68	$(1)
Equity instruments:
U.S. government sector fund	-	-	237	(2)
Mortgage sector fund	529	(12)	639	(12)
Total investments in marketable
securities	$529	$(12)	$944	$(15)

At December 31, 2012, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were $2 million and $116 million, respectively.  At March 31, 2012, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were not material to our Consolidated Balance Sheet.

Realized Gains and Losses on Sales of Available-For-Sale Securities

Realized gains and losses from the sale of available-for-sale securities recorded in Investment and other income, net in the Consolidated Statement of Income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Available-for-sale securities:
Realized gains on sales	$-	$2	$9	$14
Realized losses on sales	$-	$6	$2	$41

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at December 31, 2012 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$12	0.08%	$55	1.43%	$74	1.71%	$11	2.34%	$152	1.56%
Municipal debt securities	-	-	3	3.86	1	5.54	18	5.83	22	5.53
Certificates of deposit	2,082	0.64	-	-	-	-	-	-	2,082	0.64
Commercial paper	209	0.19	-	-	-	-	-	-	209	0.19
Foreign government debt
securities	-	-	3	2.93	-	-	-	-	3	2.93
Corporate debt
securities	5	5.80	48	4.38	37	5.15	3	6.71	93	4.76
Mortgage-backed securities:
U.S. government agency	-	-	-	-	5	4.17	91	3.53	96	3.58
Non-agency residential	-	-	-	-	-	-	7	7.63	7	7.63
Non-agency commercial	-	-	4	3.51	2	1.24	17	3.97	23	3.72
Asset-backed securities	-	-	1	3.11	3	1.04	4	1.62	8	1.67
Debt instruments total	2,308	0.61	114	2.87	122	2.91	151	3.97	2,695	1.00

Equity instruments:
Fixed income mutual funds									1,955	6.49
Equity mutual fund									459	3.95
Equity instruments total	-		-		-		-		2,414	6.01
Total fair value	$2,308	0.61%	$114	2.87%	$122	2.91%	$151	3.97%	$5,109	3.36%
Total amortized cost	$2,307		$109		$115		$142		$4,808

Yields are based on the amortized cost balances of securities held at December 31, 2012.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both December 31, 2012 and March 31, 2012.

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

(Dollars in millions)	December 31, 2012	March 31, 2012
Retail receivables	$39,499	$35,020
Pledged retail receivables	8,743	10,726
Dealer financing	14,937	12,865
	63,179	58,611

Deferred origination (fees) and costs, net	629	639
Deferred income	(779)	(684)
Allowance for credit losses
Retail and pledged retail receivables	(361)	(405)
Dealer financing	(118)	(119)
Total allowance for credit losses	(479)	(524)
Finance receivables, net	$62,550	$58,042

Finance receivables, net and retail receivables presented in the previous table includes direct finance leases, net of $220 million and $213 million at December 31, 2012 and March 31, 2012, respectively.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is a probability that default exists based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables as of December 31, 2012 and March 31, 2012:

	Retail Loan		Commercial
(Dollars in millions)	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Aging of finance receivables:
Current	$47,138	$44,842	$352	$352
30-59 days past due	572	433	8	8
60-89 days past due	119	80	2	2
90 days past due	51	28	-	1
Total	$47,880	$45,383	$362	$363

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Credit quality indicators:
Performing	$7,906	$6,249	$4,114	$3,746	$1,722	$1,422
Credit Watch	593	675	433	467	64	61
At Risk	39	78	33	148	29	8
Default	1	6	1	-	2	5
Total	$8,539	$7,008	$4,581	$4,361	$1,817	$1,496

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables as of December 31, 2012 and March 31, 2012:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2012	2012	2012	2012	2012	2012

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$29	$7	$29	$7	$4	$1
Real estate	33	136	33	136	11	37
Working capital	29	7	29	7	28	7
Total	$91	$150	$91	$150	$43	$45

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$68	$60	$68	$60
Real estate	99	-	99	-
Working capital	1	1	1	1
Total	$168	$61	$168	$61

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$444	$502	$439	$496
Commercial	1	1	1	1
Total	$445	$503	$440	$497

Total impaired account balances:

Retail loan	$444	$502	$439	$496
Commercial	1	1	1	1
Wholesale	97	67	97	67
Real estate	132	136	132	136
Working capital	30	8	30	8
Total	$704	$714	$699	$708

As of December 31, 2012 and March 31, 2012, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $86 million and $211 million, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average balance of finance receivables determined to be impaired as of the balance sheet date and the interest income recognized on impaired finance receivables for the three and nine months ended December 31, 2012 and 2011:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$32	$11	$24	$11	$-	$-	$-	$-
Real estate	34	142	85	143	-	1	1	4
Working capital	29	8	24	8	-	-	1	-
Total	$95	$161	$133	$162	$-	$1	$2	$4

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$63	$37	$63	$39	$-	$-	$1	$1
Real estate	99	2	50	2	-	-	2	-
Working capital	1	1	1	1	-	-	-	-
Total	$163	$40	$114	$42	$-	$-	$3	$1

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$458	$554	$473	$566	$10	$12	$29	$36
Commercial	1	1	1	1	-	-	-	-
Total	$459	$555	$474	$567	$10	$12	$29	$36

Total impaired account balances:

Retail loan	$458	$554	$473	$566	$10	$12	$29	$36
Commercial	1	1	1	1	-	-	-	-
Wholesale	95	48	87	50	-	-	1	1
Real estate	133	144	135	145	-	1	3	4
Working capital	30	9	25	9	-	-	1	-
Total	$717	$756	$721	$771	$10	$13	$34	$41

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2012 and December 31, 2011 is not significant for each class of finance receivables.  Troubled debt restructurings for these accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer, while accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during the three and nine months ended December 31, 2012 and December 31, 2011.

We recognize finance receivables under bankruptcy protection within the retail loan and commercial classes as troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2012 and December 31, 2011, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the nine months ended December 31, 2012 and December 31, 2011, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consist of vehicle and equipment leases, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Pledged investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these pledged investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

(Dollars in millions)	December 31, 2012	March 31, 2012
Investments in operating leases	$25,335	$24,911
Pledged investments in operating leases	737	-
	26,072	24,911
Deferred origination (fees) and costs, net	(130)	(133)
Deferred income	(596)	(594)
Accumulated depreciation	(5,472)	(5,346)
Allowance for credit losses	(81)	(95)
Investments in operating leases, net	$19,793	$18,743

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Allowance for credit losses at beginning of period	$549	$623	$619	$879
Provision for credit losses	88	56	107	(136)
Charge-offs, net of recoveries	(77)	(59)	(166)	(123)
Allowance for credit losses at end of period	$560	$620	$560	$620

Charge-offs are shown net of recoveries of $18 million and $59 million for the three and nine months ended December 31, 2012, respectively, and recoveries of $21 million and $99 million for the three and nine months ended December 31, 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for the three and nine months ended December 31, 2012 and 2011:

For the Three and Nine Months Ended December 31, 2012

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, October 1, 2012	$333	$5	$122	$460
Charge-offs	(79)	-	-	(79)
Recoveries	13	1	-	14
Provisions	89	(1)	(4)	84
Ending balance, December 31, 2012	$356	$5	$118	$479

Beginning balance, April 1, 2012	$395	$10	$119	$524
Charge-offs	(188)	(1)	-	$(189)
Recoveries	46	1	-	47
Provisions	103	(5)	(1)	97
Ending balance, December 31, 2012	$356	$5	$118	$479

Ending balance: Individually evaluated for impairment	$-	$-	$43	$43
Ending balance: Collectively evaluated for impairment	$356	$5	$75	$436

Gross Finance Receivables:

Ending balance, December 31, 2012	$47,880	$362	$14,937	$63,179
Ending balance: Individually evaluated for impairment	$-	$-	$259	$259
Ending balance: Collectively evaluated for impairment	$47,880	$362	$14,678	$62,920

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $444 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2012, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

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

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $537 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2011, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	December 31, 2012	March 31, 2012
Aggregate balances 60 or more days past due
Finance receivables	$172	$111
Operating leases	46	31
Total	$218	$142

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of December 31, 2012 and March 31, 2012:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of December 31, 2012

Retail loan	$572	$119	$51	$742	$47,138	$47,880	$51
Commercial	8	2	-	10	352	362	-
Wholesale	-	-	-	-	8,539	8,539	-
Real estate	-	-	-	-	4,581	4,581	-
Working capital	-	-	-	-	1,817	1,817	-
Total	$580	$121	$51	$752	$62,427	$63,179	$51

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past due and Accruing

As of March 31, 2012

Retail loan	$433	$80	$28	$541	$44,842	$45,383	$28
Commercial	8	2	1	11	352	363	1
Wholesale	-	-	-	-	7,008	7,008	-
Real estate	-	-	-	-	4,361	4,361	-
Working capital	1	-	-	1	1,495	1,496	-
Total	$442	$82	$29	$553	$58,058	$58,611	$29

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

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of December 31, 2012, we had implemented daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral arrangements with all but one counterparty include a zero threshold, full collateralization requirement.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at December 31, 2012 was $5 million, excluding embedded derivatives and adjustments made for our own non-performance risk.  If our credit ratings declined by one notch, we would not be required to post additional collateral.  If our ratings were to decline by two notches or more, we would not be required to post additional collateral to the counterparties with which we were in a net liability position at December 31, 2012.  In order to settle all derivative instruments that were in a net liability position at December 31, 2012, excluding embedded derivatives and adjustments made for our own non-performance risk, we would be required to pay $5 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 - Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at December 31, 2012 as reported in the
Consolidated Balance Sheet:
	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$50	$19,628	$632	$20,093	$682
Foreign currency swaps	1,259	605	8,277	1,040	9,536	1,645
Total	$1,724	$655	$27,905	$1,672	$29,629	$2,327

Counterparty netting and collateral						(2,276)
Carrying value of derivative contracts – Other assets						$51

Other liabilities
Interest rate swaps	$-	$-	$49,803	$877	$49,803	$877
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	900	20	91	12	991	32
Embedded derivatives	-	-	65	13	65	13
Total	$900	$20	$50,009	$902	$50,909	$922

Counterparty netting and collateral						(904)
Carrying value of derivative contracts – Other liabilities						$18

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2012, we held collateral of $1,442 million which offset derivative assets and posted collateral of $70 million which offset derivative liabilities.  We also held collateral of $24 million which we did not use to offset derivative assets and we posted collateral of $5 million which we did not use to offset derivative liabilities.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and nine months ended December 31, 2012 and 2011 as reported in our Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Interest expense on debt	$330	$409	$1,014	$1,295
Interest expense on hedge accounting derivatives	(25)	(44)	(79)	(179)
Interest expense on non-hedge accounting foreign currency
swaps	(64)	(87)	(198)	(306)
Interest expense on non-hedge accounting interest rate swaps	85	139	283	492
Interest expense on debt and derivatives	326	417	1,020	1,302

Loss (gain) on hedge accounting derivatives:
Interest rate swaps	5	5	10	(9)
Foreign currency swaps	37	134	148	40
Loss on hedge accounting derivatives	42	139	158	31
Less hedged item: change in fair value of fixed rate debt	(44)	(139)	(166)	(38)
Ineffectiveness related to hedge accounting derivatives	(2)	-	(8)	(7)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) loss on foreign currency transactions	(189)	113	(37)	(182)
Loss (gain) on foreign currency swaps	224	(157)	(14)	(186)
Gain on interest rate swaps	(75)	(210)	(336)	(158)
Total interest expense	$284	$163	$625	$769

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011

(Gain) loss related to hedge accounting derivatives	$(1)	$4	$(2)	$9
(Gain) loss on non-hedge accounting foreign currency swaps	-	(4)	-	3
(Gain) loss on non-hedge accounting interest rate swaps	-	1	-	3
Total credit valuation adjustment allocated to interest expense	$(1)	$1	$(2)	$15

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	December 31, 2012	March 31, 2012
Other assets:

Notes receivable from affiliates	$1,681	$1,052
Used vehicles held for sale	162	82
Deferred charges	113	131
Income taxes receivable	15	23
Derivative assets	51	70
Other assets	391	369
Total other assets	$2,413	$1,727

Other liabilities:

Unearned insurance premiums and contract revenues	$1,509	$1,467
Derivative liabilities	18	67
Accounts payable and accrued expenses	822	716
Deferred income	240	229
Other liabilities	137	126
Total other liabilities	$2,726	$2,605

The change in used vehicles held for sale includes non-cash activities of $80 million and $60 million for the nine months ended December 31, 2012 and December 31, 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2012	2012	2012	2012
Commercial paper	$24,921	$21,247	0.29%	0.38%
Unsecured notes and loans payable	42,867	41,415	2.28%	2.63%
Secured notes and loans payable	7,919	9,789	0.66%	0.67%
Carrying value adjustment	652	783
Total debt	$76,359	$73,234	1.45%	1.70%

The commercial paper balance includes unamortized premiums and discounts.  Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At December 31, 2012 and March 31, 2012, the carrying values of these foreign currency denominated notes payable were $11.5 billion and $15.8 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

The carrying value of our unsecured notes and loans payable represents unsecured notes and loans payable and carrying value adjustment.  The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  At December 31, 2012 and March 31, 2012, the carrying value of unsecured notes and loan payable included unsecured floating rate debt of $16.8 billion and $16.7 billion, respectively, with contractual interest rates ranging from 0 percent to 6.0 percent and unsecured fixed rate debt of $26.7 billion and $25.5 billion, respectively, with contractual interest rates ranging from 0.5 percent to 9.4 percent.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.9 percent at both December 31, 2012 and March 31, 2012.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

As of December 31, 2012, our commercial paper had a weighted average remaining maturity of 68 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of December 31, 2012 and March 31, 2012.

	December 31, 2012

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$553	$8,743	$8,589	$4	$7,578	$2
Investments in operating leases	29	737	518	7	341	-
Total	$582	$9,480	$9,107	$11	$7,919	$2

	March 31, 2012

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets1	Securitized Assets1	Other Assets1	Debt	Other Liabilities

Retail finance receivables	$682	$10,726	$10,527	$3	$9,789	$2
Total	$682	$10,726	$10,527	$3	$9,789	$2

1	Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Variable Interest Entities (Continued)

Restricted cash represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $592 million and $381 million of securities retained by TMCC at December 31, 2012 and March 31, 2012, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2012 and March 31, 2012.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of January 31, 2013, TMCC had committed bank credit facilities totaling $4.2 billion of which $0.2 billion, $2.2 billion, $0.7 billion and $1.1 billion mature in fiscal 2013, 2014, 2015 and 2016, respectively.

As of January 31, 2013, TMCC had entered into committed bank facilities of $0.8 billion and $0.3 billion, which mature in fiscal 2014 and 2016, respectively.  The commitments under these agreements become available to us only upon the termination of certain of our syndicated credit facilities.

TMCC also has an uncommitted bank credit facility in the amount of $0.5 billion which matures in fiscal 2014.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2012 and March 31, 2012. We are in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents were contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  As of December 31, 2012 and March 31, 2012, approximately $1.7 billion and $2.4 billion of this facility were utilized, respectively.  This facility expired in January 2013 and was not renewed and the remaining outstanding balance was fully repaid as of January 31, 2013.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below:

	Maximum commitment amount as of
(Dollars in millions)	December 31, 2012	March 31, 2012
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$7,332	$6,804
Minimum lease commitments	79	81
Total commitments	7,411	6,885
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$7,511	$6,985

Wholesale financing demand note facilities	$11,076	$10,258

At December 31, 2012 and March 31, 2012, amounts outstanding under credit facilities with vehicle and industrial equipment dealers were $6.2 billion and $5.8 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.  Minimum lease commitments include $39 million and $44 million in facilities lease commitments with affiliates at December 31, 2012 and March 31, 2012, respectively.  Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At December 31, 2012 and March 31, 2012, amounts outstanding under wholesale financing demand note facilities were $8.2 billion and $6.6 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.

We are party to a 15-year lease agreement, which expires in 2018, with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At December 31, 2012, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2013	$5
2014	19
2015	18
2016	16
2017	11
Thereafter	10
Total	$79

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2012 and March 31, 2012.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2012, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2012 and March 31, 2012, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 36 percent and 37 percent for the three and nine months ended December 31, 2012, respectively, and 38 percent for both the three and nine months ended December 31, 2011.  Our provision for income taxes for the first nine months of fiscal 2013 was $635 million compared to $828 million for the same period in fiscal 2012.  The decrease in the provision is consistent with the decrease in our income before tax for the first nine months of fiscal 2013 compared to the same period in fiscal 2012.

Tax-related Contingencies

As of December 31, 2012, we remain under IRS examination for the fiscal years ended March 31, 2011 and March 31, 2012, as well as for the current fiscal year.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended December 31, 2012, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets at December 31, 2012 were $1.3 billion compared to $1.7 billion at March 31, 2012, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal 2032.  The total deferred tax liability at December 31, 2012, net of these deferred tax assets, was $6.1 billion compared with $5.4 billion at March 31, 2012.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of December 31, 2012, there were no material changes to our related party agreements or relationships as described in our fiscal 2012 Form 10-K, except as described below.  The following tables summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Net financing revenues:
Manufacturers’ subvention support and other revenues	$238	$233	$700	$719
Credit support fees incurred	$(18)	$(9)	$(53)	$(25)
Foreign exchange loss on loans payable to affiliates	$-	$(3)	$(39)	$(97)
Interest expense on loans payable to affiliates	$(1)	$(14)	$(5)	$(37)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$36	$54	$128	$163

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$-	$4	$1

Expenses:
Shared services charges and other expenses	$16	$16	$48	$50
Employee benefits expense	$7	$-	$22	$20

Credit Support Agreements and Fees Incurred

During the second quarter of fiscal 2013, the credit support fee agreement with TFSC was amended to increase the fixed rate that is applied to the weighted average outstanding amount of bonds and other securities entitled to credit support in order to calculate the credit support fee owed to TFSC.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

(Dollars in millions)	December 31, 2012	March 31, 2012
Assets:
Investments in marketable securities
Investments in affiliates commercial paper	$6	$-

Finance receivables, net
Accounts receivable from affiliates	$24	$17
Direct finance receivables from affiliates	$5	$4
Notes receivable under home loan programs	$19	$19
Deferred retail subvention income from affiliates	$(686)	$(598)

Investments in operating leases, net
Leases to affiliates	$5	$4
Deferred lease subvention income from affiliates	$(592)	$(592)

Other assets
Notes receivable from affiliates	$1,681	$1,052
Other receivables from affiliates	$1	$8
Subvention support receivable from affiliates	$94	$65

Liabilities:
Debt
Loans payable to affiliates	$-	$2,201

Other liabilities
Unearned affiliate insurance premiums and contract revenues	$237	$273
Accounts payable to affiliates	$120	$58
Notes payable to affiliate	$51	$61

Shareholder’s Equity:
Dividends paid	$744	$741
Stock-based compensation	$2	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the three and nine months ended December 31, 2012 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2013:	operations	operations	eliminations	Total
Three Months Ended December 31, 2012

Total financing revenues	$1,809	$-	$6	$1,815
Insurance earned premiums and contract revenues	-	146	(6)	140
Investment and other income, net	12	51	-	63
Total gross revenues	1,821	197	-	2,018

Less:
Depreciation on operating leases	901	-	-	901
Interest expense	284	-	-	284
Provision for credit losses	88	-	-	88
Operating and administrative expenses	182	47	-	229
Insurance losses and loss adjustment expenses	-	77	-	77
Provision for income taxes	126	30	-	156
Net income	$240	$43	$-	$283

Nine Months Ended December 31, 2012

Total financing revenues	$5,405	$-	$18	$5,423
Insurance earned premiums and contract revenues	-	453	(18)	435
Investment and other income, net	33	103	-	136
Total gross revenues	5,438	556	-	5,994

Less:
Depreciation on operating leases	2,636	-	-	2,636
Interest expense	625	-	-	625
Provision for credit losses	107	-	-	107
Operating and administrative expenses	542	132	-	674
Insurance losses and loss adjustment expenses	-	231	-	231
Provision for income taxes	560	75	-	635
Net income	$968	$118	$-	$1,086

Total assets at December 31, 2012	$90,184	$3,454	$(463)	$93,175

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information (Continued)

Financial information for our reportable operating segments for the three and nine months ended December 31, 2011 is summarized as follows (dollars in millions):

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

•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;

•	The failure of a customer or dealer to meet the terms of any contract with us, or otherwise fail to perform as agreed; and

•	Recalls announced by TMS and the perceived quality of Toyota and Lexus vehicles.

Forward-looking statements speak only as of the date they are made.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

Fiscal 2013 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2013 (“fiscal 2013”), economic growth in the United States (“U.S.”) continued at a slow pace.  The rate of employment growth was slow, the unemployment rate continues to be elevated, and consumer spending remained constrained.  However, home prices rose modestly in some parts of the U.S. during the first nine months of fiscal 2013, and sales of motor vehicles improved compared to the same period in fiscal 2012.

Conditions in the global capital markets remained challenging due to concerns over volatile European financial conditions during the first nine months of fiscal 2013.  Europe’s financial situation continued to pose downside risks to the economic outlook.  Economic activity in Europe continued to contract and the growth of emerging European economies and the Asian region slowed.  Fiscal concerns in the U.S. contributed to market volatility and are expected to continue to pose downside risks to the U.S. economic outlook.  Despite the challenging fixed income market conditions, we continue to maintain broad global access to both domestic and international markets.

Industry-wide vehicle sales in the United States and sales incentives throughout the auto industry increased during the first nine months of fiscal 2013 as compared to the same period in the prior year.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 29 percent in the first nine months of fiscal 2013 compared to the same period in fiscal 2012.  The increase in TMS sales was attributable to the increase in vehicle and related parts supply, which was disrupted following the natural disasters that occurred in Japan and Thailand in 2011.  TMS sales were also positively impacted by new product launches.  While the production of Toyota and Lexus vehicles returned to pre-disaster levels during the third quarter of fiscal 2012, due to strong vehicle sales our vehicle inventory had not consistently returned to pre-disaster levels as of December 31, 2012.

Prices of used vehicles remained near historically high levels during the first nine months of fiscal 2013 despite slight declines compared to the same period in the prior year.  Natural disasters in Japan and Thailand in 2011 had the effect of reducing the availability of new Toyota and Lexus vehicles which in turn increased the demand for certain used Toyota and Lexus vehicles.  The combination of new Toyota and Lexus vehicle inventory being below historic levels during most of the first nine months of fiscal 2013 and low used vehicle supply contributed to lower per unit loss severity, favorably impacting our credit losses.

In October 2012, Hurricane Sandy caused wide-spread flooding and power outages across large portions of the Northeastern United States.  As a result, we experienced an increase in insurance losses and loss adjustment expenses during the last two months of the third quarter of fiscal 2013 and an increase in credit losses, but these increases were not material to our operating results for the first nine months and third quarter of fiscal 2013.  In addition, we did not experience a significant impact to our financial condition or to our finance and insurance volume.  Refer to “Results of Operations” and “Financial Condition” within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

RESULTS OF OPERATIONS

Fiscal 2013 Summary

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Net income:
Finance operations1	$240	$378	$968	$1,243
Insurance operations1	43	54	118	105
Total net income	$283	$432	$1,086	$1,348

1	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $1,086 million and $283 million for the first nine months and third quarter of fiscal 2013, compared to $1,348 million and $432 million for the same periods in fiscal 2012.  Our consolidated results for the first nine months of fiscal 2013 decreased as compared to the same period in fiscal 2012 primarily due to increases in our provision for credit losses and depreciation on operating leases and a decrease in total financing revenues, partially offset by a decrease in interest expense.  The decrease in our consolidated results for the third quarter of fiscal 2013 as compared to the same period in fiscal 2012 was primarily due to increases in interest expense, depreciation on operating leases and provision for credit losses and a decrease in total financing revenue.

Our overall capital position, taking into account the payment of a $744 million dividend in September 2012 to Toyota Financial Services Americas Corporation (“TFSA”), increased by $0.3 billion, bringing total shareholder’s equity to $8.0 billion at December 31, 2012, as compared to $7.7 billion at March 31, 2012.  Our debt increased to $76.4 billion at December 31, 2012 from $73.2 billion at March 31, 2012.  Our debt-to-equity ratio of 9.5 at December 31, 2012 remained relatively consistent with a ratio of 9.6 at March 31, 2012.

Finance Operations

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Financing revenues:
Operating lease	$1,191	$1,160	3%	$3,524	$3,542	(1)%
Retail1	514	582	(12)%	1,571	1,818	(14)%
Dealer	104	89	17%	310	254	22%
Total financing revenues	1,809	1,831	(1)%	5,405	5,614	(4)%

Investment and other income	12	12	-%	33	34	(3)%
Gross revenues from finance operations	1,821	1,843	(1)%	5,438	5,648	(4)%

Less:
Depreciation on operating leases	901	844	7%	2,636	2,498	6%
Interest expense	284	163	74%	625	772	(19)%
Provision for credit losses	88	56	57%	107	(136)	179%
Operating and administrative expenses	182	170	7%	542	503	8%
Provision for income taxes	126	232	(46)%	560	768	(27)%
Net income from finance
operations	$240	$378	(37)%	$968	$1,243	(22)%

1 Includes direct finance lease revenues.

Our finance operations reported net income of $968 million and $240 million for the first nine months and third quarter of fiscal 2013, compared to $1,243 million and $378 million for the same periods in fiscal 2012.  Finance operations results for the first nine months of fiscal 2013 decreased as compared to the same period in fiscal 2012 primarily due to increases in our provision for credit losses and depreciation on operating leases and a decrease in total financing revenues, partially offset by a decrease in interest expense.  Finance operations results for the third quarter of fiscal 2013 decreased as compared to the same period in fiscal 2012 primarily due to increases in interest expense, depreciation on operating leases and provision for credit losses and a slight decrease in total financing revenues.

Financing Revenues

Total financing revenues decreased 4 percent and 1 percent during the first nine months and third quarter of fiscal 2013 as compared to the same periods in fiscal 2012 due to the following factors:

•
Operating lease revenues decreased 1 percent in the first nine months of fiscal 2013, as compared to the same period in fiscal 2012, primarily due to a decrease in portfolio yield.  In the third quarter of fiscal 2013, operating lease revenues increased by 3 percent compared to the same period in fiscal 2012 primarily due to higher average outstanding earning asset balances, partially offset by a decrease in portfolio yield.

•
Retail contract revenues decreased 14 percent and 12 percent in the first nine months and third quarter of fiscal 2013, respectively, as compared to the same periods in fiscal 2012, primarily due to a decrease in portfolio yield.

•
Dealer financing revenues increased 22 percent and 17 percent in the first nine months and third quarter of fiscal 2013, respectively, as compared to the same periods in fiscal 2012, primarily due to higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail and dealer financing, had a yield of 4.6 percent and 4.5 percent during the first nine months and third quarter of fiscal 2013 compared to 5.5 percent and 5.3 percent for the same periods in fiscal 2012 due primarily to decreases in both our retail and operating lease portfolio yields.  Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during the first nine months and third quarter of fiscal 2013.

Depreciation on Operating Leases

Depreciation on operating leases increased 6 percent and 7 percent during the first nine months and third quarter of fiscal 2013, respectively, as compared to the same periods in fiscal 2012.  The increase in depreciation was attributable to an increase in operating lease units outstanding and a slight decline in used vehicle values from historically high levels during the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Interest expense on debt	$330	$409	$1,014	$1,295
Interest expense on derivatives	(4)	8	6	7
Interest expense on debt and derivatives	326	417	1,020	1,302

Ineffectiveness related to hedge accounting derivatives	(2)	-	(8)	(7)
(Gain) loss on foreign currency transactions	(189)	113	(37)	(182)
Loss (gain) on foreign currency swaps	224	(157)	(14)	(186)
Gain on interest rate swaps	(75)	(210)	(336)	(158)
Total interest expense	$284	$163	$625	$769

During the first nine months of fiscal 2013, total interest expense decreased from $769 million during the first nine months of fiscal 2012 to $625 million during the same period of fiscal 2013. This decrease was primarily due to lower weighted average interest rates on debt and higher gains on interest rate swaps partially offset by lower gains on foreign currency transactions net of the associated foreign currency swaps.

Total interest expense increased from $163 million during the third quarter of fiscal 2012 to $284 million during the same period of fiscal 2013. This increase was primarily due to lower gains on interest rate swaps and losses on foreign currency transactions net of the associated foreign currency swaps partially offset by lower weighted average interest rates on debt.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $1,014 million and $330 million during the first nine months and third quarter of fiscal 2013 from $1,295 million and $409 million in the same periods in fiscal 2012 primarily as a result of lower weighted average interest rates on debt.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first nine months and third quarter of fiscal 2013, we recorded net interest expense of $6 million and net interest income of $4 million, respectively, compared to net interest expense of $7 million and $8 million during the same periods of fiscal 2012.

Gain or loss on foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use foreign currency swaps to economically hedge these foreign currency transactions.  During the first nine months of fiscal 2013, we recorded gains of $51 million on foreign currency transactions net of the associated foreign currency swaps. These gains resulted from decreases in swap rates in certain foreign currencies in which our currency swaps are denominated.

During the third quarter of fiscal 2013, we recorded a loss of $35 million on foreign currency transactions net of the associated foreign currency swaps. These losses resulted from increases in swap rates in certain foreign currencies in which our currency swaps are denominated.

During the first nine months and third quarter of fiscal 2012, we recorded combined gains of $368 million and $44 million on foreign currency transactions net of the associated foreign currency swaps. These gains resulted from declines in foreign currency swap rates during fiscal 2012.

We recorded gains of $336 million and $75 million on non-hedge accounting interest rate swaps during the first nine months and third quarter of fiscal 2013 compared to gains of $158 million and $210 million during the same periods of fiscal 2012.  The gains were primarily due to a decrease in U.S. dollar swap rates.  The net gains on these swaps exclude net interest settlements and changes in accruals.  Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense.

Provision for Credit Losses

We recorded a provision for credit losses of $107 million and $88 million for the first nine months and third quarter of fiscal 2013, compared to a benefit from credit losses of $136 million and a provision for credit losses of $56 million for the same periods in fiscal 2012.  The benefit from credit losses for the first nine months of fiscal 2012 was attributable to significant improvements in per unit loss severity, default frequency and net charge-offs in our consumer portfolio.  In contrast, despite improvements in per unit loss severity and default frequency during the first nine months of fiscal 2013, net charge-offs increased resulting in a provision for credit losses that did not offset the level of charge-offs, net of recoveries.

Operating and Administrative Expenses

Operating expenses increased during the first nine months of fiscal 2013 compared to the same period in fiscal 2012 primarily due to increases in employee expenses, general operating expenses and insurance dealer back-end program expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Agreements (units in thousands)
Issued	379	319	19%	1,161	1,001	16%
In force	5,751	6,357	(10)%	5,751	6,357	(10)%

Insurance earned premiums
and contract revenues	$146	$154	(5)%	$453	$464	(2)%
Investment and other income	51	50	2%	103	62	66%
Gross revenues from insurance
operations	197	204	(3)%	556	526	6%

Less:
Insurance losses and loss
adjustment expenses	77	78	(1)%	231	247	(6)%
Operating and administrative
expenses	47	38	24%	132	114	16%
Provision for income taxes	30	34	(12)%	75	60	25%
Net income from insurance
operations	$43	$54	(20)%	$118	$105	12%

Our insurance operations reported net income of $118 million and $43 million for the first nine months and third quarter of fiscal 2013, compared to $105 million and $54 million for the same periods in fiscal 2012.  The increase in net income for the first nine months of fiscal 2013 was attributable to an increase in investment and other income and a decrease in insurance losses and loss adjustment expenses, partially offset by a decrease in insurance earned premiums and contract revenues, and an increase in operating and administrative expenses.  The decrease in net income for the third quarter of fiscal 2013 compared to the same period in fiscal 2012 was attributable to a decrease in insurance earned premiums and contract revenues and an increase in operating and administrative expenses.  Our net income from insurance operations for the first nine months and third quarter of fiscal 2013 was also affected by Hurricane Sandy.  Despite an increase in insurance losses and loss adjustment expenses, this effect was offset by a decrease in prepaid maintenance losses.

Agreements issued increased by 16 percent and 19 percent during the first nine months and third quarter of fiscal 2013 compared to the same periods in fiscal 2012.  The increase was primarily due to the overall increase in TMS vehicle sales.  Agreements in force decreased by 10 percent during the first nine months of fiscal 2013 compared to the same period in fiscal 2012.  The decrease was attributable to the expiration of affiliate agreements issued during fiscal 2011 in support of special TMS sales and customer loyalty programs.

Our insurance operations reported insurance earned premiums and contract revenues of $453 million and $146 million for the first nine months and third quarter of fiscal 2013, compared to $464 million and $154 million for the same periods in fiscal 2012.  Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force and decreased for the first nine months and third quarter of fiscal 2013, compared to the same periods in fiscal 2012.  The decrease was primarily due to the expiration during fiscal 2013 of affiliate agreements issued during fiscal 2011 in support of special TMS sales and customer loyalty programs.

Our insurance operations reported investment and other income of $103 million and $51 million for the first nine months and third quarter of fiscal 2013, compared to $62 million and $50 million for the same periods in fiscal 2012.  Investment and other income consists primarily of interest and dividend income and realized gains and losses on available-for-sale securities.  The increase in investment and other income for the first nine months of fiscal 2013 was primarily due to a decrease in realized losses and an increase in dividend income.

Our insurance operations reported insurance losses and loss adjustment expenses of $231 million and $77 million for the first nine months and third quarter of fiscal 2013, compared to $247 million and $78 million for the same periods in fiscal 2012.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.

The decrease in insurance losses and loss adjustment expenses for the first nine months and third quarter of fiscal 2013 was primarily attributable to a decrease in prepaid maintenance losses of $37 million and $14 million, respectively, offset by an increase in inventory insurance losses of $10 million and $12 million, respectively.  The decrease in prepaid maintenance losses was due to lower claim frequency as a result of the expiration during fiscal 2013 of affiliate agreements issued in fiscal 2011 in support of special TMS sales and customer loyalty programs.  The increase in inventory insurance losses was due to the occurrence of Hurricane Sandy in October 2012, which caused wide-spread flooding and power outages across large portions of the Northeastern United States.

Our insurance operations reported operating and administrative expenses of $132 million and $47 million for the first nine months and third quarter of fiscal 2013, compared to $114 million and $38 million for the same periods in fiscal 2012.  The increase was attributable to an increase in insurance dealer back-end program expenses, various product expenses, and general operating expenses.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.

Provision for Income Taxes

Our total provision for income taxes for the first nine months and third quarter of fiscal 2013 was $635 million and $156 million compared to $828 million and $266 million for the same periods in fiscal 2012.  Our effective tax rate was 37 percent and 36 percent for the first nine months and third quarter of fiscal 2013 compared to 38 percent for the first nine months and third quarter of fiscal 2012.  The change in our provision for income taxes is consistent with the change in our income before tax in the first nine months and third quarter of fiscal 2013 compared to the same periods in fiscal 2012.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law.  We anticipate that this Act will favorably impact our taxable income through the extension of the 50 percent bonus depreciation deduction.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2012	2011	Change	2012	2011	Change
TMS new sales volume1	401	349	15%	1,244	961	29%

Vehicle financing volume2
New retail contracts	160	133	20%	536	414	29%
Used retail contracts	74	70	6%	217	249	(13)%
Lease contracts	79	54	46%	238	177	34%
Total	313	257	22%	991	840	18%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	94	62	52%	305	202	51%
Used retail contracts	28	21	33%	68	56	21%
Lease contracts	62	46	35%	193	151	28%
Total	184	129	43%	566	409	38%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	58.8%	46.6%		56.9%	48.8%
Used retail contracts	37.8%	30.0%		31.3%	22.5%
Lease contracts	78.5%	85.2%		81.1%	85.3%
Overall subvened contracts	58.8%	50.2%		57.1%	48.7%

Market share:3
Retail contracts	39.9%	37.8%		43.0%	42.9%
Lease contracts	19.7%	15.6%		19.1%	18.3%
Total	59.6%	53.4%		62.1%	61.2%

1
Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 85% Toyota and 15% Lexus vehicles for the first nine months of fiscal 2013 and 83% Toyota, and 17% Lexus for the third quarter of fiscal 2013. TMS new sales volume is comprised of approximately 85% Toyota and 15% Lexus vehicles for the first nine months of fiscal 2012 and 83% Toyota, and 17% Lexus for the third quarter of fiscal 2012.

2
Total financing volume is comprised of approximately 82% Toyota, 15% Lexus, and 3% non-Toyota/Lexus vehicles for the first nine months of fiscal 2013 and approximately 81% Toyota, 16% Lexus, and 3% non-Toyota/Lexus vehicles for the third quarter of fiscal 2013.  Total financing volume is comprised of approximately 79% Toyota, 16% Lexus, and 5% non-Toyota/Lexus vehicles for the first nine months of fiscal 2012 and 78% Toyota, 17% Lexus, and 5% non-Toyota/Lexus vehicles for third quarter of fiscal 2012.

3
Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Natural disasters that occurred in Japan and Thailand in 2011 caused manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and parts during the first and second quarters of fiscal 2012.  As a result of increased availability of vehicle and related parts supplies, vehicle sales by TMS increased 29 percent for the first nine months of fiscal 2013 compared to the same period in fiscal 2012.  In addition, TMS sales were positively affected by new product and model launches.

Our financing volume increased while our market share remained consistent in the first nine months of fiscal 2013 compared to the same period in fiscal 2012.  The increase in volume was driven primarily by the increased supply of new Toyota and Lexus vehicles and an increase in TMS subvention.  TMS subvention volume increased as the supply of new vehicles grew in the first nine months and third quarter of fiscal 2013 compared to the same periods in fiscal 2012.  The foregoing factors were sufficient to offset an initial decrease in market share during the first half of fiscal 2013.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	December 31, 2012	March 31, 2012	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$47,732	$45,296	5%
Dealer financing, net	14,818	12,746	16%
Total finance receivables, net	62,550	58,042	8%
Investments in operating leases, net	19,793	18,743	6%
Net earning assets	$82,343	$76,785	7%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	993	986	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	479	492	(3)%
Industrial equipment dealers	142	142	-%
Total number of dealers receiving
wholesale financing	1,614	1,620	-%

Dealer inventory financed (units in thousands)	296	245	21%

1  Includes direct finance leases.
2  Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased during the first nine months and third quarter of fiscal 2013 as compared to the same periods in fiscal 2012.  The increase was mainly due to an increase in overall TMS vehicle sales and subvention.  The natural disasters in Japan and Thailand in 2011 caused a shortage of new Toyota and Lexus vehicles in fiscal 2012 and a corresponding dealer focus on used vehicle sales.  This resulted in higher used retail contract volume for the first nine months of fiscal 2012 compared to the same period in fiscal 2013.  The increase in vehicle financing volume during the first nine months of fiscal 2013 contributed to the increase in retail finance receivables, net at December 31, 2012.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during the first nine months and third quarter of fiscal 2013 increased as compared to the same periods in fiscal 2012.  Much of the increase during the first nine months and third quarter of fiscal 2013 was attributable to an increase in TMS sales resulting in an increase in subvened vehicle financing volume and investments in operating leases, net at December 31, 2012 as compared to the balance at March 31, 2012.

Dealer Financing and Earning Assets

Dealer financing, net increased 16 percent from March 31, 2012, primarily due to increases in dealer inventory financed.  The higher level of dealer inventory was attributable to the return of vehicle production to pre-disaster levels during the third quarter of fiscal 2012.  The total number of dealers receiving financing was relatively consistent with March 31, 2012.

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

Depreciation on Operating Leases

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2012	2011	Change	2012	2011	Change
Depreciation on operating
leases (dollars in millions)	$901	$844	7%	$2,636	$2,498	6%
Average operating lease units
outstanding (in thousands)	810	775	5%	798	784	2%

Depreciation expense on operating leases increased 6 percent and 7 percent during the first nine months and third quarter of fiscal 2013 as compared to the same periods in fiscal 2012, due primarily to an increase in the average operating lease units outstanding over the same periods and a slight decline in used vehicle values during the first nine months of fiscal 2013.  Despite this decline, used vehicle values remained near historically high levels during the first nine months of fiscal 2013.  The level of lease maturities during the third quarter of fiscal 2013 increased as compared to the same period in fiscal 2012 and is expected to continue to increase through the remainder of fiscal 2013 and over the next few years.  This increase could affect return rates, used vehicle values and depreciation expense.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first nine months and third quarter of fiscal 2013 continued to benefit from our continued focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle values, contributed to decreased levels of default frequency and delinquency during the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.

	December 31,	March 31,	December 31,
	2012	2012	2011
Net charge-offs as a percentage of average gross earning assets 1
Finance receivables	0.31%	0.24%	0.24%
Operating leases	0.17%	0.11%	0.11%
Total	0.28%	0.21%	0.21%

Default frequency as a percentage of outstanding contracts	1.27%	1.43%	1.40%
Average loss severity per unit	$5,508	$5,869	$5,841

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 2
Finance receivables 3	0.27%	0.19%	0.33%
Operating leases 3	0.23%	0.16%	0.27%
Total	0.26%	0.18%	0.31%

1	Net charge-off ratios have been annualized using nine month results for the periods ended December 31, 2012 and December 31, 2011.
2	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased to 1.27 percent during the first nine months of fiscal 2013 compared to 1.40 percent during the same period in fiscal 2012.  Despite slight declines in the first nine months of fiscal 2013, used vehicle values remained near historically high levels.  Strong used vehicle values positively affected default frequency and net charge-offs.  Some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.  The positive impact of strong used vehicle values on default frequency was partially offset by the increase in the number of vehicles charged off in the third quarter of fiscal 2013 due to damage from Hurricane Sandy.  The low level of default frequency of 1.27 percent may not be indicative of future levels of default frequency as accounts 60 or more days past due increased from 0.18 percent as of March 31, 2012 to 0.26 percent as of December 31, 2012.  Average loss severity per unit decreased to $5,508 at December 31, 2012 from $5,841 at December 31, 2011.  The decrease was primarily due to losses incurred as a result of Hurricane Sandy.  Loss severity for vehicles damaged by Hurricane Sandy was mitigated to a large extent by the receipt of vehicle insurance proceeds.  As a result, Hurricane Sandy’s net impact to credit losses for the first nine months and third quarter of fiscal 2013 were not material as its favorable impact on loss severity offset the unfavorable impact on default frequency.

Net charge-offs as a percentage of average gross earning assets increased from 0.21 percent at December 31, 2011 to 0.28 percent at December 31, 2012 due primarily to lower recoveries.

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

The following table provides information related to our allowance for credit losses for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2012	2011	2012	2011
Allowance for credit losses at beginning of period	$549	$623	$619	$879
Provision for credit losses	88	56	107	(136)
Charge-offs, net of recoveries1	(77)	(59)	(166)	(123)
Allowance for credit losses at end of period	$560	$620	$560	$620

1   Charge-offs are shown net of recoveries of $18 million and $59 million for the three and nine months ended
    December 31, 2012, respectively, and recoveries of $21 million and $99 million for the three and nine months ended
    December 31, 2011, respectively.

During the first nine months of fiscal 2013, our allowance for credit losses decreased $59 million from $619 million at March 31, 2012 to $560 million at December 31, 2012.  The decline in our allowance for credit losses was primarily driven by improvements in default frequency from March 31, 2012.  Used vehicle values remained near historically high levels during the first nine months of fiscal 2013, although values declined compared to the first nine months of fiscal 2012.  Strong used vehicle prices positively affected default frequency as some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.

The favorable levels in our actual per unit loss severity and default frequency reflect patterns of credit behavior different from our historical patterns and levels.  An unusual combination of factors including the low supply of new and used vehicles, the impact of the natural disasters occurring in Japan and Thailand, and an extended period of economic uncertainty have contributed to these trends.  We considered these factors as well as our historical seasonal patterns, and the increased level of lease maturities in establishing our allowance for credit losses at December 31, 2012.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	December 31, 2012	March 31, 2012
Commercial paper1	$24,921	$21,247
Unsecured notes and loans payable2	42,867	41,415
Secured notes and loans payable	7,919	9,789
Carrying value adjustment3	652	783
Total Debt	$76,359	$73,234

1	Includes unamortized premium/discount.
2
Includes unamortized premium/discount and the effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $4.5 billion to $7.7 billion with an average balance of $6.1 billion for the third quarter of fiscal 2013.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified five countries for which these conditions exist; Portugal, Ireland, Italy, Greece and Spain.  We do not currently have exposure to these or other European sovereign counterparties.  As of December 31, 2012, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $21 billion in committed and uncommitted syndicated and bilateral credit facilities for our liquidity purposes as of December 31, 2012.  As of December 31, 2012, less than 8 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $21.4 billion to $26.4 billion during the quarter ended December 31, 2012, with an average outstanding balance of $24.1 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit”.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20121	$18,461	$13,274	$1,180	$7,969	$40,884
Issuances during the nine months
ended December 31, 2012	8,586 2	231 3	-	623 4	9,440
Maturities and terminations
during the nine months
ended December 31, 2012	(2,644)	(2,198)	(377)	(2,465)	(7,684)
Balance at December 31, 20121	$24,403	$11,307	$803	$6,127	$42,640

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

2
MTNs and domestic bonds issued during the first nine months of fiscal 2013 had terms to maturity ranging from approximately 1 year to 25 years, and had interest rates at the time of issuance ranging from 0.3 percent to 3.3 percent.

3
EMTNs issued during the first nine months of fiscal 2013 had terms to maturity ranging from approximately 3 years to 5 years, and had interest rates at the time of issuance ranging from 4.4 percent to 4.6 percent.

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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2012, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €36 billion was available for issuance at December 31, 2012.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Our use of special purpose entities in securitizations is consistent with conventional practice in the securitization market.  None of our officers, directors, or employees holds any equity interests in or receives any direct or indirect compensation from our special purpose entities.  These entities do not own our stock or the stock of any of our affiliates.  Each special purpose entity has a limited purpose and generally is permitted only to purchase assets, issue asset-backed securities, and make payments to the security holders, other interest holders and certain service providers as required under the terms of the transactions.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2012 and March 31, 2012.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of January 31, 2013, TMCC had committed bank credit facilities totaling $4.2 billion of which $0.2 billion, $2.2 billion, $0.7 billion and $1.1 billion mature in fiscal 2013, 2014, 2015 and 2016, respectively.

As of January 31, 2013, TMCC had entered into committed bank facilities of $0.8 billion and $0.3 billion, which mature in fiscal 2014 and 2016, respectively.  The commitments under these agreements become available to us only upon the termination of certain of our syndicated credit facilities.

TMCC also has an uncommitted bank credit facility in the amount of $0.5 billion which matures in fiscal 2014.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2012 and March 31, 2012. We are in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents were contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  As of December 31, 2012 and March 31, 2012, approximately $1.7 billion and $2.4 billion of this facility were utilized, respectively.  This facility expired in January 2013 and was not renewed and the remaining outstanding balance was fully repaid as of January 31, 2012.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	December 31, 2012	March 31, 2012
Gross derivatives assets, net of credit valuation adjustment	$2,327	$2,660
Less: Counterparty netting and collateral	(2,276)	(2,590)
Derivative assets, net	$51	$70

Gross derivative liabilities, net of credit valuation adjustment	$909	$1,081
Less: Counterparty netting and collateral	(904)	(1,038)
Derivative liabilities, net	$5	$43
Embedded derivative liabilities	$13	$24

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2012, we held collateral of $1,442 million which offset derivative assets and posted collateral of $70 million which offset derivative liabilities.  We held collateral of $24 million which we did not use to offset derivative assets and we posted collateral of $5 million which we did not use to offset derivative liabilities.  As of March 31, 2012, we held collateral of $1,748 million which offset derivative assets and posted collateral of $196 million which offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at December 31, 2012 were assigned investment grade ratings by a credit rating organization.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of December 31, 2012 we had implemented daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral arrangements with all but one counterparty include a zero threshold, full collateralization requirement, which significantly reduces counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2012 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	December 31, 2012	March 31, 2012
Credit Rating
AA	$-	$5
A	46	68
BBB	6	-
Total net counterparty credit exposure1	$52	$73

1   Amounts exclude counterparty credit valuation adjustments of $1 million and $3 million at December 31, 2012 and
    March 31, 2012, respectively.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2012 Form 10-K, as well as above in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13 (r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with designated natural persons or entities involved in terrorism or the proliferation of weapons of mass destruction.  Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

We are disclosing the following information pursuant to Section 13(r).  TMCC is indirectly wholly-owned by Toyota Motor Corporation (“TMC”), a Japanese corporation.  TMC has provided us with the following information:

During the quarter ended December 31, 2012, P.T. Toyota-Astra Motor (“TAM”), an Indonesian company, sold two Toyota vehicles to the Iranian embassy in Indonesia in compliance with applicable law.  P.T. Toyota Motor Manufacturing Indonesia (“TMMIN”), an Indonesian company and subsidiary of TMC, manufactured and sold the vehicles to TAM.  TAM is the sole distributor of Toyota vehicles in Indonesia.  As of December 31, 2012, TMC held 49 percent of the common stock of TAM, and PT Astra International Tbk, an Indonesian company, held the remaining 51 percent of the common stock of TAM.  The vehicle sales contributed an equivalent in foreign currency of approximately $37,000 in gross revenues to TMC, and net profit to TMC is substantially less.  TMC has informed us that no determination has been made as to whether TAM will, in the future, cease or continue vehicle sales to the Iranian embassy in Indonesia.  We understand this transaction would not subject TMC or its affiliates to U.S. sanctions.

As of the date of this report, we are not aware of any other activity, transaction or dealing by us or any of our affiliates during the quarter ended December 31, 2012 that requires disclosure in this report under Section 13(r) of the Exchange Act.  For affiliates that we do not control and that are our affiliates solely due to their common control by our parent TMC, we have relied upon TMC for information regarding their activities, transactions and dealings.  TMC is subject to Section 13(r) for disclosures in its Form 20-F for the year ending March 31, 2013, and continues its own review of the activities, transactions and dealings of its affiliates that we do not control, and, to the extent necessary, we will update our disclosure as TMC completes its review.

ITEM 6.   EXHIBITS

See Exhibit Index on page 80.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 14, 2013	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2013	By /S/ CHRIS BALLINGER

Chris Ballinger
Senior Vice President and
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

10.1	Amendment No. 2 dated as of September 7, 2012 to the Credit Support Fee Agreement dated as of March 30, 2001, as amended on June 17, 2005 in respect of the Credit Support Agreement dated October 1, 2000 made by and between TMCC and TFSC.	(11)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

______________
(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 14, 2012, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit Exhibit 10.1 filed with our Current Report on Form 8-K dated September 7, 2012, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

82