Form 10-K
period 2013-03-31
TOYOTA MOTOR CREDIT CORP
filed 2013-06-14
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
Yes __    No  ☒

As of May 31, 2013, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:        None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K
For the fiscal year ended March 31, 2013

INDEX
PART I	.………………………………………………………………………………………..…...................	4
Item 1.	Business……………………………………………………………….…………………................…..	4
Item 1A.	Risk Factors…………………………………………………………………….………….…….…….	16
Item 1B.	Unresolved Staff Comments……………………………………………………………………….....	23
Item 2.	Properties………………………………………………………………………………………….........	23
Item 3.	Legal Proceedings………………………………………………………………………………...……	23
Item 4.	Mine Safety Disclosures……………………………………………………………………….………	23

PART II	.…………………………………………………………………………………………….................	23
Item 5.	Market for registrant's Common Equity, related Stockholder Matters and Issuer Purchases of Equity Securities………………………………………………………………………………………….........	23
Item 6.	Selected Financial Data……………………….……………………………………………………..	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations..………	26
Item 7A.	Quantitative and Qualitative Discloures About Market Risk………………………………………	62
Item 8.	Financial Statements and Supplementary Data……………………….………………………………	68
	Report of Independant Registered Public Accounting Firm.………………………………….…....	68
	Consolidated Statement of Income……………………………………….……………………........	69
	Consolidated Statement of Comprehensive Income……………………………………….………	69
	Consolidated Balance Sheet……………………………………………….………………..……....	70
	Consolidated Statement of Shareholder's Equity………………………….…………………..........	71
	Consolidated Statement of Cash Flows…………………………………….……………………....	72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures……....	137
Item 9A.	Controls and Procedures………………………………………………………………………………	137
Item 9B.	Other Information…………………………………………………………………………………….	138

PART III	……………………………………………………………………………………………...............	139
Item 10.	Directors, Executive Officers and Corporate Governance……………………………………………	139
Item 11.	Executive Compensation………………………………………………………………………………	142
Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters..	142
Item 13.	Certain Relationships and Related Transactions and Director Independence……………………….	142
Item 14.	Principle Accounting Fees and Services…………………………………………………………….	143

PART IV	.…………………………………………………………………………………………................	144
Item 15.	Exhibits, Financial Statements and Schedules……………..………………………………………..	144
Signatures	………………………………………………………………………………………………….……	145
Exhibit Index	………………………………………………………………………………………………….......	147

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

We provide a variety of finance and insurance products to authorized Toyota (including Scion) and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and Puerto Rico.  In addition, we also provide financing to industrial equipment dealers and their customers in the U.S.  Our products fall primarily into the following categories:

▪
Finance - We acquire a broad range of retail finance products including retail and commercial installment sales contracts (“retail contracts”) in the U.S. and Puerto Rico and leasing contracts accounted for as either direct finance leases or operating leases (“lease contracts”) from vehicle and industrial equipment dealers in the U.S.  We collectively refer to our retail contracts and lease contracts as the consumer portfolio.  We also provide dealer financing, including wholesale financing (also referred to as floorplan financing), term loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

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

Public Filings

Our filings with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings may also be found by accessing the SEC website (http://www.sec.gov).  The SEC website contains reports, registration statements, and other information regarding issuers that file electronically with the SEC.  A link to the SEC website and certain of our filings is contained on our website located at: www.toyotafinancial.com under “Investor Relations, SEC Filings”.  We will make available, without charge, electronic or paper copies of our filings upon written request to:

Toyota Motor Credit Corporation
19001 South Western Avenue
Torrance, CA 90501
Attention: Corporate Communications

Investors and others should note that we announce material financial information using the investor relations section of our corporate website (http://www.toyotafinancial.com).  We use our website, press releases, as well as social media to communicate with our investors, customers and the general public about our company, our services and other issues.  While not all of the information that we post on our website or on social media is of a material nature, some information could be material.  Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the investor relations section of our website and the Toyota Motor Credit Corporation Twitter feed (http://www.twitter.com/toyotafinancial).  Any changes to the social media channels we use for this purpose will be posted on the investor relations section of our corporate website. We are not incorporating any of the information set forth on our website or on social media channels into this filing on Form 10-K.

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

Geographic Distribution of Operations

As of March 31, 2013, approximately 20 percent of vehicle retail contracts and lease assets were concentrated in California, 11 percent in Texas, 8 percent in New York and 6 percent in New Jersey.  As of March 31, 2013, approximately 26 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 5 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We acquire retail and lease contracts from, and provide financing and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S. and Puerto Rico.  We also offer financing for various industrial and commercial products such as forklifts and light and medium-duty trucks.  Revenues related to transactions with industrial equipment dealers contributed approximately 3 percent to total financing revenues in the fiscal years ended March 31, 2013 (“fiscal 2013”), 2012 (“fiscal 2012”) and 2011 (“fiscal 2011”).

The table below summarizes our financing revenues, net of depreciation by primary product.

	Years ended March 31,
	2013	2012	2011
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	32%	33%	33%
Retail1	56%	58%	59%
Dealer	12%	9%	8%
Financing revenues, net of depreciation	100%	100%	100%

1	Includes direct finance lease revenues.

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

Underwriting

We acquire new and used vehicle and industrial equipment retail and lease contracts primarily from Toyota and Lexus vehicle dealers and industrial equipment dealers.  Dealers transmit customer credit applications electronically through our online system for contract acquisition.  The customer may submit a credit application directly to our website, in which case, the credit application is sent to the dealer of the customer’s choice or to a dealer that is near the customer’s residence.  In addition, through our website, customers are able to request a pre-qualification letter for presentation to the dealer specifying the maximum amount that may be financed.  Upon receipt of the credit application, our origination system automatically requests a credit bureau report from one of the major credit bureaus.  We use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Factors used by the credit scoring system (based on the applicant’s credit history) include the terms of the contract, ability to pay, debt ratios, amount financed relative to the value of the vehicle, and credit bureau attributes such as number of trade lines, utilization ratio and number of credit inquiries.

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

Credit analysts (located at the DSSOs) approve or reject all credit applications that are not auto-decisioned.  A credit analyst decisions applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly obligation, which is derived, among other things, from the amount financed and the term.  Our proprietary scoring system assists the credit analyst in the credit review process.

Completion of the financing process is dependent upon whether the transaction is a retail or lease contract.  For a retail contract transaction, we acquire the retail contract from vehicle dealers and obtain a security interest in the vehicle or industrial equipment.  For a lease contract, except as described below under “Servicing”, we acquire the lease contract and concurrently assume ownership of the leased vehicle or industrial equipment.  We view our lease arrangements, including our operating leases, as financing transactions as we do not re-lease the vehicle or equipment upon default or lease termination.

We regularly review and analyze our retail and lease contract portfolio to evaluate the effectiveness of our underwriting guidelines and purchasing criteria.  If external economic factors, credit loss or delinquency experience, market conditions or other factors change, we may adjust our underwriting guidelines and purchasing criteria in order to change the asset quality of our portfolio.

Subvention

In partnership with Toyota Motor Sales, U.S.A., Inc. (“TMS”), Toyota Material Handling, U.S.A., Inc. (“TMHU”), and Hino Motor Sales, U.S.A., Inc. (“HINO”), we may offer special promotional rates, which we refer to as subvention programs.  TMHU is the primary distributor of Toyota forklifts in the U.S., and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. (a TMC subsidiary).  These affiliates pay us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales.  The amount of subvention received varies based on the mix of Toyota, Lexus and Scion vehicles and industrial equipment included in the promotional rate programs, and the timing of programs.  Subvention payments are received at the beginning of the contract.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income for lease contracts.  A large portion of our retail and lease contracts is subvened.

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

We use an on-line collection and auto dialer system that prioritizes collection efforts, generates past due notices, and signals our collections personnel to make telephone contact with delinquent customers.  Collection efforts are based on behavioral scoring models (which analyze borrowers’ past payment performance, vehicle valuation and credit scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is 60 days past due.  Repossessed vehicles are held in inventory to comply with statutory requirements and then sold at private auctions, unless public auctions are required by applicable law.  Any unpaid amounts remaining after sale or after full charge off are pursued by us to the extent practical and legally permissible.  Any surplus amounts remaining after sale fees and expenses have been paid, and any reserve charge-backs and/or dealer guarantees, are refunded to the customers.  Collections of deficiencies and refunds of surplus are administered at a centralized facility.  From an operations perspective, we charge off a retail or lease contract in our servicing systems as soon as disposition of the vehicle has been completed and sales proceeds have been received, but we may in some circumstances charge off a retail or lease contract prior to repossession.  However, from an accounting perspective we charge off the amount we do not expect to collect when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first, even when repossession and disposition of the collateral have not been completed.

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

We may experience a higher risk of loss if customers fail to maintain required insurance coverage.  The terms of our retail contracts require customers to maintain physical damage insurance covering loss or damage to the financed vehicle or industrial equipment in an amount not less than the full value of the vehicle or equipment.  The terms of each receivable allow but do not require us to obtain any such coverage on behalf of the customer.  In accordance with our normal servicing procedures, we do not obtain insurance coverage on behalf of the customer.  Our vehicle lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle.  We currently do not monitor ongoing maintenance of insurance as part of our customary servicing procedures for retail or lease accounts.

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

Wholesale Financing

We provide wholesale financing to vehicle and industrial equipment dealers for inventories of new and used Toyota, Lexus, Scion and other domestic and import vehicles and industrial equipment.  We acquire a security interest in vehicles financed at wholesale, which we perfect through UCC filings, and these financings may be backed by corporate or individual guarantees from, or on behalf of, participating vehicle and industrial equipment dealers, dealer groups, or dealer principals.  In the event of vehicle or industrial equipment dealer default under a wholesale loan arrangement, we have the right to liquidate assets in which we have a perfected security interest and to seek legal remedies pursuant to the wholesale loan agreement and any applicable guarantees.

TMCC and TMS are parties to an agreement pursuant to which TMS will arrange for the repurchase of new Toyota, Lexus and Scion vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under wholesale financing.  TMCC is also party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.

Other Dealer Financing

We provide term loans, revolving lines of credit, and real estate financing to vehicle and industrial equipment dealers for facilities refurbishment, working capital requirements and real estate purchases.  Our credit facility pricing reflects market conditions, competitive environment, the level of support dealers provide our retail, lease and insurance business and the credit worthiness of each dealer.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are guaranteed by the personal or corporate guarantees of the dealer principals or dealerships.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities according to the risks assumed in entering into the credit facility and competitive factors.

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

Gross revenues from insurance operations on a consolidated basis comprised 9 percent of total gross revenues for fiscal 2013 and 8 percent for both fiscal 2012 and 2011.

Products and Services

TMIS offers various products and services on Toyota, Lexus, Scion and other domestic and import vehicles, such as vehicle service agreements, guaranteed auto protection agreements, maintenance contracts, and excess wear and use agreements.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection insurance, or debt cancellation agreements, provides coverage for a lease or retail contract deficiency balance in the event of a total loss of the covered vehicle.  Excess wear and use agreements are available on leases of Toyota, Lexus and Scion vehicles and protects against excess wear and use charges that may be assessed at lease termination.

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

TMIS obtains a portion of vehicle service contract business by providing TMS contractual indemnity coverage on certified Toyota, Lexus and Scion pre-owned vehicles.  TMIS also provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.  In addition, TMIS provides property deductible reimbursement insurance to TMS and affiliates covering losses incurred under their primary policy.

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the retail sale of Toyota, Lexus and Scion vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the U.S.  Automobiles and light-duty trucks sold by TMS totaled 2.1 million units for fiscal 2013 compared to 1.7 million units for fiscal 2012 and 1.8 million units for fiscal 2011.  Toyota, Lexus and Scion vehicles accounted for approximately 14 percent of all retail automobile and light-duty truck unit sales volume in the U.S. during fiscal 2013, compared to 13 percent during fiscal 2012 and 15 percent during fiscal 2011.

Certain lease and retail installment sales programs on vehicles and industrial equipment are subvened by our affiliates.  TMS sponsors subvention programs on certain new and used Toyota, Lexus and Scion vehicles that result in reduced scheduled payments for qualified retail installment sales and lease customers.  Reduced scheduled payments on certain Toyota industrial equipment for qualified lease and retail installment sales customers are subvened by various affiliates.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales.

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided between the companies.  In addition, TMCC and TMS are parties to an agreement that provides that TMS will arrange for the repurchase of new Toyota, Lexus and Scion vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.

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

Credit support agreements exist between TMCC and TFSC and between TFSC and TMC.  These agreements are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”.

Additionally, TFSC and TMCC are parties to conduit finance agreements pursuant to which TFSC acquires funds from lending institutions solely for the benefit of TMCC, and in turn, provides these funds to TMCC.  The last of these agreements expired in April, 2012.  There were no amounts payable under these agreements as of March 31, 2013, and the aggregate amounts payable under these agreements were approximately $2.2 billion as of March 31, 2012.

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

See Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

COMPETITION

We operate in a highly competitive environment and compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, and finance companies.  To a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail consumer contracts through Toyota and Lexus dealers. We compete with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing.  No single competitor is dominant in the industry.  We compete primarily through service quality, our relationship with TMS, and financing rates.  We seek to provide exceptional customer service and competitive financing programs to our vehicle and industrial equipment dealers and to their customers. Our affiliation with TMS is an advantage in providing financing for purchases or leases of Toyota, Lexus and Scion vehicles.

Competition for the principal products and services provided through our insurance operations is primarily from national and regional independent service contract providers.  We compete primarily through service quality, our relationship with TMS and product benefits.  Our affiliation with TMS provides an advantage in selling our products and services.

REGULATORY ENVIRONMENT

Our finance and insurance operations are regulated under both federal and state law.  Our finance operations are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Leasing Act, the Fair Credit Reporting Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.  The Truth in Lending Act and the Truth in Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies and identity theft prevention requirements.  We are also subject to the Servicemembers Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty.  Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data.  In addition, the dealers who originate our auto finance contracts and leases also must comply with both state and federal credit and trade practice statutes and regulations.  Failure of the dealers to comply with these statutes and regulations could result in remedies that could have an adverse effect on us.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law.  The scope of the Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations.  Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has broad regulatory, examination and enforcement powers over consumer financial products and services.  One of the primary purposes of the CFPB is to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from discrimination and unfair, deceptive and abusive practices.  While the impact of the CFPB on our business remains uncertain, it appears that the bureau is increasing its focus on auto loans.  CFPB regulation, inquiries and related enforcement action, if any, may increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.  The CFPB, together with the U.S. Department of Justice, have contacted us, and we believe other auto finance providers, to request information about the purchase of auto loans from dealers and discretionary pricing practices.  We are voluntarily cooperating with the request for information.  Although neither the CFPB nor the U.S. Department of Justice has alleged any wrongdoing on our part, we cannot predict the outcome of the inquiry.

In addition, the CFPB and the Federal Trade Commission (“FTC”) have recently become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities, and both the FTC and CFPB have announced various enforcement actions against lenders in 2012 involving significant penalties, cease and desist orders and similar remedies that, if applicable to auto finance providers and the nature of products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material effect on our financial condition, liquidity and results of operations.

Federal regulatory agencies have issued numerous rulemakings to implement various requirements of the Dodd-Frank Act, but many of these rules remain in proposed form.  Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives, prohibiting proprietary trading by entities affiliated with an insured depository institution, providing for the regulation of non-bank financial institutions that pose systemic risk, and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions.  Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for us to estimate the financial, compliance or operational impacts.

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

Our insurance operations are subject to state insurance regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses and filings are required to offer certain products and services.  Select products offered by TMIS are covered by federal and state privacy laws.  Insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business, must maintain minimum capital requirements and file annual financial information as determined by their state of domicile and the National Association of Insurance Commissioners.  Failure to comply with these requirements could have an adverse effect on insurance operations in a particular state.  We actively monitor applicable laws and regulations in each state in order to maintain compliance.

We continually review our operations for compliance with applicable laws.  Future administrative rulings, judicial decisions, legislation, regulations and regulatory guidance and supervision may require modification of our business practices and procedures.

EMPLOYEE RELATIONS

At April 30, 2013, we had approximately 3,210 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A.   RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our financial condition and operating results.

General business and economic conditions may adversely affect our operating results and financial condition.

Our operating results and financial condition are affected by a variety of factors.  These factors include changes in the overall market for retail installment sales, leasing or dealer financing, rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, the used vehicle market, levels of operating and administrative expenses (including, but not limited to, personnel costs and technology costs), general economic conditions, inflation, and fiscal and monetary policies in the United States, Europe and other countries in which we issue debt.   Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases.  This could reduce the demand for automotive retail and wholesale financing.  In turn, lower used vehicle prices could affect charge-offs and depreciation on operating leases.

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

Elevated levels of market disruption and volatility, including in the United States and in Europe, could increase our cost of capital and adversely affect our ability to access the global capital markets in a similar manner and at a similar cost as we have had in the past.  These market conditions could also have an adverse effect on our operating results and financial condition by diminishing the value of our investment portfolio and increasing our cost of funding.  If as a result, we increase the rates we charge to our customers and dealers, our competitive position could be negatively affected.

Our operating results and financial condition are heavily dependent on the sales of Toyota, Lexus and Scion vehicles.

Our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles and our ability to offer competitive financing and insurance products in the United States.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the United States.  TMS also sponsors subvention programs offered by us in the United States on certain new and used Toyota, Lexus and Scion vehicles. The level of subvention varies based on TMS’ marketing strategies, economic conditions and volume of vehicle sales.  Changes in the volume of sales of such vehicles would impact the level of our financing volume, insurance volume and results of operations.  These changes may result from governmental action, changes in consumer demand, recalls, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, economic conditions, changes in the level of TMS sponsored subvention programs, increased competition, changes in pricing of imported units due to currency fluctuations or other reasons, or decreased or delayed vehicle production, due to natural disasters, supply chain interruptions or other events.

Recalls and other related announcements by TMS could affect our business, financial condition and operating results.

Beginning in the latter part of fiscal 2010, TMS announced several recalls and temporary suspensions of sales and production of certain Toyota and Lexus models. Because our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles, such events could adversely affect our business.  A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, will have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues.  The credit performance of our dealer and consumer lending portfolios may also be adversely affected.  In addition, a decline in values of used Toyota, Lexus and Scion vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, certain of TMCC’s affiliated entities are subject to litigation and governmental investigations, including those by the U.S. Attorney for the Southern District of New York and the SEC, and have or may become subject to fines or other penalties.  These factors could affect sales of Toyota, Lexus and Scion vehicles and, accordingly, could have a negative effect on our operating results and financial condition.

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

We are exposed to risk of loss on the disposition of leased vehicles and industrial equipment to the extent that sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Among other factors, local, regional and national economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of vehicles, future plans for new Toyota, Lexus and Scion product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and fuel prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our operating results and financial condition, due to our recognition of higher-than-anticipated losses recorded as depreciation expense in the Consolidated Statement of Income.

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

Economic slowdown and recession in the United States, natural disasters and other factors increase the risk that a customer or dealer may not meet the terms of a finance contract with us or may otherwise fail to perform as agreed.  A weak economic environment, evidenced by, among other things, unemployment, underemployment, and consumer bankruptcy filings, may affect some of our customers’ ability to make their scheduled payments. There can be no assurance that our monitoring of credit risk and our efforts to mitigate credit risk are or will be sufficient to prevent an adverse effect on our operating results and financial condition.

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

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud or natural disasters including earthquakes.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  Our corporate headquarters are located in the Los Angeles, California area, which is near major earthquake faults.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

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

A security breach or a cyber attack could adversely affect our operating results and financial condition.

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

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential information from customers and employees.  Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruption in our operations.  We may be required to expend capital and other resources to protect against such security breaches or cyber attacks or to alleviate problems caused by such breaches or attacks.  Our security measures are designed to protect against security breaches and cyber attacks, but our failure to prevent such security breaches and cyber attacks could subject us to liability, decrease our profitability and damage our reputation.

The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition.

We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry.  Our debt, derivative and investment transactions, and our ability to borrow under committed and uncommitted credit facilities, could be adversely affected by the actions and commercial soundness of other financial institutions.  Deterioration of social, political, labor, or economic conditions in a specific country or region, such as current uncertainties relating to European economic conditions, sovereign and non-sovereign debt and the banking sector, may also adversely affect the ability of financial institutions, including our derivative counterparties and lenders, to perform their contractual obligations.  Financial institutions are interrelated as a result of trading, clearing, lending and other relationships, and as a result, financial and political difficulties in one country or region may adversely affect financial institutions in other jurisdictions, including those with which we have relationships.  The failure of any financial institutions and other counterparties to which we have exposure, directly or indirectly, to perform their contractual obligations, and any losses resulting from that failure, may materially and adversely affect our liquidity, operating results or financial condition.

If we are unable to compete successfully or if competition increases in the businesses in which we operate, our operating results could be negatively affected.

We operate in a highly competitive environment.  We compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, finance companies, and to a lesser extent, other automobile manufacturers’ affiliated finance companies.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, revenues, and margins.  Further, the financial condition and viability of our competitors and peers may have an impact on the financial services industry in which we operate, resulting in changes in the demand for our products and services.  This could have an adverse impact on our operating results and the volume of our business.

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

At the federal level, Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations.  Among other things, the Dodd-Frank Act created the CFPB, which has broad regulatory, examination and enforcement powers over consumer financial products and services.  One of the primary purposes of the CFPB is to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from discrimination and unfair, deceptive and abusive practices.  While the impact of the CFPB on our business remains uncertain, it appears that the bureau is increasing its focus on auto loans.  CFPB regulation, inquiries and related enforcement action, if any, may increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

Federal regulatory agencies have issued numerous rulemakings to implement various requirements of the Dodd-Frank Act, but many of these rules remain in proposed form.  Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives, prohibiting proprietary trading by entities affiliated with an insured depository institution, providing for the regulation of non-bank financial institutions that pose systemic risk, and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions.  Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for us to estimate the financial, compliance or operational impacts.

Refer to Item 1. “Business – Regulatory Environment” for additional information on our regulatory environment.

Compliance with applicable law is costly and can affect operating results.  Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements.  Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers.  The failure to comply could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to our reputation, brand and valued customer relationships.

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

Field operations for both finance and insurance are located in three CSCs, three regional management offices, and 30 DSSOs in cities throughout the U.S.  Two of the DSSOs share premises with the regional CSCs.  All three of the regional management offices share premises with DSSO offices.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMS.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  We also have a sales and operations office in Puerto Rico.  All premises are occupied under lease.

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

In fiscal 2013, fiscal 2012 and fiscal 2011, TMCC declared and paid cash dividends to TFSA of $1,487 million, $741 million and $266 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended March 31,
(Dollars in millions)	2013	2012	2011	2010	2009

INCOME STATEMENT DATA
Financing revenues:

Operating lease	$4,748	$4,693	$4,888	$4,739	$4,925
Retail	2,062	2,371	2,791	3,086	3,317
Dealer	434	365	385	338	558
Total financing revenues	7,244	7,429	8,064	8,163	8,800

Depreciation on operating leases	3,568	3,339	3,353	3,564	4,176
Interest expense	940	1,300	1,614	2,023	2,956
Net financing revenues	2,736	2,790	3,097	2,576	1,668

Insurance earned premiums and contract
revenues	571	604	543	452	421
Investment and other income, net	173	113	236	228	11
Net financing revenues and other revenues	3,480	3,507	3,876	3,256	2,100

Expenses:
Provision for credit losses	121	(98)	(433)	604	2,160
Operating and administrative	911	857	1,059	760	799
Insurance losses and loss adjustment expenses	293	325	247	213	193
Total expenses	1,325	1,084	873	1,577	3,152
Income (loss) before income taxes	2,155	2,423	3,003	1,679	(1,052)
Provision for (benefit from) income taxes	824	937	1,150	616	(429)

Net income (loss)	$1,331	$1,486	$1,853	$1,063	$(623)

	As of March 31,
(Dollars in millions)	2013	2012	2011	2010	2009
BALANCE SHEET DATA

Finance receivables, net	$62,567	$58,042	$57,736	$55,087	$54,574
Investments in operating leases, net	$20,384	$18,743	$19,041	$17,151	$17,980
Total assets	$95,302	$88,913	$91,704	$81,193	$83,679
Debt	$78,832	$73,234	$77,282	$69,179	$72,983
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$6,429	$6,585	$5,840	$4,253	$3,240
Total shareholder's equity	$7,557	$7,662	$6,856	$5,273	$4,093

Our Board of Directors declared and paid cash dividends of $1,487 million, $741 million, $266 million and $50 million to TFSA during fiscal 2013, 2012, 2011 and 2010, respectively.  No dividends were declared during fiscal 2009.

	As of and for the
	years ended March 31,
	2013	2012	2011	2010	2009
KEY FINANCIAL DATA

Ratio of earnings to fixed charges 1	3.27	2.85	2.85	1.83	--
Debt to equity	10.4	9.6	11.3	13.1	17.8
Return on assets	1.45%	1.65%	2.14%	1.29%	(0.76)%
Allowance for credit losses as a
percentage of gross earning assets2	0.63%	0.80%	1.13%	2.31%	2.51%
Net charge-offs as a percentage of
average gross earning assets3	0.27%	0.21%	0.52%	1.03%	1.37%
60 or more days past due as a
percentage of gross earning assets4	0.19%	0.18%	0.26%	0.45%	0.68%

1
Due to our losses in fiscal 2009, the coverage ratio was less than one-to-one.  We would have had to generate additional earnings equal to our pre-tax loss to achieve a coverage ratio of one-to-one in this fiscal year.

2
During fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  This change would not have changed our allowance for credit losses as a percentage of gross earning assets during fiscal 2009.

3	The change in accounting policy mentioned above would have resulted in net charge-offs as a percentage of average gross earning assets of 1.46 percent for fiscal 2009.
4	The change in accounting policy mentioned above would have resulted in 60 or more days past due as a percentage of gross earning assets of 0.60 percent for fiscal 2009.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors such as the following that may cause actual results to differ materially from those stated:

•	Changes in general business and economic conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;

•	Increased competition from other financial institutions seeking to increase their share of financing Toyota vehicles;

•	Fluctuations in interest rates and currency exchange rates;

•	Changes or disruptions in our funding environment or access to the global capital markets;

•	Failure or changes in commercial soundness of our counterparties and other financial institutions;

•	Changes in our credit ratings and those of TMC;

•	Changes in the laws and regulatory requirements, including as a result of recent financial services legislation, and related costs;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus and Scion vehicles models and related parts supply;

•	Operational risks, including security breaches or cyber attacks;

•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;

•	The failure of a customer or dealer to meet the terms of any contract with us, or otherwise fail to perform as agreed;

•	Recalls announced by TMS and the perceived quality of Toyota, Lexus and Scion vehicles; and

•	The other risks and uncertainties set forth in “Part I, Item 1A. Risk Factors”.

Forward-looking statements speak only as of the date they are made.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

OVERVIEW

Key Performance Indicators and Factors Affecting Our Business

In our finance operations, we generate revenue, income, and cash flows by providing retail financing, leasing, and dealer financing to vehicle and industrial equipment dealers and their customers.  We measure the performance of our financing operations using the following metrics: financing volume, market share, financial leverage, financing margins, operating expense, residual value and credit loss metrics.

In our insurance operations, we generate revenue through marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics:  investment income, issued agreement volume, number of agreements in force, and loss metrics.

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, Toyota, Lexus and Scion sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, the financial health of the dealers we finance, and competitive pressure.  Changes in these factors can influence financing and lease contract volume, the number of financing and lease contracts that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on financing and leasing volume.  Changes in the volume of vehicle sales, vehicle dealers’ utilization of our insurance programs, or the level of coverage purchased by affiliates could materially impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

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

Exceptional Customer Service:  Our relationship with Toyota and Lexus vehicle dealers and industrial equipment dealers and their customers offer us a competitive advantage.  We seek to leverage this opportunity by providing exceptional service to dealers and their customers.  Through our DSSO network, we work closely with the dealerships to improve the quality of service we provide to them.  We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealership and the Toyota, Lexus and Scion brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted toward customer retention, we work closely with TMS, TMHU and HINO to offer special retail, lease, dealer financing, and insurance programs.  We also focus on providing a positive customer experience to existing retail, lease, and insurance customers through our CSCs.

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

Fiscal 2013 Operating Environment

During fiscal 2013, economic growth in the United States continued at a slow to moderate pace, as labor market conditions showed some signs of improvement.  Consumer spending remained constrained, but sales of motor vehicles improved compared to fiscal 2012.  The housing sector improved as housing starts continued to trend higher and home prices rose moderately in fiscal 2013.

Conditions in the global capital markets generally improved during fiscal 2013, yet remained challenging due to concerns over volatile European financial conditions.  Europe’s ongoing debt and financial crisis continued to pose downside risks to the economic outlook.  Economic activity in Europe continued to contract and the growth of emerging economies in the European and Asian regions slowed.  Fiscal concerns in the U.S. contributed to market volatility and are expected to continue to pose downside risks to the U.S. economic outlook.  Despite the challenging fixed income market conditions, we continue to maintain broad global access to both domestic and international markets.

Industry-wide vehicle sales in the United States and sales incentives throughout the auto industry increased during fiscal 2013 as compared to fiscal 2012.  Vehicle sales by TMS increased 24 percent in fiscal 2013 compared to fiscal 2012.  The increase in TMS sales was primarily attributable to new product launches, return of consumer demand for new vehicles and the recovery in vehicle and related parts supply, which had been disrupted by the natural disasters that occurred in Japan and Thailand in 2011.  Production of Toyota, Lexus and Scion vehicles returned to pre-disaster levels during the third quarter of fiscal 2012, and inventory generally recovered to pre-disaster levels in the latter part of fiscal 2013.

Prices of used vehicles remained near historically high levels during fiscal 2013 despite slight declines as compared to fiscal 2012.  Natural disasters in Japan and Thailand in 2011 had the effect of reducing the availability of new Toyota, Lexus and Scion vehicles which in turn increased the demand for certain used Toyota, Lexus and Scion vehicles.  The combination of lower new Toyota, Lexus and Scion vehicle inventory during most of the first nine months of fiscal 2013 and low used vehicle supply contributed to lower per unit loss severity, which favorably affected our credit losses and residual value risk.

In October 2012, Hurricane Sandy caused wide-spread flooding and power outages across large portions of the Northeastern United States.  As a result, we experienced an increase in insurance losses and loss adjustment expenses during the third quarter of fiscal 2013 and an increase in credit losses.  However, these increases were not material to our operating results for fiscal 2013 due to the offset from insurance recoveries.  In addition, we did not experience a significant impact on our financial condition or our finance and insurance volume.  Refer to “Results of Operations” and “Financial Condition” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Net income:
Finance operations1	$1,183	$1,350	$1,631
Insurance operations1	148	136	222
Total net income	$1,331	$1,486	$1,853

1	Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Fiscal 2013 Compared to Fiscal 2012

Our consolidated net income was $1,331 million in fiscal 2013, compared to $1,486 million in fiscal 2012.  Our consolidated net income for fiscal 2013 decreased as compared to fiscal 2012 primarily due to increases in our depreciation on operating leases and provision for credit losses.  Total financing revenues also decreased, which was more than offset by a corresponding decline in interest expense.

Our overall capital position, after taking into effect dividend payments to TFSA of $743 million and $744 million in March 2013 and September 2012, respectively, decreased by $0.1 billion, bringing total shareholder’s equity to $7.6 billion at March 31, 2013, as compared to $7.7 billion at March 31, 2012.  Our debt increased to $78.8 billion at March 31, 2013 from $73.2 billion at March 31, 2012.  As a result, our debt-to-equity ratio increased to 10.4 at March 31, 2013 from 9.6 at March 31, 2012.

Fiscal 2012 Compared to Fiscal 2011

Our consolidated net income was $1,486 million in fiscal 2012, compared to $1,853 million in fiscal 2011.  Our consolidated net income for fiscal 2012 decreased as compared to fiscal 2011 primarily due to decreases in total financing revenue and investment and other income, partially offset by decreases in interest expense and operating and administrative expenses.  Our consolidated net income was also affected by a decrease in our benefit from credit losses for fiscal 2012 compared to fiscal 2011.

Our overall capital position, after taking into effect the payment of a $741 million dividend in September 2011 to TFSA, increased by $0.8 billion, bringing total shareholder’s equity to $7.7 billion at March 31, 2012, as compared to $6.9 billion at March 31, 2011.  Our debt decreased to $73.2 billion at March 31, 2012 from $77.3 billion at March 31, 2011.  We experienced an improvement in our debt-to-equity ratio to 9.6 at March 31, 2012 from 11.3 at March 31, 2011.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
				2013 to	2012 to
(Dollars in millions)	2013	2012	2011	2012	2011
Financing revenues:
Operating lease	$4,748	$4,693	$4,888	1%	(4)%
Retail1	2,062	2,371	2,791	(13)%	(15)%
Dealer	409	349	363	17%	(4)%
Total financing revenues	7,219	7,413	8,042	(3)%	(8)%

Investment and other income	57	44	46	30%	(4)%
Gross revenues from finance operations	7,276	7,457	8,088	(2)%	(8)%

Less:
Depreciation on operating leases	3,568	3,339	3,353	7%	-%
Interest expense	940	1,303	1,620	(28)%	(20)%
Provision for credit losses	121	(98)	(433)	223%	77%
Operating and administrative expenses	734	703	903	4%	(22)%
Provision for income taxes	730	860	1,014	(15)%	(15)%
Net income from finance operations	$1,183	$1,350	$1,631	(12)%	(17)%

1	Includes direct finance lease revenues for all periods shown.

Our finance operations reported net income of $ 1,183 million and $ 1,350 million during fiscal 2013 and 2012, respectively.  The decrease in net income was primarily due to increases in our depreciation on operating leases and provision for credit losses.  Total financing revenues also decreased, which was more than offset by a corresponding decline in interest expense.

Financing Revenues

Total financing revenues decreased 3 percent during fiscal 2013 compared to fiscal 2012 due to the following combination of factors:

•	Operating lease revenues increased 1 percent in fiscal 2013 as compared to fiscal 2012, due to higher average outstanding earning asset balances partially offset by lower portfolio yields.

•
Retail contract revenues decreased 13 percent in fiscal 2013 as compared to fiscal 2012, primarily due to a decrease in our portfolio yields partially offset by higher average outstanding earning asset balances.

•	Dealer financing revenues increased 17 percent in fiscal 2013 as compared to fiscal 2012, due to higher average outstanding earning asset balances partially offset by lower portfolio yields.

Our total portfolio, which includes operating lease, retail and dealer financing, had a yield of 4.5 percent during fiscal 2013 compared to 5.4 percent in fiscal 2012, due to decreases in our retail, operating lease and dealer portfolio yields.  Lower yields were the result of the continued maturity of higher yielding earning assets being replaced by lower yielding earning assets during fiscal 2013.

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

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Interest expense on debt	$1,330	$1,677	$1,943
Interest income on derivatives	(2)	(1)	(21)
Interest expense on debt and derivatives	1,328	1,676	1,922

Ineffectiveness related to hedge accounting derivatives	(10)	(21)	(33)
(Gain) loss on foreign currency transactions	(430)	(182)	1,494
Loss (gain) on foreign currency swaps	431	(84)	(1,595)
Gain on non-hedge accounting interest rate swaps	(379)	(89)	(174)
Total interest expense	$940	$1,300	$1,614

During fiscal 2013, total interest expense decreased from $1,300 million during fiscal 2012 to $940 million.  This decrease was primarily due to lower weighted average interest rates on debt and higher gains on interest rate swaps.  Additionally, in fiscal 2013, gains on foreign currency transactions were completely offset by the associated foreign currency swaps, while during fiscal 2012 we recorded combined gains on foreign currency transactions and the associated foreign currency swaps.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $1,330 million during fiscal 2013 from $1,677 million during fiscal 2012 primarily as a result of lower weighted average interest rates on debt.

Interest income on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During fiscal 2013, we recorded net income on derivatives of $2 million compared to net income of $1 million during fiscal 2012.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt due to the hedged risk and the change in the fair value of the associated derivative instrument.

Gain or loss on foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use foreign currency swaps to economically hedge these foreign currency transactions.  During fiscal 2013, we recorded combined losses of $1 million on foreign currency transactions net of the associated foreign currency swaps, as compared to gains of $266 million during fiscal 2012.  During fiscal 2012, net gains resulted from declines in foreign currency swap rates.

We recorded gains of $379 million on non-hedge accounting interest rate swaps during fiscal 2013 compared to gains of $89 million during fiscal 2012.  The net gains on these swaps during both periods resulted from a decline in long-term swap rates.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense.

Provision for Credit Losses

We recorded a provision for credit losses of $121 million for fiscal 2013, compared to a benefit from credit losses of $98 million for fiscal 2012.  The benefit from credit losses for fiscal 2012 was attributable to significant improvements in per unit loss severity, default frequency and net charge-offs in our consumer portfolio as compared to fiscal 2011.  In fiscal 2013, net charge-offs increased primarily due to a decline in recoveries as compared to fiscal 2012.  In addition, while default frequency improved in our consumer portfolio during fiscal 2013, this improvement was not significant enough to offset the increase in net charge-offs.  Earning asset growth in our retail loan and investments in operating leases portfolios also contributed to an increased provision in fiscal 2013 as compared to fiscal 2012.  As a result we recorded a provision for credit losses during fiscal 2013.

Operating and Administrative Expenses

Operating expenses increased during fiscal 2013 compared to fiscal 2012 primarily due to increases in employee, general operating and insurance dealer back-end program expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years ended March 31,			Percentage change
				2013 to	2012 to
(Dollars in millions)	2013	2012	2011	2012	2011
Agreements (units in thousands)
Issued	1,557	1,357	2,200	15%	(38)%
In force	5,787	6,357	6,239	(9)%	2%

Insurance earned premiums and
contract revenues	$596	$620	$565	(4)%	10%
Investment and other income	116	72	196	61%	(63)%
Gross revenues from insurance
operations	712	692	761	3%	(9)%

Less:
Insurance losses and loss adjustment
expenses	293	325	247	(10)%	32%
Operating and administrative
expenses	177	154	156	15%	(1)%
Provision for income taxes	94	77	136	22%	(43)%
Net income from insurance
operations	$148	$136	$222	9%	(39)%

Our insurance operations reported net income of $ 148 million for fiscal 2013 compared to $136 million for fiscal 2012.  The increase in net income for fiscal 2013 compared to fiscal 2012 was attributable to an increase in investment and other income and a decrease in insurance losses and loss adjustment expenses, partially offset by a decrease in insurance earned premiums and contract revenues, and an increase in operating and administrative expenses.  While our insurance losses and loss adjustment expenses were negatively affected by the occurrence of Hurricane Sandy in October 2012, the effect was offset by a decrease in prepaid maintenance losses.

Agreements issued increased by 15 percent during fiscal 2013 compared to fiscal 2012.  The increase was primarily due to the overall increase in TMS vehicle sales.  Agreements in force, which represent active insurance policies written and contracts issued, decreased by 9 percent during fiscal 2013 compared to fiscal 2012.  The decrease was attributable to the expiration during fiscal 2013 of affiliate agreements issued during fiscal 2011 in support of special TMS sales and customer loyalty programs.

Our insurance operations reported insurance earned premiums and contract revenues of $596 million for fiscal 2013 compared to $620 million for fiscal 2012.  Insurance earned premiums and contract revenues represent revenues from agreements in force, and are affected by sales volume as well as the level, age, and mix of agreements in force.  Our insurance earned premiums and contract revenues decreased for fiscal 2013 compared to fiscal 2012 primarily due to the decrease in our agreements in force for that period.

Our insurance operations reported investment and other income of $116 million for fiscal 2013, compared to $72 million for fiscal 2012.  Investment and other income for our insurance operations consists primarily of investment income on available-for-sale securities.  The increase in investment and other income for fiscal 2013 compared to the prior year was primarily due to a decrease in realized losses from sales of securities and an increase in dividends.

Our insurance operations reported insurance losses and loss adjustment expenses of $293 million for fiscal 2013, compared to $325 million for fiscal 2012.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The decrease in insurance losses and loss adjustment expenses for fiscal 2013 compared to fiscal 2012 was primarily due to a decrease in prepaid maintenance losses of $50 million, partially offset by an increase in inventory insurance losses of $8 million.  The decrease in prepaid maintenance losses was due to lower claim frequency, resulting from the expiration during fiscal 2013 of affiliate agreements issued in fiscal 2011 in support of special TMS sales and customer loyalty programs.  The increase in inventory insurance losses was due to the occurrence of Hurricane Sandy in October 2012, which caused wide-spread flooding and power outages across large portions of the Northeastern United States.

Our insurance operations reported operating and administrative expenses of $177 million for fiscal 2013, compared to $154 million for fiscal 2012.  The increase was attributable to an increase in insurance dealer back-end program expenses, various product expenses, and general operating expenses.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.

Provision for Income Taxes

Our overall provision for income taxes for fiscal 2013 was $824 million compared to $937 million for fiscal 2012.  Our effective tax rate was 38.2 percent and 38.7 percent for fiscal 2013 and fiscal 2012, respectively.  The decrease in our effective tax rate for fiscal 2013 is primarily attributable to the first time occurrence of the federal plug-in and electric vehicle credit in fiscal 2013 and a lower state effective tax rate, partially offset by an increase in the valuation allowance on deferred taxes.  The change in our provision for income taxes, adjusted for these fiscal year differences, is consistent with the change in operating income for fiscal 2013 compared to fiscal 2012.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
				2013 to	2012 to
(units in thousands):	2013	2012	2011	2012	2011
TMS new sales volume1	1,625	1,307	1,397	24%	(6)%

Vehicle financing volume:2
New retail contracts	703	567	634	24%	(11)%
Used retail contracts	290	325	368	(11)%	(12)%
Lease contracts	333	242	351	38%	(31)%
Total	1,326	1,134	1,353	17%	(16)%

TMS subvened vehicle financing volume (units included in the above table):

New retail contracts	398	270	390	47%	(31)%
Used retail contracts	88	77	70	14%	10%
Lease contracts	272	206	321	32%	(36)%
Total	758	553	781	37%	(29)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:

New retail contracts	56.6%	47.6%	61.5%
Used retail contracts	30.3%	23.7%	19.0%
Lease contracts	81.7%	85.1%	91.5%
Overall subvened contracts	57.2%	48.8%	57.7%

Market share:3
Retail contracts	43.2%	43.3%	45.1%
Lease contracts	20.4%	18.4%	25.1%
Total	63.6%	61.7%	70.2%

1
Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 85 percent Toyota and Scion and 15 percent Lexus vehicles for fiscal 2013, 84 percent Toyota and Scion and 16 percent Lexus vehicles for fiscal 2012 and 85 percent Toyota and Scion and 15 percent Lexus vehicles for fiscal 2011.

2
Total financing volume is comprised of approximately 82 percent Toyota and Scion, 15 percent Lexus, and 3 percent non-Toyota/Lexus vehicles for fiscal 2013, 79 percent Toyota and Scion, 16 percent Lexus and 5 percent non-Toyota/Lexus for fiscal 2012 and 80 percent Toyota and Scion, 15 percent Lexus and 5 percent non-Toyota/Lexus for fiscal 2011.

3
Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excludes non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Natural disasters that occurred in Japan and Thailand in 2011 caused manufacturing disruptions and production suspensions of certain Toyota, Lexus and Scion vehicle models and parts during fiscal 2012.  As a result of increased availability of vehicle and related parts supplies, vehicle sales by TMS increased 24 percent for fiscal 2013 compared to fiscal 2012.  In addition, TMS sales were positively affected by new product and model launches and return of consumer demand for new vehicles.

Our financing volume and market share increased in fiscal 2013 compared to fiscal 2012.  Higher volume and market share were driven primarily by an increase in new Toyota, Lexus and Scion vehicle sales and an increase in TMS subvention.  Vehicle financing volume that was subvened by TMS increased by 37 percent in fiscal 2013 compared to fiscal 2012.  TMS subvention volume increased as the supply of new vehicles grew during fiscal 2013 compared to fiscal 2012.

The composition of our net earning assets is summarized below:

	As of March 31,			Percentage change
				2013 to	2012 to
(Dollars in millions)	2013	2012	2011	2012	2011
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$47,679	$45,296	$45,688	5%	(1)%
Dealer financing, net	14,888	12,746	12,048	17%	6%
Total finance receivables, net	62,567	58,042	57,736	8%	1%
Investments in operating leases, net	20,384	18,743	19,041	9%	(2)%
Net earning assets	$82,951	$76,785	$76,777	8%	-%

Retail Financing (average original contract term in months)
Lease contracts2	38	38	39
Retail contracts3	63	63	62

Dealer Financing (Number of dealers serviced)
Toyota and Lexus dealers4	996	986	975	1%	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	480	492	470	(2)%	5%
Industrial equipment dealers	140	142	139	(1)%	2%
Total number of dealers receiving
wholesale financing	1,616	1,620	1,584	-%	2%

Dealer inventory financed (units in thousands)	300	245	253	22%	(3)%

1	Includes direct finance leases.
2	Lease contract terms range from 24 months to 60 months.
3	Retail contract terms range from 24 months to 85 months.
4  Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 24 percent during fiscal 2013 as compared to fiscal 2012.  The increase was mainly due to an increase in overall TMS vehicle sales and subvention.  The natural disasters in Japan and Thailand in 2011 caused a shortage of new Toyota, Lexus and Scion vehicles in fiscal 2012 and a corresponding dealer focus on used vehicle sales.  This resulted in lower used retail contract volume for fiscal 2013 compared to fiscal 2012.  The increase in new vehicle financing volume during fiscal 2013 contributed to the increase in retail finance receivables, net at March 31, 2013.

Lease Contract Volume and Earning Assets

Our overall vehicle lease contract volume during fiscal 2013 increased 38 percent as compared to fiscal 2012.  Much of the increase during fiscal 2013 was attributable to an increase in TMS vehicle sales and an increase in TMS subvention.  The increase in vehicle lease volume during fiscal 2013 contributed to the increase in investments in operating leases, net at March 31, 2013.

Dealer Financing and Earning Assets

Net earning assets related to dealer financing increased 17 percent from March 31, 2012, primarily due to increases in dealer inventory financed.  The higher level of dealer inventory was attributable to the return of vehicle production to pre-disaster levels during the third quarter of fiscal 2012.  The total number of dealers receiving financing remained consistent at March 31, 2013 as compared to March 31, 2012.

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

Residual Values at Lease Inception

Residual values of lease earning assets are estimated at lease inception by examining external industry data, the anticipated Toyota, Lexus and Scion product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota, Lexus and Scion product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease end.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing – Remarketing” for additional information on remarketing.

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

Vehicle Lease Return Rate

The vehicle lease return rate represents the number of leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us.  In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.

Loss Severity

Loss severity is the extent to which the end-of-term market value realized at sale/disposition of a leased vehicle is less than the estimated residual value established at lease inception.  Overall loss severity is driven by used vehicle price levels as well as vehicle return rates.

Impairment of Operating Leases

We review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and is recorded in the current period Consolidated Statement of Income.  As of March 31, 2013, there was no indication of impairment in our operating lease portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our leased vehicle portfolio by period:

	Years ended March 31,			Percentage Change
				2013 to	2012 to
(Units in thousands)	2013	2012	2011	2012	2011
Scheduled maturities	282	273	278	3%	(2)%

Vehicles sold through:
Dealer Direct program
Grounding dealer	21	22	43	(5)%	(49)%
Dealer Direct online program	5	2	11	150%	(82)%
Physical auction	33	14	45	136%	(69)%
Total vehicles sold at lease termination	59	38	99	55%	(62)%

Scheduled maturities increased 3 percent in fiscal 2013 as compared to fiscal 2012.  Vehicles sold at lease termination relative to scheduled maturities in fiscal 2013 increased as compared to fiscal 2012.  The higher rate of vehicles sold at lease termination during fiscal 2013, as compared to fiscal 2012 was the result of slight declines in used vehicle values resulting in higher lease return rates.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

Depreciation on Operating Leases

The following table provides information related to our depreciation on operating leases:

	Years ended March 31,			Percentage change
				2013 to	2012 to
	2013	2012	2011	2012	2011
Depreciation on operating leases
(dollars in millions)	$3,568	$3,339	$3,353	7%	-%

Average operating lease units outstanding
(in thousands)	803	783	787	3%	(1)%

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

Depreciation expense on operating leases increased 7 percent during fiscal 2013 as compared to depreciation expense for fiscal 2012, due primarily to an increase in the average operating lease units outstanding and a slight decline in used vehicle values.  Depreciation expense can be affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end-of-term market values.  Despite this decline, used vehicle values remained near historically high levels during fiscal 2013.  It remains uncertain whether the level of used vehicle values will remain high.  The level of lease maturities during fiscal 2013 increased as compared to fiscal 2012 and is expected to continue to increase over the next few years.  This increase could affect return rates, used vehicle values and depreciation expense.

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

Operational Changes

Operational changes and ongoing implementation of new information and transaction systems and improved methods of consumer evaluation are designed to have a positive effect on the credit risk profile of our retail contract and lease portfolios.  Customer service improvements in the management of delinquencies and credit losses increase operational efficiency and effectiveness. We remain focused on our service operations and credit loss mitigation methods.

In an effort to mitigate credit losses, we regularly evaluate our purchasing practices.  We limit our risk exposure by limiting approvals of lower credit quality contracts and requiring certain loan-to-value ratios. We continue to refine our credit risk management and analysis to ensure that the appropriate level of collection resources are aligned with portfolio risk, and we adjust capacity accordingly.  We continue our focus on early stage delinquencies to increase the likelihood of resolution.  We have also increased efficiency in our collections through the use of technology.

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

We assign risk classifications to each of our dealer groups based on their financial condition, the strength of the collateral, and other quantitative and qualitative factors including input from our field personnel.  Our monitoring processes of the dealer groups are based on these risk classifications.  We periodically update the risk classifications based on changes in financial condition.  As part of our monitoring processes, we require dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor the timeliness of dealer inventory financing payoffs in accordance with the agreed upon terms to identify possible risks.  We continue to enhance our risk management processes to mitigate dealer portfolio risk and to focus on higher risk dealers through enhanced risk governance, inventory audit, and credit watch processes.  Where appropriate, we increase the frequency of our audits and examine more closely the financial condition of the dealer group.  We continue to be diligent in underwriting dealers and have conducted targeted personnel training to address dealer credit risk.

Dealer financing portfolio credit risk is mitigated by a repurchase agreement between TMCC and TMS.  Pursuant to this agreement, TMS will arrange for the repurchase of new Toyota, Lexus and Scion vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.

We also provide financing for some dealerships which sell products not distributed by TMS or one of its affiliates.  A significant adverse change in a non-Toyota/Lexus manufacturer such as restructuring and bankruptcy may increase the risk associated with the dealers we have financed that sell these products.

Credit Loss Experience

The overall credit quality of our consumer portfolio in fiscal 2013 continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.  These factors, combined with strong used vehicle prices, contributed to decreased levels of default frequency during fiscal 2013 as compared to fiscal 2012.  For additional information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors”.

The following table provides information related to our credit loss experience:

	Years ended March 31,
	2013	2012	2011
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.29%	0.24%	0.61%
Operating leases	0.18%	0.11%	0.22%
Total	0.27%	0.21%	0.52%

Default frequency as a percentage of outstanding contracts	1.23%	1.43%	2.11%
Average loss severity per unit1	$5,737	$5,869	$7,110

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets2
Finance receivables3	0.19%	0.19%	0.27%
Operating leases3	0.18%	0.16%	0.23%
Total	0.19%	0.18%	0.26%

1	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
2	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased to 1.23 percent during fiscal 2013 as compared to 1.43 percent during fiscal 2012.  Our continued focus on purchasing practices and collection efforts have contributed to the improvement in default frequency.  Strong used vehicle values have also had a positive impact on default frequency.  Some customers, who otherwise might have defaulted, have been able to sell their vehicles to pay off their finance contracts.  These positive effects on default frequency were partially offset by the increase in the number of vehicles charged off in the latter part of fiscal 2013 due to damage from Hurricane Sandy.

Strong used vehicle values also positively impacted loss severity during fiscal 2013.  Average loss severity per unit decreased to $5,737 at March 31, 2013 from $5,869 at March 31, 2012.  In addition, loss severity was also positively impacted as losses incurred on vehicles damaged by Hurricane Sandy were mitigated to a large extent by the receipt of vehicle insurance proceeds.  As a result, Hurricane Sandy’s net impact to credit losses for fiscal 2013 was not material as its favorable impact on loss severity offset the unfavorable impact on default frequency.

Net charge-offs as a percentage of average gross earning assets increased from 0.21 percent at March 31, 2012 to 0.27 percent at March 31, 2013 due primarily to lower recoveries.

The favorable levels in our per unit loss severity and default frequency reflect patterns of credit behavior different from our historical patterns and levels.  An unusual combination of factors including the low supply of used vehicles and the impact of the natural disasters occurring in Japan and Thailand, and an extended period of economic uncertainty have contributed to these trends.  We considered these factors as well as our historical seasonal patterns and the impact of the increased level of lease maturities, which increases supply of used vehicles at auction, in establishing our allowance for credit losses at March 31, 2013.

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

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Allowance for credit losses at beginning of period	$619	$879	$1,705
Provision for credit losses	121	(98)	(433)
Charge-offs, net of recoveries1	(213)	(162)	(393)
Allowance for credit losses at end of period	$527	$619	$879

1	Charge-offs were net of recoveries of $87 million, $123 million, and $137 million in fiscal 2013, 2012, and 2011, respectively.

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Allowance for credit losses as a percentage of
gross earning assets
Finance receivables	0.71%	0.89%	1.28%
Operating leases	0.40%	0.51%	0.65%
Total	0.63%	0.80%	1.13%

During fiscal 2013, our allowance for credit losses decreased $92 million from $619 million at March 31, 2012 to $527 million at March 31, 2013.  The overall decline in our allowance for credit losses was primarily driven by an improvement in default frequency as described under “Credit Loss Experience”.

We recorded a provision for credit losses for fiscal 2013, compared to a benefit from credit losses for fiscal 2012.  The benefit from credit losses for fiscal 2012 was attributable to significant improvements in per unit loss severity, default frequency and net charge-offs in our consumer portfolio as compared to fiscal 2011.  In fiscal 2013, while default frequency improved in our consumer portfolio during fiscal 2013, this improvement was not significant enough to offset the increase in net charge-offs.  In addition, earning asset growth in our retail loan and investments in operating leases portfolios also contributed to an increased provision in fiscal 2013 as compared to fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they become due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets, and through loans, credit facilities, and other transactions, as well as generating liquidity from our earning assets.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, investor type, and financing structure, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value:

	March 31,
(Dollars in millions)	2013	2012
Commercial paper1	$24,590	$21,247
Unsecured notes and loans payable2	46,707	41,415
Secured notes and loans payable	7,009	9,789
Carrying value adjustment3	526	783
Total Debt	$78,832	$73,234

1	Includes unamortized premium/discount.
2	Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $4.4 billion to $9.2 billion with an average balance of $6.5 billion for fiscal 2013.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified countries for which these conditions exist; Portugal, Ireland, Italy, Greece, Spain, Cyprus and certain other countries.  We do not currently have exposure to these or other European sovereign counterparties.  As of March 31, 2013, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $17.4 billion in committed and uncommitted syndicated and bilateral credit facilities for our liquidity purposes as of March 31, 2013.  As of March 31, 2013, less than 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $20.5 billion to $27.4 billion during fiscal 2013, with an average outstanding balance of $23.7 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Eurobonds	Other		Total unsecured notes and loans payable5
Balance at March 31, 20121	$18,461		$13,274		$1,180	$7,969		$40,884
Issuances during fiscal 2013	12,879	2	2,738	3	-	1,423	4	17,040
Maturities and terminations
during fiscal 2013	(4,624)		(2,414)		(377)	(3,615)		(11,030)
Balance at March 31, 20131	$26,716		$13,598		$803	$5,777		$46,894

Issuance during the one
month ended April 30, 2013	$905	2	$-	3	$-	$500	4	$1,405

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

2	MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 25 years, and had interest rates at the time of issuance ranging from 0.3 percent to 3.3 percent.
3	EMTNs had terms to maturity ranging from approximately 3 years to 25 years, and had interest rates at the time of issuance ranging from 1.3 percent to 4.6 percent.
4	Primarily consists of long-term borrowings, all with terms to maturity from approximately 1 year to 6 years, and interest rates at the time of issuance ranging from 0.1 percent to 1.0 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2012, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion, or the equivalent in other currencies, of which €34.4 billion was available for issuance at April 30, 2013.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

The following are asset-backed securitization transactions that we have executed.

Public Term Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2013, we did not have any outstanding registered lease securitization transactions.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In fiscal 2012, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates were parties to a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility, and a $3.0 billion five year syndicated bank credit facility expiring in fiscal 2013, 2014, and 2016, respectively.  In February 2013, these agreements were terminated and TMCC, TCPR and other Toyota affiliates entered into a $3.8 billion 364 day syndicated bank credit facility, a $3.8 billion three year syndicated bank credit facility and a $3.8 billion five year syndicated bank credit facility, expiring in fiscal 2014, 2016, and 2018, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2013 and March 31, 2012.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2013, TMCC had committed bank credit facilities totaling $5.5 billion of which $3.1 billion, $0.9 billion and $1.5 billion mature in fiscal 2014, 2015 and 2016, respectively.

TMCC also has an uncommitted bank credit facility in the amount of $0.5 billion which matures in fiscal 2014.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2013 and March 31, 2012.  We are in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Commercial Paper Facility

During fiscal 2013 we maintained a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents were contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  This facility expired in January 2013 and was not renewed.  The remaining outstanding balance was fully repaid as of January 31, 2013.

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•	maintain 100 percent ownership of TFSC;

•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any tangible assets) of at least JPY 10 million, equivalent to $106,135 at March 31, 2013; and

•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge interest rate and foreign currency risks.  We enter into derivative transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market movements.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.

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

Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our resulting asset liability profile is consistent with the overall risk management strategy directed by the ALCO.  Gains and losses on these derivatives are recorded in interest expense.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	March 31, 2013	March 31, 2012
Gross derivative assets, net of credit valuation adjustment	$1,719	$2,660
Less: Counterparty netting and collateral	(1,661)	(2,590)
Derivative assets, net	$58	$70

Gross derivative liabilities, net of credit valuation adjustment	$897	$1,081
Less: Counterparty netting and collateral	(892)	(1,038)
Derivative liabilities, net	$5	$43
Embedded derivative liabilities	$12	$24

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2013, we held collateral of $953 million which offset derivative assets and posted collateral of $184 million which offset derivative liabilities.  We held collateral of $3 million which we did not use to offset derivative assets and we posted collateral of $6 million which we did not use to offset derivative liabilities.  As of March 31, 2012, we held collateral of $1,748 million which offset derivative assets and posted collateral of $196 million which offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

OFF-BALANCE-SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bond obligations that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  Other than this fee, there are no corresponding expenses or cash flows arising from our guarantees.  The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our credit facility pricing reflects market conditions, the competitive environment, the level of dealer support required for the facility and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.   We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Approximately two percent of these lending commitments at March 31, 2013 is unsecured.  In addition, at March 31, 2013 and 2012, respectively, we had $11.5 billion and $10.3 billion of wholesale financing demand note facilities not considered to be commitments.  We have also extended credit facilities to affiliates as described in Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2013, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2013 and 2012, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2013 are summarized as follows (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt 1	$78,400	$40,473	$20,104	$11,576	$6,247
Estimated interest payments for debt 2	4,191	998	1,526	696	971
Estimated net receipts under
interest rate swap agreements2	(1,386)	(78)	(367)	(295)	(646)
Lending commitments 3	7,396	7,396	-	-	-
Premises occupied under lease	74	19	34	18	3
Purchase obligations 4	42	39	3	-	-
Total	$88,717	$48,847	$21,300	$11,995	$6,575

1
Debt reflects the remaining principal obligation.  Our foreign currency debt is stated in USD at amounts representing our contractual obligations under the foreign currency swaps that are used to hedge the corresponding debt.  Excludes unamortized premium/discount of $138 million as well as foreign currency and fair value adjustments of $570 million.

2	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2013.
3
Lending commitments represent term loans and revolving lines of credit we extended to vehicle and industrial equipment dealers and affiliates.  Of the amount shown above, $6.3 billion was outstanding as of March 31, 2013.  The amount shown above excludes $11.5 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2013, of which $8.3 billion was outstanding at March 31, 2013.  The above lending commitments have various expiration dates.

4
Purchase obligations represent fixed or minimum payment obligations under supplier contracts.  The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once we have implemented it.  Contracts that do not specify fixed payments or provide for a minimum payment are not included.  Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $5.5 million, depending upon the contract.

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

Nature of Estimates and Assumptions Required

Residual values are estimated at lease inception by examining external industry data, the anticipated Toyota, Lexus and Scion product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota, Lexus and Scion product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, buying and leasing behavior trends, and fuel prices.  We periodically review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail revenues in the Consolidated Statement of Income.

Sensitivity Analysis

Estimated return rates and end-of-term market values represent two of the key assumptions involved in determining the amount and timing of depreciation expense to be recorded in the Consolidated Statement of Income.

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2013, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by one percentage point from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $11 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

End-of-term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end-of-term market value of a leased vehicle is less than the estimated residual value.  We may incur losses to the extent the end-of-term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2013, holding other estimates constant, if end-of-term market values for returned units of leased vehicles were to decrease by one percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $56 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

Determination of the Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date on our earning assets resulting from the failure of customers or dealers to make required payments.  The level of credit losses is influenced by two factors: default frequency and loss severity.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”.  Our consumer portfolio is further segmented into retail finance receivables and investment in operating leases, both of which are characterized by smaller contract balances than our dealer portfolio.  Our dealer portfolio consists of loans related to dealer financing.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable and estimable losses as of the balance sheet date.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The evaluation of the appropriateness of the allowance for credit losses and our exposure to credit losses involves estimates and requires significant judgment.

Consumer Portfolio

The consumer portfolio is evaluated using methodologies such as roll rate, credit risk grade/tier, and vintage analysis.  We review and analyze external factors, such as changes in economic conditions, actual or perceived quality, safety and reliability of Toyota, Lexus and Scion vehicles, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as purchase quality mix and operational changes are considered in the review.  The majority of our credit losses are related to our consumer portfolio.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and default frequency on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the vehicle retail installment sales and lease portfolios would have resulted in a change in the allowance for credit losses of $42 million as of March 31, 2013.

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

During fiscal 2013, no material changes were made to the valuation models. For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value Measurements of the Notes to the Consolidated Financial Statements.

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

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2013	$31.80	$(13.90)
March 31, 2012	$29.30	$(9.60)

Our net interest cash flow sensitivity results show a slightly asset sensitive position at both March 31, 2013 and March 31, 2012.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits.

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

All of our derivatives counterparties to which we had credit exposure at March 31, 2013 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2013, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral arrangements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,
(Dollars in millions)	2013	2012
Credit Rating
AA	$1	$5
A	56	68
BBB	2	-
Total net counterparty credit exposure	$59	$73

We exclude credit valuation adjustments of $1 million and $3 million at March 31, 2013 and March 31, 2012, respectively, related to non-performance risk of our counterparties from the total net counterparty credit exposure.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution by credit rating as of March 31, 2013 and 2012 (dollars in millions):

	As of March 31, 2013
			Distribution by credit rating
	Amortized	Fair					BB
Fixed income security category	cost	value	AAA	AA	A	BBB	or below
U.S. government and
agency obligations	$101	$104	$-	$104	$-	$-	$-
Municipal debt securities	14	16	3	8	5	-	-
Certificates of deposit	2,040	2,041	-	645	1,396	-	-
Commercial paper	495	495	-	315	180	-	-
Foreign government debt
securities	3	3	3	-	-	-	-
Corporate debt securities	122	128	-	10	66	41	11
Mortgage backed securities	137	143	24	94	19	2	4
Asset-backed securities	13	13	7	3	3	-	-
Fixed income mutual funds	1,873	1,970	604	648	676	-	42
Total	$4,798	$4,913	$641	$1,827	$2,345	$43	$57

	As of March 31, 2012
			Distribution by credit rating
	Amortized	Fair					BB
Fixed income security category	cost	value	AAA	AA	A	BBB	or below
U.S. government and
agency obligations	$108	$108	$-	$108	$-	$-	$-
Municipal debt securities	17	20	3	11	6	-	-
Certificates of deposit	1,341	1,341	-	435	906	-	-
Commercial paper	633	633	50	404	179	-	-
Foreign government debt
securities	3	3	3	-	-	-	-
Corporate debt securities	100	107	-	7	51	33	16
Mortgage backed securities	132	139	18	108	1	-	12
Asset-backed securities	13	13	9	4	-	-	-
Fixed income mutual funds	1,788	1,844	544	1,201	62	-	37
Total	$4,135	$4,208	$627	$2,278	$1,205	$33	$65

Equity Price Risk

We are exposed to equity price risk related to our investments in equity mutual funds included in our investment portfolio.  These investments, classified as available-for-sale in our Consolidated Balance Sheet, consist of passively managed mutual funds that are designed to track the performance of major equity market indices.  Fair market values of the equity investments are determined using a net asset value that is quoted in an active market.

We utilize the Value at Risk (“VaR”) methodology to simulate the potential loss in fair value of our investment portfolio due to adverse market movements.  The model is based on historical data for the previous two years assuming a 30-day holding period and a loss methodology approximating a 99% confidence interval.  The table below shows the VaR, excluding taxation impact, of our equity investment portfolio as of and for the periods ending:

	March 31,
(Dollars in millions)	2013	2012
Average	$86	$83
Minimum	$84	$71
Maximum	$97	$90

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

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 14, 2013

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Financing revenues:
Operating lease	$4,748	$4,693	$4,888
Retail	2,062	2,371	2,791
Dealer	434	365	385
Total financing revenues	7,244	7,429	8,064

Depreciation on operating leases	3,568	3,339	3,353
Interest expense	940	1,300	1,614
Net financing revenues	2,736	2,790	3,097

Insurance earned premiums and contract revenues	571	604	543
Investment and other income, net	173	113	236
Net financing revenues and other revenues	3,480	3,507	3,876

Expenses:
Provision for credit losses	121	(98)	(433)
Operating and administrative	911	857	1,059
Insurance losses and loss adjustment expenses	293	325	247
Total expenses	1,325	1,084	873

Income before income taxes	2,155	2,423	3,003
Provision for income taxes	824	937	1,150

Net income	$1,331	$1,486	$1,853

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Net income	$1,331	1,486	1,853
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale
marketable securities (net of tax provision
of $40, $23 and $3, respectively)	64	43	4
Reclassification adjustment for net (gains) losses on
available-for-sale marketable securities included
in net income [net of tax provision (benefit) of
$8, ($10), and $5, respectively]	(13)	17	(8)
Other comprehensive income (loss)	51	60	(4)
Comprehensive income	$1,382	$1,546	$1,849

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	March 31, 2013	March 31, 2012
ASSETS

Cash and cash equivalents	$4,723	$5,060
Restricted cash	491	682
Investments in marketable securities	5,397	4,659
Finance receivables, net	62,567	58,042
Investments in operating leases, net	20,384	18,743
Other assets	1,740	1,727
Total assets	$95,302	$88,913

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$78,832	$73,234
Deferred income taxes	6,236	5,412
Other liabilities	2,677	2,605
Total liabilities	87,745	81,251

Commitments and contingencies (See Note 14)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500
issued and outstanding at March 31, 2013 and 2012, respectively)	915	915
Additional paid-in-capital	2	2
Accumulated other comprehensive income	211	160
Retained earnings	6,429	6,585
Total shareholder's equity	7,557	7,662
Total liabilities and shareholder's equity	$95,302	$88,913

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

(Dollars in millions)	March 31, 2013	March 31, 20121
ASSETS
Finance receivables, net	$7,556	$10,527
Investments in operating leases, net	434	-
Other assets	12	3
Total assets	$8,002	$10,530

LIABILITIES
Debt	$7,009	$9,789
Other liabilities	1	2
Total liabilities	$7,010	$9,791
1 Certain prior period amounts have been reclassified to conform to the current presentation.

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in-capital	income	earnings	Total

Balance at March 31, 2010	$915	$1	$104	$4,253	$5,273

Net income for the year ended
March 31, 2011	-	-	-	1,853	1,853
Other comprehensive income (loss),
net of tax	-	-	(4)	-	(4)
Dividends	-	-	-	(266)	(266)
Balance at March 31, 2011	$915	$1	$100	$5,840	$6,856

Net income for the year ended
March 31, 2012	-	-	-	1,486	1,486
Other comprehensive income, net
of tax	-	-	60	-	60
Stock-based compensation	-	1	-	-	1
Dividends	-	-	-	(741)	(741)
Balance at March 31, 2012	$915	$2	$160	$6,585	$7,662

Net income for the year ended
March 31, 2013	$-	$-	$-	$1,331	$1,331
Other comprehensive income, net
of tax	-	-	51	-	51
Dividends	-	-	-	(1,487)	(1,487)
Balance at March 31, 2013	$915	$2	$211	$6,429	$7,557

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Cash flows from operating activities:
Net income	$1,331	$1,486	$1,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,604	3,410	3,428
Recognition of deferred income	(1,191)	(1,183)	(1,251)
Provision for credit losses	121	(98)	(433)
Amortization of deferred costs	541	575	541
Foreign currency and other adjustments to the carrying value of debt, net	(1,103)	(1,893)	1,767
Net (gain) loss from sale of investments in marketable securities	(21)	25	(47)
Net change in:
Restricted cash	191	23	(532)
Derivative assets	12	832	(317)
Other assets (Note 8) and accrued income	37	74	(49)
Deferred income taxes	792	954	1,136
Derivative liabilities	(50)	(136)	(364)
Other liabilities	134	(217)	39
Net cash provided by operating activities	4,398	3,852	5,771
Cash flows from investing activities:
Purchases of investments in marketable securities	(5,279)	(7,696)	(5,695)
Proceeds from sales of investments in marketable securities	385	1,571	1,917
Proceeds from maturities of investments in marketable securities	4,261	6,355	1,517
Acquisitions of finance receivables	(25,604)	(22,149)	(23,294)
Collections of finance receivables	22,941	22,341	21,765
Net change in wholesale and certain working capital receivables	(1,887)	(267)	(484)
Acquisitions of investments in operating leases	(10,395)	(7,619)	(10,112)
Disposals of investments in operating leases	5,603	5,233	5,479
Advances to affiliates	(5,199)	(3,851)	(2,815)
Repayments from affiliates	5,319	3,451	2,468
Other, net	(31)	(32)	(32)
Net cash used in investing activities	(9,886)	(2,663)	(9,286)
Cash flows from financing activities:
Proceeds from issuance of debt	22,230	20,308	21,879
Payments on debt	(16,929)	(21,824)	(16,096)
Net change in commercial paper	3,349	1,298	469
Advances from affiliates	49	6	33
Repayments to affiliates	(2,061)	(2,006)	(17)
Dividends paid to TFSA	(1,487)	(741)	(266)
Net cash provided by (used in) financing activities	5,151	(2,959)	6,002
Net (decrease) increase in cash and cash equivalents	(337)	(1,770)	2,487
Cash and cash equivalents at the beginning of the period	5,060	6,830	4,343
Cash and cash equivalents at the end of the period	$4,723	$5,060	$6,830
Supplemental disclosures:
Interest paid	$1,258	$1,591	$1,733
Income taxes paid (received), net	$21	$(112)	$35
Non-cash financing:
Capital contribution for stock-based compensation	$-	$1	$-

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

We provide a variety of finance and insurance products to authorized Toyota (including Scion) and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) including Puerto Rico.  Our products fall primarily into the following product categories:

•
Finance - We acquire a broad range of retail finance products including retail and commercial installment sales contracts (“retail contracts”) in the U.S. and Puerto Rico and leasing contracts accounted for as either direct finance leases or operating leases (“lease contracts”) from vehicle and industrial equipment dealers in the U.S.  We also provide dealer financing, including wholesale financing (also referred to as floorplan financing), term loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

•
Insurance - Through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary, we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to certain of our affiliates in the U.S.

Our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles.  Any extended reduction or suspension of vehicle production or sale of vehicles in the U.S. due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, could have an adverse effect on the level of our financing volume, insurance volume, earning assets and revenues.

Our primary finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers.  As of March 31, 2013, approximately 20 percent of vehicle retail contracts and lease assets were concentrated in California, 11 percent in Texas, 8 percent in New York, and 6 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2013, approximately 26 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 5 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Basis of Presentation

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S.  GAAP).  Certain prior period amounts have been reclassified to conform to the current year presentation.

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

To assess whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider all the facts and circumstances including our role in establishing the VIE and our ongoing rights and responsibilities.  This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities.  In general, the party that makes the most significant decisions affecting the VIE is determined to have the power to direct the activities of a VIE.  To assess whether we have the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, we consider all of our economic interests, including debt and equity interests, servicing rights and fee arrangements, and any other variable interests in the VIE.  If we determine that we are the party with the power to make the most significant decisions affecting the VIE, and we have an obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, then we consolidate the VIE.

We perform ongoing reassessments, usually quarterly, of whether we are the primary beneficiary of a VIE.  The reassessment process considers whether we have acquired or divested the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances.  We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework.

Par Value

On April 1, 2010, the par value of our capital stock was changed from $10,000 per share to no par value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because of inherent uncertainty involved in making estimates, actual results could differ from those estimates and assumptions.  The accounting estimates that are most important to our business are the determination of residual value and the allowance for credit losses as well as estimates related to the fair value of our derivative instruments and marketable securities.

Revenue Recognition

Retail and Dealer Financing Revenues

Revenues associated with retail and dealer financing are recognized so as to approximate a level rate of return over the contract term.  Incremental direct fees and costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to vehicle and industrial equipment dealers, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts.  Payments received on affiliate sponsored special rate programs (“subvention”) are deferred and recognized to approximate a constant rate of return over the term of the related contracts.

Operating Lease Revenues

Operating lease revenues are recorded to income on a straight-line basis over the term of the lease.  Incremental direct fees and costs received or paid in connection with the acquisition of operating leases, including incentive and rate participation payments made to vehicle and industrial equipment dealers and acquisition fees collected from customers, are capitalized or deferred and amortized on a straight-line basis over the term of the related contract.  Payments received on subvention programs are deferred and recognized on a straight-line basis over the term of the related contracts.  Operating lease revenue is recorded net of sales taxes collected from customers.

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

Depreciation on Operating Leases

Depreciation on vehicle operating leases is recognized using the straight-line method over the lease term, typically two to five years.  The depreciable basis is the original cost of the vehicle less the estimated residual value of the vehicle at the end of the lease term.  During the lease term, adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis.

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

Management develops and documents the allowance for credit losses on finance receivables based on three portfolio segments.  We also separately develop and document the allowance for credit losses for investments in operating leases.  Investments in operating leases are not within the scope of accounting guidance governing the disclosure of portfolio segments.  The determination of portfolio segments is based primarily on the qualitative consideration of the nature of our business operations and the characteristics of the underlying finance receivables.  The three portfolio segments within finance receivables, net are:

•
Retail Loan Portfolio Segment – The retail loan portfolio segment consists of retail installment sales contracts acquired from vehicle dealers in the U.S. and Puerto Rico (“retail loan contracts”).  Under a retail loan contract, we are granted a security interest in the underlying collateral which consists primarily of Toyota, Scion or Lexus vehicles.  Based on the common risk characteristics associated with the underlying finance receivables, the retail loan portfolio segment is considered a single class of finance receivable.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

•
Commercial Truck and Industrial Equipment Loan & Direct Finance Lease Portfolio Segment (“Commercial Portfolio Segment”) – The commercial portfolio segment consists of commercial installment sales contracts (“commercial loan contracts”) and leasing contracts accounted for as direct finance leases acquired from commercial truck and industrial equipment dealers in the U.S.  Under commercial loan and direct finance leases, we are granted a security interest in the underlying collateral which consists of various types of commercial trucks and industrial equipment.  Based on the common risk characteristics associated with the underlying finance receivables and the similarity of the credit risk with respect to the two types of contracts, the commercial portfolio segment is considered a single class of finance receivable.

•
Dealer Products Portfolio Segment – The dealer products portfolio segment consists of wholesale financing (also referred to as floorplan financing), working capital loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.  Wholesale loans are primarily collateralized by new or used vehicle or equipment inventory with the outstanding balance fluctuating based on the level of inventory.  Real estate loans are collateralized by the underlying real estate, are underwritten on a loan-to-value basis and are typically for a fixed term.  Working capital loans and revolving lines of credit are granted for working capital purposes and are secured by dealership assets.  Based on the risk characteristics associated with the underlying finance receivables, the dealer products portfolio segment consists of three classes of finance receivables: wholesale, real estate, and working capital.

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

We evaluate the retail loan portfolio segment and investment in operating leases using methodologies such as roll rate, credit risk grade/tier, and vintage analysis.  We review and analyze external factors, such as changes in economic conditions, actual or perceived quality, safety and reliability of Toyota, Lexus and Scion vehicles, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as purchase quality mix and operational changes are also considered in the reviews.

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

We evaluate the commercial portfolio segment using methodologies such as product grouping analysis, historical loss and loss frequency by product.  We review and analyze external factors, such as changes in economic conditions, unemployment level, and the used equipment and truck markets.  In addition, internal factors, such as purchase quality mix, are also considered in the reviews.

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

Accounting for the Allowance for Credit Losses and Impaired Receivables

The majority of the allowance for credit losses covers estimated losses on the retail loan portfolio segment and the commercial portfolio segment, which are collectively evaluated for impairment.  The remainder of the allowance for credit losses covers the estimated losses on investments in operating leases and the dealer products portfolio segment.  In addition, we establish specific reserves to cover the estimated losses on individual impaired loans (including loans modified in a troubled debt restructuring) within the dealer products portfolio segment.  The specific reserve is assessed based on discounted cash flows, the loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

Troubled debt restructurings in the retail loan and commercial portfolio segments are aggregated with their respective portfolio segments when determining the allowance for credit losses.  Impaired loans in the retail loan and commercial loan portfolio segments are insignificant for individual evaluation and we have determined that the allowance for credit losses for each of the retail loan and commercial portfolio segments would not be materially different if they had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Increases to the allowance for credit losses are accompanied by corresponding charges to the provision for credit losses.  The amount of the account balance we do not expect to collect in the retail loan and commercial portfolio segments and investments in operating leases is charged off against the allowance for credit losses when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in other liabilities in the Consolidated Balance Sheet.  Estimated liabilities are reviewed regularly and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Cash and Cash Equivalents

Cash equivalents, which consist of money market instruments, commercial paper and certificates of deposit, represent highly liquid investments with maturities of three months or less at purchase.

Restricted Cash

Restricted cash represents customer collections on securitized receivables to be distributed to investors as payments on the related secured debt and certain reserve deposits held for securitization trusts.

Investments in Marketable Securities

Investments in marketable securities consist of debt and equity securities.  Debt and equity securities designated as available-for-sale (“AFS”) are recorded at fair value using quoted market prices where available with unrealized gains or losses included in Accumulated other comprehensive income (“AOCI”), net of applicable taxes in the Consolidated Statement of Shareholder’s Equity.  Realized gains and losses are determined using either the specific identification method or first in first out method, depending on the type of investment in our portfolio.  Realized investment gains and losses are reflected in Investment and other income, net in the Consolidated Statement of Income.

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

As part of our ongoing assessment of other-than-temporary impairment (“OTTI”), we consider a variety of factors.  Such factors include the length of time and extent to which the market value of a security has been less than amortized cost, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of the security, the volatility of the fair value changes, and changes to the fair value after the balance sheet date.

An OTTI loss with respect to debt securities must be recognized in earnings if we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis.  If we have the intent to sell, the cost basis of the security is written down to fair value and the write down is reflected in Investment and other income, net in the Consolidated Statement of Income.  If we have no intent to sell and we believe that it is more likely than not we will not be required to sell these securities prior to recovery, the credit loss component of the unrealized losses are recognized in Investment and other income, net in the Consolidated Statement of Income, while the remainder of the loss is recognized in AOCI.  The credit loss component recognized in Investment and other income, net in the Consolidated Statement of Income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using a credit cash flow analysis for debt securities.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Finance Receivables

Our finance receivables consist of retail loan, commercial and dealer products portfolio segments.  Finance receivables recorded on our balance sheet are comprised of the unpaid principal balance, plus accrued interest and deferred fees and costs, net of the allowance for credit losses and deferred income.  Direct finance leases are recorded on our balance sheet as the aggregate future minimum lease payments, contractual residual value of the leased vehicle or industrial equipment, and deferred income.

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

Investments in Operating Leases

We record our investments in operating leases at acquisition cost, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.

Nonaccrual Policy

Investments in operating leases are not placed on nonaccrual status.  Rather, these accounts are charged off when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.

Determination of Residual Value

Substantially all of our residual value risk relates to our vehicle lease portfolio.  Residual values of lease earning assets are estimated at lease inception by examining external industry data, the anticipated Toyota, Lexus and Scion product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota, Lexus and Scion product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease end.

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of the carrying values at lease end.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential future changes in the relationship among these factors. For operating leases, adjustments are made prospectively on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail revenues in the Consolidated Statement of Income.

We review our investments in operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, we perform a test for recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test for recoverability identifies a possible impairment, the asset group's fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and is recorded in the current period Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Used Vehicles Held for Sale

Used vehicles held for sale consist of off-lease vehicles and repossessed vehicles.  Off-lease vehicles are recorded at the lower of cost, determined based on the contractual lease value, or market, using recent sales values.  Repossessed vehicles are recorded at market, based on the same method used to estimate the residual value for off-lease vehicles.

Debt Issuance Costs

Costs that are direct and incremental to debt issuance are capitalized and amortized to interest expense on a level yield basis over the contractual term of the debt.  All other costs related to debt issuance are expensed as incurred.

Fair Value Measurements

Some of our assets and liabilities are measured at fair value on a recurring basis including our cash equivalents, investments in marketable securities and derivatives.  Certain other financial assets and liabilities are measured at fair value on a nonrecurring basis based on specific circumstances such as impairment.  Finance receivables and debt are not presented in our financial statements at fair value, but their estimated fair value is included for disclosure purposes, as well as the methods and significant assumptions used to estimate their fair value.

Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  If quoted prices in an active market are available, fair value is determined by reference to these prices.  If listed prices or quotations are not available, fair value is determined by valuation models that primarily use, as inputs, market-based or independently sourced parameters, including but not limited to interest rates, volatilities, foreign exchange rates and credit curves.  Additionally, we may reference prices for similar instruments, quoted prices or recent transactions in less active markets.  We use prices and inputs that are current as of the measurement date, including during periods of market dislocation.  In periods of market dislocation, the availability of prices and inputs may be reduced for certain financial instruments.  This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

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

Valuation Methods

We maintain policies and procedures to value instruments using the best and most relevant data available.  The Treasury Risk and Analytics Group (“TR&A”) is responsible for determining the fair value of our financial instruments.  TR&A consists of quantitative analysts and risk and accounting professionals.  Using benchmarking techniques, TR&A reviews our valuation pricing models at least annually to assess their ongoing propriety.  As markets and products develop and the pricing for certain products becomes more or less transparent, TR&A refines its valuation methodologies.  TR&A reviews the appropriateness of fair value measurements including validation processes, key model inputs, and the reconciliation of period-over-period fluctuations based on changes in key market inputs.  Where possible, valuations, including both internally and externally obtained transaction prices, are validated against independent valuation sources.  Our Fair Value Working Group (“FVWG”) reviews and approves the fair value measurement results and other relevant data quarterly.  The FVWG consists of a cross-section of internal stakeholders who are knowledgeable in the area of financial valuations.  All changes to our valuation methodologies are reviewed and approved by the FVWG.

We conduct reviews of our primary pricing vendors to understand and assess the reasonableness of inputs used in their pricing process.  While we do not have access to our vendors’ proprietary models, we perform detailed reviews of the pricing process, methodologies and control procedures for each asset class for which prices are provided.  Our reviews include examination of the underlying inputs and assumptions for a sample of individual securities selected based on the nature and complexity of the securities.  In addition, our pricing vendors have established processes in place for all valuations, which facilitates identification and resolution of potentially erroneous prices.  We believe that the prices received from our pricing vendors are representative of prices that would be received to sell the assets or paid to transfer the liabilities at the measurement date and are classified appropriately in the hierarchy.

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

Recurring Fair Value Measurements

This section describes the valuation methodologies, key inputs and significant assumptions for financial instruments measured at fair value.

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

Investments in Marketable Securities

The marketable securities portfolio consists of debt and equity securities.  We estimate the value of our debt securities using observed transaction prices, independent pricing vendors, and internal pricing models.

Pricing methodologies and inputs to valuation models used by the pricing vendors depend on the security type.  Where possible, quoted prices in active markets for identical securities are used to determine the fair value of the investment securities; these securities are classified in Level 1 of the fair value hierarchy.  Where quotes in active markets are not available, the pricing vendor uses various pricing models for each asset class that are consistent with what market participants use.  The inputs and assumptions to the models of the pricing vendors are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data.  Since many fixed income securities do not trade on a daily basis, the pricing vendors use applicable available information, such as benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing.  These investments are classified in Level 2 of the fair value hierarchy.  Our pricing vendors may provide us with valuations that are based on significant unobservable inputs; in such circumstances, we classify these investments in Level 3 of the fair value hierarchy.  Valuations obtained from third party pricing vendors are validated to assess their reasonableness.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

We hold investments in actively traded open-end equity mutual funds and private placement fixed income mutual funds.  Where the funds produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the fund investment and classify the investment in Level 1 of the fair value hierarchy.  Where the funds produce a daily net asset value that is not quoted in an active market, we estimate the fair value of the investment using the net asset value per share.  We classify such funds in Level 2 of the fair value hierarchy as we have the ability to redeem our investment at the net asset value per share at the balance sheet date.

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter for valuation purposes.  All of our derivative counterparties to which we had credit exposure at March 31, 2013 were assigned investment grade ratings by a credit rating organization.

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

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For such derivatives, key inputs to the valuation process include quotes from counterparties and other market data used to corroborate and adjust values where appropriate.  Other market data includes values obtained from a market participant that serves as a third party pricing vendor.  Inputs obtained from counterparties and third party pricing vendors are internally validated using valuation models to assess the reasonableness of changes in factors such as market prices, yield curves, credit curves, interest rates, foreign exchange rates and volatilities.  These derivative instruments are classified in Level 3 of the fair value hierarchy.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Nonrecurring Fair Value Measurements

Impaired Finance Receivables

For finance receivables within the dealer products portfolio segment for which there is evidence of impairment, we may measure impairment based on discounted cash flows, the loan’s observable market price or the fair value of the underlying collateral if the loan is collateral dependent.  The fair values of impaired finance receivables are reported at fair value on a nonrecurring basis.  The methods used to estimate the fair value of the underlying collateral depends on the specific class of finance receivable.  For finance receivables within the wholesale class of finance receivables, the collateral value is generally based on wholesale market value or liquidation value for new and used vehicles.  For finance receivables within the real estate class of finance receivables, the collateral value is generally based on appraisals.  For finance receivables within the working capital class of finance receivables, the collateral value is generally based on the expected liquidation value of the underlying dealership assets.  Adjustments may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.  As these valuations utilize unobservable inputs, our impaired finance receivables are classified in Level 3 of the fair value hierarchy.

Financial Instruments Not Carried at Fair Value

Finance Receivables

Our finance receivables consist of retail loans, comprised of retail loan contracts and commercial loan contracts, and dealer loans, comprised of wholesale, real estate and working capital financing.  Retail loans are primarily valued using a securitization model that incorporates expected cash flows.  Cash flows expected to be collected are estimated using contractual principal and interest payments adjusted for specific factors, such as prepayments, default rates, loss severity, credit scores, and collateral type.  The securitization model utilizes quoted secondary market rates if available, or estimated market rates that incorporate management's best estimate of investor assumptions about the portfolio.  Dealer loans are valued using a discounted cash flow model.  Discount rates are derived based on market rates for equivalent portfolio bond ratings.  As these valuations utilize unobservable inputs, our finance receivables are classified in Level 3 of the fair value hierarchy.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Unsecured Notes and Loans Payable

Unsecured notes and loans payable are primarily valued using current market rates and credit spreads for debt with similar maturities.  Our valuation models utilize observable inputs and standard industry curves; therefore, we classify these unsecured notes and loans payables in Level 2 of the fair value hierarchy.  Where it is not possible to value the debt, we use quoted market prices where available to estimate the fair value of unsecured notes and loans payable.  These unsecured notes and loans payable are classified in Level 3 of the fair value hierarchy since the market for these instruments is not active.  In a limited number of instances, where it is not possible to value the debt instrument and quoted market prices are unavailable, we estimate the fair value of unsecured notes and loan payable using quotes from counterparties or a third party pricing vendor.  We review the appropriateness of these fair value measurements by assessing the reasonableness of period over period fluctuations.  These valuations utilize unobservable inputs; therefore, we classify these unsecured notes and loans payables in Level 3 of the fair value hierarchy.

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative if certain criteria are met.

In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged.  When we designate a derivative in a hedging relationship, we contemporaneously document the risk management objective and strategy.  This documentation includes the identification of the hedging instrument, the hedged item and the risk exposure, how we will assess effectiveness prospectively and retrospectively, and how often we will carry out this assessment.

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

We review the effectiveness of our hedging relationships at least quarterly to determine whether the relationships have been and continue to be effective.  We use regression analysis to assess the effectiveness of our hedges.  When we determine that a hedging relationship is not or has not been effective, hedge accounting is no longer applied.  If hedge accounting is discontinued, we continue to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at fair value, with changes in fair value reported in interest expense in the Consolidated Statement of Income.  Additionally, for discontinued fair value hedges, we cease to adjust the hedged item for changes in fair value and amortize the cumulative fair value adjustments recognized in prior periods over the remaining term of the hedged item.

We will also discontinue the use of hedge accounting if a derivative is sold, terminated, or if management determines that designating a derivative under hedge accounting is no longer deemed appropriate based on current investment strategy (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.

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

Foreign Currency Transactions

Certain transactions we have entered into related to debt are denominated in foreign currencies.  If the debt is not in a designated hedge accounting relationship, the debt is translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date.  Gains and losses related to foreign currency transactions are included in interest expense in the Consolidated Statement of Income.  Payments on debt in the Consolidated Statement of Cash Flows include repayment of principal and the net amount of exchange of notional on currency swaps that economically hedge these transactions.  Proceeds from issuance of debt in the Consolidated Statement of Cash Flows include both the proceeds from the initial issuance of debt and the net amount of exchange of notional on currency swaps that economically hedge these transactions.

Risk Transfer

Our insurance operations transfers certain risks to protect us against the impact of unpredictable high severity losses.  The amounts recoverable from reinsurers and other companies that assume liabilities relating to our insurance operations are estimated in a manner consistent with the related reinsurance or risk transfer agreement.  Amounts recoverable from reinsurers and other companies on unpaid losses are recorded as a receivable but are not collectible until the losses are paid.  Revenues related to risks transferred are recognized on the same basis as the related revenues from the underlying agreements.  Covered losses are recorded as a reduction to insurance losses and loss adjustment expenses.

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

New Accounting Guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for certain obligations addressed within existing guidance in U.S. GAAP.  Specifically, the new guidance requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  Additionally, the guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations within the footnotes to its financial statements.  Currently no such recognition, measurement, and disclosure requirement exists under U.S. GAAP.  The accounting guidance is effective for us for fiscal 2014.  We are evaluating the effect that adoption of this guidance will have on our consolidated financial statements.

In February 2013, the FASB issued additional guidance on the presentation of items reclassified out of accumulated other comprehensive income.  The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the guidance does require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income.  The accounting guidance is effective for us for fiscal 2014.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

In December 2011, the FASB issued accounting guidance on the disclosure about offsetting assets and liabilities.  The disclosure requirements of this guidance are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on a company’s financial position.  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet.  The guidance retains the current U.S. GAAP model that allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party, where rights of set-off are available, including in the event of default or bankruptcy.  However, the guidance adds new disclosure requirements to improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received.  In January 2013, the FASB further clarified that the scope of this guidance applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions.  The accounting guidance is effective for us on April 1, 2013.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and March 31, 2012 by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In instances in which we meet the accounting guidance for set-off criteria, we elect to net derivative assets and derivative liabilities and the related cash collateral received and paid.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million and $3 million as of March 31, 2013 and March 31, 2012, respectively.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of March 31, 2013 and March 31, 2012.

As of March 31, 2013
	Fair value measurements on a recurring basis
				Counterparty	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral	value
Cash equivalents:
Money market instruments	$900	$608	$-	$-	$1,508
Certificates of deposit	-	1,945	-	-	1,945
Commercial paper	-	798	-	-	798
Cash equivalents total	900	3,351	-	-	4,251
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	42	62	-	-	104
Municipal debt securities	-	16	-	-	16
Certificates of deposit	-	2,041	-	-	2,041
Commercial paper	-	495	-	-	495
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	124	4	-	128
Mortgage-backed securities:
U.S. government agency	-	87	-	-	87
Non-agency residential	-	-	5	-	5
Non-agency commercial	-	-	51	-	51
Asset-backed securities	-	-	13	-	13
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	43	-	-	43
U.S. government sector fund	-	312	-	-	312
Municipal sector fund	-	22	-	-	22
Investment grade corporate sector fund	-	327	-	-	327
High-yield sector fund	-	42	-	-	42
Real return sector fund	-	293	-	-	293
Mortgage sector fund	-	648	-	-	648
Asset-backed securities sector fund	-	47	-	-	47
Emerging market sector fund	-	66	-	-	66
International sector fund	-	170	-	-	170
Equity mutual fund	484	-	-	-	484
Available-for-sale securities total	526	4,798	73	-	5,397
Derivative assets:
Foreign currency swaps	-	1,076	63	-	1,139
Interest rate swaps	-	568	12	-	580
Counterparty netting and collateral	-	-	-	(1,661)	(1,661)
Derivative assets total	-	1,644	75	(1,661)	58
Assets at fair value	1,426	9,793	148	(1,661)	9,706
Derivative liabilities:
Foreign currency swaps	-	(123)	(8)	-	(131)
Interest rate swaps	-	(766)	-	-	(766)
Counterparty netting and collateral	-	-	-	892	892
Derivative liabilities total	-	(889)	(8)	892	(5)
Embedded derivative liabilities	-	-	(12)	-	(12)
Liabilities at fair value	-	(889)	(20)	892	(17)
Net assets at fair value	$1,426	$8,904	$128	$(769)	$9,689

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During fiscal 2013, $53 million of U.S. government and agency obligations were valued using quoted prices for identical securities traded in an active market and were transferred from Level 2 to Level 1.  During fiscal 2012, we transferred $27 million of U.S. government and agency obligations from Level 1 to Level 2 due to the lack of quoted prices for identical securities traded in an active market.  Additionally, during fiscal 2013 and fiscal 2012, certain available-for-sale debt instruments were transferred from Level 2 to Level 3 due to reduced transparency of market price quotations for these and/or comparable instruments.  Certain derivatives previously categorized as Level 3 in prior periods were valued using observable inputs and were transferred into Level 2 during fiscal 2012.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for fiscal 2013 and 2012:

Year Ended March 31, 2013

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities					Derivatives				Total net assets (liabilities)
		Non-agency	Non-agency
		residential	commercial		Total				Total
	Corporate	mortgage-	mortgage-	Asset-	available-	Interest	Foreign	Embedded	derivative
	debt	backed	backed	backed	for-sale	rate	currency	derivatives,	assets
(Dollars in millions)	securities	securities	securities	securities	securities	swaps	swaps	net	(liabilities)
Fair value, April 1, 2012	$1	$4	$15	$1	$21	$13	$69	$(24)	$58	$79
Total gains
Included in earnings	-	-	-	-	-	2	11	12	25	25
Included in other
comprehensive income	-	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	2	35	7	44	-	-	-	-	44
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	(2)	(4)	(1)	(7)	-	-	-	-	(7)
Settlements	-	(2)	(5)	(5)	(12)	(3)	(25)	-	(28)	(40)
Transfers in to Level 3	3	3	10	11	27	-	-	-	-	27
Transfers out of Level 3	-	-	-	-	-	-	-	-	-	-
Fair value, March 31, 2013	$4	$5	$51	$13	$73	$12	$55	$(12)	$55	$128
The amount of total gains
for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$2	$8	$1	$11	$11

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
Total gains
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

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are individually evaluated for impairment.  These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.  For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period.  Total nonrecurring fair value measurements of $208 million and $166 million were recorded as of March 31, 2013 and March 31, 2012, respectively.

The total change in fair value of financial instruments subject to nonrecurring fair value measurements for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of net gains on net finance receivables within the dealer products portfolio segment of $12 million, $22 million and $24 million for fiscal 2013, 2012 and 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements at March 31, 2013

At March 31, 2013, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $73 million, derivative assets of $75 million and derivative liabilities of $20 million.  At March 31, 2012, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $21 million, derivative assets of $92 million and derivative liabilities of $34 million.  The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of March 31, 2013

Financial assets
Finance receivables, net
Retail loan	$47,312	$-	$-	$48,313	$48,313
Commercial	134	-	-	126	126
Wholesale	8,620	-	-	8,644	8,644
Real estate	4,531	-	-	4,480	4,480
Working capital	1,695	-	-	1,708	1,708

Financial liabilities
Commercial paper	$24,590	$-	$24,590	$-	$24,590
Unsecured notes and loans payable	47,233	-	47,901	874	48,775
Secured notes and loans payable	7,009	-	-	7,016	7,016

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying value of each class of finance receivables includes deferred fees and costs, net of the allowance for credit losses and deferred income; the amount excludes related party transactions of $40 million and $36 million at March 31, 2013 and March 31, 2012, respectively and direct finance leases of $235 million and $213 million at March 31, 2013 and March 31, 2012, respectively, as these are not subject to fair value reporting requirements.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment as described in Note 9 – Debt.  At March 31, 2012, there were loans payable to affiliates of $2.2 billion included in unsecured notes and loans payable carried at amounts that approximate fair value.  There were no loans payable to affiliates that were included in unsecured notes and loans payable at March 31, 2013.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	March 31, 2013
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$101	$3	$-	$104
Municipal debt securities	14	2	-	16
Certificates of deposit	2,040	1	-	2,041
Commercial paper	495	-	-	495
Foreign government debt securities	3	-	-	3
Corporate debt securities	122	6	-	128
Mortgage-backed securities:
U.S. government agency	83	4	-	87
Non-agency residential	4	1	-	5
Non-agency commercial	50	1	-	51
Asset-backed securities	13	-	-	13
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	40	3	-	43
U.S. government sector fund	296	16	-	312
Municipal sector fund	19	3	-	22
Investment grade corporate sector fund	273	54	-	327
High-yield sector fund	34	8	-	42
Real return sector fund	284	9	-	293
Mortgage sector fund	663	-	(15)	648
Asset-backed securities sector fund	38	9	-	47
Emerging market sector fund	63	3	-	66
International sector fund	163	7	-	170
Equity mutual fund	259	225	-	484
Total investments in marketable securities	$5,057	$355	$(15)	$5,397

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

The fixed income mutual funds include investments in funds that are privately placed.  The total fair value of private placement fixed income mutual funds was $2.0 billion and $1.8 billion at March 31, 2013 and March 31, 2012, respectively.  For each fund, we may redeem shares solely in cash up to the lesser of $250 thousand or 1 percent of the individual fund’s net assets during any 90 day period.  Although the fund manager will normally redeem all shares for cash, in unusual circumstances, it reserves the right to pay any redemption exceeding this amount in whole or in part by a distribution in kind of securities held by the respective fund in lieu of cash.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

OTTI Securities

For fiscal 2013 and 2011, there were no available-for-sale securities with unrealized losses that were deemed to be other-than-temporarily impaired.  For fiscal 2012, unrealized losses for available-for-sale debt securities deemed to be other-than-temporarily impaired were recognized in Investment and other income, net and were not material to our Consolidated Statement of Income.

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in Accumulated other comprehensive income, net of applicable taxes in our Consolidated Statement of Shareholder's Equity:

	Less than 12 months as of
	March 31, 2013		March 31, 2012
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$-	$-	$68	$(1)
Equity instruments:
U.S. government sector fund	-	-	237	(2)
Mortgage sector fund	532	(12)	639	(12)
Total investments in marketable securities	$532	$(12)	$944	$(15)

At March 31, 2013, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were $3 million and $116 million, respectively.  At March 31, 2012, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were not material to our Consolidated Balance Sheet.

Realized Gains and Losses on Sales of AFS Securities

Realized gains and losses from the sale of available-for-sale securities are as follows:

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Available-for-sale securities:
Realized gains on sales	$23	$16	$70
Realized losses on sales	$2	$41	$23

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at March 31, 2013 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$12	0.11%	$46	1.44%	$41	1.78%	$5	1.84%	$104	1.52%
Municipal debt securities	2	1.33	-	-	2	5.54	12	5.76	16	5.33
Certificates of deposit	2,041	0.56	-	-	-	-	-	-	2,041	0.56
Commercial paper	495	0.13	-	-	-	-	-	-	495	0.13
Foreign government debt
securities	-	-	3	2.93	-	-	-	-	3	2.93
Corporate debt
securities	10	4.75	51	4.52	56	4.80	11	6.09	128	4.60
Mortgage-backed securities:
U.S. government agency	-	-	-	-	5	4.11	82	3.49	87	3.53
Non-agency residential	-	-	-	-	-	-	5	10.92	5	10.92
Non-agency commercial	-	-	4	3.56	2	1.23	45	3.65	51	3.44
Asset-backed securities	-	-	-	-	7	1.10	6	1.68	13	1.42
Debt instruments total	2,560	0.50	104	3.09	113	3.41	166	3.99	2,943	0.89

Equity instruments:
Fixed income mutual funds									1,970	5.27
Equity mutual funds									484	3.85
Equity instruments total	-		-		-		-		2,454	4.99

Total fair value	$2,560	0.50%	$104	3.09%	$113	3.41%	$166	3.99%	$5,397	2.75%
Total amortized cost	$2,559		$100		$107		$160		$5,057

Yields are based on the amortized cost balances of securities held at March 31, 2013.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at March 31, 2013 and March 31, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net

Finance receivables, net consist of retail and dealer accounts including accrued interest and deferred fees and costs, net of the allowance for credit losses and deferred income.  Pledged receivables represent retail loan receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

(Dollars in millions)	March 31, 2013	March 31, 2012
Retail receivables	$40,508	$35,020
Pledged retail receivables	7,669	10,726
Dealer financing	14,995	12,865
	63,172	58,611
Deferred origination (fees) and costs, net	634	639
Deferred income	(794)	(684)
Allowance for credit losses
Retail and pledged retail receivables	(338)	(405)
Dealer financing	(107)	(119)
Total allowance for credit losses	(445)	(524)
Finance receivables, net	$62,567	$58,042

Contractual maturities on retail receivables and dealer financing are as follows (dollars in millions):

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2014	$13,913	$11,497
2015	12,524	1,268
2016	10,025	707
2017	7,037	607
2018	3,679	568
Thereafter	993	348
Total	$48,171	$14,995

Finance receivables, net and retail receivables presented in the previous tables include direct finance lease receivables, net of $235 million and $213 million at March 31, 2013 and March 31, 2012, respectively.  Contractual maturities of retail receivables exclude $6 million of estimated unguaranteed residual values related to direct finance leases.

A significant portion of our finance receivables has historically been settled prior to contractual maturity.

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

Dealer Products Portfolio Segment

For three classes of finance receivables within the dealer products portfolio segment (wholesale, real estate and working capital), all loans outstanding for an individual dealer or dealer group, and affiliated entities, are aggregated and evaluated collectively by dealer or dealer group.  This reflects the interconnected nature of financing provided to our individual dealer and dealer group customers, and their affiliated entities.

When assessing the credit quality of the finance receivables within the dealer products portfolio segment, we segregate the finance receivables account balances into four distinct credit quality indicators based on internal risk assessments. The internal risk assessments for all finance receivables within the dealer products portfolio segment are updated on a monthly basis.

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Finance Receivables, Net (Continued)

The tables below present each credit quality indicator by class of finance receivable as of March 31, 2013 and March 31, 2012:

	Retail Loan		Commercial
(Dollars in millions)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Aging of finance receivables:
Current	$47,236	$44,842	$362	$352
30-59 days past due	454	433	6	8
60-89 days past due	87	80	1	2
90 days past due	31	28	-	1
Total	$47,808	$45,383	$369	$363

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Credit quality indicators:
Performing	$7,659	$6,249	$3,968	$3,746	$1,616	$1,422
Credit Watch	996	675	583	467	80	61
At Risk	33	78	28	148	28	8
Default	1	6	1	-	2	5
Total	$8,689	$7,008	$4,580	$4,361	$1,726	$1,496

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivable as of March 31, 2013 and March 31, 2012:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
(Dollars in millions)	2013	2012	2013	2012	2013	2012

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$16	$7	$16	$7	$3	$1
Real estate	33	136	33	136	7	37
Working capital	24	7	24	7	23	7
Total	$73	$150	$73	$150	$33	$45

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$66	$60	$66	$60
Real estate	97	-	97	-
Working capital	5	1	5	1
Total	$168	$61	$168	$61

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$415	$502	$410	$496
Commercial	1	1	1	1
Total	$416	$503	$411	$497

Total impaired account balances:

Retail loan	$415	$502	$410	$496
Commercial	1	1	1	1
Wholesale	82	67	82	67
Real estate	130	136	130	136
Working capital	29	8	29	8
Total	$657	$714	$652	$708

As of March 31, 2013 and March 31, 2012, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $69 million and $211 million, respectively and there were no charge-offs against the allowance for credit losses. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired finance receivables as of the balance sheet date and the interest income recognized on these loans during fiscal 2013 and fiscal 2012:

	Average Impaired Finance Receivables		Interest Income Recognized
	Years ended March 31,		Years ended March 31,
(Dollars in millions)	2013	2012	2013	2012

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$22	$5	$-	$-
Real estate	75	138	1	5
Working capital	24	8	1	-
Total	$121	$151	$2	$5

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$63	$43	$2	$1
Real estate	59	-	4	-
Working capital	2	1	-	1
Total	$124	$44	$6	$2

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$462	$553	$37	$47
Commercial	1	1	-	-
Total	$463	$554	$37	$47

Total impaired account balances:

Retail loan	$462	$553	$37	$47
Commercial	1	1	-	-
Wholesale	85	48	2	1
Real estate	134	138	5	5
Working capital	26	9	1	1
Total	$708	$749	$45	$54

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2013 and 2012 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  Troubled debt restructurings for accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during fiscal 2013 and 2012.

We consider finance receivables under bankruptcy protection within the retail loan and commercial classes troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2013 and 2012, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during fiscal 2013 and 2012, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of receivables.

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

Investments in operating leases, net consisted of the following:

(Dollars in millions)	March 31, 2013	March 31, 2012
Investments in operating leases	$25,957	$24,911
Pledged investments in operating leases	630	-
	26,587	24,911
Deferred origination (fees) and costs, net	(125)	(133)
Deferred income	(609)	(594)
Accumulated depreciation	(5,387)	(5,346)
Allowance for credit losses	(82)	(95)
Investments in operating leases, net	$20,384	$18,743

Future minimum lease rentals on operating leases are as follows (dollars in millions):

Future minimum
Years ending March 31,	rentals on operating leases
2014	$3,496
2015	2,342
2016	943
2017	148
2018	25
Thereafter	-
Total	$6,954

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

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Allowance for credit losses at beginning of period	$619	$879	$1,705
Provision for credit losses	121	(98)	(433)
Charge-offs, net of recoveries	(213)	(162)	(393)
Allowance for credit losses at end of period	$527	$619	$879

Charge-offs are shown net of $87 million, $123 million and $137 million of recoveries for fiscal 2013, 2012 and 2011, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for fiscal 2013 and 2012:

Fiscal Year Ended March 31, 2013

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning Balance at April 1, 2012	$395	$10	$119	$524
Charge-offs	(248)	(1)	-	$(249)
Recoveries	70	1	-	71
Provisions	116	(5)	(12)	99
Ending Balance at March 31, 2013	$333	$5	$107	$445

Ending Balance: Individually Evaluated for Impairment	$-	$-	$33	$33
Ending Balance: Collectively Evaluated for Impairment	$333	$5	$74	$412

Gross Finance Receivables:

Ending Balance at March 31, 2013	$47,808	$369	$14,995	$63,172
Ending Balance: Individually Evaluated for Impairment	$-	$-	$241	$241
Ending Balance: Collectively Evaluated for Impairment	$47,808	$369	$14,754	$62,931

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $415 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2013, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

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

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $502 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2012, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	March 31, 2013	March 31, 2012
Aggregate balances 60 or more days past due:
Finance receivables	$119	$111
Operating leases	36	31
Total	$155	$142

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of March 31, 2013 and 2012 for finance receivables that are past due:

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of March 31, 2013

Retail Loan	$454	$87	$31	$572	$47,236	$47,808	$31
Commercial	6	1	-	7	362	369	-
Wholesale	-	-	-	-	8,689	8,689	-
Real estate	-	-	-	-	4,580	4,580	-
Working capital	-	-	-	-	1,726	1,726	-
Total	$460	$88	$31	$579	$62,593	$63,172	$31

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of March 31, 2012

Retail Loan	$433	$80	$28	$541	$44,842	$45,383	$28
Commercial	8	2	1	11	352	363	1
Wholesale	-	-	-	-	7,008	7,008	-
Real estate	-	-	-	-	4,361	4,361	-
Working capital	1	-	-	1	1,495	1,496	-
Total	$442	$82	$29	$553	$58,058	$58,611	$29

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

We use derivatives as part of our risk management strategy to hedge interest rate and foreign currency risks.  We enter into derivative transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market movements.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.

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

Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our resulting asset liability profile is consistent with the overall risk management strategy directed by the ALCO.  Gains and losses on these derivatives are recorded in interest expense.

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of March 31, 2013 we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral arrangements with substantially all our counterparties include a zero threshold, full collateralization arrangement.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at March 31, 2013 was $5 million, excluding embedded derivatives and adjustments made for our own non-performance risk.  Due to our arrangements whereby we fully collateralize without regard to credit ratings, we would not be required to post additional collateral to the counterparties with which we were in a net liability position at March 31, 2013, even if our credit ratings were to decline.  In order to settle all derivative instruments that were in a net liability position at March 31, 2013, excluding embedded derivatives and adjustments made for our own non-performance risk, we would be required to pay $5 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the financial statement line item and amount of derivatives at March 31, 2013 as reported in the Consolidated Balance Sheet:

	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$44	$22,336	$536	$22,801	$580
Foreign currency swaps	1,246	491	7,498	648	8,744	1,139
Total	$1,711	$535	$29,834	$1,184	$31,545	$1,719

Counterparty netting and collateral						(1,661)
Carrying value of derivative contracts – Other assets						$58

Other liabilities
Interest rate swaps	$-	$-	$51,342	$766	$51,342	$766
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	790	29	3,103	102	3,893	131
Embedded derivatives	-	-	64	12	64	12
Total	$790	$29	$54,559	$880	$55,349	$909

Counterparty netting and collateral						(892)
Carrying value of derivative contracts – Other liabilities						$17

Collateral consists of cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2013, we held collateral of $953 million which offset derivative assets and posted collateral of $184 million which offset derivative liabilities.  We also held collateral of $3 million which we did not use to offset derivative assets and we posted collateral of $6 million which we did not use to offset derivative liabilities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The table below shows the financial statement line item and amounts of derivatives at March 31, 2012 as reported in the Consolidated Balance Sheet:

	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other Assets
Interest rate swaps	$465	$59	$15,804	$380	$16,269	$439
Foreign currency swaps	3,291	772	9,866	1,449	13,157	2,221
Total	$3,756	$831	$25,670	$1,829	$29,426	$2,660

Counterparty netting and collateral						(2,590)
Carrying value of derivative contracts – Other assets						$70

Other liabilities
Interest rate swaps	$-	$-	$51,175	$1,008	$51,175	$1,008
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	437	29	987	44	1,424	73
Embedded derivatives	-	-	92	24	92	24
Total	$437	$29	$52,304	$1,076	$52,741	$1,105

Counterparty netting and collateral						(1,038)
Carrying value of derivative contracts – Other liabilities						$67

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the financial statement line item and amount of gains or losses on derivative instruments and related hedged items, for fiscal 2013, 2012 and 2011 as reported in our Consolidated Statement of Income:

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Interest expense on debt	$1,330	$1,677	$1,943
Interest income on hedge accounting derivatives	(103)	(221)	(449)
Interest income on non-hedge accounting foreign currency
swaps	(258)	(386)	(379)
Interest expense on non-hedge accounting interest rate swaps	359	606	807
Interest expense on debt and derivatives	1,328	1,676	1,922

Loss (gain) on hedge accounting derivatives:
Interest rate swaps	15	(6)	(2)
Foreign currency swaps	274	23	(832)
Loss (gain) on hedge accounting derivatives	289	17	(834)
Less hedged item: change in fair value of fixed rate debt	(299)	(38)	801
Ineffectiveness related to hedge accounting derivatives	(10)	(21)	(33)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) loss on foreign currency transactions	(430)	(182)	1,494
Loss (gain) on foreign currency swaps	431	(84)	(1,595)
(Gain) on interest rate swaps	(379)	(89)	(174)
Total interest expense	$940	$1,300	$1,614

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives, non-hedge accounting derivatives, and foreign currency transactions exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Years ended March 31,
(Dollars in millions)	2013	2012	2011

(Gain) loss related to hedge accounting derivatives	$(2)	$(3)	$(2)
(Gain) loss on non-hedge accounting foreign currency swaps	-	(6)	5
Loss on non-hedge accounting interest rate swaps	-	-	2
Total credit valuation adjustment allocated to interest expense	$(2)	$(9)	$5

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	March 31, 2013	March 31, 2012
Other assets:

Notes receivable from affiliates	$931	$1,052
Used vehicles held for sale	265	82
Deferred charges	120	131
Income taxes receivable	13	23
Derivative assets	58	70
Other assets	353	369
Total other assets	$1,740	$1,727

Other liabilities:

Unearned insurance premiums and contract revenues	$1,528	$1,467
Derivative liabilities	17	67
Accounts payable and accrued expenses	685	716
Deferred income	255	229
Other liabilities	192	126
Total other liabilities	$2,677	$2,605

The change in used vehicles held for sale includes non-cash activities of $183 million, $80 million and $58 million at March 31, 2013, March 31, 2012 and March 31, 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	March 31,		March 31,
(Dollars in millions)	2013	2012	2013	2012
Commercial paper	$24,590	$21,247	0.24%	0.38%
Unsecured notes and loans payable	46,707	41,415	2.19%	2.63%
Secured notes and loans payable	7,009	9,789	0.60%	0.67%
Carrying value adjustment	526	783
Total debt	$78,832	$73,234	1.43%	1.70%

The commercial paper balance includes unamortized premiums and discounts.  Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At March 31, 2013 and March 31, 2012, the carrying values of these foreign currency denominated notes payable were $13.2 billion and $15.8 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at March 31, 2013 included $16.8 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $30.4 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2012 included $16.7 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $25.5 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.9 percent at March 31, 2013 and 0.5 percent to 1.9 percent at March 31, 2012.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt (Continued)

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased by $257 million at March 31, 2013 compared to March 31, 2012 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of March 31, 2013, our commercial paper had a weighted average remaining maturity of 84 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Scheduled maturities of our debt portfolio are summarized below.  Actual repayment of secured debt will vary based on the repayment activity on the related pledged assets.

Future
Years ending March 31,	debt maturities
(Dollars in millions)
2014	$40,709
2015	9,427
2016	10,739
2017	4,608
2018	7,197
Thereafter	6,152
Total debt	$78,832

Interest payments on commercial paper and debt, including net settlements on interest rate swaps, were $1.3 billion, $1.6 billion and $1.7 billion in fiscal 2013, 2012 and 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Variable Interest Entities

Consolidated Variable Interest Entities

We use one or more special purpose entities that are considered VIEs to issue asset-backed securities to third party bank-sponsored asset-backed securitization vehicles and to investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows related to retail finance receivables and beneficial interests in operating leases (“Securitized Assets”).  We hold variable interests in the VIEs that could potentially be significant to the VIEs.  We determined that we are the primary beneficiary of the securitization trusts because (i) our servicing responsibilities for the Securitized Assets give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant.

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of March 31, 2013 and March 31, 2012.

	March 31, 2013

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$458	$7,669	$7,556	$3	$6,738	$1
Investments in operating leases	33	630	434	9	271	-
Total	$491	$8,299	$7,990	$12	$7,009	$1

	March 31, 2012

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets1	Other Assets1	Debt	Other Liabilities

Retail finance receivables	$682	$10,726	$10,527	$3	$9,789	$2
Total	$682	$10,726	$10,527	$3	$9,789	$2

1  Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Variable Interest Entities (Continued)

Restricted cash represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $466 million and $381 million of securities retained by TMCC at March 31, 2013 and March 31, 2012, respectively.

The assets of the VIEs and the restricted cash held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities.

As the primary beneficiary of these entities, we are exposed to credit, residual value, interest rate, and prepayment risk from the Securitized Assets in the VIEs.  However, our exposure to these risks did not change as a result of the transfer of the assets to the VIEs.  We may also be exposed to interest rate risk arising from the secured notes issued by the VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate, TMS.  Dealers participating in this program have been determined to be VIEs due to TMS’s equity position in the dealerships.  At March 31, 2013 and March 31, 2012, $14 million and $15 million were due from these dealers, respectively, under the TDIG Program and are classified as Finance receivables, net in the Consolidated Balance Sheet.  Less than $1 million was earned in revenues from these dealers under the TDIG Program during each of fiscal 2013, 2012 and 2011.  We do not consolidate the dealerships in this program as we are not the primary beneficiary of these dealerships.  Additionally, any exposure to loss is limited to the amount of the credit facility.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In fiscal 2012, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates were parties to a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility, and a $3.0 billion five year syndicated bank credit facility expiring in fiscal 2013, 2014, and 2016, respectively.  In February 2013, these agreements were terminated and TMCC, TCPR and other Toyota affiliates entered into a $3.8 billion 364 day syndicated bank credit facility, a $3.8 billion three year syndicated bank credit facility and a $3.8 billion five year syndicated bank credit facility, expiring in fiscal 2014, 2016, and 2018, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2013 and March 31, 2012.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2013, TMCC had committed bank credit facilities totaling $5.5 billion of which $3.1 billion, $0.9 billion and $1.5 billion mature in fiscal 2014, 2015 and 2016, respectively.

TMCC also has an uncommitted bank credit facility in the amount of $0.5 billion which matures in fiscal 2014.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2013 and March 31, 2012. We are in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Commercial Paper Facility

During fiscal 2013 we maintained a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents were contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  This facility expired in January 2013 and was not renewed.  The remaining outstanding balance was fully repaid as of January 31, 2013.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 12 – Pension and Other Benefit Plans

We are a participating employer in certain retirement and post-employment health care, life insurance, and other benefits sponsored by Toyota Motor Sales, U.S.A., Inc. (“TMS”), an affiliate.  Costs of each plan are generally allocated to us by TMS based on relative payroll costs associated with participating or eligible employees at TMCC as compared to the plan as a whole.

Defined Benefit Plan

Our employees are generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plan sponsored by TMS commencing on the first day of the month following hire and are vested after 5 years of continuous employment.  Benefits payable under this non-contributory defined benefit pension plan are based, generally, upon the employees' years of credited service (up to a maximum of 25), the highest average annual compensation (as defined in the plan, which excludes, among other items, bonus/gifts) for any 60 consecutive month period out of the last 120 months of employment (the “Applicable Years”), and one-half of the average eligible bonus/gift payments for the Applicable Years, reduced by an estimated amount of social security benefits.

Pension costs allocated to TMCC for our employees in the TMS pension plan were $8 million for fiscal 2013, $7 million for fiscal 2012 and $9 million for fiscal 2011.

Defined Contribution Plan

Employees meeting certain eligibility requirements, as defined in the plan documents, may participate in the Toyota Motor Sales Savings Plan sponsored by TMS.  Participants may elect to contribute up to 30 percent of their eligible pre-tax compensation, subject to Internal Revenue Code limitations.  We match 66 2/3 cents for each dollar the participant contributes, up to 6 percent of base pay.  Participants are vested 25 percent each year with respect to our contributions and are fully vested after four years.

TMCC employer contributions to the TMS savings plan were $7 million for fiscal 2013, 2012 and 2011.

Other Post-Retirement Benefit Plans

In addition, employees are generally eligible to participate in various health care, life insurance and other post-retirement benefits sponsored by TMS.  In order to be eligible for these benefits, the employee must retire with at least ten years of service and in some cases be at least 55 years of age.

Other post-retirement benefit costs allocated to TMCC were $15 million, $13 million and $11 million for fiscal 2013, 2012 and 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision

The provision for income taxes consisted of the following:

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Current
Federal	$(15)	$(33)	$(26)
State	41	7	30
Foreign	6	9	10
Total current	32	(17)	14
Deferred
Federal	721	830	981
State	69	123	151
Foreign	2	1	4
Total deferred	792	954	1,136
Provision for income taxes	$824	$937	$1,150

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2013	2012	2011
Provision for income taxes at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	3.2%	3.4%	3.4%
Other	-%	0.3%	(0.1)%
Effective tax rate	38.2%	38.7%	38.3%

For fiscal 2013, the amounts in Other in the table above include benefits from federal plug-in and electric vehicle credits offset by adjustments for the differences between the income tax accrued in the prior year as compared with the actual liability on the income tax returns as filed.  For fiscal 2012, the amounts in Other included benefits from state hybrid vehicle credits and adjustments for the differences between the income tax accrued in the prior year as compared with the actual liability on the income tax returns as filed.  Finally, for fiscal 2011, the amounts in Other included benefits from state hybrid vehicle credits and benefits from the reduction of deferred tax due to the reduction in future state tax effective rates.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

The net deferred income tax liabilities, by tax jurisdiction, are as follows:

	March 31,
(Dollars in millions)	2013	2012
Federal	$5,763	$5,009
State	475	406
Foreign	(2)	(3)
Net deferred income tax liability	$6,236	$5,412

Our net deferred income tax liability consists of the following deferred tax liabilities and assets:

	March 31,
(Dollars in millions)	2013	2012
Liabilities:
Lease transactions	$6,509	$6,379
State taxes	446	429
Mark-to-market of investments in marketable securities	210	48
Other	295	296
Deferred tax liabilities	$7,460	$7,152

Assets:
Provision for credit and residual value losses	347	369
Deferred costs and fees	167	155
Net operating loss and tax credit carryforwards	679	1,168
Other	47	52
Deferred tax assets	1,240	1,744
Valuation allowance	(16)	(4)
Net deferred tax assets	$1,224	$1,740

Net deferred income tax liability	$6,236	$5,412

We have deferred tax assets related to our cumulative federal net operating loss carryforwards of $552 million and $1,043 million available at March 31, 2013 and March 31, 2012, respectively.  The federal net operating loss carryforwards expire beginning in fiscal 2029 through fiscal 2032.  At March 31, 2013, we have a deferred tax asset of $55 million for state tax net operating loss carryforwards which expire in fiscal 2014 through fiscal 2032.  At March 31, 2012, we had deferred tax assets of $61 million for state tax net operating loss carryforwards which expire in fiscal 2013 through fiscal 2031.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

In addition, at March 31, 2013 and March 31, 2012, we have deferred tax assets for federal and state hybrid credits of $58 million and $50 million, respectively.  The deferred tax assets related to state tax net operating losses and charitable contributions are reduced by a valuation allowance of $16 million at March 31, 2013.  The deferred tax assets related to state tax net operating losses and state hybrid credits were reduced by a valuation allowance of $4 million at March 31, 2012.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.  We paid net taxes of $21 million and received a net tax refund of $112 million in fiscal 2013 and fiscal 2012, respectively.

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, U.S. taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2013 these unremitted earnings totaled $171 million.   Determination of the amount of the deferred tax liability is not practicable, and accordingly no estimate of the unrecorded deferred tax liability is provided.  Although there are no foreseeable events causing repatriation of earnings, possible examples may include but not be limited to parent company capital needs or exiting the business in the foreign country.

At March 31, 2013 and March 31, 2012, the receivable for our share of the income tax in those states where we filed consolidated or combined returns with TMA and its subsidiaries was $7 million and $6 million, respectively.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.

The change in unrecognized tax benefits in fiscal 2013, 2012 and 2011 are as follows:

	March 31,
(Dollars in millions)	2013	2012	2011
Balance at beginning of the period	$8	$6	$39
Increases related to positions taken during the prior years	-	2	-
Increases related to positions taken during the current year	1	-	-
Settlements	(2)	-	(33)
Balance at end of period	$7	$8	$6

At March 31, 2013, approximately $1 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate.  At March 31, 2012 and 2011, approximately $2 million of the respective unrecognized tax benefits at each year end would, if recognized, have an effect on the effective tax rate.  The deductibility of the remaining amount of the respective unrecognized tax benefits is highly certain, but there is uncertainty about the timing of such deductibility.  The decrease in unrecognized tax benefits during fiscal 2013 did not have an effect on the effective tax rate.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2013, 2012, and 2011, less than $1 million was accrued for interest and no penalties were accrued.

As of March 31, 2013, we remain under IRS examination for fiscal 2013, 2012, and 2011.  The IRS examination for fiscal 2007 through 2009 was concluded in the fourth quarter of fiscal 2011 with a refund of $105 million plus interest received during the first quarter of fiscal 2012.  The IRS examination for fiscal 2010 was concluded in the first quarter of fiscal 2012.  The IRS examination for fiscal 2011 was concluded in May 2013.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The amounts under these commitments and guarantees are summarized in the table below:

	Commitment amount as of
(Dollars in millions)	March 31, 2013	March 31, 2012
Commitments:
Commitments under credit facilities with vehicle and
industrial equipment dealers	$7,396	$6,804
Less: Funded commitments	6,290	5,758
Unfunded commitments	1,106	1,046

Minimum lease commitments	74	81
Total unfunded commitments	1,180	1,127
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total unfunded commitments and guarantees	$1,280	$1,227

Wholesale financing demand note facilities	11,475	10,258
Less: Funded facilities	8,284	6,616
Unfunded wholesale financing demand note facilities	$3,191	$3,642

Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Total rental expense including payments to affiliates was $22 million for fiscal 2013, and $23 million for both fiscal 2012 and 2011.  Minimum lease commitments include $37 million and $44 million for facilities leases with affiliates at March 31, 2013 and 2012, respectively.  At March 31, 2013, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2014	$19
2015	18
2016	16
2017	11
2018	7
Thereafter	3
Total	$74

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies (Continued)

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for facilities refurbishment, real estate purchases, and working capital requirements.  These loans are generally collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our credit facility pricing reflects market conditions, the competitive environment, the level of dealer support required for the facility, and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Approximately two percent of these lending commitments at March 31, 2013 are unsecured.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2013 and 2012.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2013, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2013 and 2012, no amounts have been recorded under these indemnifications.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Years ended March 31,
(Dollars in millions)	2013	2012	2011
Net financing revenues:
Manufacturers’ subvention support and other revenues	$940	$949	$965
Credit support fees incurred	$(72)	$(33)	$(34)
Foreign exchange loss on loans payable to affiliates	$(39)	$(4)	$(132)
Interest expense on loans payable to affiliates	$(6)	$(49)	$(47)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$161	$216	$162

Investments and other income, net:
Interest earned on notes receivable from affiliates	$6	$3	$5

Expenses:
Shared services charges and other expenses	$64	$67	$291
Employee benefits expense	$30	$27	$27

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	March 31, 2013	March 31, 2012
Assets:
Investments in marketable securities
Investments in affiliates' commercial paper	$2	$-

Finance receivables, net
Accounts receivable from affiliates	$22	$17
Direct finance receivables from affiliates	$6	$4
Notes receivable under home loan programs	$18	$19
Deferred retail subvention income from affiliates	$(699)	$(598)

Investments in operating leases, net
Leases to affiliates	$7	$4
Deferred lease subvention income from affiliates	$(604)	$(592)

Other assets
Notes receivable from affiliates	$931	$1,052
Other receivables from affiliates	$1	$8
Subvention support receivable from affiliates	$88	$65

Liabilities:
Debt
Loans payable to affiliates	$-	$2,201

Other liabilities
Unearned affiliate insurance premiums and contract revenues	$235	$273
Accounts payable to affiliates	$192	$58
Notes payable to affiliate	$48	$61

Shareholder’s Equity:
Dividends paid	$1,487	$741
Stock-based compensation	$2	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Financing Support Arrangements with Affiliates

TMCC is party to a credit support agreement with TFSC (the “TMCC Credit Support Agreement”).  The agreement requires TFSC to maintain certain ownership, net worth maintenance, and debt service provisions in respect of TMCC, but is not a guarantee by TFSC of any securities or obligations of TMCC.  In conjunction with this credit support agreement, TMCC has agreed to pay TFSC a semi-annual fee based on a fixed rate applied to the weighted average outstanding amount of securities entitled to credit support.  Credit support fees incurred under this agreement were $72 million, $33 million, and $34 million for fiscal 2013, 2012, and 2011, respectively.

TCPR is the beneficiary of a credit support agreement with TFSC containing provisions similar to the TMCC Credit Support Agreement described above.

In addition, TMCC receives and provides financing support from TFSC and other affiliates in the form of promissory notes, conduit finance agreements and various loan and credit facility agreements.  Total financing support received and provided, along with the amounts currently outstanding under those agreements, is summarized below.  All foreign currency amounts have been translated at the exchange rates in effect as of March 31, 2013.

Financing Support Provided by Parent and Affiliates (amounts in millions):

	Financing available		Amounts outstanding (USD) at
Affiliate	to TMCC		March 31, 2013	March 31, 2012

Toyota Credit Canada Inc.	CAD	1,500	$-	$-
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	-	-
Toyota Financial Services Americas Corporation	USD	200	48	61
Toyota Finance Australia Limited	USD	1,000	-	-
Total			$48	$61

Financing Support Provided to Affiliates (amounts in millions):

	Financing made		Amounts outstanding (USD) at
Affiliate	available by TMCC		March 31, 2013	March 31, 2012

Toyota Financial Savings Bank	USD	400	$35	$-
Toyota Credit Canada Inc.	CAD	2,500	-	-
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	419	381
Toyota Financial Services Americas Corporation	USD	200	-	-
Toyota Financial Services Mexico, S.A. de C.V.	USD	500	-	-
Banco Toyota do Brasil	USD	300	127	121
Toyota Finance Australia Limited	USD	1,000	350	550
Total			$931	$1,052

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Other Financing Support Provided to Affiliates

•
TMCC and TFSC have entered into conduit finance agreements under which TFSC passes along to TMCC certain funds that TFSC receives from other financial institutions solely for the benefit of TMCC.  The aggregate amounts payable under these agreements were approximately $2.2 billion as of March 31, 2012. There was no amount payable under these agreements as of March 31, 2013.

•
TMCC provides home loans to relocated employees as well as certain officers, directors, and other members of management.  Loans to directors and executive officers were made prior to July 30, 2002 and were grandfathered under the Sarbanes-Oxley Act of 2002.

•	TMCC provides wholesale financing to certain dealerships owned by affiliates.

•
TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies.

•
TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines, not to exceed $150 million over a three year period. At March 31, 2013 and 2012, there were $55 million and $54 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

Shared Service Arrangements with Affiliates

TMCC is subject to the following shared service agreements:

•
TMCC and TCPR incur costs under various shared service agreements with our affiliates.  Services provided by affiliates under the shared service arrangement include marketing, technological and administrative services, as well as services related to our funding and risk management activities and our bank and investor relationships.

•	TMCC provides various services to our financial services affiliates, including certain administrative, systems and operational support.

•
TMCC provides various services to TFSB, including marketing, administrative, systems, and operational support in exchange for TFSB making available certain financial products and services to TMCC’s customers and dealers meeting TFSB’s credit standards.

•
TMCC is subject to expense reimbursement agreements related to costs incurred by TFSB, TFSA, and TMS in connection with our affiliates providing certain financial products and services to our customers and dealers in support of TMCC’s customer loyalty strategy and programs, costs related to TFSB’s credit card rewards program, and other brand and sales support.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Operational Support Arrangements with Affiliates

•	TMCC and TCPR provide various wholesale financing to vehicle and industrial equipment dealers, which result in our having payables to TMS, Toyota de Puerto Rico Corp (“TDPR”), TMHU and HINO.

•
TMCC is party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  The lease commitments are described in Note 14 – Commitments and Contingencies.

•
Subvention receivables represent amounts due from TMS and other affiliates in support of retail, lease, and industrial equipment subvention programs offered by TMCC.  Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention support and other revenues primarily represent the earned portion of such amounts.

•	Leases to affiliates represent the investment in operating leases of vehicle and industrial equipment leased to affiliates.

•
TMCC is a participating employer in certain retirement, postretirement health care and life insurance sponsored by TMS as well as share-based compensation plans sponsored by TMC.  See Note 12 – Pension and Other Benefit Plans for additional information.

•
Affiliate insurance premiums and contract revenues primarily represent revenues from TMIS for administrative services and various types of coverage provided to TMS and affiliates.  This includes contractual indemnity coverage and related administrative services for TMS’ certified pre-owned vehicle program and umbrella liability policy.  TMIS provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.  During fiscal 2012, TMIS began providing property deductible reimbursement insurance to TMS and affiliates covering losses incurred under their primary policy.

•
TMIS provided prepaid maintenance and vehicle service coverage to TMS in support of special sales and customer loyalty efforts until the programs were discontinued in fiscal 2011.  TMIS continues to recognize contract revenue related to agreements issued prior to the program’s discontinuation.

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

Financial information for our reportable operating segments for the years ended or at March 31 is summarized as follows:

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2013:
Total financing revenues	$7,219	$-	$25	$7,244
Insurance earned premiums and contract revenues	-	596	(25)	571
Investment and other income	57	116	-	173
Total gross revenues	7,276	712	-	7,988

Less:
Depreciation on operating leases	3,568	-	-	3,568
Interest expense	940	-	-	940
Provision for credit losses	121	-	-	121
Operating and administrative expenses	734	177	-	911
Insurance losses and loss adjustment expenses	-	293	-	293
Provision for income taxes	730	94	-	824
Net income	$1,183	$148	$-	$1,331

Total assets	$92,504	$3,502	$(704)	$95,302

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Segment Information (Continued)

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2012:
Total financing revenues	$7,413	$-	$16	$7,429
Insurance earned premiums and contract revenues	-	620	(16)	604
Investment and other income	44	72	(3)	113
Total gross revenues	7,457	692	(3)	8,146

Less:
Depreciation on operating leases	3,339	-	-	3,339
Interest expense	1,303	-	(3)	1,300
Provision for credit losses	(98)	-	-	(98)
Operating and administrative expenses	703	154	-	857
Insurance losses and loss adjustment expenses	-	325	-	325
Provision for income taxes	860	77	-	937
Net income	$1,350	$136	$-	$1,486

Total assets	$86,049	$3,233	$(369)	$88,913

Fiscal 2011:
Total financing revenues	$8,042	$-	$22	$8,064
Insurance earned premiums and contract revenues	-	565	(22)	543
Investment and other income	46	196	(6)	236
Total gross revenues	8,088	761	(6)	8,843

Less:
Depreciation on operating leases	3,353	-	-	3,353
Interest expense	1,620	-	(6)	1,614
Provision for credit losses	(433)	-	-	(433)
Operating and administrative expenses	903	156	-	1,059
Insurance losses and loss adjustment expenses	-	247	-	247
Provision for income taxes	1,014	136	-	1,150
Net income	$1,631	$222	$-	$1,853

Total assets	$89,141	$3,094	$(531)	$91,704

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Dollars in millions)	Quarter	Quarter	Quarter	Quarter
Fiscal 2013:
Total financing revenue	$1,797	$1,811	$1,815	$1,821
Depreciation on operating leases	855	880	901	932
Interest expense	58	283	284	315
Net financing revenue	884	648	630	574
Other income	185	183	203	173
Provision for credit losses	16	3	88	14
Expenses	297	302	306	299
Income before income tax expense	756	526	439	434
Provision for income taxes	279	200	156	189
Net income	$477	$326	$283	$245

Fiscal 2012:
Total financing revenue	$1,920	$1,870	$1,835	$1,804
Depreciation on operating leases	825	829	844	841
Interest expense	457	149	163	531
Net financing revenue	638	892	828	432
Other income	190	144	212	171
Provision for credit losses	(203)	11	56	38
Expenses	283	295	286	318
Income before income tax expense	748	730	698	247
Provision for income taxes	283	279	266	109
Net income	$465	$451	$432	$138

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

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that as of March 31, 2013, our internal control over financial reporting was effective based upon the COSO criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with designated natural persons or entities involved in terrorism or the proliferation of weapons of mass destruction.  Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the fiscal year ended March 31, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below.  For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings.

During the fiscal year ended March 31, 2013:

•
P.T. Toyota-Astra Motor (“TAM”), an Indonesian company, sold three Toyota vehicles to the Iranian embassy in Indonesia.  P.T. Toyota Motor Manufacturing Indonesia (“TMMIN”), an Indonesian company and subsidiary of TMC, manufactured and sold the vehicles to TAM.  TAM is the sole distributor of Toyota vehicles in Indonesia.  As of March 31, 2013, TMC held 49 percent of the shares of common stock of TAM, and PT Astra International Tbk, an Indonesian company, held the remaining 51 percent of the shares of common stock of TAM.

•	Tokyo Toyota Motor Co., Ltd. ("Tokyo Toyota Motor") a wholly-owned indirect subsidiary of TMC, performed maintenance services for Toyota vehicles owned by the Iranian embassy in Japan.

•
Toyota Tourist International, Inc. ("Toyota Tourist"), a majority-owned subsidiary of Toyota, obtained two visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of its customers.

These activities contributed an equivalent in foreign currency of approximately $53,000  in gross revenues to TMC and net profit was substantially less.  TMC believes that none of the above transactions would subject it or its affiliates to U.S. sanctions.  As of the date of this report, TMC has informed us that no determination has been made as to whether TAM, Tokyo Toyota Motor or Toyota Tourist will cease conducting the activities described above.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of May 31, 2013.

Name	Age	Position
George E. Borst	64	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Kiyohisa Funasaki	50	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

Michael Groff	58	Director, Senior Vice President, Sales, Product & Marketing, TMCC

Chris Ballinger	56	Senior Vice President and Chief Financial Officer, TMCC; Group Vice President and Chief Financial Officer, TFSA

Ron Chu	55	Vice President, Accounting & Tax, TMCC; Vice President, Tax, TFSA

Yoshimi Inaba	67	Director, TMCC; Director, Executive Chairman, TMS

Takuo Sasaki	56	Director, TMCC; Director, Chairman of the Board and Chief Executive Officer, TFSA; Director, TFSC; Managing Officer, TMC

James E. Lentz III	57	Director, TMCC; Director, President, and Chief Operating Officer, TMA Senior Managing Officer, TMC

Eiji Hirano	62	Director, TMCC; Director and Executive Vice President, TFSC

Takahiko Ijichi	60	Director, TMCC; Director, TMC

All directors of TMCC are elected annually and hold office until their successors are elected and qualified.  Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Borst was named a Director, President, and Chief Executive Officer of TMCC in October 2000.  Mr. Borst was named Director, President, and Chief Operating Officer of TFSA in April 2004.  Mr. Borst was named Director of TFSC in June 2003.  From August 2000 to March 2004, Mr. Borst served as Director, Secretary, and Chief Financial Officer of TFSA.  Mr. Borst has been employed with TMCC and TMS, in various positions, since 1985.

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

Mr. Groff was named Senior Vice President, Sales, Product and Marketing of TMCC and was named as a Director of TMCC in January 2013.  He served as Group Vice President, Sales, Marketing and Product Development from 2008 to January 2013.  Mr. Groff joined TMCC in 1983 and has held field positions including TMCC Branch Manager and Regional Manager, as well as headquarters positions that include TMIS National Group Product Manager, Corporate Marketing and Leasing Manager, VP Corporate Strategy as wells as Vice President of Customer Service.

Mr. Ballinger was named Senior Vice President and Chief Financial Officer of TMCC in January 2013.  Mr. Ballinger was named Group Vice President and Chief Financial Officer of TMCC in September 2008 and Group Vice President and Chief Financial Officer of TFSA in October 2008. Mr. Ballinger was promoted to Group Vice President of TMCC in December 2006, and he also assumed the responsibility for Global Treasury for Toyota Financial Services Corporation at that time.  Mr. Ballinger joined TMCC in September 2003 as Corporate Manager – Treasury, overseeing the Financial Risk Management, Sales and Trading, Capital Markets and Cash Management groups.  Prior to joining TMCC, he served as Assistant Treasurer for Providian Financial and Senior Vice President of Treasury for Bank of America.

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

Mr. Inaba was named as a Director of TMCC in June, 2009.  In April 2013 Mr. Inaba was named Executive Chairman of TMS and serves as an executive advisor for TMC.  Mr. Inaba was Chairman and CEO of TMS from June 2009 to April 2012, and Director of TMC from June 2009 to June 2011.  From June 2007 to June 2009, Mr. Inaba served as president and chief executive officer of Central Japan International Airport Co., Ltd.  Mr. Inaba was first named to TMC’s Board of Directors in 1997 (with managing director status) where he oversaw European and African operations. In 1999, Mr. Inaba moved back to the U.S. to become president of TMS, and in June 2003, he was made a senior managing director at TMC. In June 2005, he became an executive vice president, focusing on Toyota’s Chinese operations.  Mr. Inaba first joined TMC in 1968.

Mr. Sasaki was named as a Director of TMCC in June 2009, Director, Chairman of the Board and Chief Executive Officer of TFSA in July 2011 and reappointed as a Managing Officer of TMC in April 2013.  Mr. Sasaki served as Managing Officer of TMC from June 2009 to June 2011, and served as Representative Director, President and Chief Executive Officer of TFSC from June 2011 to March 2013.   Mr. Sasaki first joined TMC in 1980.

Mr. Lentz was named as a Director of TMCC in June 2006.  He was named a Director, President and Chief Operating Officer of TMA in April 2013.  Mr. Lentz served as President and Chief Executive Officer of TMS from April 2012 until March 2013 after having served as President and Chief Operating Officer of TMS since November 2007.  Mr. Lentz is currently a Director of TMCC and TMS and prior to his promotion to President, he served as Executive Vice President of TMS from July 2006 to November 2007.  Prior to this, he held the positions of Group Vice President - Toyota Division from April 2005 to July 2006, Group Vice President Marketing from April 2004 to April 2005 and Vice President Marketing from December 2002 to March 2004.  In addition, from 2001 to 2002 Mr. Lentz was the Vice President of Scion.  From 2000 to 2001, Mr. Lentz was the Vice President and General Manager of the Los Angeles Region.  Mr. Lentz has been employed with TMS, in various positions, since 1982.

Mr. Hirano was named as a Director of TMCC in September 2007 and Executive Vice President of TFSC in June 2006.  From June 2002 to June 2006 he served as Assistant Governor at the Bank of Japan.

Mr. Ijichi was named as a Director of TMCC in July 2011.  Mr. Ijichi was named as a Director of TMC in June 2011, and served as Senior Managing Officer of TMC from June 2011 until March 2013.  Prior to that time, he served as Senior Managing Director of TMC from June 2008 to June 2011, and Managing Officer of TMC from June 2004 to June 2008.  Mr. Ijichi first joined TMC in 1976.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2013	2012
Audit fees	$6,710	$6,345
Audit related fees	42	56
Tax fees	512	625
All other fees	134	740
Total fees	$7,398	$7,766

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

Auditor Fees Pre-approval Policy

The Audit Committee charter requires pre-approval of both audit and non-audit services to be provided by our independent registered public accounting firm.  The charter requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2013 and 2012 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 68 through 136.

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

See Exhibit Index on page 147.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION

Date: June 14, 2013	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George E. Borst George E. Borst	Director, President and Chief Executive Officer (Principal Executive Officer)	June 14, 2013

/s/ Kiyohisa Funasaki Kiyohisa Funasaki	Executive Vice President, Treasurer and Director	June 14, 2013

/s/ Michael Groff Michael Groff	Director Senior Vice President, Sales, Product and Marketing	June 14, 2013

/s/ Chris Ballinger Chris Ballinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 14, 2013

/s/ Ron Chu Ron Chu	Vice President, Accounting and Tax (Principal Accounting Officer)	June 14, 2013

/s/ Yoshimi Inaba Yoshimi Inaba	Director	June 14, 2013

/s/ James E. Lentz III James E. Lentz III	Director	June 14, 2013

Takuo Sasaki	Director

Takahiko Ijichi	Director

Eiji Hirano	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2	Amended and Restated Agency Agreement, dated September 14, 2012, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(7)

______________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 14, 2012, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.3	Amended and Restated Note Agency Agreement, dated September 14, 2012, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London branch.	(8)

4.4(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.4(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(10)

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

10.1	364 Day Credit Agreement, dated as of February 26, 2013, among Toyota Motor Credit Corporation, (“TMCC”), Toyota Credit de Puerto Rico Corp. (“TCPR”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit Canada Inc. (“TCCI”) and Toyota Kreditbank GMBH (“TKG”), as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp.
(“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”) as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”) and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.
		(11)

______________
(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 14, 2012, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September, 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated February 26, 2013, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.2	Three Year Credit Agreement, dated as of February 26, 2013, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.	(12)

10.3	Five Year Credit Agreement, dated as of February 26, 2013, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG as Borrowers, eachlender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.	(13)

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC.	(14)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC.	(15)

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS.	(16)

10.7	Shared Services Agreement dated October 1, 2000 between TMCC and TMS.	(17)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC.	(18)

______________
(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated February 26, 2013, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated February 26, 2013, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.9 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.11 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.13(a) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC.	(19)

10.8(c)	Amendment No. 2 dated as of September 7, 2012 to the Credit Support Fee Agreement dated as of March 30, 2001, as amended on June 17, 2005.	(20)

10.9	Form of Indemnification Agreement between TMCC and its directors and officers.	(21)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

______________
(19)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K date September 7, 2012, Commission File No. 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith

151