Form 10-Q
period 2013-06-30
TOYOTA MOTOR CREDIT CORP
filed 2013-08-12
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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

Yes __    No  ☒

As of July 31, 2013, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended June 30, 2013

INDEX
PART I ...................................................................................................................................................................................	3

Item 1. Financial Statements..............................................................................................................................................	3
Consolidated Statement of Income.....................................................................................................................................	3
Consolidated Statement of Comprehensive Income...........................................................................................................	3
Consolidated Balance Sheet................................................................................................................................................	4
Consolidated Statement of Shareholder’s Equity...............................................................................................................	5
Consolidated Statement of Cash Flows..............................................................................................................................	6
Notes to Consolidated Financial Statements......................................................................................................................	7
Item 2. Management’s Discussion and Analysis...............................................................................................................	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................................................	69
Item 4. Controls and Procedures.......................................................................................................................................	69

PART II .................................................................................................................................................................................	70

Item 1. Legal Proceedings.................................................................................................................................................	70
Item 1A. Risk Factors...........................................................................................................................................................	70
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................................................	70
Item 3. Defaults Upon Senior Securities...........................................................................................................................	70
Item 4. Mine Safety Disclosures.......................................................................................................................................	70
Item 5. Other Information.................................................................................................................................................	71
Item 6. Exhibits.................................................................................................................................................................	71
Signatures..............................................................................................................................................................................	72
Exhibit Index.........................................................................................................................................................................	73

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012
Financing revenues:
Operating lease	$1,209	$1,157
Retail	478	532
Dealer	108	108
Total financing revenues	1,795	1,797

Depreciation on operating leases	951	855
Interest expense	536	58
Net financing revenues	308	884

Insurance earned premiums and contract revenues	139	150
Investment and other income, net	6	35
Net financing revenues and other revenues	453	1,069

Expenses:
Provision for credit losses	11	16
Operating and administrative	227	216
Insurance losses and loss adjustment expenses	71	81
Total expenses	309	313

Income before income taxes	144	756
Provision for income taxes	53	279

Net income	$91	$477

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012
Net income	$91	$477
Other comprehensive income, net of tax:
Net unrealized (losses) gains on available-for-sale
marketable securities [net of tax benefit (provision) of
$31 and ($9), respectively]	(54)	11
Reclassification adjustment for net losses (gains) on
available-for-sale marketable securities
included in investment and other income, net [net of
tax (benefit) provision of ($10) and $1, respectively]	16	(2)
Other comprehensive (loss) income	(38)	9
Comprehensive income	$53	$486
See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$2,818	$4,723
Restricted cash	504	491
Investments in marketable securities	4,957	5,397
Finance receivables, net	63,911	62,567
Investments in operating leases, net	21,186	20,384
Other assets	1,979	1,740
Total assets	$95,355	$95,302

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$78,619	$78,832
Deferred income taxes	6,290	6,236
Other liabilities	2,836	2,677
Total liabilities	87,745	87,745

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at June 30, 2013 and March 31, 2013	915	915
Additional paid-in-capital	2	2
Accumulated other comprehensive income	173	211
Retained earnings	6,520	6,429
Total shareholder's equity	7,610	7,557
Total liabilities and shareholder's equity	$95,355	$95,302

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

(Dollars in millions)	June 30, 2013	March 31, 2013
ASSETS
Finance receivables, net	$8,605	$7,556
Investments in operating leases, net	353	434
Other assets	9	12
Total assets	$8,967	$8,002

LIABILITIES
Debt	$7,628	$7,009
Other liabilities	1	1
Total liabilities	$7,629	$7,010

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income	earnings	Total

Balance at March 31, 2012	$915	$2	$160	$6,585	$7,662

Net income for the three months ended
June 30, 2012	-	-	-	477	477
Other comprehensive income, net
of tax	-	-	9	-	9
Balance at June 30, 2012	$915	$2	$169	$7,062	$8,148

Balance at March 31, 2013	$915	$2	$211	$6,429	$7,557

Net income for the three months ended
June 30, 2013	-	-	-	91	91
Other comprehensive income, net
of tax	-	-	(38)	-	(38)
Balance at June 30, 2013	$915	$2	$173	$6,520	$7,610

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended June 30,
(Dollars in millions)	2013	2012
Cash flows from operating activities:
Net income	$91	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	960	866
Recognition of deferred income	(300)	(288)
Provision for credit losses	11	16
Amortization of deferred costs	140	135
Foreign currency and other adjustments to the carrying value of debt, net	(494)	(346)
Net realized loss (gain) from sales and other-than-temporary impairment on securities	26	(3)
Net change in:
Restricted cash	(13)	19
Derivative assets	11	(129)
Other assets (Note 8) and accrued income	27	(23)
Deferred income taxes	76	282
Derivative liabilities	48	(17)
Other liabilities	114	40
Net cash provided by operating activities	697	1,029
Cash flows from investing activities:
Purchase of investments in marketable securities	(1,055)	(1,912)
Proceeds from sales of investments in marketable securities	155	89
Proceeds from maturities of investments in marketable securities	1,255	1,666
Acquisition of finance receivables	(6,505)	(6,436)
Collection of finance receivables	5,957	5,744
Net change in wholesale and certain working capital receivables	(800)	(1,183)
Acquisition of investments in operating leases	(3,370)	(2,455)
Disposals of investments in operating leases	1,817	1,366
Advances to affiliates	(1,152)	(1,080)
Repayments from affiliates	832	1,520
Other, net	(9)	(2)
Net cash used in investing activities	(2,875)	(2,683)
Cash flows from financing activities:
Proceeds from issuance of debt	5,336	3,900
Payments on debt	(4,350)	(2,954)
Net change in commercial paper	(713)	3,388
Repayments to affiliates	-	(2,014)
Net cash provided by financing activities	273	2,320
Net (decrease) increase in cash and cash equivalents	(1,905)	666
Cash and cash equivalents at the beginning of the period	4,723	5,060
Cash and cash equivalents at the end of the period	$2,818	$5,726
Supplemental disclosures:
Interest paid	$325	$346
Income taxes received, net	$(24)	$(1)

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three months ended June 30, 2013 and 2012 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2013 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2014 (“fiscal 2014”).

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2013 (“fiscal 2013”), which was filed with the Securities and Exchange Commission (“SEC”) on June 14, 2013.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Certain prior period amounts have been reclassified to conform to the current period presentation.  Related party transactions presented in the Consolidated Financial Statements are disclosed in Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements.

Derivatives

Offsetting of Derivatives

The accounting guidance permits the net presentation on the Consolidated Balance Sheet of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists.  When we meet this condition, we elect to present such balances on a net basis.  We use master netting agreements to mitigate counterparty credit risk in derivative transactions.  A master netting agreement is a contract with a counterparty that permits multiple transactions governed by that contract to be cancelled and settled with a single net balance paid to either party in the event of default or other termination event outside the normal course of business, such as a ratings downgrade of either party to the contract.

Our reciprocal collateral agreements typically require the transfer of cash collateral to the party in a net asset position across all transactions governed by the master netting agreement.  Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

New Accounting Guidance

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The accounting guidance is effective for us on April 1, 2014.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

In July 2013, the FASB issued new guidance which permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a benchmark interest rate for hedge accounting purposes.  The new guidance also removes the restriction on using different benchmark rates for similar hedges.  The accounting guidance is effective for us on July 17, 2013 and applies prospectively for qualifying new or redesignated hedging relationships.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued new guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for certain obligations addressed within existing guidance in U.S. GAAP.  Specifically, the new guidance requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  Additionally, the guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations within the footnotes to its financial statements.  Currently no such recognition, measurement, and disclosure requirement exists under U.S. GAAP.  The accounting guidance is effective for us on April 1, 2014.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

Recently Adopted Accounting Guidance

In April 2013, we adopted new FASB accounting guidance that requires disclosures about offsetting assets and liabilities for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions.  The guidance retains the current U.S. GAAP model that allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party, where rights of set-off are available, including in the event of default or bankruptcy.  However, the guidance adds new disclosure requirements to improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2013, we adopted new FASB accounting guidance that requires us to disclose significant amounts reclassified out of each component of accumulated other comprehensive income and the affected income statement line item, only if the item reclassified is required to be reclassified to net income in its entirety.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and March 31, 2013, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In instances where we meet the accounting guidance for set-off criteria, we elect to net derivative assets and derivative liabilities and the related cash collateral received and paid.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million as of June 30, 2013 and March 31, 2013.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of June 30, 2013 and March 31, 2013.

As of June 30, 2013
	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$344	$443	$-	$-	$787
Certificates of deposit	-	1,125	-	-	1,125
Commercial paper	-	328	-	-	328
Cash equivalents total	344	1,896	-	-	2,240
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	21	57	-	-	78
Municipal debt securities	-	15	-	-	15
Certificates of deposit	-	1,837	-	-	1,837
Commercial paper	-	355	-	-	355
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	145	4	-	149
Mortgage-backed securities:
U.S. government agency	-	79	-	-	79
Non-agency residential	-	-	5	-	5
Non-agency commercial	-	-	48	-	48
Asset-backed securities	-	-	19	-	19
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	43	-	-	43
U.S. government sector fund	-	319	-	-	319
Municipal sector fund	-	21	-	-	21
Investment grade corporate sector fund	-	300	-	-	300
High-yield sector fund	-	41	-	-	41
Real return sector fund	-	270	-	-	270
Mortgage sector fund	-	599	-	-	599
Asset-backed securities sector fund	-	48	-	-	48
Emerging market sector fund	-	63	-	-	63
International sector fund	-	170	-	-	170
Equity mutual fund	495	-	-	-	495
Available-for-sale securities total	516	4,365	76	-	4,957
Derivative assets:
Foreign currency swaps	-	709	36	-	745
Interest rate swaps	-	442	11	-	453
Counterparty netting and collateral	-	-	-	(1,151)	(1,151)
Derivative assets total	-	1,151	47	(1,151)	47
Assets at fair value	860	7,412	123	(1,151)	7,244
Derivative liabilities:
Foreign currency swaps	-	(286)	(13)	-	(299)
Interest rate swaps	-	(702)	-	-	(702)
Counterparty netting and collateral	-	-	-	943	943
Derivative liabilities total	-	(988)	(13)	943	(58)
Embedded derivative liabilities	-	-	(7)	-	(7)
Liabilities at fair value	-	(988)	(20)	943	(65)
Net assets at fair value	$860	$6,424	$103	$(208)	$7,179

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  There were no transfers between levels during the three months ended June 30, 2013.  During the three months ended June 30, 2012, $53 million of U.S. government and agency obligations were valued using quoted prices for identical securities traded in an active market and were transferred from Level 2 to Level 1.  Additionally, during the three months ended June 30, 2012, certain available-for-sale debt instruments were transferred from Level 2 to Level 3 due to reduced transparency of market price quotations for these and/or comparable instruments.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)
		Non-agency	Non-agency
		residential	commercial		Total				Total
	Corporate	mortgage-	mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2013	$4	$5	$51	$13	$73	$12	$55	$(12)	$55	$128
Total (losses) gains
Included in earnings	-	-	-	-	-	(1)	(22)	5	(18)	(18)
Included in other comprehensive income	-	-	(3)	-	(3)	-	-	-	-	(3)
Purchases, issuances, sales, and
settlements
Purchases	-	-	-	7	7	-	-	-	-	7
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	-	(1)	(1)	-	(10)	-	(10)	(11)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-	-
Fair value, June 30, 2013	$4	$5	$48	$19	$76	$11	$23	$(7)	$27	$103
The amount of total losses
for the period included in
earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$(1)	$(19)	$(1)	$(21)	$(21)

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

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are individually evaluated for impairment.  These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.  For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period.  Total nonrecurring fair value measurements of $205 million and $208 million were recorded as of June 30, 2013 and March 31, 2013, respectively.

The total change in fair value of financial instruments subject to nonrecurring fair value measurements for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of net losses on net finance receivables within the dealer products portfolio segment of $2 million and $30 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements at June 30, 2013 and March 31, 2013

At June 30, 2013, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $76 million, derivative assets of $47 million and derivative liabilities of $20 million.  At March 31, 2013, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $73 million, derivative assets of $75 million and derivative liabilities of $20 million.  The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three months ended June 30, 2013 and as of and for the year ended March 31, 2013.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of June 30, 2013

Financial assets
Finance receivables, net
Retail loan	$47,860	$-	$-	$48,526	$48,526
Commercial	140	-	-	130	130
Wholesale	9,349	-	-	9,388	9,388
Real estate	4,517	-	-	4,438	4,438
Working capital	1,726	-	-	1,713	1,713

Financial liabilities
Commercial paper	$23,876	$-	$23,876	$-	$23,876
Unsecured notes and loans payable	47,115	-	47,278	796	48,074
Secured notes and loans payable	7,628	-	-	7,627	7,627

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

The carrying value of each class of finance receivables is presented net of deferred fees and costs, deferred income and the allowance for credit losses; the amount excludes related party transactions of $88 million and $40 million at June 30, 2013 and March 31, 2013 and direct finance leases of $231 million and $235 million at June 30, 2013 and March 31, 2013, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	June 30, 2013
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$78	$1	$(1)	$78
Municipal debt securities	14	1	-	15
Certificates of deposit	1,836	1	-	1,837
Commercial paper	355	-	-	355
Foreign government debt securities	3	-	-	3
Corporate debt securities	149	4	(4)	149
Mortgage-backed securities:
U.S. government agency	78	2	(1)	79
Non-agency residential	4	1	-	5
Non-agency commercial	49	1	(2)	48
Asset-backed securities	19	-	-	19
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	40	3	-	43
U.S. government sector fund	324	-	(5)	319
Municipal sector fund	20	1	-	21
Investment grade corporate sector fund	259	41	-	300
High-yield sector fund	35	6	-	41
Real return sector fund	286	-	(16)	270
Mortgage sector fund	599	-	-	599
Asset-backed securities sector fund	39	9	-	48
Emerging market sector fund	64	1	(2)	63
International sector fund	166	4	-	170
Equity mutual fund	259	236	-	495
Total investments in marketable securities	$4,676	$312	$(31)	$4,957

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

The fixed income mutual funds include investments in funds that are privately placed.  The total fair value of private placement fixed income mutual funds was $1.9 billion and $2.0 billion at June 30, 2013 and March 31, 2013, respectively.  For each fund, we may redeem shares solely in cash up to the lesser of $250 thousand or 1 percent of the individual fund’s net assets during any 90 day period.  Although the fund manager will normally redeem all shares for cash, in unusual circumstances, it reserves the right to pay any redemption exceeding this amount in whole or in part by a distribution in kind of securities held by the respective fund in lieu of cash.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in Accumulated other comprehensive income, net of applicable taxes in our Consolidated Statement of Shareholder's Equity:

	Less than 12 months as of
	June 30, 2013		March 31, 2013
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency
obligations	$35	$(1)	$-	$-
Corporate debt securities	93	(4)	-	-
Mortgage backed securities:
U.S. government agency	38	(1)	-	-
Non-agency commercial	29	(2)
Equity instruments:
Fixed income mutual funds:
U.S. government sector fund	319	(5)	-	-
Real return sector fund	270	(16)	-	-
Mortgage sector fund	-	-	532	(12)
Emerging market sector fund	52	(2)	-	-
Total investments in marketable
securities	$836	$(31)	$532	$(12)

At June 30, 2013, there were no investments that had been in a continuous unrealized loss position for 12 consecutive months or more.  At March 31, 2013, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were $3 million and $116 million, respectively.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type for the three months ended June 30, 2013 and June 30, 2012 (dollars in millions):

	Three Months Ended
	June 30,
Available-for-sale securities:	2013	2012
Realized gains on sales	$5	$4
Realized losses on sales	$(1)	$(1)
Impairment write-downs	$(30)	$-

The other-than-temporary impairment write-downs of $30 million during the three months ended June 30, 2013 was related to our mortgage sector fund investment.  There were no available-for-sale debt or equity securities deemed to be other-than-temporarily impaired for the three months ended June 30, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at June 30, 2013 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$8	0.19%	$42	1.50%	$23	1.66%	$5	3.16%	$78	1.52%
Municipal debt securities	2	2.39	-	-	1	5.57	12	5.69	15	5.17
Certificates of deposit	1,837	0.44	-	-	-	-	-	-	1,837	0.44
Commercial paper	355	0.19	-	-	-	-	-	-	355	0.19
Foreign government debt
securities	-	-	3	2.93	-	-	-	-	3	2.93
Corporate debt
securities	6	3.48	36	4.86	68	3.53	39	3.23	149	3.79
Mortgage-backed securities:
U.S. government agency	-	-	-	-	4	3.92	75	2.99	79	3.05
Non-agency residential	-	-	-	-	-	-	5	10.84	5	10.84
Non-agency commercial	-	-	3	3.71	2	1.18	43	3.35	48	3.30
Asset-backed securities	-	-	-	-	9	1.31	10	2.57	19	1.89
Debt instruments total	2,208	0.40	84	3.08	107	2.96	189	3.47	2,588	0.82

Equity instruments:
Fixed income mutual funds									1,874	3.80
Equity mutual fund									495	4.09
Equity instruments total	-		-		-		-		2,369	3.86
Total fair value	$2,208	0.40%	$84	3.08%	$107	2.96%	$189	3.47%	$4,957	2.28%
Total amortized cost	$2,206		$83		$109		$187		$4,676

Yields are based on the amortized cost balances of securities held at June 30, 2013.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both June 30, 2013 and March 31, 2013.

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

(Dollars in millions)	June 30, 2013	March 31, 2013
Retail receivables	$40,001	$40,508
Pledged retail receivables	8,725	7,669
Dealer financing	15,793	14,995
	64,519	63,172

Deferred origination (fees) and costs, net	637	634
Deferred income	(821)	(794)
Allowance for credit losses
Retail and pledged retail receivables	(312)	(338)
Dealer financing	(112)	(107)
Total allowance for credit losses	(424)	(445)
Finance receivables, net	$63,911	$62,567

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables as of June 30, 2013 and March 31, 2013:

	Retail Loan		Commercial
(Dollars in millions)	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013

Aging of finance receivables:
Current	$47,712	$47,236	$372	$362
30-59 days past due	492	454	6	6
60-89 days past due	111	87	1	1
90 days past due	32	31	-	-
Total	$48,347	$47,808	$379	$369

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	June 30, 2013	March 31, 20131	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013

Credit quality indicators:
Performing	$8,622	$7,740	$4,013	$3,968	$1,656	$1,616
Credit Watch	786	915	535	583	72	80
At Risk	39	33	28	28	27	28
Default	4	1	8	1	3	2
Total	$9,451	$8,689	$4,584	$4,580	$1,758	$1,726

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables as of June 30, 2013 and March 31, 2013:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
(Dollars in millions)	2013	2013	2013	2013	2013	2013

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$24	$16	$24	$16	$4	$3
Real estate	38	33	38	33	7	7
Working capital	25	24	25	24	24	23
Total	$87	$73	$87	$73	$35	$33

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$55	$66	$55	$66
Real estate	93	97	93	97
Working capital	5	5	5	5
Total	$153	$168	$153	$168

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$389	$415	$385	$410
Commercial	1	1	1	1
Total	$390	$416	$386	$411

Total impaired account balances:

Retail loan	$389	$415	$385	$410
Commercial	1	1	1	1
Wholesale	79	82	79	82
Real estate	131	130	131	130
Working capital	30	29	30	29
Total	$630	$657	$626	$652

As of June 30, 2013 and March 31, 2013, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $79 million and $69 million, respectively and there were no charge-offs against the allowance for credit losses.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average balance of finance receivables determined to be impaired as of the balance sheet date and the interest income recognized on impaired finance receivables for the three months ended June 30, 2013 and 2012:

	Average Impaired Finance Receivables		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$20	$23	$-	$-
Real estate	36	137	-	1
Working capital	24	31	1	-
Total	$80	191	1	$1

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$60	$60	$-	$-
Real estate	96	-	1	-
Working capital	5	1	-	-
Total	$161	$61	$1	$-

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$402	$489	$8	$10
Commercial	1	1	-	-
Total	$403	$490	$8	$10

Total impaired account balances:

Retail loan	$402	$489	$8	$10
Commercial	1	1	-	-
Wholesale	80	83	-	-
Real estate	132	137	1	1
Working capital	29	32	1	-
Total	$644	$742	$10	$11

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2013 and June 30, 2012 is not significant for each class of finance receivables.  Troubled debt restructurings for these accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer, while accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during the three months ended June 30, 2013 and June 30, 2012.

We recognize finance receivables under bankruptcy protection within the retail loan and commercial classes as troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2013 and June 30, 2012, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three months ended June 30, 2013 and June 30, 2012, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

(Dollars in millions)	June 30, 2013	March 31, 2013
Investments in operating leases	$26,789	$25,957
Pledged investments in operating leases	524	630
	27,313	26,587
Deferred origination (fees) and costs, net	(121)	(125)
Deferred income	(667)	(609)
Accumulated depreciation	(5,262)	(5,387)
Allowance for credit losses	(77)	(82)
Investments in operating leases, net	$21,186	$20,384

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012
Allowance for credit losses at beginning of period	$527	$619
Provision for credit losses	11	16
Charge-offs, net of recoveries	(37)	(29)
Allowance for credit losses at end of period	$501	$606

Charge-offs are shown net of recoveries of $24 million and $23 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for the three months ended June 30, 2013 and 2012:

For the Three Months Ended June 30, 2013

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, April 1, 2013	$333	$5	$107	$445
Charge-offs	(49)	(1)	-	(50)
Recoveries	19	-	-	19
Provisions	6	(1)	5	10
Ending balance, June 30, 2013	$309	$3	$112	$424

Ending balance: Individually evaluated for impairment	$-	$-	$35	$35
Ending balance: Collectively evaluated for impairment	$309	$3	$77	$389

Gross Finance Receivables:

Ending balance, June 30, 2013	$48,347	$379	$15,793	$64,519
Ending balance: Individually evaluated for impairment	$-	$-	$240	$240
Ending balance: Collectively evaluated for impairment	$48,347	$379	$15,553	$64,279

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $389 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of June 30, 2013, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	June 30, 2013	March 31, 2013
Aggregate balances 60 or more days past due
Finance receivables	$144	$119
Operating leases	37	36
Total	$181	$155

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of June 30, 2013 and March 31, 2013:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of June 30, 2013

Retail loan	$492	$111	$32	$635	$47,712	$48,347	$32
Commercial	6	1	-	7	372	379	-
Wholesale	-	-	-	-	9,451	9,451	-
Real estate	1	-	-	1	4,583	4,584	-
Working capital	-	-	-	-	1,758	1,758	-
Total	$499	$112	$32	$643	$63,876	$64,519	$32

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past due and Accruing

As of March 31, 2013

Retail loan	$454	$87	$31	$572	$47,236	$47,808	$31
Commercial	6	1	-	7	362	369	-
Wholesale	-	-	-	-	8,689	8,689	-
Real estate	-	-	-	-	4,580	4,580	-
Working capital	-	-	-	-	1,726	1,726	-
Total	$460	$88	$31	$579	$62,593	$63,172	$31

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

We use derivatives as part of our risk management strategy to hedge interest rate and foreign currency risks.  We enter into derivative transactions with the intent to reduce long term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.

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

Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our cash flows.  Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our resulting asset liability profile is consistent with the overall risk management strategy directed by the ALCO.  Gains and losses on these derivatives are recorded in interest expense.

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of June 30, 2013, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at June 30, 2013 was $58 million, excluding embedded derivatives and adjustments made for our own non-performance risk.  Since we fully collateralize without regard to credit ratings, we would not be required to post additional collateral to the counterparties with which we were in a net liability position at June 30, 2013, if our credit ratings were to decline.  In order to settle all derivative instruments that were in a net liability position at June 30, 2013, excluding embedded derivatives and adjustments made for our own non-performance risk, we would be required to pay $58 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Impact of Derivative Activities on Financial Statements

The following tables show the financial statement line item and amount of our derivative receivables and payables that are reported in the Consolidated Balance Sheet at June 30, 2013 and March 31, 2013.  Derivative receivables and payables are shown before and after netting and collateral adjustments, by accounting designation and by contract type.  As permitted by the accounting guidance, where a legally enforceable master netting agreement exists, we have elected to net derivative receivables and derivative payables and the related cash collateral.  Our embedded derivative contracts and interest rate forward contracts do not meet the accounting guidance permitting netting and are therefore presented gross.

	Hedge accounting		Non-hedge		Total
As of June 30, 2013	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$40	$24,961	$413	$25,426	$453
Interest rate forwards	-	-	12	-	12	-
Foreign currency swaps	1,182	461	4,839	284	6,021	745
Total	$1,647	$501	$29,812	$697	$31,459	$1,198

Counterparty netting and collateral						(1,151)
Carrying value of derivative contracts – Other assets						$47

Other liabilities
Interest rate swaps	$-	$-	$52,022	$702	$52,022	$702
Interest rate caps	-	-	50	-	50	-
Interest rate forwards	-	-	12	-	12	-
Foreign currency swaps	854	23	5,319	276	6,173	299
Embedded derivatives	-	-	40	7	40	7
Total	$854	$23	$57,443	$985	$58,297	$1,008

Counterparty netting and collateral						(943)
Carrying value of derivative contracts – Other liabilities						$65

All derivative contracts shown above are subject to master netting agreements, with the exception of embedded derivative contracts and interest rate forward contracts.  Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2013, we held collateral of $579 million which offset derivative assets, and we posted collateral of $371 million which offset derivative liabilities.  We also held collateral of $22 million which we did not use to offset derivative assets.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

	Hedge accounting		Non-hedge		Total
As of March 31, 2013	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other Assets
Interest rate swaps	$465	$44	$22,336	$536	$22,801	$580
Foreign currency swaps	1,246	491	7,498	648	8,744	1,139
Total	$1,711	$535	$29,834	$1,184	$31,545	$1,719

Counterparty netting and collateral held						(1,661)
Carrying value of derivative contracts – Other assets						$58

Other liabilities
Interest rate swaps	$-	$-	$51,342	$766	$51,342	$766
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	790	29	3,103	102	3,893	131
Embedded derivatives	-	-	64	12	64	12
Total	$790	$29	$54,559	$880	$55,349	$909

Counterparty netting and collateral held						(892)
Carrying value of derivative contracts – Other liabilities						$17

All derivative contracts shown above are subject to master netting agreements, with the exception of embedded derivative contracts.  Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2013, we held collateral of $953 million which offset derivative assets, and we posted collateral of $184 million which offset derivative liabilities.  We also held collateral of $3 million which we did not use to offset derivative assets and we posted collateral of $6 million which we did not use to offset derivative liabilities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three months ended June 30, 2013 and 2012 as reported in our Consolidated Statement of Income:

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012
Interest expense on debt	$318	$337
Interest expense on hedge accounting derivatives	(24)	(27)
Interest expense on non-hedge accounting foreign currency
swaps	(51)	(67)
Interest expense on non-hedge accounting interest rate swaps	66	103
Interest expense on debt and derivatives	309	346

Loss on hedge accounting derivatives:
Interest rate swaps	6	3
Foreign currency swaps	44	119
Loss on hedge accounting derivatives	50	122
Less hedged item: change in fair value of fixed rate debt	(51)	(125)
Ineffectiveness related to hedge accounting derivatives	(1)	(3)

Loss (gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) on foreign currency transactions	(450)	(44)
Loss (gain) on foreign currency swaps	566	(32)
Loss (gain) on interest rate swaps	112	(209)
Total interest expense	$536	$58

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012

Loss related to hedge accounting derivatives	$-	$1
Loss on non-hedge accounting foreign currency swaps	-	4
Loss on non-hedge accounting interest rate swaps	-	1
Total credit valuation adjustment allocated to interest expense	$-	$6

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	June 30, 2013	March 31, 2013
Other assets:

Notes receivable from affiliates	$1,250	$931
Used vehicles held for sale	185	265
Deferred charges	112	120
Income taxes receivable	12	13
Derivative assets	47	58
Other assets	373	353
Total other assets	$1,979	$1,740

Other liabilities:

Unearned insurance premiums and contract revenues	$1,565	$1,528
Derivative liabilities	65	17
Accounts payable and accrued expenses	773	685
Deferred income	275	255
Other liabilities	158	192
Total other liabilities	$2,836	$2,677

The change in used vehicles held for sale includes non-cash activities of $80 million and $6 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	June 30,	March 31,	June 30,	March 31,
(Dollars in millions)	2013	2013	2013	2013
Commercial paper	$23,876	$24,590	0.21%	0.24%
Unsecured notes and loans payable	46,634	46,707	2.11%	2.19%
Secured notes and loans payable	7,628	7,009	0.55%	0.60%
Carrying value adjustment	481	526
Total debt	$78,619	$78,832	1.38%	1.43%

The commercial paper balance includes unamortized premiums and discounts.  Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At June 30, 2013 and March 31, 2013, the carrying values of these foreign currency denominated notes payable were $12.3 billion and $13.2 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at June 30, 2013 included $16.9 billion of unsecured floating rate debt with contractual interest rates ranging from 0 to 6.0 percent and $30.2 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2013 included $16.8 billion of unsecured floating rate debt with contractual interest rates ranging from 0 to 6.0 percent and $30.4 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.9 percent at both June 30, 2013 and March 31, 2013.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

As of June 30, 2013, our commercial paper had a weighted average remaining maturity of 88 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of June 30, 2013 and March 31, 2013:

	June 30, 2013

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$477	$8,725	$8,605	$3	$7,437	$1
Investments in operating leases	27	524	353	6	191	-
Total	$504	$9,249	$8,958	$9	$7,628	$1

	March 31, 2013

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$458	$7,669	$7,556	$3	$6,738	$1
Investment in operating leases	33	630	434	9	271	-
Total	$491	$8,299	$7,990	$12	$7,009	$1

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Variable Interest Entities (Continued)

Restricted cash represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $740 million and $466 million of securities retained by TMCC at June 30, 2013 and March 31, 2013, respectively.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate, Toyota Motor Sales, USA, Inc. (“TMS”).  Dealers participating in this program have been determined to be VIEs due to TMS’s equity position in the dealerships.  At June 30, 2013 and March 31, 2013, amounts due from these dealers that are classified as Finance receivables, net in the Consolidated Balance Sheet and revenues from these dealers under the TDIG Program were insignificant.  We do not consolidate the dealerships in this program as we are not the primary beneficiary of these dealerships.  Additionally, any exposure to loss is limited to the amount of the credit facility.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In February 2013, TMCC, TCPR and other Toyota affiliates entered into a $3.8 billion 364 day syndicated bank credit facility, a $3.8 billion three year syndicated bank credit facility and a $3.8 billion five year syndicated bank credit facility, expiring in fiscal 2014, 2016, and 2018, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2013 and March 31, 2013.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2013, TMCC had committed bank credit facilities totaling $5.5 billion of which $2.8 billion, $1.2 billion and $1.5 billion mature in fiscal 2014, 2015 and 2016, respectively.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2013 and March 31, 2013. We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below:

	Maximum commitment amount as of
(Dollars in millions)	June 30, 2013	March 31, 2013
Commitments:
Commitments under credit facilities with vehicle and
industrial equipment dealers	$7,552	$7,396
Less: Funded commitments	6,352	6,290
Unfunded commitments	1,200	1,106

Minimum lease commitments	70	74
Total unfunded commitments	1,270	1,180
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total unfunded commitments and guarantees	$1,370	$1,280

Wholesale financing demand note facilities	11,753	11,475
Less: Funded facilities	8,951	8,284
Unfunded wholesale financing demand note facilities	$2,802	$3,191

Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments include $35 million and $37 million for facilities leases with affiliates at June 30, 2013 and March 31, 2013, respectively.  At June 30, 2013, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2014	$14
2015	18
2016	17
2017	12
2018	7
Thereafter	2
Total	$70

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2013 and March 31, 2013.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2013, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2013 and March 31, 2013, no amounts have been recorded under these indemnifications.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 37 percent for both the three months ended June 30, 2013 and June 30, 2012.  Our provision for income taxes for the first quarter of fiscal 2014 was $53 million compared to $279 million for the same period in fiscal 2013.  The decrease in the provision is consistent with the decrease in our income before tax for the first three months of fiscal 2014 compared to the same period in fiscal 2013.

Tax-related Contingencies

As of June 30, 2013, we remain under IRS examination for the fiscal years ended March 31, 2012 and March 31, 2013, as well as for the current fiscal year.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended June 30, 2013, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.2 billion at June 30, 2013 and  March 31, 2013, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal 2033.  The total deferred tax liability at June 30, 2013, net of these deferred tax assets, was $6.3 billion compared with $6.2 billion at March 31, 2013.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of June 30, 2013, there were no material changes to our related party agreements or relationships as described in our fiscal 2013 Form 10-K, except as described below.  The following tables summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012
Net financing revenues:
Manufacturers’ subvention support and other revenues	$232	$226
Credit support fees incurred	$(20)	$(8)
Foreign exchange loss on loans payable to affiliates	$-	$(39)
Interest expense on loans payable to affiliates	$-	$(3)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$33	$49

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$1

Expenses:
Shared services charges and other expenses	$14	$16
Employee benefits expense	$9	$7

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

(Dollars in millions)	June 30, 2013	March 31, 2013
Assets:
Investments in marketable securities
Investments in affiliates commercial paper	$24	$2

Finance receivables, net
Accounts receivable from affiliates	$71	$22
Direct finance receivables from affiliates	$6	$6
Notes receivable under home loan programs	$17	$18
Deferred retail subvention income from affiliates	$(725)	$(699)

Investments in operating leases, net
Leases to affiliates	$7	$7
Deferred lease subvention income from affiliates	$(647)	$(604)

Other assets
Notes receivable from affiliates	$1,250	$931
Other receivables from affiliates	$1	$1
Subvention support receivable from affiliates	$129	$88

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$241	$235
Accounts payable to affiliates	$153	$192
Notes payable to affiliate	$48	$48

Shareholder’s Equity:
Dividends paid	$-	$1,487
Stock-based compensation	$2	$2

Accounts receivable from affiliates

Accounts receivable from affiliates at June 30, 2013 included transactions with entities that were consolidated with another affiliate under the accounting guidance for variable interest entities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the three months ended June 30, 2013 and June 30, 2012 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2014:	operations	operations	eliminations	Total
Three Months Ended June 30, 2013

Total financing revenues	$1,788	$-	$7	$1,795
Insurance earned premiums and contract revenues	-	146	(7)	139
Investment and other income, net	12	(6)	-	6
Total gross revenues	1,800	140	-	1,940

Less:
Depreciation on operating leases	951	-	-	951
Interest expense	536	-	-	536
Provision for credit losses	11	-	-	11
Operating and administrative expenses	180	47	-	227
Insurance losses and loss adjustment expenses	-	71	-	71
Provision for income taxes	45	8	-	53
Net income	$77	$14	$-	$91

Total assets at June 30, 2013	$92,530	$3,540	$(715)	$95,355

Fiscal 2013:
Three Months Ended June 30, 2012

Total financing revenues	$1,791	$-	$6	$1,797
Insurance earned premiums and contract revenues	-	156	(6)	150
Investment and other income, net	10	25	-	35
Total gross revenues	1,801	181	-	1,982

Less:
Depreciation on operating leases	855	-	-	855
Interest expense	58	-	-	58
Provision for credit losses	16	-	-	16
Operating and administrative expenses	173	43	-	216
Insurance losses and loss adjustment expenses	-	81	-	81
Provision for income taxes	257	22	-	279
Net income	$442	$35	$-	$477

Total assets at June 30, 2012	$88,739	$3,343	$(388)	$91,694

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2013 (“fiscal 2013”), including the following:

•	Changes in general business and economic conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;

•	Increased competition from other financial institutions seeking to increase their share of financing for Toyota vehicles;

•	Fluctuations in interest rates and currency exchange rates;

•	Changes or disruptions in our funding environment or access to the global capital markets;

•	Failure or changes in commercial soundness of our counterparties and other financial institutions;

•	Changes in our credit ratings and those of TMC;

•	Changes in the laws and regulatory requirements, including as a result of recent financial services legislation, and related costs;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus and Scion vehicles models and related parts supply;

•	Operational risks, including security breaches or cyber attacks;

•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;

•	The failure of a customer or dealer to meet the terms of any contract with us, or otherwise fail to perform as agreed; and

•	Recalls announced by TMS and the perceived quality of Toyota, Lexus and Scion vehicles.

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

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, Toyota, Lexus and Scion sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, the financial health of the dealers we finance, and competitive pressure.  Changes in these factors can influence financing and lease contract volume, the number of financing and lease contracts that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on financing and leasing volume.  Changes in the volume of vehicles sales, vehicle dealers’ utilization of our insurance programs, or the level of coverage purchased by affiliates could materially impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2014 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2014 (“fiscal 2014”), economic growth in the United States (“U.S.”) continued at a moderate pace, as labor market conditions continued to show signs of improvement.  The housing sector improved as housing starts continued to trend higher and home prices rose compared to the same period in fiscal 2013.  Consumer spending improved as consumer confidence strengthened.  In addition, sales of motor vehicles improved compared to the same period in fiscal 2013.  While the U.S. economy has shown positive trends during the first quarter of fiscal 2014, the impact of U.S. fiscal policies and tax increases, fluctuations in gasoline prices, and uncertainty in certain global economies may weigh on the U.S. economy in the near future.

Conditions in the global capital markets were generally stable during most of the first quarter of fiscal 2014.  However, the U.S. capital markets and interest rate environment experienced increased volatility in the latter part of the first quarter of fiscal 2014 due to the prospect of changes to U.S. monetary policy.  Europe’s ongoing debt and financial crisis also continued to pose downside risks to the economic outlook.  Economic activity in Europe continued to contract and the growth of emerging European economies and the Asian region slowed.  Despite the challenging fixed income market conditions, we continue to maintain broad global access to both domestic and international markets.  Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense impacting our results of operations.

Industry-wide vehicle sales in the United States and sales incentives throughout the auto industry increased during the first quarter of fiscal 2014 as compared to the same period in the prior year.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 7 percent in the first quarter of fiscal 2014 compared to the same period in fiscal 2013.  The increase in TMS sales was attributable to new product launches and return of consumer demand for new vehicles.  Despite slight declines, used vehicle values remained strong during the first quarter of fiscal 2014 compared to the same period in the prior year.  However, it remains uncertain whether the used vehicle market will continue to be strong in the future, and declines in used vehicle values could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

Fiscal 2014 First Quarter Summary

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012
Net income:
Finance operations1	$77	$442
Insurance operations1	14	35
Total net income	$91	$477

1	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $91 million for the first quarter of fiscal 2014, compared to $477 million for the same period in fiscal 2013.  The decrease was primarily due to an increase of $478 million in our interest expense driven by valuation losses on derivatives, an increase of $96 million in depreciation on operating leases and a decline of $29 million in investment and other income, partially offset by a decline of $226 million in the provision for income taxes.

Our overall capital position remained consistent at June 30, 2013, as compared to March 31, 2013.  Our debt decreased to $78.6 billion at June 30, 2013 from $78.8 billion at March 31, 2013.  Our debt-to-equity ratio of 10.3 at June 30, 2013 remained relatively consistent with a ratio of 10.4 at March 31, 2013.

Finance Operations

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2013	2012	Change
Financing revenues:
Operating lease	$1,209	$1,157	4%
Retail1	478	532	(10)%
Dealer	101	102	(1)%
Total financing revenues	1,788	1,791	-%

Investment and other income	12	10	20%
Gross revenues from finance operations	1,800	1,801	-%

Less:
Depreciation on operating leases	951	855	11%
Interest expense	536	58	824%
Provision for credit losses	11	16	(31)%
Operating and administrative expenses	180	173	4%
Provision for income taxes	45	257	(82)%
Net income from finance operations	$77	$442	(83)%
1	Includes direct finance lease revenues.

Our finance operations reported net income of $77 million for the first quarter of fiscal 2014, compared to $442 million for the same period in fiscal 2013.  Finance operations results for the first quarter of fiscal 2014 decreased as compared to the same period in fiscal 2013 primarily due to an increase of $478 million in interest expense driven by valuation losses on derivatives and an increase of $96 million in depreciation on operating leases, partially offset by a decline in $212 million in the provision for income taxes.

Financing Revenues

Total financing revenues remained substantially unchanged during the first quarter of fiscal 2014 as compared to the same period in fiscal 2013 due to the following factors:

•
Operating lease revenues increased 4 percent in the first quarter of fiscal 2014, as compared to the same period in fiscal 2013, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.

•
Retail contract revenues decreased 10 percent in the first quarter of fiscal 2014, as compared to the same period in fiscal 2013, primarily due to a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.

•
Dealer financing revenues decreased 1 percent in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013, primarily due to a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail, and dealer financing, had a yield of 4.0 percent during the first quarter of fiscal 2014 compared to 4.8 percent for the same period in fiscal 2013 due primarily to decreases in our retail portfolio yields.  Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during the first quarter of fiscal 2014.

Depreciation on Operating Leases

Depreciation on operating leases increased 11 percent during the first quarter of fiscal 2014, as compared to the same period in fiscal 2013.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding coupled with a slight decline in used vehicle values during the first quarter of fiscal 2014 as compared to the same period in fiscal 2013.

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

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012
Interest expense on debt	$318	$337
Interest expense on derivatives	(9)	9
Interest expense on debt and derivatives	309	346

Ineffectiveness related to hedge accounting derivatives	(1)	(3)
(Gain) on foreign currency transactions	(450)	(44)
Loss (gain) on foreign currency swaps	566	(32)
Loss (gain) on non-hedge accounting interest rate swaps	112	(209)
Total interest expense	$536	$58

During the first quarter of fiscal 2014, total interest expense increased to $536 million from $58 million during the same period of fiscal 2013.  Although the notional amount of the debt increased during the first quarter of fiscal 2014 compared to the same period in fiscal 2013, interest rates on our outstanding debt declined, resulting in a decrease in interest expense on debt.  The primary driver of the increase in total interest expense was an increase in swap rates in the first quarter of fiscal 2014, resulting in valuation losses on non-hedge accounting interest rate swaps and foreign currency swaps net of the associated foreign currency transactions.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $318 million during the first quarter of fiscal 2014 from $337 million in the same period in fiscal 2013 primarily as a result of a lower weighted average interest rate on our debt portfolio, partially offset by higher debt balances.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first quarter of fiscal 2014, we recorded net interest income of $9 million, compared to net interest expense of $9 million during the same period of fiscal 2013.

Gain or loss on foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use foreign currency swaps to economically hedge these foreign currency transactions.  During the first quarter of fiscal 2014, we experienced an increase in swap rates, resulting in a valuation loss of $116 million on our foreign currency transactions net of the associated foreign currency swaps.  In comparison, we experienced a valuation gain of $76 million during the same period of fiscal 2013, as a result of a decrease in swap rates.

We recorded a valuation loss of $112 million on non-hedge accounting interest rate swaps during the first quarter of fiscal 2014 as a result of an increase in U.S dollar swap rates.  During the first quarter of fiscal 2013 U.S. dollar swap rates decreased resulting in a valuation gain of $209 million.  The net valuation gain on these swaps excludes net interest settlements and changes in accruals.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $11 million for the first quarter of fiscal 2014, compared to $16 million for the same period in fiscal 2013.  The decrease in the provision for credit losses for fiscal 2014 was due to the continuation of historically low losses primarily driven by lower default frequency.  The overall credit quality of our consumer portfolio in the first quarter of fiscal 2014 continued to benefit from our continued focus on purchasing practices and collection efforts.

Operating and Administrative Expenses

Operating expenses increased during the first quarter of fiscal 2014 compared to the same period in fiscal 2013 primarily due to increases in employee expenses, general operating expenses and insurance dealer back-end program expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2013	2012	Change
Agreements (units in thousands)
Issued	449	385	17%
In force	5,823	6,150	(5)%

Insurance earned premiums and contract revenues	$146	$156	(6)%
Investment and other income	(6)	25	(124)%
Gross revenues from insurance operations	140	181	(23)%

Less:
Insurance losses and loss adjustment expenses	71	81	(12)%
Operating and administrative expenses	47	43	9%
Provision for income taxes	8	22	(64)%
Net income from insurance operations	$14	$35	(60)%

Our insurance operations reported net income of $14 million for the first quarter of fiscal 2014, compared to $35 million for the same period in fiscal 2013.  The decrease in net income was attributable to a $31 million decrease in investment and other income, a $10 million decrease in insurance earned premiums and contract revenues, and a $4 million increase in operating and administrative expenses, partially offset by a $10 million decrease in insurance losses and loss adjustment expenses and a $14 million decrease in provision for income taxes.

Agreements issued increased by 17 percent during the first quarter of fiscal 2014 compared to the same period in fiscal 2013.  The increase was primarily due to the overall increase in TMS vehicle sales.  Despite an increase in agreements issued, agreements in force, which represent active insurance policies written and contracts issued, decreased by 5 percent during the first quarter of fiscal 2014 compared to the same period in fiscal 2013.  Agreements in force for the first quarter of fiscal 2013 was higher as the balance included affiliate agreements, issued in support of special TMS sales and customer loyalty programs, that subsequently expired in the second half of fiscal 2013.

Our insurance operations reported insurance earned premiums and contract revenues of $146 million for the first quarter of fiscal 2014, compared to $156 million for the same period in fiscal 2013.  Insurance earned premiums and contract revenues represent revenues from agreements in force and are affected by sales volume as well as the level, age, and mix of agreements in force.  Our insurance earned premiums and contract revenues decreased for the first quarter of fiscal 2014, compared to the same period in fiscal 2013 primarily due to the decrease in our agreements in force.

Our insurance operations incurred a loss in investment and other income of $6 million for the first quarter of fiscal 2014, compared to a gain in investment and other income of $25 million for the same period in fiscal 2013.  Investment and other income consists primarily of dividend and interest income, realized gains and losses on available-for-sale securities and other-than-temporary impairment on available-for-sale securities, if any.  The loss incurred in investment and other income for the first quarter of fiscal 2014 was due to an other-than-temporary impairment write-down of $30 million of a mortgage sector fund investment resulting from interest rate volatility, partially offset by dividend and interest income and realized gains on available-for-sale securities.  Continued volatility in interest rates could result in additional future write-downs if conditions indicate that other investments are other than temporarily impaired.

Our insurance operations reported insurance losses and loss adjustment expenses of $71 million for the first quarter of fiscal 2014, compared to $81 million for the same period in fiscal 2013.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The decrease in insurance losses and loss adjustment expenses was primarily due to lower claim frequency experienced in our prepaid maintenance contracts as a result of the expiration of the affiliate agreements issued in support of special TMS sales and customer loyalty programs.

Our insurance operations reported operating and administrative expenses of $47 million for the first quarter of fiscal 2014, compared to $43 million for the same period in fiscal 2013.  The increase was attributable to an increase in various product expenses, general operating expenses, and insurance dealer back-end program expenses.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.

Provision for Income Taxes

Our total provision for income taxes for the first quarter of fiscal 2014 was $53 million compared to $279 million for the same period in fiscal 2013.  Our effective tax rate was 37 percent for both the first quarter of fiscal 2014 and fiscal 2013.  The change in our provision for income taxes is consistent with the change in our income before tax in the first quarter of fiscal 2014 compared to the same period in fiscal 2013.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended
	June 30,		Percentage
(units in thousands):	2013	2012	Change
TMS new sales volume1	441	414	7%

Vehicle financing volume2
New retail contracts	176	180	(2)%
Used retail contracts	78	72	8%
Lease contracts	108	79	37%
Total	362	331	9%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	101	92	10%
Used retail contracts	24	21	14%
Lease contracts	97	64	52%
Total	222	177	25%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:

New retail contracts	57.4%	51.1%
Used retail contracts	30.8%	29.2%
Lease contracts	89.8%	81.0%
Overall subvened contracts	61.3%	53.5%

Market share:3
Retail contracts	39.9%	43.4%
Lease contracts	24.3%	19.1%
Total	64.2%	62.5%

1
Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 87% Toyota and 13% Lexus vehicles for the first quarter of both fiscal 2014 and fiscal 2013.

2
Total financing volume is comprised of approximately 82% Toyota, 15% Lexus, and 3% non-Toyota/Lexus vehicles for the first quarter of fiscal 2014 and approximately 81% Toyota, 16% Lexus, and 3% non-Toyota/Lexus vehicles for the first quarter of fiscal 2013.

3
Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased 7 percent for the first quarter of fiscal 2014 compared to the same period in fiscal 2013 driven by the return of inventory levels to pre-disasters levels.  In addition, TMS sales were positively affected by new product and model launches and higher consumer demand.

Our financing volume increased 9 percent and market share also increased in the first quarter of fiscal 2014 compared to the same period in fiscal 2013.  The increase in volume was driven primarily by the increased supply of new Toyota, Lexus and Scion vehicles and an increase in retail and lease subvention.  Lease volume increased more significantly than retail volume in the first quarter of fiscal 2014 due primarily to a higher focus by TMS on lease subvention compared to the same period in fiscal 2013.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	June 30, 2013	March 31, 2013	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$48,232	$47,679	1%
Dealer financing, net	15,679	14,888	5%
Total finance receivables, net	63,911	62,567	2%
Investments in operating leases, net	21,186	20,384	4%
Net earning assets	$85,097	$82,951	3%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	1,000	996	-%
Vehicle dealers outside of the
Toyota/Lexus dealer network	471	480	(2)%
Industrial equipment dealers	140	140	-%
Total number of dealers receiving
wholesale financing	1,611	1,616	-%

Dealer inventory financed (units in thousands)	325	300	8%

1  Includes direct finance leases.
2  Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new and used retail contract volume increased slightly during the first quarter of fiscal 2014 as compared to the same period in fiscal 2013.  The increase in vehicle financing volume during the first quarter of fiscal 2014 contributed to the increase in retail finance receivables, net at June 30, 2013.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during the first quarter of fiscal 2014 increased as compared to the same period in fiscal 2013.  Much of the increase during the first quarter of fiscal 2014 was attributable to an increase in TMS sales and a higher focus on lease subvention during the quarter, resulting in an increase in investments in operating leases, net at June 30, 2013 as compared to the balance at March 31, 2013.

Dealer Financing and Earning Assets

Dealer financing, net increased 5 percent from March 31, 2013, primarily due to increases in dealer inventory financed.  The higher level of dealer inventory was attributable to the return of consumer demand for new vehicles.  The total number of dealers receiving financing was relatively consistent with March 31, 2013.

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

Depreciation on Operating Leases

	Three Months Ended
	June 30,		Percentage
	2013	2012	Change
Depreciation on operating
leases (dollars in millions)	$951	$855	11%
Average operating lease units
outstanding (in thousands)	827	785	5%

Depreciation expense on operating leases increased 11 percent during the first quarter of fiscal 2014 as compared to the same period in fiscal 2013, due primarily to an increase in the average operating lease units outstanding over the same periods and a decline in used vehicle values during the first quarter of fiscal 2014.  Despite this decline, used vehicle values remained strong during the first quarter of fiscal 2014.  The level of lease maturities during the first quarter of fiscal 2014 increased as compared to the same period in fiscal 2013 and is expected to continue to remain at high levels for the next few years.  This increase could affect return rates, used vehicle values and depreciation expense.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first quarter of fiscal 2014 continued to benefit from our continued focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle values, contributed to decreased levels of delinquency during the first quarter of fiscal 2014 as compared to the same period in fiscal 2013.

	June 30,	March 31,	June 30,
	2013	2013	2012
Net charge-offs as a percentage of average gross earning assets 1
Finance receivables	0.19%	0.29%	0.17%
Operating leases	0.11%	0.18%	0.07%
Total	0.17%	0.27%	0.15%

Default frequency as a percentage of outstanding contracts	1.21%	1.23%	1.16%
Average loss severity per unit	$6,226	$5,737	$5,817

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 2
Finance receivables 3	0.22%	0.19%	0.24%
Operating leases 3	0.18%	0.18%	0.18%
Total	0.21%	0.19%	0.23%

1	Net charge-off ratios have been annualized using three month results for the periods ended June 30, 2013 and June 30, 2012.
2	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets increased from 0.15 percent at June 30, 2012 to 0.17 percent at June 30, 2013 due primarily to higher severity.

Default frequency as a percentage of average outstanding contracts increased to 1.21 percent during the first quarter of fiscal 2014 compared to 1.16 percent during the same period in fiscal 2013.  This increase primarily reflects lower default frequency experienced in the first quarter of fiscal 2013 driven by historically high used vehicle values.  In the first quarter of fiscal 2013, some customers, who otherwise might have defaulted, were able to sell their vehicles in order to pay off their finance contracts lowering frequency of loss, whereas declines in used vehicle values since the first quarter of 2013 have reduced this impact.  Default frequency was higher for the fiscal year ended March 31, 2013 compared to the first quarter of 2013 due to units lost or damaged in Hurricane Sandy.

Our loss severity for the first quarter of fiscal 2014 was affected by the decline in used vehicle values compared to the first quarter of fiscal 2013.  Severity for the first quarter of fiscal 2014 was also higher than for the fiscal year ended March 31, 2013 due to the receipt of vehicle insurance proceeds related to Hurricane Sandy during fiscal 2013, which resulted in lower severity per unit.

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

The following table provides information related to our allowance for credit losses for the three months ended June 30, 2013 and 2012:
	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012
Allowance for credit losses at beginning of period	$527	$619
Provision for credit losses	11	16
Charge-offs, net of recoveries1	(37)	(29)
Allowance for credit losses at end of period	$501	$606

1 Charge-offs are shown net of recoveries of $24 million and $23 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

During the first quarter of fiscal 2014, our allowance for credit losses decreased $26 million from $527 million at March 31, 2013.  The decline in our allowance for credit losses was due to the continuation of low loss experience in relation to our historical patterns.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	June 30, 2013	March 31, 2013
Commercial paper1	$23,876	$24,590
Unsecured notes and loans payable2	46,634	46,707
Secured notes and loans payable	7,628	7,009
Carrying value adjustment3	481	526
Total debt	$78,619	$78,832

1	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $4.7 billion to $9.6 billion with an average balance of $6.7 billion for the first quarter of fiscal 2014.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified countries for which these conditions exist; Portugal, Ireland, Italy, Greece, Spain, Cyprus and certain other countries.  We do not currently have exposure to these or other European sovereign counterparties.  As of June 30, 2013, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $17 billion in committed and uncommitted syndicated and bilateral credit facilities for our liquidity purposes as of June 30, 2013.  As of June 30, 2013, less than 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our fiscal 2013 Form 10-K for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $23.4 billion to $26.0 billion during the quarter ended June 30, 2013, with an average outstanding balance of $24.6 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit”.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable4
Balance at March 31, 20131	$26,716	$13,598	$803	$5,777	$46,894
Issuances during the three months
ended June 30, 2013	2,905 2	-	-	650 3	3,555
Maturities and terminations
during the three months
ended June 30, 2013	(2,085)	(461)	-	(650)	(3,196)
Balance at June 30, 20131	$27,536	$13,137	$803	$5,777	$47,253

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

2
MTNs and domestic bonds issued during the first three months of fiscal 2014 had terms to maturity ranging from approximately 1 year to 10 years, and had interest rates at the time of issuance ranging from 0.3 percent to 1.0 percent.

3	Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 3 years, and had interest rates at the time of issuance ranging from 0.1 percent to 0.6 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2012, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €34 billion was available for issuance at June 30, 2013.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of June 30, 2013 and March 31, 2013, we did not have any outstanding lease securitization transactions registered with the SEC.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In February 2013, TMCC, TCPR and other Toyota affiliates entered into a $3.8 billion 364 day syndicated bank credit facility, a $3.8 billion three year syndicated bank credit facility and a $3.8 billion five year syndicated bank credit facility, expiring in fiscal 2014, 2016, and 2018, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2013 and March 31, 2013.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2013, TMCC had committed bank credit facilities totaling $5.5 billion of which $2.8 billion, $1.2 billion and $1.5 billion mature in fiscal 2014, 2015 and 2016, respectively.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2013 and March 31, 2013. We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See “Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2013 Form 10-K.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge interest rate and foreign currency risks.  We enter into derivative transactions with the intent to reduce long term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.

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

Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our cash flows.  Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our resulting asset liability profile is consistent with the overall risk management strategy directed by the ALCO.  Gains and losses on these derivatives are recorded in interest expense.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our fiscal 2013 Form 10-K, and Note 7 – Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	June 30, 2013	March 31, 2013
Gross derivatives assets, net of credit valuation adjustment	$1,198	$1,719
Less: Counterparty netting and collateral	(1,151)	(1,661)
Derivative assets, net	$47	$58

Gross derivative liabilities, net of credit valuation adjustment	$1,001	$897
Less: Counterparty netting and collateral	(943)	(892)
Derivative liabilities, net	$58	$5
Embedded derivative liabilities	$7	$12

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2013, we held collateral of $579 million which offset derivative assets, and we posted collateral of $371 million which offset derivative liabilities.  We also held collateral of $22 million which we did not use to offset derivative assets.  As of March 31, 2013, we held collateral of $953 million which offset derivative assets, and we posted collateral of $184 million which offset derivative liabilities.  We held collateral of $3 million which we did not use to offset derivative assets, and we posted collateral of $6 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at June 30, 2013 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of June 30, 2013 we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement, which significantly reduces counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2013 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	June 30, 2013	March 31, 2013
Credit Rating
AA	$-	$1
A	47	56
BBB	-	2
Total net counterparty credit exposure	$47	$59

The amounts above are shown net of credit valuation adjustments of $1 million at June 30, 2013 and March 31, 2013, related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2013 Form 10-K, as well as above in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2013 Form 10-K.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended June 30, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below.  For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings.  TMC has provided us with the following information:

During the quarter ended June 30, 2013, Toyota Tourist International, Inc., (“Toyota Tourist”) a majority-owned subsidiary of Toyota, obtained three visas from the Iranian embassy in Japan in connection with certain travel arrangements.

These activities contributed an insignificant amount to gross revenues and net profit to TMC.  TMC believes that none of the above transactions would subject it or its affiliates to U.S. sanctions.  As of the date of this report, TMC has informed us that Toyota Tourist intends to cease conducting the activities described above in the future.

ITEM 6.   EXHIBITS

See Exhibit Index on page 73.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 12, 2013	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2013	By /S/ CHRIS BALLINGER

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

75