Form 10-Q
period 2013-09-30
TOYOTA MOTOR CREDIT CORP
filed 2013-11-12
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Yes __    No  ☒

As of October 31, 2013, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended September 30, 2013

INDEX
PART I ...................................................................................................................................................................................	3

Item 1. Financial Statements..............................................................................................................................................	3
Consolidated Statement of Income.....................................................................................................................................	3
Consolidated Statement of Comprehensive Income...........................................................................................................	3
Consolidated Balance Sheet................................................................................................................................................	4
Consolidated Statement of Shareholder’s Equity...............................................................................................................	5
Consolidated Statement of Cash Flows..............................................................................................................................	6
Notes to Consolidated Financial Statements......................................................................................................................	7
Item 2. Management’s Discussion and Analysis...............................................................................................................	46
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................................................	71
Item 4. Controls and Procedures.......................................................................................................................................	71

PART II .................................................................................................................................................................................	72

Item 1. Legal Proceedings.................................................................................................................................................	72
Item 1A. Risk Factors...........................................................................................................................................................	72
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................................................	72
Item 3. Defaults Upon Senior Securities...........................................................................................................................	72
Item 4. Mine Safety Disclosures.......................................................................................................................................	72
Item 5. Other Information.................................................................................................................................................	73
Item 6. Exhibits.................................................................................................................................................................	73
Signatures..............................................................................................................................................................................	74
Exhibit Index.........................................................................................................................................................................	75

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	20121	2013	20121
Financing revenues:
Operating lease	$1,255	$1,187	$2,464	$2,344
Retail	483	525	961	1,057
Dealer	107	110	215	218
Total financing revenues	1,845	1,822	3,640	3,619

Depreciation on operating leases	966	891	1,917	1,746
Interest expense	314	283	850	341
Net financing revenues	565	648	873	1,532

Insurance earned premiums and contract revenues	143	145	282	295
Investment and other income, net	14	38	20	73
Net financing revenues and other revenues	722	831	1,175	1,900

Expenses:
Provision for credit losses	28	3	39	19
Operating and administrative	233	229	460	445
Insurance losses and loss adjustment expenses	68	73	139	154
Total expenses	329	305	638	618

Income before income taxes	393	526	537	1,282
Provision for income taxes	149	200	202	479

Net income	$244	$326	$335	$803
1 Certain prior period amounts have been reclassified to conform to the current period presentation.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Net income	$244	$326	$335	$803
Other comprehensive income, net of tax:
Net unrealized gains (losses) on available-for-sale
marketable securities [net of tax (provision) benefit
of ($10), ($26), $21 and ($35), respectively]	16	42	(38)	53
Reclassification adjustment for net losses (gains) on
available-for-sale marketable securities included
in net income [net of tax (benefit) provision of
($5), $1, ($15) and $2, respectively]	9	(3)	25	(5)
Other comprehensive income (loss)	25	39	(13)	48
Comprehensive income	$269	$365	$322	$851
See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$4,448	$4,723
Restricted cash	501	491
Investments in marketable securities	4,364	5,397
Finance receivables, net	64,212	62,567
Investments in operating leases, net	22,424	20,384
Other assets	2,134	1,740
Total assets	$98,083	$95,302

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$81,529	$78,832
Deferred income taxes	6,461	6,236
Other liabilities	2,879	2,677
Total liabilities	90,869	87,745

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at September 30, 2013 and March 31, 2013	915	915
Additional paid-in-capital	2	2
Accumulated other comprehensive income	198	211
Retained earnings	6,099	6,429
Total shareholder's equity	7,214	7,557
Total liabilities and shareholder's equity	$98,083	$95,302

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

(Dollars in millions)	September 30, 2013	March 31, 2013
ASSETS
Finance receivables, net	$8,209	$7,556
Investments in operating leases, net	272	434
Other assets	11	12
Total assets	$8,492	$8,002

LIABILITIES
Debt	$7,118	$7,009
Other liabilities	2	1
Total liabilities	$7,120	$7,010

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income	earnings	Total

Balance at March 31, 2012	$915	$2	$160	$6,585	$7,662

Net income for the six months ended
September 30, 2012	-	-	-	803	803
Other comprehensive income, net
of tax	-	-	48	-	48
Dividend	-	-	-	(744)	(744)
Balance at September 30, 2012	$915	$2	$208	$6,644	$7,769

Balance at March 31, 2013	$915	$2	$211	$6,429	$7,557

Net income for the six months ended
September 30, 2013	-	-	-	335	335
Other comprehensive loss, net
of tax	-	-	(13)	-	(13)
Dividend	-	-	-	(665)	(665)
Balance at September 30, 2013	$915	$2	$198	$6,099	$7,214

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended September 30,
(Dollars in millions)	2013	2012
Cash flows from operating activities:
Net income	$335	$803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,933	1,760
Recognition of deferred income	(621)	(587)
Provision for credit losses	39	19
Amortization of deferred costs	280	272
Foreign currency and other adjustments to the carrying value of debt, net	(122)	(366)
Net realized loss (gain) from sales and other-than-temporary impairment on securities	40	(7)
Net change in:
Restricted cash	(10)	66
Derivative assets	(4)	21
Other assets (Note 8) and accrued income	12	39
Deferred income taxes	231	482
Derivative liabilities	(7)	(25)
Other liabilities	203	188
Net cash provided by operating activities	2,309	2,665
Cash flows from investing activities:
Purchase of investments in marketable securities	(1,539)	(3,021)
Proceeds from sales of investments in marketable securities	286	227
Proceeds from maturities of investments in marketable securities	2,227	2,379
Acquisition of finance receivables	(13,847)	(13,418)
Collection of finance receivables	12,019	11,402
Net change in wholesale and certain working capital receivables	179	(1,042)
Acquisition of investments in operating leases	(7,297)	(4,874)
Disposals of investments in operating leases	3,617	2,588
Advances to affiliates	(2,111)	(2,635)
Repayments from affiliates	1,755	2,801
Other, net	(15)	(9)
Net cash used in investing activities	(4,726)	(5,602)
Cash flows from financing activities:
Proceeds from issuance of debt	9,644	9,636
Payments on debt	(9,772)	(6,772)
Net change in commercial paper	2,930	2,923
Advances from affiliates	37	48
Repayments to affiliates	(32)	(2,048)
Dividend paid to TFSA	(665)	(744)
Net cash provided by financing activities	2,142	3,043
Net (decrease) increase in cash and cash equivalents	(275)	106
Cash and cash equivalents at the beginning of the period	4,723	5,060
Cash and cash equivalents at the end of the period	$4,448	$5,166
Supplemental disclosures:
Interest paid	$572	$639
Income taxes received, net	$(35)	$(2)

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and six months ended September 30, 2013 and 2012 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2013 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2014 (“fiscal 2014”).

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

Recently Adopted Accounting Guidance

In July 2013, we adopted new FASB accounting guidance which permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a benchmark interest rate for hedge accounting purposes.  The new guidance also removes the restriction on using different benchmark rates for similar hedges.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and March 31, 2013, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In instances where we meet the accounting guidance for set-off criteria, we elect to net derivative assets and derivative liabilities and the related cash collateral received and paid.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million as of September 30, 2013 and March 31, 2013.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of September 30, 2013 and March 31, 2013.

As of September 30, 2013
	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$2,152	$443	$-	$-	$2,595
Certificates of deposit	-	1,270	-	-	1,270
Commercial paper	-	3	-	-	3
Cash equivalents total	2,152	1,716	-	-	3,868
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	46	57	2	-	105
Municipal debt securities	-	14	-	-	14
Certificates of deposit	-	1,412	-	-	1,412
Commercial paper	-	202	-	-	202
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	135	2	-	137
Mortgage-backed securities:
U.S. government agency	-	74	-	-	74
Non-agency residential	-	-	5	-	5
Non-agency commercial	-	-	49	-	49
Asset-backed securities	-	-	19	-	19
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	43	-	-	43
U.S. government sector fund	-	321	-	-	321
Municipal sector fund	-	21	-	-	21
Investment grade corporate sector fund	-	305	-	-	305
High-yield sector fund	-	42	-	-	42
Real return sector fund	-	273	-	-	273
Mortgage sector fund	-	559	-	-	559
Asset-backed securities sector fund	-	48	-	-	48
Emerging market sector fund	-	64	-	-	64
International sector fund	-	169	-	-	169
Equity mutual fund	499	-	-	-	499
Available-for-sale securities total	545	3,742	77	-	4,364
Derivative assets:
Foreign currency swaps	-	887	64	-	951
Interest rate swaps	-	393	13	-	406
Counterparty netting and collateral	-	-	-	(1,295)	(1,295)
Derivative assets total	-	1,280	77	(1,295)	62
Assets at fair value	2,697	6,738	154	(1,295)	8,294
Derivative liabilities:
Foreign currency swaps	-	(150)	(14)	-	(164)
Interest rate swaps	-	(688)	-	-	(688)
Counterparty netting and collateral	-	-	-	851	851
Derivative liabilities total	-	(838)	(14)	851	(1)
Embedded derivative liabilities	-	-	(9)	-	(9)
Liabilities at fair value	-	(838)	(23)	851	(10)
Net assets at fair value	$2,697	$5,900	$131	$(444)	$8,284

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During the three and six months ended September 30, 2013, there was a $2 million transfer from the Corporate debt securities asset class to the U.S. government and agency obligations asset class within the Level 3 debt instruments due to a reclassification of an existing debt instrument. During the three months ended September 30, 2012, there were no transfers between levels.  During the six months ended September 30, 2012, $53 million of U.S. government and agency obligations were valued using quoted prices for identical securities traded in an active market and were transferred from Level 2 to Level 1.  Additionally, during the six months ended September 30, 2012, certain available-for-sale debt instruments were transferred from Level 2 to Level 3 due to reduced transparency of market price quotations for these and/or comparable instruments.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013

	Fair value measurements using significant unobservable inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)

	U.S.				Total				Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	and agency	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, July 1, 2013	$-	$4	$53	$19	$76	$11	$23	$(7)	$27	$103
Total gains (losses)
Included in earnings	-	-	-	-	-	2	28	(2)	28	28
Included in other comprehensive income	-	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	2	-	2	-	-	-	-	2
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	-	(1)	-	(1)	-	(1)	(2)
Transfers in to Level 3	2	-	-	-	2	-	-	-	-	2
Transfers out of Level 3	-	(2)	-	-	(2)	-	-	-	-	(2)
Fair value, September 30, 2013	$2	$2	$54	$19	$77	$13	$50	$(9)	$54	$131
The amount of total gains/(losses)
for the period included in
earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$2	$28	$(2)	$28	$28

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended September 30, 2012

	Fair value measurements using significant unobservable inputs (Level 3)
									Total net
									assets
	Available-for-sale securities				Derivative instruments, net				(liabilities)

				Total				Total
	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, July 1, 2012	$4	$32	$12	$48	$11	$59	$(27)	$43	$91
Total gains
Included in earnings	-	-	-	-	2	22	4	28	28
Included in other comprehensive income	-	1	-	1	-	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	2	1	3	-	-	-	-	3
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(2)	(1)	(3)	-	-	-	-	(3)
Settlements	-	(2)	(3)	(5)	(1)	(7)	-	(8)	(13)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2012	$4	$31	$9	$44	$12	$74	$(23)	$63	$107
The amount of total gains/(losses)
for the period included in
earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date					$2	$22	$(2)	$22	$22

Six Months Ended September 30, 2013

	Fair value measurements using significant unobservable inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)

	U.S.				Total				Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	and agency	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2013	$-	$4	$56	$13	$73	$12	$55	$(12)	$55	$128
Total gains
Included in earnings	-	-	-	-	-	2	7	3	12	12
Included in other comprehensive income	-	-	(3)	-	(3)	-	-	-	-	(3)
Purchases, issuances, sales, and settlements
Purchases	-	-	2	7	9	-	-	-	-	9
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(1)	(2)	(1)	(12)	-	(13)	(15)
Transfers in to Level 3	2	-	-	-	2	-	-	-	-	2
Transfers out of Level 3	-	(2)	-	-	(2)	-	-	-	-	(2)
Fair value, September 30, 2013	$2	$2	$54	$19	$77	$13	$50	$(9)	$54	$131
The amount of total gains/(losses)
for the period included in
earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$2	$9	$(3)	$8	$8

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Six Months Ended September 30, 2012

	Fair value measurements using significant unobservable inputs (Level 3)
									Total net
									assets
	Available-for-sale securities				Derivative instruments, net				(liabilities)

				Total				Total
	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2012	$1	$19	$1	$21	$13	$69	$(24)	$58	$79
Total gains
Included in earnings	-	-	-	-	1	17	1	19	19
Included in other comprehensive income	-	1	-	1	-	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	3	1	4	-	-	-	-	4
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(3)	(1)	(4)	-	-	-	-	(4)
Settlements	-	(2)	(3)	(5)	(2)	(12)	-	(14)	(19)
Transfers into Level 3	3	13	11	27	-	-	-	-	27
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2012	$4	$31	$9	$44	$12	$74	$(23)	$63	$107
The amount of total gains/
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date					$1	$16	$(4)	$13	$13

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are individually evaluated for impairment.  These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.  For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period.  Total nonrecurring fair value measurements of $187 million and $208 million were recorded as of September 30, 2013 and March 31, 2013, respectively.

The total change in fair value of financial instruments subject to nonrecurring fair value measurements for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of net gains on net finance receivables within the dealer products portfolio segment of $2 million for the second quarter of fiscal 2014 and $30 million for the same period in fiscal 2013.  The net gains offset losses incurred during the first three months of fiscal 2014 and fiscal 2013.  As a result, there were no net gains or losses on net finance receivables within the dealer products portfolio segment for the six months ended September 30, 2013 and September 30, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements at September 30, 2013 and March 31, 2013

At September 30, 2013, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $77 million, derivative assets of $77 million and derivative liabilities of $23 million.  At March 31, 2013, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $73 million, derivative assets of $75 million and derivative liabilities of $20 million.  The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three and six months ended September 30, 2013 and as of and for the year ended March 31, 2013.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of September 30, 2013

Financial assets
Finance receivables, net
Retail loan	$49,064	$-	$-	$49,595	$49,595
Commercial	152	-	-	141	141
Wholesale	8,466	-	-	8,507	8,507
Real estate	4,513	-	-	4,435	4,435
Working capital	1,690	-	-	1,684	1,684

Financial liabilities
Commercial paper	$27,517	$-	$27,517	$-	$27,517
Unsecured notes and loans payable	46,894	-	47,157	806	47,963
Secured notes and loans payable	7,118	-	-	7,120	7,120

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

The carrying value of each class of finance receivables is presented including accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses; the amount excludes related party transactions of $84 million and $40 million at September 30, 2013 and March 31, 2013 and direct finance leases of $243 million and $235 million at September 30, 2013 and March 31, 2013, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	September 30, 2013
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$104	$2	$(1)	$105
Municipal debt securities	14	-	-	14
Certificates of deposit	1,411	1	-	1,412
Commercial paper	202	-	-	202
Foreign government debt securities	3	-	-	3
Corporate debt securities	136	4	(3)	137
Mortgage-backed securities:
U.S. government agency	73	2	(1)	74
Non-agency residential	4	1	-	5
Non-agency commercial	50	1	(2)	49
Asset-backed securities	19	-	-	19
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	40	3	-	43
U.S. government sector fund	320	1	-	321
Municipal sector fund	20	1	-	21
Investment grade corporate sector fund	262	43	-	305
High-yield sector fund	36	7	(1)	42
Real return sector fund	273	-	-	273
Mortgage sector fund	558	1	-	559
Asset-backed securities sector fund	39	9	-	48
Emerging market sector fund	63	1	-	64
International sector fund	166	3	-	169
Equity mutual fund	250	249	-	499
Total investments in marketable securities	$4,043	$329	$(8)	$4,364

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

The fixed income mutual funds include investments in funds that are privately placed.  The total fair value of private placement fixed income mutual funds was $1.8 billion and $2.0 billion at September 30, 2013 and March 31, 2013, respectively.  For each fund, we may redeem shares solely in cash up to the lesser of $250 thousand or 1 percent of the individual fund’s net assets during any 90 day period.  Although the fund manager will normally redeem all shares for cash, in unusual circumstances, it reserves the right to pay any redemption exceeding this amount in whole or in part by a distribution in kind of securities held by the respective fund in lieu of cash.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in Accumulated other comprehensive income, net of applicable taxes in our Consolidated Statement of Shareholder's Equity:

	Less than 12 months as of
	September 30, 2013		March 31, 2013
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency
obligations	$28	$(1)	$-	$-
Corporate debt securities	51	(3)	-	-
Mortgage backed securities:
U.S. government agency	29	(1)	-	-
Non-agency commercial	27	(2)	-	-
Equity instruments:
Fixed income mutual funds:
High-yield sector fund	16	(1)	-	-
Mortgage sector fund	-	-	532	(12)
Total investments in marketable
securities	$151	$(8)	$532	$(12)

At September 30, 2013, the unrealized losses of investments that had been in a loss position for 12 consecutive months or more were not significant.  At March 31, 2013, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were $3 million and $116 million, respectively.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type for the three and six months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Available-for-sale securities:
Realized gains on sales	$11	$5	$16	$9
Realized (losses) on sales	$(2)	$(1)	$(3)	$(2)
Impairment write-downs	$(23)	$-	$(53)	$-

Substantially all of the other-than-temporary impairment write-downs of $23 million and $53 million during the three and six months ended September 30, 2013, respectively, were related to fixed income mutual funds.  There were no available-for-sale debt or equity securities deemed to be other-than-temporarily impaired for the three and six months ended September 30, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The fair value and contractual maturities of investments in marketable securities at September 30, 2013 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years		Due after
	less		through 5 years		through 10 years		10 years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$7	0.20%	$71	1.55%	$26	1.56%	$1	2.80%	$105	1.43%
Municipal debt securities	2	2.39	-	-	1	5.57	11	5.69	14	5.18
Certificates of deposit	1,412	0.43	-	-	-	-	-	-	1,412	0.43
Commercial paper	202	0.27	-	-	-	-	-	-	202	0.27
Foreign government debt
securities	3	2.93	-	-	-	-	-	-	3	2.93
Corporate debt
securities	8	4.05	40	4.72	62	3.52	27	3.66	137	3.95
Mortgage-backed securities:
U.S. government agency	-	-	-	-	4	3.94	70	3.01	74	3.07
Non-agency residential	-	-	-	-	-	-	5	11.23	5	11.23
Non-agency commercial	-	-	4	1.70	1	4.24	44	3.41	49	3.31
Asset-backed securities	-	-	5	0.74	4	1.83	10	2.68	19	1.97
Debt instruments total	1,634	0.43	120	2.61	98	3.01	168	3.61	2,020	0.95

Equity instruments:
Fixed income mutual funds									1,845	3.53
Equity mutual fund									499	4.10
Equity instruments total	-		-		-		-		2,344	3.65
Total fair value	$1,634	0.43%	$120	2.61%	$98	3.01%	$168	3.61%	$4,364	2.40%
Total amortized cost	$1,633		$117		$100		$166		$4,043

Yields are based on the amortized cost balances of securities held at September 30, 2013.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both September 30, 2013 and March 31, 2013.

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

(Dollars in millions)	September 30, 2013	March 31, 2013
Retail receivables	$41,665	$40,508
Pledged retail receivables	8,321	7,669
Dealer financing	14,857	14,995
	64,843	63,172

Deferred origination (fees) and costs, net	647	634
Deferred income	(882)	(794)
Allowance for credit losses
Retail and pledged retail receivables	(294)	(338)
Dealer financing	(102)	(107)
Total allowance for credit losses	(396)	(445)
Finance receivables, net	$64,212	$62,567

Finance receivables, net and retail receivables presented in the previous table includes direct finance leases, net of $243 million and $235 million at September 30, 2013 and March 31, 2013, respectively.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables as of September 30, 2013 and March 31, 2013:

	Retail Loan		Commercial
(Dollars in millions)	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013

Aging of finance receivables:
Current	$48,916	$47,236	$388	$362
30-59 days past due	526	454	6	6
60-89 days past due	113	87	1	1
90 days past due	36	31	-	-
Total	$49,591	$47,808	$395	$369

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	September 30, 2013	March 31, 20131	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013

Credit quality indicators:
Performing	$7,863	$7,740	$4,071	$3,968	$1,598	$1,616
Credit Watch	659	915	485	583	90	80
At Risk	34	33	23	28	27	28
Default	1	1	-	1	6	2
Total	$8,557	$8,689	$4,579	$4,580	$1,721	$1,726
1 Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables as of September 30, 2013 and March 31, 2013:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
(Dollars in millions)	2013	2013	2013	2013	2013	2013

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$13	$16	$13	$16	$1	$3
Real estate	34	33	34	33	9	7
Working capital	24	24	24	24	23	23
Total	$71	$73	$71	$73	$33	$33

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$52	$66	$52	$66
Real estate	92	97	92	97
Working capital	5	5	5	5
Total	$149	$168	$149	$168

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$366	$415	$362	$410
Commercial	1	1	1	1
Total	$367	$416	$363	$411

Total impaired account balances:

Retail loan	$366	$415	$362	$410
Commercial	1	1	1	1
Wholesale	65	82	65	82
Real estate	126	130	126	130
Working capital	29	29	29	29
Total	$587	$657	$583	$652

As of September 30, 2013 and March 31, 2013, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $66 million and $69 million, respectively and there were no charge-offs against the allowance for credit losses.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average balance of finance receivables determined to be impaired as of the balance sheet date and the interest income recognized on impaired finance receivables for the three and six months ended September 30, 2013 and 2012:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$18	$30	$17	$22	$-	$-	$-	$-
Real estate	36	86	35	103	1	-	1	1
Working capital	24	30	24	23	-	1	1	1
Total	$78	$146	$76	$148	$1	$1	$2	$2

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$53	$61	$58	$61	$-	$1	$-	$1
Real estate	93	50	94	33	1	2	2	2
Working capital	5	1	5	1	-	-	-	-
Total	$151	$112	$157	$95	$1	$3	$2	$3

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$378	$473	$390	$483	$7	$9	$15	$19
Commercial	1	1	1	1	-	-	-	-
Total	$379	$474	$391	$484	$7	$9	$15	$19

Total impaired account balances:

Retail loan	$378	$473	$390	$483	$7	$9	$15	$19
Commercial	1	1	1	1	-	-	-	-
Wholesale	71	91	75	83	-	1	-	1
Real estate	129	136	129	136	2	2	3	3
Working capital	29	31	29	24	-	1	1	1
Total	$608	$732	$624	$727	$9	$13	$19	$24

Interest income recognized using a cash-basis method of accounting during the three and six months ended September 30, 2013 was not significant.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2013 and September 30, 2012 is not significant for each class of finance receivables.  Troubled debt restructurings for these accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer, while accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during the three and six months ended September 30, 2013 and 2012.

We recognize finance receivables under bankruptcy protection within the retail loan and commercial classes as troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2013 and 2012, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and six months ended September 30, 2013 and 2012, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

(Dollars in millions)	September 30, 2013	March 31, 2013
Investments in operating leases	$28,082	$25,957
Pledged investments in operating leases	411	630
	28,493	26,587
Deferred origination (fees) and costs, net	(131)	(125)
Deferred income	(750)	(609)
Accumulated depreciation	(5,117)	(5,387)
Allowance for credit losses	(71)	(82)
Investments in operating leases, net	$22,424	$20,384

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Allowance for credit losses at beginning of period	$501	$606	$527	$619
Provision for credit losses	28	3	39	19
Charge-offs, net of recoveries	(62)	(60)	(99)	(89)
Allowance for credit losses at end of period	$467	$549	$467	$549

Charge-offs are shown net of recoveries of $21 million and $45 million for the three and six months ended September 30, 2013, respectively, and recoveries of $18 million and $41 million for the three and six months ended September 30, 2012, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for the three and six months ended September 30, 2013 and 2012:

For the Three and Six Months Ended September 30, 2013

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, July 1, 2013	$309	$3	$112	$424
Charge-offs	(67)	-	-	(67)
Recoveries	16	-	-	16
Provisions	32	1	(10)	23
Ending balance, September 30, 2013	$290	$4	$102	$396

Beginning balance, April 1, 2013	$333	$5	$107	$445
Charge-offs	(116)	(1)	-	$(117)
Recoveries	35	-	-	35
Provisions	38	-	(5)	33
Ending balance, September 30, 2013	$290	$4	$102	$396

Ending balance: Individually evaluated for impairment	$-	$-	$33	$33
Ending balance: Collectively evaluated for impairment	$290	$4	$69	$363

Gross Finance Receivables:

Ending balance, September 30, 2013	$49,591	$395	$14,857	$64,843
Ending balance: Individually evaluated for impairment	$-	$-	$220	$220
Ending balance: Collectively evaluated for impairment	$49,591	$395	$14,637	$64,623

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $366 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of September 30, 2013, as they are deemed to be not significant for individual evaluation.  We have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

For the Three and Six Months Ended September 30, 2012

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, July 1, 2012	$356	$6	$153	$515
Charge-offs	(65)	-	-	(65)
Recoveries	15	-	-	15
Provisions	27	(1)	(31)	(5)
Ending balance, September 30, 2012	$333	$5	$122	$460

Beginning balance, April 1, 2012	$395	$10	$119	$524
Charge-offs	(109)	(1)	-	(110)
Recoveries	33	-	-	33
Provisions	14	(4)	3	13
Ending balance, September 30, 2012	$333	$5	$122	$460

Ending balance: Individually evaluated for
impairment	$-	$-	$45	$45
Ending balance: Collectively evaluated for
impairment	$333	$5	$77	$415

Gross Finance Receivables:

Ending balance, September 30, 2012	$47,355	$361	$13,956	$61,672
Ending balance: Individually evaluated for
impairment	$-	$-	$258	$258
Ending balance: Collectively evaluated for
impairment	$47,355	$361	$13,698	$61,414

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $471 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of September 30, 2012, as they are deemed to be not significant for individual evaluation.  We have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	September 30, 2013	March 31, 2013
Aggregate balances 60 or more days past due
Finance receivables	$150	$119
Operating leases	39	36
Total	$189	$155

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of September 30, 2013 and March 31, 2013:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of September 30, 2013

Retail loan	$526	$113	$36	$675	$48,916	$49,591	$36
Commercial	6	1	-	7	388	395	-
Wholesale	-	-	-	-	8,557	8,557	-
Real estate	5	-	-	5	4,574	4,579	-
Working capital	-	-	-	-	1,721	1,721	-
Total	$537	$114	$36	$687	$64,156	$64,843	$36

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past due and Accruing

As of March 31, 2013

Retail loan	$454	$87	$31	$572	$47,236	$47,808	$31
Commercial	6	1	-	7	362	369	-
Wholesale	-	-	-	-	8,689	8,689	-
Real estate	-	-	-	-	4,580	4,580	-
Working capital	-	-	-	-	1,726	1,726	-
Total	$460	$88	$31	$579	$62,593	$63,172	$31

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

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of September 30, 2013, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at September 30, 2013 was $1 million, excluding embedded derivatives and adjustments made for our own non-performance risk.  Since we fully collateralize without regard to credit ratings, we would not be required to post additional collateral to the counterparties with which we were in a net liability position at September 30, 2013, if our credit ratings were to decline.  In order to settle all derivative instruments that were in a net liability position at September 30, 2013, excluding embedded derivatives and adjustments made for our own non-performance risk, we would be required to pay $1 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Impact of Derivative Activities on Financial Statements

The following tables show the financial statement line item and amount of our derivative receivables and payables that are reported in the Consolidated Balance Sheet at September 30, 2013 and March 31, 2013.  Derivative receivables and payables are shown before and after netting and collateral adjustments, by accounting designation and by contract type.  As permitted by the accounting guidance, where a legally enforceable master netting agreement exists, we have elected to net derivative receivables and derivative payables and the related cash collateral.  Our embedded derivative contracts do not meet the accounting guidance permitting netting and are therefore presented gross.

	Hedge accounting		Non-hedge		Total
As of September 30, 2013	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$35	$20,036	$371	$20,501	$406
Foreign currency swaps	1,182	491	7,431	460	8,613	951
Total	$1,647	$526	$27,467	$831	$29,114	$1,357

Counterparty netting and collateral						(1,295)
Carrying value of derivative contracts – Other assets						$62

Other liabilities
Interest rate swaps	$-	$-	$57,888	$688	$57,888	$688
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	157	11	3,870	153	4,027	164
Embedded derivatives	-	-	40	9	40	9
Total	$157	$11	$61,848	$850	$62,005	$861

Counterparty netting and collateral						(851)
Carrying value of derivative contracts – Other liabilities						$10

All derivative contracts shown above are subject to master netting agreements, with the exception of embedded derivative contracts.  Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2013, we held collateral of $781 million which offset derivative assets, and we posted collateral of $337 million which offset derivative liabilities.  We also held collateral of $1 million which we did not use to offset derivative assets, and we posted collateral of $5 million which we did not use to offset derivative liabilities.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and six months ended September 30, 2013 and 2012 as reported in our Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Interest expense on debt	$320	$347	$638	$684
Interest expense on hedge accounting derivatives	(25)	(27)	(49)	(54)
Interest expense on non-hedge accounting foreign currency
swaps	(54)	(67)	(105)	(134)
Interest expense on non-hedge accounting interest rate swaps	61	95	127	198
Interest expense on debt and derivatives	302	348	611	694

Loss (gain) on hedge accounting derivatives:
Interest rate swaps	4	2	10	5
Foreign currency swaps	(60)	(8)	(16)	111
(Gain) loss on hedge accounting derivatives	(56)	(6)	(6)	116
Less hedged item: change in fair value of fixed rate debt	55	3	4	(122)
Ineffectiveness related to hedge accounting derivatives	(1)	(3)	(2)	(6)

Loss (gain) from foreign currency transactions and non-hedge accounting derivatives:
Loss (gain) on foreign currency transactions	352	196	(98)	152
(Gain) loss on foreign currency swaps	(335)	(206)	231	(238)
(Gain) loss on interest rate swaps	(4)	(52)	108	(261)
Total interest expense	$314	$283	$850	$341

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012

(Gain) loss related to hedge accounting derivatives	$-	$(2)	$-	$(1)
(Gain) loss on non-hedge accounting foreign currency swaps	-	(4)	-	-
(Gain) loss on non-hedge accounting interest rate swaps	-	(1)	-	-
Total credit valuation adjustment allocated to interest expense	$-	$(7)	$-	$(1)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	September 30, 2013	March 31, 2013
Other assets:

Notes receivable from affiliates	$1,288	$931
Used vehicles held for sale	233	265
Deferred charges	109	120
Income taxes receivable	7	13
Derivative assets	62	58
Other assets	435	353
Total other assets	$2,134	$1,740

Other liabilities:

Unearned insurance premiums and contract revenues	$1,611	$1,528
Derivative liabilities	10	17
Accounts payable and accrued expenses	790	685
Deferred income	302	255
Other liabilities	166	192
Total other liabilities	$2,879	$2,677

The change in used vehicles held for sale includes non-cash activities of $32 million and $37 million for the six months ended September 30, 2013 and 2012, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	September 30,	March 31,	September 30,	March 31,
(Dollars in millions)	2013	2013	2013	2013
Commercial paper	$27,517	$24,590	0.19%	0.24%
Unsecured notes and loans payable	46,313	46,707	2.05%	2.19%
Secured notes and loans payable	7,118	7,009	0.57%	0.60%
Carrying value adjustment	581	526
Total debt	$81,529	$78,832	1.29%	1.43%

The commercial paper balance includes unamortized premiums and discounts.  As of September 30, 2013, our commercial paper had a weighted average remaining maturity of 87 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at September 30, 2013 included $17.4 billion of unsecured floating rate debt with contractual interest rates ranging from 0 to 6.0 percent and $29.5 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2013 included $16.8 billion of unsecured floating rate debt with contractual interest rates ranging from 0 to 6.0 percent and $30.4 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At September 30, 2013 and March 31, 2013, the carrying values of these foreign currency denominated notes payable were $13.1 billion and $13.2 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.6 percent at September 30, 2013 and 0.4 and 1.9 percent at March 31, 2013.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of September 30, 2013 and March 31, 2013:

	September 30, 2013

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$474	$8,321	$8,209	$3	$6,996	$2
Investments in operating leases	27	411	272	8	122	-
Total	$501	$8,732	$8,481	$11	$7,118	$2

	March 31, 2013

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$458	$7,669	$7,556	$3	$6,738	$1
Investment in operating leases	33	630	434	9	271	-
Total	$491	$8,299	$7,990	$12	$7,009	$1

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Variable Interest Entities (Continued)

Restricted cash represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $929 million and $466 million of securities retained by TMCC at September 30, 2013 and March 31, 2013, respectively.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate, Toyota Motor Sales, USA, Inc. (“TMS”).  Dealers participating in this program have been determined to be VIEs due to TMS’s equity position in the dealerships.  At September 30, 2013 and March 31, 2013, amounts due from these dealers that are classified as finance receivables, net in the Consolidated Balance Sheet and revenues from these dealers under the TDIG Program were insignificant.  We do not consolidate the dealerships in this program as we are not the primary beneficiary of these dealerships.  Additionally, any exposure to loss is limited to the amount of the credit facility.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2013 and March 31, 2013.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2013, TMCC had committed bank credit facilities totaling $5.4 billion of which $2.5 billion, $1.3 billion and $1.6 billion mature in fiscal 2014, 2015 and 2016, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2013 and March 31, 2013. We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum unfunded amounts under these commitments and guarantees are summarized in the table below:

(Dollars in millions)	September 30, 2013	March 31, 2013
Commitments:
Unfunded commitments under credit facilities with
vehicle and industrial equipment dealers	$1,321	$1,106
Minimum lease commitments	67	74
Total unfunded commitments	1,388	1,180
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total unfunded commitments and guarantees	$1,488	$1,280

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments include $34 million and $37 million for facilities leases with affiliates at September 30, 2013 and March 31, 2013, respectively.  At September 30, 2013, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2014	$10
2015	18
2016	17
2017	12
2018	7
Thereafter	3
Total	$67

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2013 and March 31, 2013.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2013, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2013 and March 31, 2013, no amounts have been recorded under these indemnifications.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 38 percent for both the three and six months ended September 30, 2013 and 38 and 37 percent for the three and six months ended September 30, 2012, respectively.  Our provision for income taxes for the three and six months ended September 30, 2013 was $149 million and $202 million, respectively, compared to $200 million and $479 million for the same periods in fiscal 2013.  The decrease in the provision is consistent with the decrease in our income before tax for the three and six months ended September 30, 2013 compared to the same periods in fiscal 2013.

Tax-related Contingencies

As of September 30, 2013, we remain under IRS examination for the fiscal years ended March 31, 2012 and March 31, 2013, as well as for the current fiscal year.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended September 30, 2013, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.2 billion at September 30, 2013 and  March 31, 2013, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal and state tax loss carryforwards that expire in varying amounts through fiscal 2034.  The deferred tax asset related to the capital loss carryforward was reduced by a valuation allowance of $1 million during the quarter ended September 30, 2013.  Realization with respect to the federal and state tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes that apart from the valuation allowance it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.  A valuation allowance was previously established for a portion of the state tax loss carryforward that management had determined would not be realizable.  The total deferred tax liability at September 30, 2013, net of these deferred tax assets, was $6.5 billion compared with $6.2 billion at March 31, 2013.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of September 30, 2013, there were no material changes to our related party agreements or relationships as described in our fiscal 2013 Form 10-K, except as described below.  The following tables summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Net financing revenues:
Manufacturers’ subvention support and other revenues	$250	$236	$482	$462
Credit support fees incurred	$(20)	$(27)	$(40)	$(35)
Foreign exchange loss on loans payable to affiliates	$-	$-	$-	$(39)
Interest expense on loans payable to affiliates	$(1)	$(1)	$(1)	$(4)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$33	$43	$66	$92

Investments and other income, net:
Interest earned on notes receivable from affiliates	$2	$2	$3	$3

Expenses:
Shared services charges and other expenses	$16	$16	$30	$32
Employee benefits expense	$9	$8	$18	$15

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

(Dollars in millions)	September 30, 2013	March 31, 2013
Assets:
Investments in marketable securities
Investments in affiliates commercial paper	$5	$2

Finance receivables, net
Accounts receivable from affiliates	$67	$22
Direct finance lease receivables from affiliates	$6	$6
Notes receivable under home loan programs	$17	$18
Deferred retail subvention income from affiliates	$(782)	$(699)

Investments in operating leases, net
Leases to affiliates	$7	$7
Deferred lease subvention income from affiliates	$(728)	$(604)

Other assets
Notes receivable from affiliates	$1,288	$931
Other receivables from affiliates	$2	$1
Subvention support receivable from affiliates	$158	$88

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$241	$235
Accounts payable to affiliates	$148	$192
Notes payable to affiliate	$53	$48

Shareholder’s Equity:
Dividends paid	$665	$1,487
Stock-based compensation	$2	$2

Accounts receivable from affiliates

Accounts receivable from affiliates at September 30, 2013 included transactions with entities that were consolidated with another affiliate under the accounting guidance for variable interest entities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the three and six months ended September 30, 2013 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2014:	operations	operations	eliminations	Total
Three Months Ended September 30, 2013

Total financing revenues	$1,838	$-	$7	$1,845
Insurance earned premiums and contract revenues	-	150	(7)	143
Investment and other income, net	22	(8)	-	14
Total gross revenues	1,860	142	-	2,002

Less:
Depreciation on operating leases	966	-	-	966
Interest expense	314	-	-	314
Provision for credit losses	28	-	-	28
Operating and administrative expenses	183	50	-	233
Insurance losses and loss adjustment expenses	-	68	-	68
Provision for income taxes	140	9	-	149
Net income	$229	$15	$-	$244

Six Months Ended September 30, 2013

Total financing revenues	$3,626	$-	$14	$3,640
Insurance earned premiums and contract revenues	-	296	(14)	282
Investment and other income, net	34	(14)	-	20
Total gross revenues	3,660	282	-	3,942

Less:
Depreciation on operating leases	1,917	-	-	1,917
Interest expense	850	-	-	850
Provision for credit losses	39	-	-	39
Operating and administrative expenses	363	97	-	460
Insurance losses and loss adjustment expenses	-	139	-	139
Provision for income taxes	185	17	-	202
Net income	$306	$29	$-	$335

Total assets at September 30, 2013	$95,139	$3,613	$(669)	$98,083

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information (Continued)

Financial information for our reportable operating segments for the three and six months ended September 30, 2012 is summarized as follows (dollars in millions):

	Finance1	Insurance	Intercompany
Fiscal 2013:	operations	operations	eliminations	Total
Three Months Ended September 30, 2012

Total financing revenues	$1,816	$-	$6	$1,822
Insurance earned premiums and contract revenues	-	151	(6)	145
Investment and other income, net	11	27	-	38
Total gross revenues	1,827	178	-	2,005

Less:
Depreciation on operating leases	891	-	-	891
Interest expense	283	-	-	283
Provision for credit losses	3	-	-	3
Operating and administrative expenses	187	42	-	229
Insurance losses and loss adjustment expenses	-	73	-	73
Provision for income taxes	177	23	-	200
Net income	$286	$40	$-	$326

Six Months Ended September 30, 2012

Total financing revenues	$3,607	$-	$12	$3,619
Insurance earned premiums and contract revenues	-	307	(12)	295
Investment and other income, net	21	52	-	73
Total gross revenues	3,628	359	-	3,987

Less:
Depreciation on operating leases	1,746	-	-	1,746
Interest expense	341	-	-	341
Provision for credit losses	19	-	-	19
Operating and administrative expenses	360	85	-	445
Insurance losses and loss adjustment expenses	-	154	-	154
Provision for income taxes	434	45	-	479
Net income	$728	$75	$-	$803

Total assets at September 30, 2012	$90,230	$3,453	$(555)	$93,128
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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2013 (“fiscal 2013”), including the following:

•	Changes in general business and economic conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;

•	Increased competition from other financial institutions seeking to increase their share of financing for Toyota vehicles;

•	Fluctuations in interest rates and currency exchange rates;

•	Changes or disruptions in our funding environment or access to the global capital markets;

•	Failure or changes in commercial soundness of our counterparties and other financial institutions;

•	Changes in our credit ratings and those of TMC;

•	Changes in the laws and regulatory requirements, including as a result of recent financial services legislation, federal and state regulatory examinations and investigations, and related costs;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus and Scion vehicles models and related parts supply;

•	Operational risks, including security breaches or cyber attacks;

•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;

•	The failure of a customer or dealer to meet the terms of any contract with us, or otherwise fail to perform as agreed; and

•	Recalls announced by TMS and the perceived quality of Toyota, Lexus and Scion vehicles.

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

Fiscal 2014 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2014 (“fiscal 2014”), economic growth in the United States (“U.S.”) continued at a moderate pace, as labor market conditions continued to show signs of improvement.  The housing sector improved as housing starts continued to trend higher and home prices rose compared to the same period in fiscal 2013.  Consumer spending improved as consumer confidence strengthened.  In addition, sales of motor vehicles improved compared to the same period in fiscal 2013.  While the U.S. economy has shown positive trends during the first half of fiscal 2014, the impact of U.S. fiscal policies, fluctuations in gasoline prices, and uncertainty in certain global economies may weigh on the U.S. economy in the near future.

Conditions in the global capital markets were generally stable during most of the first half of fiscal 2014.  However, the U.S. capital markets and interest rate environment experienced periods of increased volatility due to the prospect of changes to U.S. monetary policy and a partial U.S. government shutdown.  U.S. fiscal concerns and the approach of the debt ceiling pose downside risks to the economic outlook.  Despite these conditions, we continued to maintain broad global access to both domestic and international markets.  Future changes in interest and foreign exchange rates could continue to result in volatility in our interest expense thereby affecting our results of operations.

Industry-wide vehicle sales in the United States and sales incentives throughout the auto industry increased during the first half of fiscal 2014 as compared to the same period in the prior year.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 9 percent in the first half of fiscal 2014 compared to the same period in fiscal 2013.  The increase in TMS sales was attributable to new product launches and return of consumer demand for new vehicles.  In addition, we are currently experiencing a greater increase in lease volume as compared to retail volume.

Used vehicle values remained strong during the first half of fiscal 2014 compared to the same period in the prior year, despite slight declines.  However, it remains uncertain whether the used vehicle market will continue to be strong in the future.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

Fiscal 2014 Summary

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Net income:
Finance operations1	$229	$286	$306	$728
Insurance operations1	15	40	29	75
Total net income	$244	$326	$335	$803

1	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $335 million and $244 million for the first half and second quarter of fiscal 2014, respectively, compared to $803 million and $326 million for the same periods in fiscal 2013.  The decrease for the first half of fiscal 2014 was primarily due to an increase of $509 million in our interest expense driven by valuation losses on derivatives, an increase of $171 million in depreciation on operating leases and a decline of $53 million in investment and other income, partially offset by a decline of $277 million in the provision for income taxes.  The decrease for the second quarter of fiscal 2014 was primarily due to an increase of $75 million in depreciation on operating leases, an increase of $31 million in our interest expense driven by valuation losses on derivatives and an increase of $25 million in our provision for credit losses, partially offset by a decline of $51 million in the provision for income taxes.

Our overall capital position, taking into account the payment of a $665 million dividend in September 2013 to Toyota Financial Services Americas Corporation (“TFSA”), decreased by $0.3 billion from March 31, 2013, bringing total shareholder’s equity to $7.2 billion at September 30, 2013.  Our debt increased to $81.5 billion at September 30, 2013 from $78.8 billion at March 31, 2013.  Our debt-to-equity ratio increased to 11.3 at September 30, 2013 compared with a ratio of 10.4 at March 31, 2013.

Finance Operations

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2013	20121	Change	2013	20121	Change
Financing revenues:
Operating lease	$1,255	$1,187	6%	$2,464	$2,344	5%
Retail2	483	525	(8)%	961	1,057	(9)%
Dealer	100	104	(4)%	201	206	(2)%
Total financing revenues	1,838	1,816	1%	3,626	3,607	1%

Investment and other income, net	22	11	100%	34	21	62%
Gross revenues from finance operations	1,860	1,827	2%	3,660	3,628	1%

Less:
Depreciation on operating leases	966	891	8%	1,917	1,746	10%
Interest expense	314	283	11%	850	341	149%
Provision for credit losses	28	3	833%	39	19	105%
Operating and administrative expenses	183	187	(2)%	363	360	1%
Provision for income taxes	140	177	(21)%	185	434	(57)%
Net income from finance
operations	$229	$286	(20)%	$306	$728	(58)%

1 Certain prior period amounts have been reclassified to conform to the current period presentation.
2 Includes direct finance lease revenues.

Our finance operations reported net income of $306 million and $229 million for the first half and second quarter of fiscal 2014, respectively, compared to $728 million and $286 million for the same periods in fiscal 2013.  Finance operations results for the first half of fiscal 2014 decreased as compared to the same period in fiscal 2013 primarily due to an increase of $509 million in interest expense driven by valuation losses on derivatives and an increase of $171 million in depreciation on operating leases, partially offset by a decline of $249 million in the provision for income taxes.  Finance operations results for the second quarter of fiscal 2014 decreased as compared to the same period in fiscal 2013 primarily due to an increase of $75 million in depreciation on operating leases, an increase of $31 million in interest expense driven by valuation losses on derivatives and an increase of $25 million in the provision for credit losses, partially offset by a decline of $37 million in the provision for income taxes and an increase of $22 million in total financing revenue.

Financing Revenues

Total financing revenues increased 1 percent during the first half and second quarter of fiscal 2014 as compared to the same periods in fiscal 2013 due to the following factors:

•
Operating lease revenues increased 5 percent and 6 percent in the first half and second quarter of fiscal 2014, respectively, as compared to the same periods in fiscal 2013, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.

•
Retail contract revenues decreased 9 percent and 8 percent in the first half and second quarter of fiscal 2014, respectively, as compared to the same periods in fiscal 2013, primarily due to a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.

•
Dealer financing revenues decreased 2 percent and 4 percent in the first half and second quarter of fiscal 2014, respectively, as compared to the same periods in fiscal 2013, primarily due to a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail, and dealer financing, had a yield of 4.0 percent and 4.1 percent during the first half and second quarter of fiscal 2014, respectively, compared to 4.7 and 4.6 percent for the same periods in fiscal 2013 due primarily to decreases in our retail portfolio yields.  Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during the first half and second quarter of fiscal 2014.

Depreciation on Operating Leases

Depreciation on operating leases increased 10 percent and 8 percent during the first half and second quarter of fiscal 2014, respectively, as compared to the same periods in fiscal 2013.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding coupled with a decline in used vehicle values during the first half of fiscal 2014 as compared to the same period in fiscal 2013.

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

Three Months Ended			Six Months Ended
September 30,			September 30,
(Dollars in millions)	2013	2012	2013	2012
Interest expense on debt	$320	$347	$638	$684
Interest expense on derivatives	(18)	1	(27)	10
Interest expense on debt and derivatives	302	348	611	694

Ineffectiveness related to hedge accounting derivatives	(1)	(3)	(2)	(6)
Loss (gain) on non-hedge accounting foreign currency transactions	352	196	(98)	152
(Gain) loss on non-hedge accounting foreign currency swaps	(335)	(206)	231	(238)
Loss (gain) on non-hedge accounting interest rate swaps	(4)	(52)	108	(261)
Total interest expense	$314	$283	$850	$341

During the first half of fiscal 2014, total interest expense increased to $850 million from $341 million during the same period of fiscal 2013. Although the notional amount of debt increased during the first six months of fiscal 2014 compared to the same period in fiscal 2013, interest rates on our outstanding debt declined, resulting in a decrease in interest expense on debt. The primary driver of the increase in total interest expense was an increase in swap rates during the first six months of fiscal 2014, resulting in valuation losses on non-hedge accounting interest rate swaps and foreign currency swaps, net of associated foreign currency transactions. During the second quarter of fiscal 2014, interest expense increased to $314 million from $283 million during the same period of fiscal 2013 primarily as a result of lower gains on our non-hedge accounting interest rate swaps.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $638 million and $320 million during the first half and second quarter of fiscal 2014 from $684 million and $347 million in the same periods in fiscal 2013 primarily as a result of a lower weighted average interest rate on our debt portfolio, partially offset by higher debt balances.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first half and second quarter of fiscal 2014, we recorded net interest income of $27 million and $18 million, respectively, compared to net interest expense of $10 million and $1 million, respectively, during the same periods of fiscal 2013.

During the first half and second quarter of fiscal 2014, we experienced losses of $133 million and $17 million on our foreign currency transactions net of the associated foreign currency swaps. The losses during the first half of fiscal 2014 resulted from an increase in swap rates. During the first half and second quarter of fiscal 2013, we experienced gains of $86 million and $10 million on our foreign currency transactions net of the associated foreign currency swaps due to a decrease in swap rates.

We recorded a valuation loss of $108 million and a valuation gain of $4 million on non-hedge accounting interest rate swaps during the first half and second quarter of fiscal 2014, respectively. The valuation losses during the first half of fiscal 2014 were as a result of an increase in U.S. dollar swap rates. The U.S. dollar swap rates were relatively flat during the second quarter of fiscal 2014.  We recorded valuation gains of $261 million and $52 million on non-hedge accounting interest rate swaps during the first half and second quarter of fiscal 2013, respectively. The gains during the first half of fiscal 2013 were as a result of a decrease in U.S. dollar swap rates.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $39 million and $28 million for the first half and second quarter of fiscal 2014, compared to $19 million and $3 million for the same periods in fiscal 2013.  The increase in the provision for credit losses for fiscal 2014 was due to increased loss severity, driven by declines in used vehicle values, partially offset by lower default frequency. The overall credit quality of our consumer portfolio in the first half of fiscal 2014 continued to benefit from our continued focus on purchasing practices and collection efforts.

Operating and Administrative Expenses

Operating expenses increased during the first half and second quarter of fiscal 2014 compared to the same periods in fiscal 2013 primarily due to increases in employee expenses and general operating expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Agreements (units in thousands)
Issued	485	397	22%	934	782	19%
In force	5,904	5,938	(1)%	5,904	5,938	(1)%

Insurance earned premiums and contract revenues	$150	$151	(1)%	$296	$307	(4)%
Investment and other income, net	(8)	27	(130)%	(14)	52	(127)%
Gross revenues from insurance
operations	142	178	(20)%	282	359	(21)%

Less:
Insurance losses and loss
adjustment expenses	68	73	(7)%	139	154	(10)%
Operating and administrative
expenses	50	42	19%	97	85	14%
Provision for income taxes	9	23	(61)%	17	45	(62)%
Net income from insurance operations	$15	$40	(63)%	$29	$75	(61)%

Our insurance operations reported net income of $29 million and $15 million for the first half and second quarter of fiscal 2014, compared to $75 million and $40 million for the same periods in fiscal 2013.  The decrease in net income for the first half of fiscal 2014 was attributable to a $66 million decrease in investment and other income, a $12 million increase in operating and administrative expenses and a $11 million decrease in insurance earned premiums and contract revenues, partially offset by a decrease of $28 million in provision for income taxes and a decrease of $15 million in insurance losses and loss adjustment expenses. The decrease in net income for the second quarter of fiscal 2014 was attributable to a $35 million decrease in investment and other income and an $8 million increase in operating and administrative expenses, partially offset by a $14 million decrease in provision for income taxes and a $5 million decrease in insurance losses and loss adjustment expenses.

Agreements issued increased by 19 percent and 22 percent during the first half and second quarter of fiscal 2014 compared to the same period in fiscal 2013.  The increase was primarily due to the overall increase in TMS vehicle sales.  Despite an increase in agreements issued, the number of agreements in force, which represent active insurance policies written and contracts issued, remained relatively flat during the first half and second quarter of fiscal 2014 compared to the same periods in fiscal 2013. The number of agreements in force at September 30, 2013 was slightly lower compared to the prior year, as the prior year balance included affiliate agreements, issued in support of special TMS sales and customer loyalty programs, that subsequently expired in the second half of fiscal 2013.

Our insurance operations reported insurance earned premiums and contract revenues of $296 million and $150 million for the first half and second quarter of fiscal 2014, compared to $307 million and $151 million for the same periods in fiscal 2013.  Insurance earned premiums and contract revenues represent revenues from agreements in force and are affected by sales volume as well as the level, age, and mix of agreements in force.  Our insurance earned premiums and contract revenues decreased for the first half and second quarter of fiscal 2014, compared to the same periods in fiscal 2013, primarily due to the decrease in the number of agreements in force.

Our insurance operations incurred losses in investment and other income of $14 million and $8 million for the first half and second quarter of fiscal 2014, compared to gains in investment and other income of $52 million and $27 million for the same periods in fiscal 2013.  Investment and other income consists primarily of dividend and interest income, realized gains and losses and other-than-temporary impairments on available-for-sale securities, if any.  The losses incurred in investment and other income for the first half and second quarter of fiscal 2014 were due to other-than-temporary impairment write-downs of $53 million and $23 million, respectively, for various fund investments and fixed income securities resulting from interest rate volatility, and a decrease in dividend and interest income and realized gains on available-for-sale securities.  Continued volatility in interest rates could result in additional future write-downs if conditions indicate that additional investments are other-than-temporarily impaired.

Our insurance operations reported insurance losses and loss adjustment expenses of $139 million and $68 million for the first half and second quarter of fiscal 2014, compared to $154 million and $73 million for the same periods in fiscal 2013.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The decrease in insurance losses and loss adjustment expenses for the first half and second quarter of fiscal 2014 compared to the same periods in fiscal 2013 was primarily due to lower claim frequency experienced in our prepaid maintenance contracts as a result of the expiration of the affiliate agreements issued in support of special TMS sales and customer loyalty programs. The decrease related to our prepaid maintenance contracts was partially offset by an increase in the frequency of claims experienced with our guaranteed auto protection agreements.

Our insurance operations reported operating and administrative expenses of $97 million and $50 million for the first half and second quarter of fiscal 2014, compared to $85 million and $42 million for the same periods in fiscal 2013.  The increase was attributable to an increase in various product expenses, general operating expenses, and insurance dealer back-end program expenses.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.

Provision for Income Taxes

Our total provision for income taxes for the first half and second quarter of fiscal 2014 was $202 million and $149 million, respectively, compared to $479 million and $200 million for the same periods in fiscal 2013.  Our effective tax rate was 38 percent for both the first half and second quarter of fiscal 2014 and 37 percent and 38 percent for the first half and second quarter of fiscal 2013, respectively.  The change in our provision for income taxes is consistent with the change in our income before tax in the first half and second quarter of fiscal 2014 compared to the same periods in fiscal 2013.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2013	2012	Change	2013	2012	Change
TMS new sales volume1	476	429	11%	917	843	9%

Vehicle financing volume2
New retail contracts	203	196	4%	379	376	1%
Used retail contracts	82	71	15%	160	143	12%
Lease contracts	125	80	56%	233	159	47%
Total	410	347	18%	772	678	14%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	127	119	7%	228	211	8%
Used retail contracts	22	19	16%	46	40	15%
Lease contracts	117	67	75%	214	131	63%
Total	266	205	30%	488	382	28%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	62.6%	60.7%		60.2%	56.1%
Used retail contracts	26.8%	26.8%		28.8%	28.0%
Lease contracts	93.6%	83.8%		91.8%	82.4%
Overall subvened contracts	64.9%	59.1%		63.2%	56.3%

Market share:3
Retail contracts	42.5%	45.6%		41.2%	44.5%
Lease contracts	26.2%	18.6%		25.3%	18.8%
Total	68.7%	64.2%		66.5%	63.3%

1
Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 86% Toyota and 14% Lexus vehicles for the first half and second quarter of fiscal 2014 and fiscal 2013.

2
Total financing volume is comprised of approximately 82% Toyota, 15% Lexus, and 3% non-Toyota/Lexus vehicles for the first half and second quarter of fiscal 2014 and the first half of fiscal 2013.  Total financing volume is comprised of approximately 83% Toyota, 14% Lexus, and 3% non-Toyota/Lexus vehicles for the second quarter of fiscal 2013.

3
Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased 9 percent and 11 percent for the first half and second quarter of fiscal 2014, respectively, compared to the same periods in fiscal 2013 driven by new product and model launches and higher consumer demand.

Our financing volume increased 14 percent and market share also increased in the first half of fiscal 2014 compared to the same period in fiscal 2013.  The increase in volume was driven primarily by the increase in consumer demand and an increase in retail and lease subvention.  Lease volume increased more significantly than retail volume in the first half and second quarter of fiscal 2014 due primarily to a higher focus by TMS on lease subvention compared to the same period in fiscal 2013.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	September 30, 2013	March 31, 2013	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$49,459	$47,679	4%
Dealer financing, net	14,753	14,888	(1)%
Total finance receivables, net	64,212	62,567	3%
Investments in operating leases, net	22,424	20,384	10%
Net earning assets	$86,636	$82,951	4%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	998	996	-%
Vehicle dealers outside of the
Toyota/Lexus dealer network	474	480	(1)%
Industrial equipment dealers	140	140	-%
Total number of dealers receiving
wholesale financing	1,612	1,616	-%

Dealer inventory financed (units in thousands)	295	300	(2)%

1  Includes direct finance leases.
2  Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 1 percent and 4 percent during the first half and second quarter of fiscal 2014, respectively, compared to the same periods in fiscal 2013.  In addition, our used retail contract volume increased 12 percent and 15 percent during the first half and second quarter of fiscal 2014, respectively, compared to the same periods in fiscal 2013.  The increase in both new and used vehicle financing volume during the first half of fiscal 2014 contributed to the increase in retail finance receivables, net at September 30, 2013.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during the first half and second quarter of fiscal 2014 increased 47 percent and 56 percent, respectively, as compared to the same periods in fiscal 2013.  Much of the increase during the first half and second quarter of fiscal 2014 was attributable to an increase in TMS sales and a higher focus on lease subvention during the period, resulting in an increase in investments in operating leases, net at September 30, 2013 as compared to the balance at March 31, 2013.

Dealer Financing and Earning Assets

Dealer financing, net decreased slightly from March 31, 2013, primarily due to decreases in dealer inventory financed.  The lower level of dealer inventory was attributable to higher consumer demand for new vehicles.  The total number of dealers receiving wholesale financing was relatively consistent with March 31, 2013.

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

Depreciation on Operating Leases

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2013	20121	Change	2013	20121	Change
Depreciation on operating
leases (dollars in millions)	$966	$891	8%	$1,917	$1,746	10%
Average operating lease units
outstanding (in thousands)	852	800	7%	839	792	6%

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

Depreciation expense on operating leases increased 10 percent and 8 percent during the first half and second quarter of fiscal 2014 as compared to the same periods in fiscal 2013, due primarily to an increase in the average operating lease units outstanding over the same periods and a decline in used vehicle values during the first half of fiscal 2014.  Despite this decline, used vehicle values remained strong during the first half of fiscal 2014.  The level of lease maturities during the first half of fiscal 2014 increased as compared to the same period in fiscal 2013.  Lease maturities are expected to continue to remain higher than our historical pattern for the next few years as a result of the recent increase in leasing volume.  This increase could affect return rates, used vehicle values and depreciation expense.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first half of fiscal 2014 continued to benefit from our continued focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically are of better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle values, contributed to levels of default frequency remaining relatively consistent during the first half of fiscal 2014 as compared to the same period in fiscal 2013.

	September 30,	March 31,	September 30,
	2013	2013	20121
Net charge-offs as a percentage of average gross earning assets 2
Finance receivables	0.26%	0.29%	0.25%
Operating leases	0.15%	0.18%	0.14%
Total	0.23%	0.27%	0.23%

Default frequency as a percentage of outstanding contracts	1.14%	1.23%	1.15%
Average loss severity per unit	$6,056	$5,737	$5,844

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 3
Finance receivables 4	0.23%	0.19%	0.26%
Operating leases 4	0.17%	0.18%	0.19%
Total	0.22%	0.19%	0.24%

1	Certain prior period amounts have been reclassified to conform to the current period presentation.
2	Net charge-off ratios have been annualized using six month results for the periods ended September 30, 2013 and 2012.
3	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
4	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets remained consistent at 0.23 percent at September 30, 2013 and September 30, 2012.

Default frequency as a percentage of average outstanding contracts remained relatively consistent at 1.14 percent during the first half of fiscal 2014 compared to 1.15 percent during the same period in fiscal 2013.  Default frequency was higher for the fiscal year ended March 31, 2013 compared to both the first half of fiscal 2014 and fiscal 2013 due to units lost or damaged in Hurricane Sandy in the latter half of fiscal 2013.

Our loss severity for the first half of fiscal 2014 was affected by the decline in used vehicle values compared to the first half of fiscal 2013.  Severity for the first half of fiscal 2014 was also higher than for the fiscal year ended March 31, 2013 due to the receipt of vehicle insurance proceeds related to Hurricane Sandy during fiscal 2013, which resulted in lower severity per unit.

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

The following table provides information related to our allowance for credit losses for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Allowance for credit losses at beginning of period	$501	$606	$527	$619
Provision for credit losses	28	3	39	19
Charge-offs, net of recoveries1	(62)	(60)	(99)	(89)
Allowance for credit losses at end of period	$467	$549	$467	$549

1 Charge-offs are shown net of recoveries of $21 million and $45 million for the three and six months ended September 30, 2013, respectively, and recoveries of $18 million and $41 million for the three and six months ended September 30, 2012, respectively.

During the first half of fiscal 2014, our allowance for credit losses decreased $60 million from $527 million at March 31, 2013. During the first half of fiscal 2014, our provision for credit losses increased due to increased loss severity, driven by declines in used vehicle values, partially offset by lower default frequency. Despite recent higher loss severity, the decline in our allowance for credit losses was due to the continuation of lower losses in relation to our historical patterns.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	September 30, 2013	March 31, 2013
Commercial paper1	$27,517	$24,590
Unsecured notes and loans payable2	46,313	46,707
Secured notes and loans payable	7,118	7,009
Carrying value adjustment3	581	526
Total debt	$81,529	$78,832

1	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $4.6 billion to $7.0 billion with an average balance of $5.8 billion for the second quarter of fiscal 2014.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified countries for which these conditions exist; Portugal, Ireland, Italy, Greece, Spain, Cyprus and certain other countries.  We do not currently have exposure to these or other European sovereign counterparties.  As of September 30, 2013, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $17 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of September 30, 2013.  As of September 30, 2013, less than 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our fiscal 2013 Form 10-K for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $23.6 billion to $28.0 billion during the quarter ended September 30, 2013, with an average outstanding balance of $25.3 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit”.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20131	$26,716	$13,598	$803	$5,777	$46,894
Issuances during the six months
ended September 30, 2013	4,805 2	1,788 3	-	650 4	7,243
Maturities and terminations
during the six months
ended September 30, 2013	(4,710)	(1,896)	-	(900)	(7,506)
Balance at September 30, 20131	$26,811	$13,490	$803	$5,527	$46,631

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

2
MTNs and domestic bonds issued during the first half of fiscal 2014 had terms to maturity ranging from approximately 1 year to 10 years, and had interest rates at the time of issuance ranging from 0.2 percent to 1.0 percent.

3
EMTNs issued during the first half of fiscal 2014 had terms to maturity ranging from approximately 1 year to 7 years, and had interest rates at the time of issuance ranging from 0.5 percent to 1.8 percent.

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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2013, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €33 billion was available for issuance at September 30, 2013.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of September 30, 2013 and March 31, 2013, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2013 and March 31, 2013.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2013, TMCC had committed bank credit facilities totaling $5.4 billion of which $2.5 billion, $1.3 billion and $1.6 billion mature in fiscal 2014, 2015 and 2016, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2013 and March 31, 2013. We are in compliance with the covenants and conditions of the credit agreements described above.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	September 30, 2013	March 31, 2013
Gross derivatives assets, net of credit valuation adjustment	$1,357	$1,719
Less: Counterparty netting and collateral	(1,295)	(1,661)
Derivative assets, net	$62	$58

Gross derivative liabilities, net of credit valuation adjustment	$852	$897
Less: Counterparty netting and collateral	(851)	(892)
Derivative liabilities, net	$1	$5
Embedded derivative liabilities	$9	$12

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2013, we held collateral of $781 million which offset derivative assets, and we posted collateral of $337 million which offset derivative liabilities.  We also held collateral of $1 million which we did not use to offset derivative assets and we posted collateral of $5 million which we did not use to offset derivative liabilities.  As of March 31, 2013, we held collateral of $953 million which offset derivative assets, and we posted collateral of $184 million which offset derivative liabilities.  We held collateral of $3 million which we did not use to offset derivative assets, and we posted collateral of $6 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at September 30, 2013 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of September 30, 2013, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement, which significantly reduces counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2013 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	September 30, 2013	March 31, 2013
Credit Rating
AA	$-	$1
A	62	56
BBB	1	2
Total net counterparty credit exposure	$63	$59

The amounts above are shown net of credit valuation adjustments of $1 million at September 30, 2013 and March 31, 2013, related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended September 30, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below.  For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings.  TMC has provided us with the following information for the quarterly period ended September 30, 2013:

•	Toyota Tourist International, Inc., (“Toyota Tourist”) a majority-owned subsidiary of Toyota, obtained two visas from the Iranian embassy in Japan in connection with certain travel arrangements.

•	Tokyo Toyota Motor Co., Ltd. (“Tokyo Toyota Motor”) a wholly owned indirect subsidiary of TMC, performed maintenance services for Toyota vehicles owned by the Iranian embassy in Japan.

These activities contributed an insignificant amount to gross revenues and net profit to TMC.  TMC believes that none of the above transactions would subject it or its affiliates to U.S. sanctions.  As of the date of this report, TMC has informed us that Toyota Tourist intends to cease conducting the activities described above and that no determination has been made as to whether Tokyo Toyota Motor will cease conducting the activities described above.

ITEM 6.   EXHIBITS

See Exhibit Index on page 75.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 12, 2013	By /S/ MICHAEL GROFF

Michael Groff
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By /S/ CHRIS BALLINGER

Chris Ballinger
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2(a)	Amended and Restated Agency Agreement, dated September 13, 2013, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(7)

______________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 13, 2013, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(b)	Amended and Restated Note Agency Agreement, dated September 13, 2013, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London branch.	(8)

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(10)

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

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

______________
(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 13, 2013, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

77