Form 10-Q
period 2013-12-31
TOYOTA MOTOR CREDIT CORP
filed 2014-02-12
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR
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
Yes __    No  ☒

As of January 31, 2014, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended December 31, 2013

INDEX
PART I ...................................................................................................................................................................................	3

Item 1. Financial Statements..............................................................................................................................................	3
Consolidated Statement of Income.....................................................................................................................................	3
Consolidated Statement of Comprehensive Income...........................................................................................................	3
Consolidated Balance Sheet................................................................................................................................................	4
Consolidated Statement of Shareholder’s Equity...............................................................................................................	5
Consolidated Statement of Cash Flows..............................................................................................................................	6
Notes to Consolidated Financial Statements......................................................................................................................	7
Item 2. Management’s Discussion and Analysis...............................................................................................................	46
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................................................	72
Item 4. Controls and Procedures.......................................................................................................................................	72

PART II .................................................................................................................................................................................	73

Item 1. Legal Proceedings.................................................................................................................................................	73
Item 1A. Risk Factors...........................................................................................................................................................	73
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................................................	73
Item 3. Defaults Upon Senior Securities...........................................................................................................................	73
Item 4. Mine Safety Disclosures.......................................................................................................................................	73
Item 5. Other Information.................................................................................................................................................	74
Item 6. Exhibits.................................................................................................................................................................	74
Signatures..............................................................................................................................................................................	75
Exhibit Index.........................................................................................................................................................................	76

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2013	20121	2013	20121
Financing revenues:
Operating lease	$1,290	$1,197	$3,754	$3,541
Retail	475	514	1,436	1,571
Dealer	111	110	326	328
Total financing revenues	1,876	1,821	5,516	5,440

Depreciation on operating leases	1,033	907	2,950	2,653
Interest expense	386	284	1,236	625
Net financing revenues	457	630	1,330	2,162

Insurance earned premiums and contract revenues	141	140	423	435
Investment and other income, net	68	63	88	136
Net financing revenues and other revenues	666	833	1,841	2,733

Expenses:
Provision for credit losses	63	88	102	107
Operating and administrative	240	229	700	674
Insurance losses and loss adjustment expenses	57	77	196	231
Total expenses	360	394	998	1,012

Income before income taxes	306	439	843	1,721
Provision for income taxes	113	156	315	635

Net income	$193	$283	$528	$1,086
1 Certain prior period amounts have been reclassified to conform to the current period presentation.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2013	2012	2013	2012
Net income	$193	$283	$528	$1,086
Other comprehensive (loss) income, net of tax:
Net unrealized gains (losses) on available-for-sale
marketable securities [net of tax (provision)
benefit of ($1), $13, $20 and ($22), respectively]	2	(22)	(36)	31
Reclassification adjustment for net (gains) losses on
available-for-sale marketable securities included in
investment and other income, net [net of tax
provision (benefit) of $4, $0, ($11) and $2, respectively]	(7)	-	18	(5)
Other comprehensive (loss) income	(5)	(22)	(18)	26
Comprehensive income	$188	$261	$510	$1,112
See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	December 31, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$2,900	$4,723
Restricted cash	480	491
Investments in marketable securities	4,450	5,397
Finance receivables, net	66,126	62,567
Investments in operating leases, net	23,541	20,384
Other assets	2,154	1,740
Total assets	$99,651	$95,302

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$82,693	$78,832
Deferred income taxes	6,561	6,236
Other liabilities	2,995	2,677
Total liabilities	92,249	87,745

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at December 31, 2013 and March 31, 2013	915	915
Additional paid-in-capital	2	2
Accumulated other comprehensive income	193	211
Retained earnings	6,292	6,429
Total shareholder's equity	7,402	7,557
Total liabilities and shareholder's equity	$99,651	$95,302

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

(Dollars in millions)	December 31, 2013	March 31, 2013
ASSETS
Finance receivables, net	$8,064	$7,556
Investments in operating leases, net	210	434
Other assets	9	12
Total assets	$8,283	$8,002

LIABILITIES
Debt	$7,195	$7,009
Other liabilities	1	1
Total liabilities	$7,196	$7,010

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income	earnings	Total

Balance at March 31, 2012	$915	$2	$160	$6,585	$7,662

Net income for the nine months ended
December 31, 2012	-	-	-	1,086	1,086
Other comprehensive income, net
of tax	-	-	26	-	26
Dividend	-	-	-	(744)	(744)
Balance at December 31, 2012	$915	$2	$186	$6,927	$8,030

Balance at March 31, 2013	$915	$2	$211	$6,429	$7,557

Net income for the nine months ended
December 31, 2013	-	-	-	528	528
Other comprehensive loss, net
of tax	-	-	(18)	-	(18)
Dividend	-	-	-	(665)	(665)
Balance at December 31, 2013	$915	$2	$193	$6,292	$7,402

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended December 31,
(Dollars in millions)	2013	2012
Cash flows from operating activities:
Net income	$528	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,974	2,665
Recognition of deferred income	(943)	(886)
Provision for credit losses	102	107
Amortization of deferred costs	422	404
Foreign currency and other adjustments to the carrying value of debt, net	(243)	(628)
Net realized loss (gain) from sales and other-than-temporary impairment on securities	29	(7)
Net change in:
Restricted cash	11	100
Derivative assets	9	19
Other assets (See Note 8) and accrued income	(73)	14
Deferred income taxes	334	629
Derivative liabilities	(4)	(49)
Other liabilities	344	190
Net cash provided by operating activities	3,490	3,644
Cash flows from investing activities:
Purchase of investments in marketable securities	(2,679)	(3,932)
Proceeds from sales of investments in marketable securities	411	242
Proceeds from maturities of investments in marketable securities	3,159	3,291
Acquisition of finance receivables	(19,924)	(19,841)
Collection of finance receivables	17,846	17,074
Net change in wholesale and certain working capital receivables	(1,481)	(1,819)
Acquisition of investments in operating leases	(10,803)	(7,386)
Disposals of investments in operating leases	5,179	4,066
Advances to affiliates	(3,419)	(4,035)
Repayments from affiliates	3,040	3,407
Other, net	(23)	(14)
Net cash used in investing activities	(8,694)	(8,947)
Cash flows from financing activities:
Proceeds from issuance of debt	14,025	12,723
Payments on debt	(12,380)	(10,670)
Net change in commercial paper	2,425	3,672
Advances from affiliates	91	49
Repayments to affiliates	(115)	(2,059)
Dividend paid	(665)	(744)
Net cash provided by financing activities	3,381	2,971
Net decrease in cash and cash equivalents	(1,823)	(2,332)
Cash and cash equivalents at the beginning of the period	4,723	5,060
Cash and cash equivalents at the end of the period	$2,900	$2,728
Supplemental disclosures:
Interest paid	$876	$985
Income taxes received, net	$(39)	$(3)

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and nine months ended December 31, 2013 and 2012 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2013 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2014 (“fiscal 2014”).

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

Our reciprocal collateral agreements require the transfer of cash collateral to the party in a net asset position across all transactions governed by the master netting agreement.  Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

New Accounting Guidance

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This accounting guidance is effective for us on April 1, 2014.  The adoption of this guidance will not have a material impact on our consolidated financial statements as our current disclosure is consistent with the requirements of the new guidance.

In February 2013, the FASB issued new guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for certain obligations addressed within existing guidance in U.S. GAAP.  Specifically, the new guidance requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  Additionally, the guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations within the footnotes to its financial statements.  Currently no such recognition, measurement, and disclosure requirement exists under U.S. GAAP.  This accounting guidance is effective for us on April 1, 2014.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2013, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In instances where we meet the accounting guidance for set-off criteria, we elect to net derivative assets and derivative liabilities and the related cash collateral received and paid.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million as of December 31, 2013 and March 31, 2013.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of December 31, 2013 and March 31, 2013.

As of December 31, 2013
	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$553	$444	$-	$-	$997
Certificates of deposit	-	1,338	-	-	1,338
Cash equivalents total	553	1,782	-	-	2,335
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	28	57	2	-	87
Municipal debt securities	-	14	-	-	14
Certificates of deposit	-	1,533	-	-	1,533
Commercial paper	-	125	-	-	125
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	144	9	-	153
Mortgage-backed securities:
U.S. government agency	-	64	-	-	64
Non-agency residential	-	-	5	-	5
Non-agency commercial	-	-	50	-	50
Asset-backed securities	-	-	23	-	23
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	44	-	-	44
U.S. government sector fund	-	337	-	-	337
Municipal sector fund	-	21	-	-	21
Investment grade corporate sector fund	-	310	-	-	310
High-yield sector fund	-	43	-	-	43
Real return sector fund	-	268	-	-	268
Mortgage sector fund	-	558	-	-	558
Asset-backed securities sector fund	-	49	-	-	49
Emerging market sector fund	-	64	-	-	64
International sector fund	-	170	-	-	170
Equity mutual fund	529	-	-	-	529
Available-for-sale securities total	557	3,804	89	-	4,450
Derivative assets:
Foreign currency swaps	-	927	67	-	994
Interest rate swaps	-	375	3	-	378
Counterparty netting and collateral	-	-	-	(1,323)	(1,323)
Derivative assets total	-	1,302	70	(1,323)	49
Assets at fair value	1,110	6,888	159	(1,323)	6,834
Derivative liabilities:
Foreign currency swaps	-	(348)	(14)	-	(362)
Interest rate swaps	-	(656)	-	-	(656)
Counterparty netting and collateral	-	-	-	1,005	1,005
Liabilities at fair value	-	(1,004)	(14)	1,005	(13)
Net assets at fair value	$1,110	$5,884	$145	$(318)	$6,821

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During the three and nine months ended December 31, 2013, certain corporate debt securities were transferred from Level 2 to Level 3 due to reduced transparency of inputs for these instruments.  Additionally, during the nine months ended December 31, 2013, there was a $2 million transfer from the corporate debt securities asset class to the U.S. government and agency obligations asset class within the Level 3 debt instruments due to a reclassification of an existing debt instrument.  During the three months ended December 31, 2012, there were no transfers between levels.  During the nine months ended December 31, 2012, $53 million of U.S. government and agency obligations were valued using quoted prices for identical securities traded in an active market and were transferred from Level 2 to Level 1.  Additionally, during the nine months ended December 31, 2012, certain available-for-sale debt instruments were transferred from Level 2 to Level 3 due to reduced transparency of market price quotations for these and/or comparable instruments.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended December 31, 2013 and 2012:

Three Months Ended December 31, 2013

	Fair value measurements using significant unobservable inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)

	U.S.				Total				Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	and agency	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, October 1, 2013	$2	$2	$54	$19	$77	$13	$50	$(9)	$54	$131
Total gains
Included in earnings	-	-	-	-	-	3	8	9	20	20
Included in other comprehensive income	-	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	3	5	8	-	-	-	-	8
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	(2)	(1)	(3)	(13)	(5)	-	(18)	(21)
Transfers in to Level 3	-	7	-	-	7	-	-	-	-	7
Transfers out of Level 3	-	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2013	$2	$9	$55	$23	$89	$3	$53	$-	$56	$145
The amount of total gains
for the period included in
earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$-	$8	$-	$8	$8

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended December 31, 2012

	Fair value measurements using significant unobservable inputs (Level 3)
									Total net
									assets
	Available-for-sale securities				Derivative instruments, net				(liabilities)

				Total				Total
	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, October 1, 2012	$4	$31	$9	$44	$12	$74	$(23)	$63	$107
Total gains
Included in earnings	-	-	-	-	-	6	10	16	16
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	2	-	2	-	-	-	-	2
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	(3)	(1)	(4)	(1)	(12)	-	(13)	(17)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2012	$4	$30	$8	$42	$11	$68	$(13)	$66	$108
The amount of total gains
for the period included in
earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date					$-	$6	$4	$10	$10

Nine Months Ended December 31, 2013

	Fair value measurements using significant unobservable inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)

	U.S.				Total				Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	and agency	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2013	$-	$4	$56	$13	$73	$12	$55	$(12)	$55	$128
Total gains (losses)
Included in earnings	-	-	-	-	-	5	15	12	32	32
Included in other comprehensive income	-	-	(3)	-	(3)	-	-	-	-	(3)
Purchases, issuances, sales, and settlements
Purchases	-	-	5	12	17	-	-	-	-	17
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	(3)	(2)	(5)	(14)	(17)	-	(31)	(36)
Transfers in to Level 3	2	7	-	-	9	-	-	-	-	9
Transfers out of Level 3	-	(2)	-	-	(2)	-	-	-	-	(2)
Fair value, December 31, 2013	$2	$9	$55	$23	$89	$3	$53	$-	$56	$145
The amount of total (losses)/gains
for the period included in
earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$(2)	$17	$-	$15	$15

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nine Months Ended December 31, 2012

	Fair value measurements using significant unobservable inputs (Level 3)
									Total net
									assets
	Available-for-sale securities				Derivative instruments, net				(liabilities)

				Total				Total
	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2012	$1	$19	$1	$21	$13	$69	$(24)	$58	$79
Total gains
Included in earnings	-	-	-	-	1	23	11	35	35
Included in other comprehensive income	-	1	-	1	-	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	5	1	6	-	-	-	-	6
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(3)	(1)	(4)	-	-	-	-	(4)
Settlements	-	(5)	(4)	(9)	(3)	(24)	-	(27)	(36)
Transfers into Level 3	3	13	11	27	-	-	-	-	27
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2012	$4	$30	$8	$42	$11	$68	$(13)	$66	$108
The amount of total gains
for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date					$1	$21	$1	$23	$23

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are individually evaluated for impairment.  These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.  For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period.  Total nonrecurring fair value measurements of $202 million and $208 million were recorded as of December 31, 2013 and March 31, 2013, respectively.

The total change in fair value of financial instruments subject to nonrecurring fair value measurements for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of net gains on net finance receivables within the dealer products portfolio segment of $3 million for the three and nine months ended December 31, 2013, and $2 million for the three and nine months ended December 31, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements at December 31, 2013 and March 31, 2013

At December 31, 2013, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $89 million, derivative assets of $70 million and derivative liabilities of $14 million.  At March 31, 2013, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $73 million, derivative assets of $75 million and derivative liabilities of $20 million.  The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three and nine months ended December 31, 2013 and as of and for the year ended March 31, 2013.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of December 31, 2013

Financial assets
Finance receivables, net
Retail loan	$49,213	$-	$-	$49,649	$49,649
Commercial	163	-	-	151	151
Wholesale	9,968	-	-	10,017	10,017
Real estate	4,601	-	-	4,540	4,540
Working capital	1,831	-	-	1,834	1,834

Financial liabilities
Commercial paper	$27,012	$-	$27,012	$-	$27,012
Unsecured notes and loans payable	48,486	-	48,619	760	49,379
Secured notes and loans payable	7,195	-	-	7,201	7,201

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

The carrying value of each class of finance receivables is presented including accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses; the amount excludes related party transactions of $93 million and $40 million at December 31, 2013 and March 31, 2013 and direct finance leases of $257 million and $235 million at December 31, 2013 and March 31, 2013, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$87	$1	$(1)	$87
Municipal debt securities	14	-	-	14
Certificates of deposit	1,533	-	-	1,533
Commercial paper	125	-	-	125
Foreign government debt securities	3	-	-	3
Corporate debt securities	151	4	(2)	153
Mortgage-backed securities:
U.S. government agency	64	1	(1)	64
Non-agency residential	4	1	-	5
Non-agency commercial	51	-	(1)	50
Asset-backed securities	23	-	-	23
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	41	3	-	44
U.S. government sector fund	343	-	(6)	337
Municipal sector fund	21	-	-	21
Investment grade corporate sector fund	284	28	(2)	310
High-yield sector fund	36	7	-	43
Real return sector fund	275	-	(7)	268
Mortgage sector fund	567	-	(9)	558
Asset-backed securities sector fund	40	9	-	49
Emerging market sector fund	64	1	(1)	64
International sector fund	170	1	(1)	170
Equity mutual fund	241	288	-	529
Total investments in marketable securities	$4,137	$344	$(31)	$4,450

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

The fixed income mutual funds include investments in funds that are privately placed and which are managed by an open-end investment management company (the “Trust”).  The total fair value of private placement fixed income mutual funds was $1.9 billion and $2.0 billion at December 31, 2013 and March 31, 2013, respectively.  We may redeem shares during any 90 day period solely in cash up to the lesser of $250 thousand or 1 percent of the Trust’s asset value at the beginning of such period. Although the Trust will normally redeem all shares for cash, it may, in unusual circumstances, redeem amounts exceeding the lesser of the two amounts described above, in whole or in part, by payment in kind of securities held by the respective fund.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in Accumulated other comprehensive income, net of applicable taxes in our Consolidated Statement of Shareholder's Equity:

	Less than 12 months as of
	December 31, 2013		March 31, 2013
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency
obligations	$43	$(1)	$-	$-
Corporate debt securities	81	(2)	-	-
Mortgage backed securities:
U.S. government agency	30	(1)	-	-
Non-agency commercial	17	(1)	-	-
Equity instruments:
Fixed income mutual funds:
U.S. government sector fund	337	(6)	-	-
Investment grade corporate sector fund	310	(2)	-	-
Real return sector fund	268	(7)	-	-
Mortgage sector fund	558	(9)	532	(12)
Emerging market sector fund	64	(1)	-	-
International sector fund	170	(1)	-	-
Total investments in marketable
securities	$1,878	$(31)	$532	$(12)

At December 31, 2013, the unrealized losses of investments that had been in a loss position for 12 consecutive months or more were not significant.  At March 31, 2013, total gross unrealized losses and the fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were $3 million and $116 million, respectively.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2013	2012	2013	2012
Available-for-sale securities:
Realized gains on sales	$12	$-	$28	$9
Realized losses on sales	$-	$-	$(3)	$(2)
Impairment write-downs	$(1)	$-	$(54)	$-

Substantially all of the other-than-temporary impairment write-downs of $1 million and $54 million during the three and nine months ended December 31, 2013, respectively, were related to fixed income mutual funds.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The fair value and contractual maturities of investments in marketable securities at December 31, 2013 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years		Due after
	less		through 5 years		through 10 years		10 years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$-	-%	$65	1.50%	$21	1.61%	$1	3.57%	$87	1.55%
Municipal debt securities	2	2.39	-	-	1	5.57	11	5.69	14	5.18
Certificates of deposit	1,533	0.29	-	-	-	-	-	-	1,533	0.29
Commercial paper	125	0.23	-	-	-	-	-	-	125	0.23
Foreign government debt
securities	3	2.93	-	-	-	-	-	-	3	2.93
Corporate debt
securities	7	4.14	49	4.31	71	3.55	26	4.39	153	3.97
Mortgage-backed securities:
U.S. government agency	-	-	-	-	4	3.91	60	3.24	64	3.28
Non-agency residential	-	-	-	-	-	-	5	10.17	5	10.17
Non-agency commercial	-	-	3	1.87	1	3.64	46	3.35	50	3.29
Asset-backed securities	-	-	5	0.75	4	1.87	14	2.54	23	1.97
Debt instruments total	1,670	0.31	122	2.62	102	3.15	163	3.75	2,057	0.86

Equity instruments:
Fixed income mutual funds									1,864	5.56
Equity mutual fund									529	4.29
Equity instruments total	-		-		-		-		2,393	5.28
Total fair value	$1,670	0.31%	$122	2.62%	$102	3.15%	$163	3.75%	$4,450	3.24%
Total amortized cost	$1,670		$119		$104		$162		$4,137

Yields are based on the amortized cost balances of securities held at December 31, 2013.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both December 31, 2013 and March 31, 2013.

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

(Dollars in millions)	December 31, 2013	March 31, 2013
Retail receivables	$41,969	$40,508
Pledged retail receivables	8,172	7,669
Dealer financing	16,590	14,995
	66,731	63,172

Deferred origination (fees) and costs, net	656	634
Deferred income	(874)	(794)
Allowance for credit losses
Retail and pledged retail receivables	(291)	(338)
Dealer financing	(96)	(107)
Total allowance for credit losses	(387)	(445)
Finance receivables, net	$66,126	$62,567

Finance receivables, net and retail receivables presented in the previous table includes direct finance leases, net of $257 million and $235 million at December 31, 2013 and March 31, 2013, respectively.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables as of December 31, 2013 and March 31, 2013:

	Retail Loan		Commercial
(Dollars in millions)	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013

Aging of finance receivables:
Current	$48,908	$47,236	$413	$362
30-59 days past due	634	454	8	6
60-89 days past due	130	87	1	1
90 days or greater past due	47	31	-	-
Total	$49,719	$47,808	$422	$369

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	December 31, 2013	March 31, 20131	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013

Credit quality indicators:
Performing	$8,974	$7,740	$4,036	$3,968	$1,727	$1,616
Credit Watch	1,059	915	591	583	115	80
At Risk	35	33	20	28	26	28
Default	1	1	-	1	6	2
Total	$10,069	$8,689	$4,647	$4,580	$1,874	$1,726
1 Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables as of December 31, 2013 and March 31, 2013:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2013	2013	2013	2013	2013	2013

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$17	$16	$17	$16	$1	$3
Real estate	27	33	27	33	7	7
Working capital	23	24	23	24	22	23
Total	$67	$73	$67	$73	$30	$33

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$70	$66	$70	$66
Real estate	91	97	91	97
Working capital	4	5	4	5
Total	$165	$168	$165	$168

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$345	$415	$341	$410
Commercial	1	1	1	1
Total	$346	$416	$342	$411

Total impaired account balances:

Retail loan	$345	$415	$341	$410
Commercial	1	1	1	1
Wholesale	87	82	87	82
Real estate	118	130	118	130
Working capital	27	29	27	29
Total	$578	$657	$574	$652

As of December 31, 2013 and March 31, 2013, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $58 million and $69 million, respectively.  There were no charge-offs against the allowance for credit losses and therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average balance of finance receivables determined to be impaired as of the balance sheet date and the interest income recognized on impaired finance receivables for the three and nine months ended December 31, 2013 and 2012:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$15	$32	$17	$24	$-	$-	$-	$-
Real estate	31	34	33	85	-	-	1	1
Working capital	23	29	24	24	-	-	1	1
Total	$69	$95	$74	$133	$-	$-	$2	$2

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$61	$63	$61	$63	$1	$-	$1	$1
Real estate	92	99	93	50	1	-	3	2
Working capital	4	1	5	1	-	-	-	-
Total	$157	$163	$159	$114	$2	$-	$4	$3

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$355	$458	$379	$473	$7	$10	$22	$29
Commercial	1	1	1	1	-	-	-	-
Total	$356	$459	$380	$474	$7	$10	$22	$29

Total impaired account balances:

Retail loan	$355	$458	$379	$473	$7	$10	$22	$29
Commercial	1	1	1	1	-	-	-	-
Wholesale	76	95	78	87	1	-	1	1
Real estate	123	133	126	135	1	-	4	3
Working capital	27	30	29	25	-	-	1	1
Total	$582	$717	$613	$721	$9	$10	$28	$34

Interest income recognized using a cash-basis method of accounting during the three and nine months ended December 31, 2013 was not significant.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2013 and 2012 is not significant for each class of finance receivables.  Troubled debt restructurings for these accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer, while accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during the three and nine months ended December 31, 2013 and 2012.

We recognize finance receivables under bankruptcy protection within the retail loan and commercial classes as troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2013 and 2012, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and nine months ended December 31, 2013 and 2012, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

(Dollars in millions)	December 31, 2013	March 31, 2013
Investments in operating leases	$29,405	$25,957
Pledged investments in operating leases	324	630
	29,729	26,587
Deferred origination (fees) and costs, net	(128)	(125)
Deferred income	(782)	(609)
Accumulated depreciation	(5,209)	(5,387)
Allowance for credit losses	(69)	(82)
Investments in operating leases, net	$23,541	$20,384

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2013	2012	2013	2012
Allowance for credit losses at beginning of period	$467	$549	$527	$619
Provision for credit losses	63	88	102	107
Charge-offs, net of recoveries	(74)	(77)	(173)	(166)
Allowance for credit losses at end of period	$456	$560	$456	$560

Charge-offs are shown net of recoveries of $19 million and $64 million for the three and nine months ended December 31, 2013, respectively, and recoveries of $18 million and $59 million for the three and nine months ended December 31, 2012, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for the three and nine months ended December 31, 2013 and 2012:

For the Three and Nine Months Ended December 31, 2013

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, October 1, 2013	$290	$4	$102	$396
Charge-offs	(74)	-	-	(74)
Recoveries	14	-	-	14
Provisions	59	(2)	(6)	51
Ending balance, December 31, 2013	$289	$2	$96	$387

Beginning balance, April 1, 2013	$333	$5	$107	$445
Charge-offs	(190)	(1)	-	$(191)
Recoveries	49	-	-	49
Provisions	97	(2)	(11)	84
Ending balance, December 31, 2013	$289	$2	$96	$387

Ending balance: Individually evaluated for impairment	$-	$-	$30	$30
Ending balance: Collectively evaluated for impairment	$289	$2	$66	$357

Gross Finance Receivables:

Ending balance, December 31, 2013	$49,719	$422	$16,590	$66,731
Ending balance: Individually evaluated for impairment	$-	$-	$232	$232
Ending balance: Collectively evaluated for impairment	$49,719	$422	$16,358	$66,499

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $345 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2013, as they are deemed to be not significant for individual evaluation.  We have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

For the Three and Nine Months Ended December 31, 2012

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, October 1, 2012	$333	$5	$122	$460
Charge-offs	(79)	-	-	(79)
Recoveries	13	1	-	14
Provisions	89	(1)	(4)	84
Ending balance, December 31, 2012	$356	$5	$118	$479

Beginning balance, April 1, 2012	$395	$10	$119	$524
Charge-offs	(188)	(1)	-	(189)
Recoveries	46	1	-	47
Provisions	103	(5)	(1)	97
Ending balance, December 31, 2012	$356	$5	$118	$479

Ending balance: Individually evaluated for
impairment	$-	$-	$43	$43
Ending balance: Collectively evaluated for
impairment	$356	$5	$75	$436

Gross Finance Receivables:

Ending balance, December 31, 2012	$47,880	$362	$14,937	$63,179
Ending balance: Individually evaluated for
impairment	$-	$-	$259	$259
Ending balance: Collectively evaluated for
impairment	$47,880	$362	$14,678	$62,920

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $444 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2012, as they are deemed to be not significant for individual evaluation.  We have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	December 31, 2013	March 31, 2013
Aggregate balances 60 or more days past due
Finance receivables	$178	$119
Operating leases	47	36
Total	$225	$155

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of December 31, 2013 and March 31, 2013:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing

As of December 31, 2013

Retail loan	$634	$130	$47	$811	$48,908	$49,719	$47
Commercial	8	1	-	9	413	422	-
Wholesale	-	-	-	-	10,069	10,069	-
Real estate	-	-	-	-	4,647	4,647	-
Working capital	-	-	-	-	1,874	1,874	-
Total	$642	$131	$47	$820	$65,911	$66,731	$47

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing

As of March 31, 2013

Retail loan	$454	$87	$31	$572	$47,236	$47,808	$31
Commercial	6	1	-	7	362	369	-
Wholesale	-	-	-	-	8,689	8,689	-
Real estate	-	-	-	-	4,580	4,580	-
Working capital	-	-	-	-	1,726	1,726	-
Total	$460	$88	$31	$579	$62,593	$63,172	$31

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

We use derivatives as part of our risk management strategy to hedge interest rate and foreign currency risks.  We enter into derivative transactions with the intent to reduce long term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements.  Gains and losses on derivatives are recorded in interest expense.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.

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

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of December 31, 2013, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at December 31, 2013 was $13 million, excluding adjustments made for our own non-performance risk.  Since we fully collateralize without regard to credit ratings, we would not be required to post additional collateral to the counterparties with which we were in a net liability position at December 31, 2013, if our credit ratings were to decline.  In order to settle all derivative instruments that were in a net liability position at December 31, 2013, excluding adjustments made for our own non-performance risk, we would be required to pay $13 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Impact of Derivative Activities on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet at December 31, 2013 and March 31, 2013.  Derivative assets and liabilities are shown before and after netting and collateral adjustments, by accounting designation and by contract type.  As permitted by the accounting guidance, where a legally enforceable master netting agreement exists, we have elected to net derivative assets and derivative liabilities and the related cash collateral.  Our embedded derivative contracts do not meet the accounting guidance permitting netting and are therefore presented gross.

	Hedge accounting		Non-hedge		Total
As of December 31, 2013	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$31	$24,402	$347	$24,867	$378
Foreign currency swaps	1,182	470	6,992	524	8,174	994
Total	$1,647	$501	$31,394	$871	$33,041	$1,372

Counterparty netting and collateral						(1,323)
Carrying value of derivative contracts – Other assets						$49

Other liabilities
Interest rate swaps	$-	$-	$55,265	$656	$55,265	$656
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	157	10	3,866	352	4,023	362
Total	$157	$10	$59,181	$1,008	$59,338	$1,018

Counterparty netting and collateral						(1,005)
Carrying value of derivative contracts – Other liabilities						$13

All derivative contracts shown above are subject to master netting agreements.  Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2013, we held collateral of $794 million which offset derivative assets, and we posted collateral of $476 million which offset derivative liabilities.  We also held collateral of $32 million which we did not use to offset derivative assets, and we posted collateral of $9 million which we did not use to offset derivative liabilities.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and nine months ended December 31, 2013 and 2012 as reported in our Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2013	2012	2013	2012
Interest expense on debt	$325	$330	$963	$1,014
Interest expense on hedge accounting derivatives	(18)	(25)	(67)	(79)
Interest expense on non-hedge accounting foreign currency
swaps	(54)	(64)	(159)	(198)
Interest expense on non-hedge accounting interest rate swaps	39	85	166	283
Interest expense on debt and derivatives	292	326	903	1,020

Loss on hedge accounting derivatives:
Interest rate swaps	5	5	15	10
Foreign currency swaps	32	37	16	148
Loss on hedge accounting derivatives	37	42	31	158
Less hedged item: change in fair value of fixed rate debt	(38)	(44)	(34)	(166)
Ineffectiveness related to hedge accounting derivatives	(1)	(2)	(3)	(8)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
Gain on foreign currency transactions	(87)	(189)	(185)	(37)
Loss (gain) on foreign currency swaps	153	224	384	(14)
Loss (gain) on interest rate swaps	29	(75)	137	(336)
Total interest expense	$386	$284	$1,236	$625

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2013	2012	2013	2012
Gains related to hedge accounting derivatives	$-	$(1)	$-	$(2)
Total credit valuation adjustment allocated to interest expense	$-	$(1)	$-	$(2)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	December 31, 2013	March 31, 2013
Other assets:

Notes receivable from affiliates	$1,309	$931
Used vehicles held for sale	194	265
Deferred charges	112	120
Income taxes receivable	-	13
Derivative assets	49	58
Other assets	490	353
Total other assets	$2,154	$1,740

Other liabilities:

Unearned insurance premiums and contract revenues	$1,639	$1,528
Derivative liabilities	13	17
Accounts payable and accrued expenses	867	685
Deferred income	316	255
Other liabilities	160	192
Total other liabilities	$2,995	$2,677

The change in used vehicles held for sale includes non-cash activities of $71 million and $80 million for the nine months ended December 31, 2013 and 2012, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2013	2013	2013	2013
Commercial paper	$27,012	$24,590	0.19%	0.24%
Unsecured notes and loans payable	47,938	46,707	1.98%	2.19%
Secured notes and loans payable	7,195	7,009	0.55%	0.60%
Carrying value adjustment	548	526
Total debt	$82,693	$78,832	1.27%	1.43%

The commercial paper balance includes unamortized premiums and discounts.  As of December 31, 2013, our commercial paper had a weighted average remaining maturity of 78 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at December 31, 2013 included $18.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 to 6.0 percent and $30.5 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2013 included $16.8 billion of unsecured floating rate debt with contractual interest rates ranging from 0 to 6.0 percent and $30.4 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At December 31, 2013 and March 31, 2013, the carrying values of these foreign currency denominated notes payable were $12.5 billion and $13.2 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.6 percent at December 31, 2013 and 0.4 and 1.9 percent at March 31, 2013.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of December 31, 2013 and March 31, 2013:

	December 31, 2013

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$459	$8,172	$8,064	$3	$7,133	$1
Investments in operating leases	21	324	210	6	62	-
Total	$480	$8,496	$8,274	$9	$7,195	$1

	March 31, 2013

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$458	$7,669	$7,556	$3	$6,738	$1
Investment in operating leases	33	630	434	9	271	-
Total	$491	$8,299	$7,990	$12	$7,009	$1

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Variable Interest Entities (Continued)

Restricted cash represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $686 million and $466 million of securities retained by TMCC at December 31, 2013 and March 31, 2013, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate, Toyota Motor Sales, USA, Inc. (“TMS”).  Dealers participating in this program have been determined to be VIEs due to TMS’s equity position in the dealerships.  At December 31, 2013 and March 31, 2013, amounts due from these dealers that are classified as finance receivables, net in the Consolidated Balance Sheet and revenues from these dealers under the TDIG Program were  not significant.  We do not consolidate the dealerships in this program as we are not the primary beneficiary of these dealerships.  Additionally, any exposure to loss is limited to the amount of the credit facility extended to these dealers.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In fiscal 2013, TMCC, TCPR and other Toyota affiliates were parties to a $3.8 billion 364 day syndicated bank credit facility, a $3.8 billion three year syndicated bank credit facility and a $3.8 billion five year syndicated bank credit facility, expiring in fiscal 2014, 2016, and 2018, respectively.  In November 2013, these agreements were terminated and TMCC, TCPR and other Toyota affiliates entered into a $4.3 billion 364 day syndicated bank credit facility, a $4.3 billion three year syndicated bank credit facility and a $4.3 billion five year syndicated bank credit facility, expiring in fiscal 2015, 2017, and 2019, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2013 and March 31, 2013.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2013, TMCC had committed bank credit facilities totaling $5.4 billion of which $1.0 billion, $2.4 billion, $1.9 billion and $150 million mature in fiscal 2014, 2015, 2016 and 2017, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2013 and March 31, 2013. We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

(Dollars in millions)	December 31, 2013	March 31, 2013
Commitments:
Credit facilities commitments with
vehicle and industrial equipment dealers	$1,137	$1,106
Minimum lease commitments	66	74
Total commitments	1,203	1,180
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$1,303	$1,280

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments include $32 million and $37 million for facilities leases with affiliates at December 31, 2013 and March 31, 2013, respectively.  At December 31, 2013, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2014	$5
2015	19
2016	18
2017	13
2018	8
Thereafter	3
Total	$66

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2013 and March 31, 2013.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2013, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2013 and March 31, 2013, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies (Continued)

Litigation and Governmental Proceedings

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

The Consumer Financial Protection Bureau (the “CFPB”), together with the U.S. Department of Justice (the “DOJ”), have requested us to provide certain information about our purchases of auto loans from dealers and discretionary pricing practices.  Neither the CFPB nor the DOJ has alleged any wrongdoing on our part.  At this time, we are uncertain whether we will be subject to regulatory actions, and given the preliminary state of this inquiry, we are unable to estimate the amount or range of potential loss in the event any such actions are taken.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 37 percent for both the three and nine months ended December 31, 2013 and 36 and 37 percent for the three and nine months ended December 31, 2012, respectively.  Our provision for income taxes for the three and nine months ended December 31, 2013 was $113 million and $315 million, respectively, compared to $156 million and $635 million for the same periods in fiscal 2013.  The decrease in the provision is consistent with the decrease in our income before tax for the three and nine months ended December 31, 2013 compared to the same periods in fiscal 2013.

Tax-related Contingencies

As of December 31, 2013, we remain under IRS examination for the fiscal years ended March 31, 2012 and March 31, 2013, as well as for the current fiscal year.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended December 31, 2013, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.2 billion at December 31, 2013 and March 31, 2013, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal and state tax loss carryforwards that expire in varying amounts through fiscal 2034.  The deferred tax asset related to the capital loss carryforward was reduced by a valuation allowance of $1 million as of December 31, 2013.  Realization with respect to the federal and state tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes that apart from the valuation allowance, it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.  A valuation allowance was previously established for a portion of the state tax loss carryforward that management had determined would not be realizable.  The total deferred tax liability at December 31, 2013, net of these deferred tax assets, was $6.6 billion compared to $6.2 billion at March 31, 2013.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of December 31, 2013, there were no material changes to our related party agreements or relationships as described in our fiscal 2013 Form 10-K, except as described below.  The following tables summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2013	2012	2013	2012
Net financing revenues:
Manufacturers’ subvention support and other revenues	$251	$238	$733	$700
Credit support fees incurred	$(21)	$(18)	$(61)	$(53)
Foreign exchange loss on loans payable to affiliates	$-	$-	$-	$(39)
Interest expense on loans payable to affiliates	$(1)	$(1)	$(2)	$(5)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$33	$36	$99	$128

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$1	$4	$4

Expenses:
Shared services charges and other expenses	$15	$16	$45	$48
Employee benefits expense	$9	$7	$27	$22

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

(Dollars in millions)	December 31, 2013	March 31, 2013
Assets:
Investments in marketable securities
Investments in affiliates commercial paper	$-	$2

Finance receivables, net
Accounts receivable from affiliates	$78	$22
Direct finance lease receivables from affiliates	$6	$6
Notes receivable under home loan programs	$15	$18
Deferred retail subvention income from affiliates	$(776)	$(699)

Investments in operating leases, net
Leases to affiliates	$7	$7
Deferred lease subvention income from affiliates	$(761)	$(604)

Other assets
Notes receivable from affiliates	$1,309	$931
Other receivables from affiliates	$2	$1
Subvention support receivable from affiliates	$118	$88

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$246	$235
Accounts payable to affiliates	$51	$192
Notes payable to affiliate	$24	$48

Shareholder’s Equity:
Dividends paid	$665	$1,487
Stock-based compensation	$2	$2

Accounts receivable from affiliates

Accounts receivable from affiliates at December 31, 2013 included transactions with entities that were consolidated with another affiliate under the accounting guidance for variable interest entities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the three and nine months ended December 31, 2013 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2014:	operations	operations	eliminations	Total
Three Months Ended December 31, 2013

Total financing revenues	$1,869	$-	$7	$1,876
Insurance earned premiums and contract revenues	-	148	(7)	141
Investment and other income, net	22	46	-	68
Total gross revenues	1,891	194	-	2,085

Less:
Depreciation on operating leases	1,033	-	-	1,033
Interest expense	386	-	-	386
Provision for credit losses	63	-	-	63
Operating and administrative expenses	190	50	-	240
Insurance losses and loss adjustment expenses	-	57	-	57
Provision for income taxes	82	31	-	113
Net income	$137	$56	$-	$193

Nine Months Ended December 31, 2013

Total financing revenues	$5,495	$-	$21	$5,516
Insurance earned premiums and contract revenues	-	444	(21)	423
Investment and other income, net	56	32	-	88
Total gross revenues	5,551	476	-	6,027

Less:
Depreciation on operating leases	2,950	-	-	2,950
Interest expense	1,236	-	-	1,236
Provision for credit losses	102	-	-	102
Operating and administrative expenses	553	147	-	700
Insurance losses and loss adjustment expenses	-	196	-	196
Provision for income taxes	267	48	-	315
Net income	$443	$85	$-	$528

Total assets at December 31, 2013	$96,665	$3,651	$(665)	$99,651

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information (Continued)

Financial information for our reportable operating segments for the three and nine months ended December 31, 2012 is summarized as follows (dollars in millions):

	Finance1	Insurance	Intercompany
Fiscal 2013:	operations	operations	eliminations	Total
Three Months Ended December 31, 2012

Total financing revenues	$1,815	$-	$6	$1,821
Insurance earned premiums and contract revenues	-	146	(6)	140
Investment and other income, net	12	51	-	63
Total gross revenues	1,827	197	-	2,024

Less:
Depreciation on operating leases	907	-	-	907
Interest expense	284	-	-	284
Provision for credit losses	88	-	-	88
Operating and administrative expenses	182	47	-	229
Insurance losses and loss adjustment expenses	-	77	-	77
Provision for income taxes	126	30	-	156
Net income	$240	$43	$-	$283

Nine Months Ended December 31, 2012

Total financing revenues	$5,422	$-	$18	$5,440
Insurance earned premiums and contract revenues	-	453	(18)	435
Investment and other income, net	33	103	-	136
Total gross revenues	5,455	556	-	6,011

Less:
Depreciation on operating leases	2,653	-	-	2,653
Interest expense	625	-	-	625
Provision for credit losses	107	-	-	107
Operating and administrative expenses	542	132	-	674
Insurance losses and loss adjustment expenses	-	231	-	231
Provision for income taxes	560	75	-	635
Net income	$968	$118	$-	$1,086

Total assets at December 31, 2012	$90,184	$3,454	$(463)	$93,175
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

Fiscal 2014 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2014 (“fiscal 2014”), economic growth in the United States (“U.S.”) continued at a moderate pace, as labor market conditions continued to show signs of improvement.  The housing sector improved as housing starts continued to trend higher and home prices rose compared to the same period in fiscal 2013.  Consumer spending improved as consumer confidence strengthened.  In addition, sales of motor vehicles improved compared to the same period in fiscal 2013.  While the U.S. economy has shown positive trends during the first nine months of fiscal 2014, the impact of U.S. fiscal policies and uncertainty in certain global economies may weigh on the U.S. economy in the near future.

Conditions in the global capital markets were generally stable during most of the first nine months of fiscal 2014.  However, the U.S. capital markets and interest rate environment experienced periods of increased volatility due to the prospect of changes to U.S. monetary policy, including the tapering of purchases of U.S. government securities and mortgage-backed security instruments by the Federal Reserve announced in December 2013.  Despite these conditions, we continue to maintain broad global access to both domestic and international markets.  Future changes in interest and foreign exchange rates could continue to result in volatility in our interest expense impacting our results of operations.

Industry-wide vehicle sales in the United States and sales incentives throughout the auto industry increased during the first nine months of fiscal 2014 as compared to the same period in the prior year.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 8 percent in the first nine months of fiscal 2014 compared to the same period in fiscal 2013.  The increase in TMS sales was attributable to new product launches and return of consumer demand for new vehicles.  In addition, we are currently experiencing a greater increase in lease volume as compared to retail volume.

Used vehicle values remained strong during the first nine months of fiscal 2014 compared to the same period in the prior year, despite slight declines.  However, it remains uncertain whether the used vehicle market will continue to be as strong as it has been in the past few years.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

Fiscal 2014 Summary

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2013	2012	2013	2012
Net income:
Finance operations1	$137	$240	$443	$968
Insurance operations1	56	43	85	118
Total net income	$193	$283	$528	$1,086

1	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $528 million and $193 million for the first nine months and third quarter of fiscal 2014, respectively, compared to $1,086 million and $283 million for the same periods in fiscal 2013.  The decrease for the first nine months of fiscal 2014 was primarily due to an increase of $611 million in our interest expense driven by valuation losses on derivatives, an increase of $297 million in depreciation on operating leases and a decline of $48 million in investment and other income, partially offset by an increase in total financing revenues of $76 million and a decline of $320 million in the provision for income taxes.  The decrease for the third quarter of fiscal 2014 was primarily due to an increase of $126 million in depreciation on operating leases and an increase of $102 million in our interest expense driven by valuation losses on derivatives, partially offset by an increase in total financing revenues of $55 million, a decrease of $43 million in the provision for income taxes and a decrease of $25 million in our provision for credit losses.

Our overall capital position, taking into account the payment of a $665 million dividend in September 2013 to Toyota Financial Services Americas Corporation (“TFSA”), decreased by $0.2 billion from March 31, 2013, bringing total shareholder’s equity to $7.4 billion at December 31, 2013.  Our debt increased to $82.7 billion at December 31, 2013 from $78.8 billion at March 31, 2013.  Our debt-to-equity ratio increased to 11.2 at December 31, 2013 compared with a ratio of 10.4 at March 31, 2013.

Finance Operations

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2013	20121	Change	2013	20121	Change
Financing revenues:
Operating lease	$1,290	$1,197	8%	$3,754	$3,541	6%
Retail2	475	514	(8)%	1,436	1,571	(9)%
Dealer	104	104	-%	305	310	(2)%
Total financing revenues	1,869	1,815	3%	5,495	5,422	1%

Investment and other income, net	22	12	83%	56	33	70%
Gross revenues from finance operations	1,891	1,827	4%	5,551	5,455	2%

Less:
Depreciation on operating leases	1,033	907	14%	2,950	2,653	11%
Interest expense	386	284	36%	1,236	625	98%
Provision for credit losses	63	88	(28)%	102	107	(5)%
Operating and administrative expenses	190	182	4%	553	542	2%
Provision for income taxes	82	126	(35)%	267	560	(52)%
Net income from finance
operations	$137	$240	(43)%	$443	$968	(54)%

1 Certain prior period amounts have been reclassified to conform to the current period presentation.
2 Includes direct finance lease revenues.

Our finance operations reported net income of $443 million and $137 million for the first nine months and third quarter of fiscal 2014, respectively, compared to $968 million and $240 million for the same periods in fiscal 2013.  Finance operations results for the first nine months of fiscal 2014 decreased as compared to the same period in fiscal 2013 primarily due to an increase of $611 million in interest expense driven by valuation losses on derivatives and an increase of $297 million in depreciation on operating leases, partially offset by a decline of $293 million in the provision for income taxes.  Finance operations results for the third quarter of fiscal 2014 decreased as compared to the same period in fiscal 2013 primarily due to an increase of $126 million in depreciation on operating leases and an increase of $102 million in interest expense driven by valuation losses on derivatives, partially offset by an increase of $54 million in total financing revenues, a decline of $44 million in the provision for income taxes and a decline of $25 million in the provision for credit losses.

Financing Revenues

Total financing revenues increased 1 percent and 3 percent during the first nine months and third quarter of fiscal 2014 as compared to the same periods in fiscal 2013 due to the following factors:

•
Operating lease revenues increased 6 percent and 8 percent in the first nine months and third quarter of fiscal 2014, respectively, as compared to the same periods in fiscal 2013, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.

•
Retail contract revenues decreased 9 percent and 8 percent in the first nine months and third quarter of fiscal 2014, respectively, as compared to the same periods in fiscal 2013, primarily due to a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.

•
Dealer financing revenues decreased 2 percent in the first nine months of fiscal 2014 and were consistent in the third quarter of fiscal 2014, as compared to the same periods in fiscal 2013, primarily due to a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail, and dealer financing, had a yield of 4.0 percent and 3.8 percent during the first nine months and third quarter of fiscal 2014, respectively, compared to 4.6 and 4.5 percent for the same periods in fiscal 2013 due primarily to decreases in our retail portfolio yields.  Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during the first nine months and third quarter of fiscal 2014.

Depreciation on Operating Leases

Depreciation on operating leases increased 11 percent and 14 percent during the first nine months and third quarter of fiscal 2014, respectively, as compared to the same periods in fiscal 2013.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding coupled with a decline in used vehicle values during the first nine months and third quarter of fiscal 2014 as compared to the same periods in fiscal 2013.

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

Three Months Ended			Nine Months Ended
December 31,			December 31,
(Dollars in millions)	2013	2012	2013	2012
Interest expense on debt	$325	$330	$963	$1,014
Interest expense on derivatives	(33)	(4)	(60)	6
Interest expense on debt and derivatives	292	326	903	1,020

Ineffectiveness related to hedge accounting derivatives	(1)	(2)	(3)	(8)
Gain on non-hedge accounting foreign currency transactions	(87)	(189)	(185)	(37)
Loss (gain) on non-hedge accounting foreign currency swaps	153	224	384	(14)
Loss (gain) on non-hedge accounting interest rate swaps	29	(75)	137	(336)
Total interest expense	$386	$284	$1,236	$625

During the first nine months of fiscal 2014, total interest expense increased to $1,236 million from $625 million during the same period of fiscal 2013. The primary driver of the increase in total interest expense was an increase in swap rates during the first nine months of fiscal 2014, resulting in valuation losses on non-hedge accounting interest rate swaps and foreign currency swaps, net of associated foreign currency transactions and was partially offset by a decrease in interest expense on debt. Although the notional amount of debt increased during the first nine months of fiscal 2014 compared to the same period in fiscal 2013, the average interest rate on our outstanding debt declined due to the combined effects of higher interest rates on maturing debt and lower interest rates on newly issued debt. During the third quarter of fiscal 2014, interest expense increased to $386 million from $284 million during the same period of fiscal 2013 primarily as a result of swap rate increases causing a valuation loss on our non-hedge accounting interest rate swaps.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $963 million and $325 million during the first nine months and third quarter of fiscal 2014 from $1,014 million and $330 million in the same periods in fiscal 2013 primarily as a result of a lower weighted average interest rate on our debt portfolio, partially offset by higher debt balances.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first nine months and third quarter of fiscal 2014, we recorded net interest income of $60 million and $33 million, respectively, compared to net interest expense of $6 million and net interest income of $4 million, respectively, during the same periods of fiscal 2013.

During the first nine months and third quarter of fiscal 2014, we experienced losses of $199 million and $66 million on our foreign currency transactions net of the associated foreign currency swaps. The losses during the first nine months of fiscal 2014 resulted from an increase in swap rates in certain foreign currencies in which our currency swaps are denominated. During the first nine months and third quarter of fiscal 2013, we recorded a gain of $51 million and a loss of $35 million, respectively, on our foreign currency transactions net of the associated foreign currency swaps.

We recorded valuation losses of $137 million and $29 million on non-hedge accounting interest rate swaps during the first nine months and third quarter of fiscal 2014, respectively, as a result of increases in U.S. dollar swap rates. We recorded valuation gains of $336 million and $75 million on non-hedge accounting interest rate swaps during the first nine months and third quarter of fiscal 2013, respectively, as a result of a decrease in U.S. dollar swap rates.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $102 million and $63 million for the first nine months and third quarter of fiscal 2014, compared to $107 million and $88 million for the same periods in fiscal 2013.  The decrease in the provision for credit losses for fiscal 2014 was due to lower default frequency as a result of improved delinquency levels.  Lower default frequency was partially offset by higher loss severity, driven by declines in used vehicle values.  The overall credit quality of our consumer portfolio in the first nine months of fiscal 2014 continued to benefit from our continued focus on purchasing practices and collection efforts.

Operating and Administrative Expenses

Operating expenses increased during the first nine months and third quarter of fiscal 2014 compared to the same periods in fiscal 2013 primarily due to increases in employee expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Agreements (units in thousands)
Issued	427	379	13%	1,361	1,161	17%
In force	5,968	5,751	4%	5,968	5,751	4%

Insurance earned premiums and contract revenues	$148	$146	1%	$444	$453	(2)%
Investment and other income, net	46	51	(10)%	32	103	(69)%
Gross revenues from insurance
operations	194	197	(2)%	476	556	(14)%

Less:
Insurance losses and loss
adjustment expenses	57	77	(26)%	196	231	(15)%
Operating and administrative
expenses	50	47	6%	147	132	11%
Provision for income taxes	31	30	3%	48	75	(36)%
Net income from insurance operations	$56	$43	30%	$85	$118	(28)%

Our insurance operations reported net income of $85 million and $56 million for the first nine months and third quarter of fiscal 2014, compared to $118 million and $43 million for the same periods in fiscal 2013.  The decrease in net income for the first nine months of fiscal 2014 was attributable to a $71 million decrease in investment and other income, a $15 million increase in operating and administrative expenses and a $9 million decrease in insurance earned premiums and contract revenues, partially offset by a $35 million decrease in insurance losses and loss adjustment expenses and a $27 million decrease in provision for income taxes. The increase in net income for the third quarter of fiscal 2014 was attributable to a $20 million decrease in insurance losses and loss adjustment expenses and a $2 million increase in insurance earned premiums and contract revenues, partially offset by a $5 million decrease in investment and other income, a $3 million increase in operating and administrative expenses and a $1 million increase in provision for income taxes.

Agreements issued increased by 17 percent and 13 percent during the first nine months and third quarter of fiscal 2014 compared to the same period in fiscal 2013.  The increase was primarily due to the overall increase in TMS vehicle sales, as well as improved sales effectiveness. The number of agreements in force, which represent active insurance policies written and contracts issued, increased by 4 percent at December 31, 2013 compared to the prior year, primarily due to an increase in the number of prepaid maintenance agreements issued.

Our insurance operations reported insurance earned premiums and contract revenues of $444 million and $148 million for the first nine months and third quarter of fiscal 2014, compared to $453 million and $146 million for the same periods in fiscal 2013.  Insurance earned premiums and contract revenues represent revenues from agreements in force and are affected by sales volume as well as the level, age, and mix of agreements in force.  Our insurance earned premiums and contract revenues decreased slightly for the first nine months of fiscal 2014, compared to the same period in fiscal 2013, primarily due a decrease in the average number of agreements in force during the period. Our insurance earned premiums and contract revenues increased slightly for the third quarter of fiscal 2014, compared to the same period in fiscal 2013, primarily due to an increase in the average number of agreements in force during the period.

Our insurance operations reported investment and other income of $32 million and $46 million for the first nine months and third quarter of fiscal 2014, compared to $103 million and $51 million for the same periods in fiscal 2013.  Investment and other income consists primarily of dividend and interest income, realized gains and losses and other-than-temporary impairments on available-for-sale securities, if any.  The decrease in investment and other income for the first nine months and third quarter of fiscal 2014 were due to other-than-temporary impairment write-downs of $54 million and $1 million, respectively, for various fund investments and fixed income securities resulting from interest rate volatility, as well as a decrease in dividend and interest income and realized gains on available-for-sale securities.  Continued volatility in interest rates could result in additional future write-downs if conditions indicate that additional investments are other-than-temporarily impaired.

Our insurance operations reported insurance losses and loss adjustment expenses of $196 million and $57 million for the first nine months and third quarter of fiscal 2014, compared to $231 million and $77 million for the same periods in fiscal 2013.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations. Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The decrease in insurance losses and loss adjustment expenses for the first nine months and third quarter of fiscal 2014 compared to the same periods in fiscal 2013 was primarily due to lower losses on our inventory insurance, prepaid maintenance and vehicle service agreement products. The decrease in our inventory insurance losses was primarily due to higher levels of losses as a result of the occurrence of Hurricane Sandy in October 2012, which caused wide-spread flooding and power outages across large portions of the Northeastern United States. The decrease in our prepaid maintenance losses was primarily due to a decrease in claim frequency as a result of the expiration of affiliate agreements issued in support of special TMS sales and customer loyalty programs. The decrease in losses attributable to our vehicle service agreements was primarily due to lower claim frequency as a result of enhanced focus on loss mitigation.

Our insurance operations reported operating and administrative expenses of $147 million and $50 million for the first nine months and third quarter of fiscal 2014, compared to $132 million and $47 million for the same periods in fiscal 2013.  The increase was attributable to higher product expenses, general operating expenses and insurance dealer back-end program expenses, which are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.

Provision for Income Taxes

Our total provision for income taxes for the first nine months and third quarter of fiscal 2014 was $315 million and $113 million, respectively, compared to $635 million and $156 million for the same periods in fiscal 2013.  Our effective tax rate was  37 percent for both the first nine months and third quarter of fiscal 2014 and 37 percent and 36 percent for the first nine months and third quarter of fiscal 2013, respectively.  The change in our provision for income taxes is consistent with the change in our income before tax in the first nine months and third quarter of fiscal 2014 compared to the same periods in fiscal 2013.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2013	2012	Change	2013	2012	Change
TMS new sales volume1	425	401	6%	1,342	1,244	8%

Vehicle financing volume2
New retail contracts	167	160	4%	545	536	2%
Used retail contracts	73	74	(1)%	233	217	7%
Lease contracts	107	79	35%	340	238	43%
Total	347	313	11%	1,118	991	13%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	92	94	(2)%	321	305	5%
Used retail contracts	19	28	(32)%	65	68	(4)%
Lease contracts	99	62	60%	313	193	62%
Total	210	184	14%	699	566	23%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	55.1%	58.8%		58.9%	56.9%
Used retail contracts	26.0%	37.8%		27.9%	31.3%
Lease contracts	92.5%	78.5%		92.1%	81.1%
Overall subvened contracts	60.5%	58.8%		62.5%	57.1%

Market share:3
Retail contracts	39.0%	39.9%		40.5%	43.0%
Lease contracts	25.2%	19.7%		25.3%	19.1%
Total	64.2%	59.6%		65.8%	62.1%

1
Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 85% Toyota and 15% Lexus vehicles for the first nine months of fiscal 2014 and 81% Toyota and 19% Lexus vehicles for the third quarter of fiscal 2014.  TMS new sales volume is comprised of approximately 85% Toyota and 15% Lexus vehicles for the first nine months of fiscal 2013 and 83% Toyota and 17% Lexus vehicles for the third quarter of fiscal 2013.

2
Total financing volume is comprised of approximately 81% Toyota, 16% Lexus, and 3% non-Toyota/Lexus vehicles for the first nine months of fiscal 2014 and approximately 78% Toyota, 19% Lexus, and 3% non-Toyota/Lexus vehicles third quarter of fiscal 2014.  Total financing volume is comprised of approximately 82% Toyota, 15% Lexus, and 3% non-Toyota/Lexus vehicles for the first nine months of fiscal 2013 and 81% Toyota, 16% Lexus, and 3% non-Toyota/Lexus for the third quarter of fiscal 2013.

3
Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased 8 percent and 6 percent for the first nine months and third quarter of fiscal 2014, respectively, compared to the same periods in fiscal 2013 driven by new product and model launches and higher consumer demand.

Our financing volume increased 13 percent and market share also increased in the first nine months of fiscal 2014 compared to the same period in fiscal 2013.  The increase in volume was driven primarily by the increase in consumer demand and an increase in retail and lease subvention.  Lease volume increased more significantly than retail volume in the first nine months and third quarter of fiscal 2014 due primarily to a higher focus by TMS on lease subvention compared to the same periods in fiscal 2013.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	December 31, 2013	March 31, 2013	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$49,632	$47,679	4%
Dealer financing, net	16,494	14,888	11%
Total finance receivables, net	66,126	62,567	6%
Investments in operating leases, net	23,541	20,384	15%
Net earning assets	$89,667	$82,951	8%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	1,003	996	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	479	480	-%
Industrial equipment dealers	139	140	(1)%
Total number of dealers receiving
wholesale financing	1,621	1,616	-%

Dealer inventory outstanding (units in thousands)	350	300	17%

1  Includes direct finance leases.
2  Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 2 percent and 4 percent during the first nine months and third quarter of fiscal 2014, respectively, compared to the same periods in fiscal 2013.  In addition, our used retail contract volume increased 7 percent during the first nine months of fiscal 2014 and decreased 1 percent during the third quarter of fiscal 2014 compared to the same periods in fiscal 2013.  The increase in new and used vehicle financing volume during the first nine months of fiscal 2014 contributed to the increase in retail finance receivables, net at December 31, 2013.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during the first nine months and third quarter of fiscal 2014 increased 43 percent and 35 percent, respectively, as compared to the same periods in fiscal 2013.  Much of the increase during the first nine months and third quarter of fiscal 2014 was attributable to an increase in TMS sales and a higher focus on lease subvention during the periods, resulting in a 15 percent increase in investments in operating leases, net at December 31, 2013 as compared to the balance at March 31, 2013.

Dealer Financing and Earning Assets

Dealer financing, net increased 11 percent from March 31, 2013, primarily due to an increase in dealer inventory outstanding.  The total number of dealers receiving wholesale financing was relatively consistent with March 31, 2013.

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

Depreciation on Operating Leases

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2013	20121	Change	2013	20121	Change
Depreciation on operating
leases (dollars in millions)	$1,033	$907	14%	$2,950	$2,653	11%
Average operating lease units
outstanding (in thousands)	881	810	9%	853	798	7%

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

Depreciation expense on operating leases increased 11 percent and 14 percent during the first nine months and third quarter of fiscal 2014 as compared to the same periods in fiscal 2013, due primarily to an increase in the average operating lease units outstanding over the same periods and a decline in used vehicle values during the first nine months of fiscal 2014.  The level of lease maturities during the first nine months of fiscal 2014 increased as compared to the same period in fiscal 2013.  Lease maturities are expected to continue to remain higher than our historical pattern for the next few years as a result of the recent increase in leasing volume.  This increase could affect return rates, used vehicle values and depreciation expense.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first nine months of fiscal 2014 continued to benefit from our continued focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically are of better credit quality than non-subvened contracts.

	December 31,	March 31,	December 31,
	2013	2013	2012
Net charge-offs as a percentage of average gross earning assets 1
Finance receivables	0.29%	0.29%	0.31%
Operating leases	0.19%	0.18%	0.17%
Total	0.27%	0.27%	0.28%

Default frequency as a percentage of outstanding contracts	1.13%	1.23%	1.27%
Average loss severity per unit	$6,208	$5,737	$5,508

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 2
Finance receivables 3	0.27%	0.19%	0.27%
Operating leases 3	0.20%	0.18%	0.23%
Total	0.25%	0.19%	0.26%

1	Net charge-off ratios have been annualized using nine month results for the periods ended December 31, 2013 and 2012.
2	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets remained relatively consistent at 0.27 percent at December 31, 2013 compared to 0.28 percent at December 31, 2012.

Default frequency as a percentage of outstanding contracts decreased to 1.13 percent during the first nine months of fiscal 2014 compared to 1.27 percent during the same period in fiscal 2013.  The improvement in default frequency was driven by our continued focus on collection efforts and general improvement in overall portfolio quality.  Default frequency was higher for the fiscal year ended March 31, 2013 compared to the first nine months of fiscal 2014 due to units lost or damaged in Hurricane Sandy in the latter half of fiscal 2013.

Our average loss severity for the first nine months of fiscal 2014 was affected by the decline in used vehicle values compared to the first nine months of fiscal 2013.  Severity for the first nine months of fiscal 2014 was also higher than severity for the fiscal year ended March 31, 2013 due to the receipt of vehicle insurance proceeds related to Hurricane Sandy during fiscal 2013, which resulted in lower severity per unit.

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

The following table provides information related to our allowance for credit losses for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2013	2012	2013	2012
Allowance for credit losses at beginning of period	$467	$549	$527	$619
Provision for credit losses	63	88	102	107
Charge-offs, net of recoveries1	(74)	(77)	(173)	(166)
Allowance for credit losses at end of period	$456	$560	$456	$560

1 Charge-offs are shown net of recoveries of $19 million and $64 million for the three and nine months ended December 31, 2013, respectively, and recoveries of $18 million and $59 million for the three and nine months ended December 31, 2012, respectively.

During the first nine months of fiscal 2014, our allowance for credit losses decreased $71 million from $527 million at March 31, 2013.  Despite recent higher loss severity, the decline in our allowance for credit losses during the first nine months of fiscal 2014 was due largely to favorable delinquency and default frequency in relation to our historical patterns.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	December 31, 2013	March 31, 2013
Commercial paper1	$27,012	$24,590
Unsecured notes and loans payable2	47,938	46,707
Secured notes and loans payable	7,195	7,009
Carrying value adjustment3	548	526
Total debt	$82,693	$78,832

1	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $4.3 billion to $7.3 billion with an average balance of $5.3 billion for the third quarter of fiscal 2014.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support is provided to us by our indirect parent Toyota Financial Services Corporation (“TFSC”), and, in turn to TFSC by Toyota Motor Corporation (“TMC”).  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreement from TMC is not a guarantee by TMC of any securities or obligations of TFSC.  The credit support agreement from TFSC is not a guarantee by TFSC of any securities of TMCC.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified countries for which these conditions exist:  Portugal, Ireland, Italy, Greece, Spain, Cyprus and certain other countries.  We do not currently have exposure to these or other European sovereign counterparties.  As of December 31, 2013, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $18.4 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of December 31, 2013.  As of December 31, 2013, less than 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our fiscal 2013 Form 10-K for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $25.6 billion to $27.5 billion during the quarter ended December 31, 2013, with an average outstanding balance of $26.6 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20131	$26,716	$13,598	$803	$5,777	$46,894
Issuances during the nine months
ended December 31, 2013	7,650 2	2,242 3	-	650 4	10,542
Maturities and terminations
during the nine months
ended December 31, 2013	(5,545)	(2,647)	-	(900)	(9,092)
Balance at December 31, 20131	$28,821	$13,193	$803	$5,527	$48,344

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

2
MTNs and domestic bonds issued during the first nine months of fiscal 2014 had terms to maturity ranging from approximately 1 year to 10 years, and had interest rates at the time of issuance ranging from 0.2 percent to 2.0 percent.

3
EMTNs issued during the first nine months of fiscal 2014 had terms to maturity ranging from approximately 1 year to 7 years, and had interest rates at the time of issuance ranging from 0.5 percent to 3.8 percent.

4	Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 3 years, and had interest rates at the time of issuance ranging from 0.1 percent to 0.5 percent.
5
Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay float interest rate swaps.  Refer to “Derivative Instruments” for further discussion.

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets. We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2015.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge provisions.  We are in compliance with these covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2013, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €33 billion was available for issuance at December 31, 2013.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of December 31, 2013 and March 31, 2013, we did not have any outstanding lease securitization transactions registered with the SEC.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In fiscal 2013, TMCC, TCPR and other Toyota affiliates were parties to a $3.8 billion 364 day syndicated bank credit facility, a $3.8 billion three year syndicated bank credit facility and a $3.8 billion five year syndicated bank credit facility, expiring in fiscal 2014, 2016, and 2018, respectively.  In November 2013, these agreements were terminated and TMCC, TCPR and other Toyota affiliates entered into a $4.3 billion 364 day syndicated bank credit facility, a $4.3 billion three year syndicated bank credit facility and a $4.3 billion five year syndicated bank credit facility, expiring in fiscal 2015, 2017, and 2019, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2013 and March 31, 2013.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2013, TMCC had committed bank credit facilities totaling $5.4 billion of which $1.0 billion, $2.4 billion, $1.9 billion and $150 million mature in fiscal 2014, 2015, 2016 and 2017, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2013 and March 31, 2013.  We are in compliance with the covenants and conditions of the credit agreements described above.

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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge interest rate and foreign currency risks.  We enter into derivative transactions with the intent to reduce long term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements.  Gains and losses on derivatives are recorded in interest expense.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	December 31, 2013	March 31, 2013
Gross derivatives assets, net of credit valuation adjustment	$1,372	$1,719
Less: Counterparty netting and collateral	(1,323)	(1,661)
Derivative assets, net	$49	$58

Gross derivative liabilities, net of credit valuation adjustment	$1,018	$897
Less: Counterparty netting and collateral	(1,005)	(892)
Derivative liabilities, net	$13	$5
Embedded derivative liabilities	$-	$12

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2013, we held collateral of $794 million which offset derivative assets, and we posted collateral of $476 million which offset derivative liabilities.  We also held collateral of $32 million which we did not use to offset derivative assets and we posted collateral of $9 million which we did not use to offset derivative liabilities.  As of March 31, 2013, we held collateral of $953 million which offset derivative assets, and we posted collateral of $184 million which offset derivative liabilities.  We held collateral of $3 million which we did not use to offset derivative assets, and we posted collateral of $6 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at December 31, 2013 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of December 31, 2013, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2013 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	December 31, 2013	March 31, 2013
Credit Rating
AA	$-	$1
A	50	56
BBB	-	2
Total net counterparty credit exposure	$50	$59

We exclude credit valuation adjustments of $1 million at December 31, 2013 and March 31, 2013, related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended December 31, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below.  For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings.

TMC has informed us that during the quarter ended December 31, 2013, Tokyo Toyota Motor Co., Ltd. (“Tokyo Toyota Motor”), a wholly owned indirect subsidiary of TMC, performed maintenance services for Toyota vehicles owned by the Iranian Embassy in Japan.

These activities contributed an insignificant amount to gross revenues and net profit to TMC.  TMC believes that these transactions would not subject it or its affiliates to U.S. sanctions.  As of the date of this report, TMC has informed us that Tokyo Toyota Motor may, if requested by the Iranian Embassy in Japan, continue to perform maintenance services relating to vehicles owned by such Embassy, in accordance with applicable laws and regulations, in order to honor TMC’s commitment to the safety and reliability of its vehicles.

ITEM 6.   EXHIBITS

See Exhibit Index on page 76.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 12, 2014	By /S/ MICHAEL GROFF

Michael Groff
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2014	By /S/ CHRIS BALLINGER

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

10.1
364 Day Credit Agreement, dated as of November 22, 2013, among Toyota Motor Credit Corporation, (“TMCC”), Toyota Credit de Puerto Rico Corp. (“TCPR”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit Canada Inc. (“TCCI”) and Toyota Kreditbank GMBH (“TKG”), as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp. (“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”) and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.

		(11)
_______________
(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 13, 2013, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated November 25, 2013, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.2	Three Year Credit Agreement, dated as of November 22, 2013, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.	(12)

10.3	Five Year Credit Agreement, dated as of November 22, 2013, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.	(13)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

_______________
(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated November 25, 2013, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated November 25, 2013, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

79