Form 10-K
period 2014-03-31
TOYOTA MOTOR CREDIT CORP
filed 2014-05-29
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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
Yes __    No  ☒

As of April 30, 2014, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:       None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K
For the fiscal year ended March 31, 2014

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

We provide a variety of finance and insurance products to authorized Toyota (including Scion) and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and Puerto Rico.  In addition, we also provide financing to industrial equipment dealers and their customers in the U.S.  Our products fall primarily into the following categories:

▪
Finance - We acquire a broad range of retail finance products including consumer and commercial installment sales contracts (collectively referred to as “retail contracts”) in the U.S. and Puerto Rico and leasing contracts accounted for as either direct finance leases or operating leases (“lease contracts”) from vehicle and industrial equipment dealers in the U.S.  We collectively refer to our retail and lease contracts as the consumer portfolio.  We also provide dealer financing, including wholesale financing (also referred to as floorplan financing), working capital loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

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

Seasonality

Revenues generated by our retail and lease contracts are generally not subject to seasonal variations.  Financing volume is subject to a certain degree of seasonality.  This seasonality does not have a significant impact on revenues as collections, generally in the form of fixed payments, occur over the course of several years.  We are subject to seasonal variations in credit losses, which are historically higher in the first and fourth calendar quarters of the year.

Geographic Distribution of Operations

As of March 31, 2014, approximately 21 percent of vehicle retail and lease contracts were concentrated in California, 11 percent in Texas, 8 percent in New York and 6 percent in New Jersey.  As of March 31, 2014, approximately 27 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 5 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We acquire retail and lease contracts from, and provide financing and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers and their customers in the U.S. and Puerto Rico.  We also offer financing for various industrial and commercial products such as forklifts and light and medium-duty trucks.  Revenues related to transactions with industrial equipment dealers contributed approximately 4 percent to total financing revenues in the fiscal year ended March 31, 2014 (“fiscal 2014”) and approximately 3 percent in the fiscal years ended 2013 (“fiscal 2013”) and 2012 (“fiscal 2012”).

The table below summarizes our financing revenues, net of depreciation by primary product.

	Years ended March 31,
	2014	2013	2012
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	31%	32%	33%
Retail1	56%	56%	58%
Dealer	13%	12%	9%
Financing revenues, net of depreciation	100%	100%	100%

1	Includes direct finance lease revenues.

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

Credit analysts (located at the DSSOs) approve or reject all credit applications that are not auto-decisioned.  A credit analyst decisions applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly payment obligation, which is derived, among other things, from the amount financed and the term.  Our proprietary scoring system assists the credit analyst in the credit review process.

Completion of the financing process is dependent upon whether the transaction is a retail or lease contract.  For a retail contract transaction, we acquire the retail contract from vehicle and industrial equipment dealers and obtain a security interest in the vehicle or industrial equipment.  For a lease contract, except as described below under “Servicing”, we acquire the lease contract and concurrently assume ownership of the leased vehicle or industrial equipment.  We view our lease arrangements, including our operating leases, as financing transactions as we do not re-lease the vehicle or equipment upon default or lease termination.

We regularly review and analyze our retail and lease contract portfolio to evaluate the effectiveness of our underwriting guidelines and purchasing criteria.  If external economic factors, credit losses or delinquency experience, market conditions or other factors change, we may adjust our underwriting guidelines and purchasing criteria in order to change the asset quality of our portfolio.

Subvention

In partnership with Toyota Motor Sales, U.S.A., Inc. (“TMS”), Toyota Material Handling, U.S.A., Inc. (“TMHU”), and Hino Motor Sales, U.S.A., Inc. (“HINO”), we may offer special promotional rates, which we refer to as subvention programs.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the United States.  TMHU is the primary distributor of Toyota forklifts in the U.S., and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. (a TMC subsidiary).  These affiliates pay us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales.  The amount of subvention received varies based on the mix of Toyota, Lexus and Scion vehicles and industrial equipment included in the promotional rate programs, and the timing of programs.  Subvention payments are received at the beginning of the retail or lease contract.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income for lease contracts.  A large portion of our retail and lease contracts is subvened.

Servicing

Our CSCs are responsible for servicing the vehicle retail and lease contracts.  A centralized department monitors bankruptcy administration, including related post charge-off and recovery activities.  A centralized collection department manages the remediation (if applicable) and liquidation of each retail and lease contract.   Our industrial equipment retail and lease contracts are serviced at a centralized facility.

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

We may, in accordance with our customary servicing procedures, offer rebates, waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the retail and lease contracts.   In addition, we may defer a customer’s obligation to make a payment by extending the contract term.

Substantially all of our retail and lease contracts are non-recourse to the vehicle and industrial equipment dealers, which relieves the vehicle and industrial equipment dealers from financial responsibility in the event of default.

We may experience a higher risk of loss if customers fail to maintain required insurance coverage.  The terms of our retail contracts require customers to maintain physical damage insurance covering loss or damage to the financed vehicle or industrial equipment in an amount not less than the full value of the vehicle or equipment.  The terms of each contract allow but do not require us to obtain any such coverage on behalf of the customer.  In accordance with our normal servicing procedures, we do not obtain insurance coverage on behalf of the customer.  Our vehicle lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle. We currently do not monitor ongoing maintenance of insurance as part of our customary servicing procedures for retail or lease accounts.

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to certain leased vehicles in specified states.  This arrangement was established to facilitate lease securitizations.  We service lease contracts acquired by the Titling Trust from Toyota and Lexus vehicle dealers in the same manner as lease contracts owned directly by us.  We hold an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in our lease assets.

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

TMCC and TMS are parties to an agreement pursuant to which TMS will arrange for the repurchase of new Toyota, Lexus and Scion vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under wholesale financing.  TMCC is also party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties, at the request of TMS or private Toyota distributors, and TMS or the applicable private distributor guarantees the payments by such borrowers.

Other Dealer Financing

We provide working capital loans, revolving lines of credit, and real estate financing to vehicle and industrial equipment dealers for facilities construction and refurbishment, working capital requirements, real estate purchases and other general business purposes.  Our credit facility pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and insurance business and the credit worthiness of each dealer.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by the personal or corporate guarantees of the dealer principals or dealerships.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities according to the risks assumed in entering into the credit facility and competitive factors.

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

INSURANCE OPERATIONS

TMCC markets its insurance products through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary. The principal activities of Toyota Motor Insurance Services, Inc. and its insurance company subsidiaries (collectively referred to as “TMIS”) include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and other domestic and import franchised dealers and their customers in the U.S.  TMIS also provides other coverage and related administrative services to certain of our affiliates in the U.S.

Gross revenues from insurance operations on a consolidated basis comprised 8 percent of total gross revenues for fiscal 2014, 9 percent for fiscal 2013 and 8 percent for fiscal 2012.

Products and Services

TMIS offers various products and services on Toyota, Lexus, Scion and other domestic and import vehicles, such as vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance contracts, excess wear and use agreements, and tire and wheel protection agreements.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection insurance, or debt cancellation agreements, provides coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle.  Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals.  Excess wear and use agreements are available on leases of Toyota, Lexus and Scion vehicles and protects against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection, which was introduced in December 2013, provides coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to defect in material or workmanship, to the extent not covered by manufacturer or tire distributor warranty.

Prior to March 1, 2014, Toyota, Lexus, and other domestic and import vehicle dealers obtained coverage for inventory financed by TMCC through TMIS.  Beginning March 1, 2014, participating Toyota, Lexus, and other domestic and import vehicle dealers obtain coverage for eligible vehicle inventory through a third party who cedes 100% of the business to TMIS.  TMIS continues to purchase third party reinsurance covering the excess of certain dollar maximums per occurrence and in the aggregate, the amount of which remains unchanged.  Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.

TMIS obtains a portion of vehicle service contract business by providing TMS contractual indemnity coverage on certified Toyota, Lexus and Scion pre-owned vehicles.  TMIS also provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS provides coverage, 99 percent of the risk is ceded to various reinsurers.  In addition, TMIS provides property deductible reimbursement insurance to TMS and affiliates covering losses incurred under their primary policy.

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the retail sale of Toyota, Lexus and Scion vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the U.S.  Automobiles and light-duty trucks sold by TMS totaled 2.2 million units for fiscal 2014 compared to 2.1 million units for fiscal 2013 and 1.7 million units for fiscal 2012.  Toyota, Lexus and Scion vehicles accounted for approximately 14 percent of all retail automobile and light-duty truck unit sales volume in the U.S. during fiscal 2014, compared to 14 percent during fiscal 2013 and 13 percent during fiscal 2012.

Certain retail and lease sales programs on vehicles and industrial equipment are subvened by our affiliates.  TMS sponsors subvention programs on certain new and used Toyota, Lexus and Scion vehicles that result in reduced scheduled payments for qualified retail and lease customers.  Reduced scheduled payments on certain Toyota industrial equipment for qualified lease and retail customers are subvened by various affiliates.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales.

TMCC and TMS are parties to a shared services agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided between the companies.  In addition, TMCC and TMS are parties to an agreement that provides that TMS will arrange for the repurchase of new Toyota, Lexus and Scion vehicles at the aggregate cost financed by TMCC in the event a vehicle dealer defaults under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties, at the request of TMS or private Toyota distributors, and TMS or the applicable private distributor guarantees the payments by such borrowers.

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

Additionally, TFSC and TMCC were parties to conduit finance agreements pursuant to which TFSC acquired funds from lending institutions solely for the benefit of TMCC, and in turn, provided these funds to TMCC.  The last of these agreements expired in April 2012.

TMIS provides administrative services and various types of coverage to TMS and affiliates, including contractual indemnity coverage for TMS’ certified pre-owned vehicle program, umbrella liability insurance, and property deductible reimbursement insurance.

See Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

COMPETITION

We operate in a highly competitive environment and compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, and finance companies.  To a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail consumer contracts through Toyota and Lexus dealers. We compete with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing.  No single competitor is dominant in the industry.  We compete primarily through service quality, our relationship with TMS, and financing rates.  We seek to provide exceptional customer service and competitive financing programs to our vehicle and industrial equipment dealers and to their customers. Our affiliation with TMS offers an advantage in providing financing or leases of Toyota, Lexus and Scion vehicles.

Competition for the principal products and services provided through our insurance operations is primarily from national and regional independent service contract providers.  We compete primarily through service quality, our relationship with TMS and product benefits.  Our affiliation with TMS provides an advantage in selling our insurance products and services.

REGULATORY ENVIRONMENT

Our finance and insurance operations are regulated under both federal and state law.  Our finance operations are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Leasing Act, the Fair Credit Reporting Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.  The Truth in Lending Act and the Truth in Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies and identity theft prevention requirements.  We are also subject to the Servicemembers Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty.  Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data.  In addition, the dealers who originate our retail and lease contracts also must comply with both state and federal credit and trade practice statutes and regulations.  Failure of the dealers to comply with these statutes and regulations could result in remedies that could have an adverse effect on us.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law.  The scope of the Dodd-Frank Act has broad implications for the financial services industry.  The Dodd-Frank Act affects the offering, marketing and regulation of consumer finance products and services, including some of our products and services.  In particular, two of the primary purposes of the Consumer Financial Protection Bureau (“CFPB”), created by the Dodd-Frank Act, are to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from discrimination and unfair, deceptive and abusive practices.  The CFPB has broad regulatory, examination and enforcement powers over consumer financial products and services (which include, among others, retail and lease contracts that we purchase) and supervisory authority over certain depository institutions and non-depository institutions.

While we are not currently subject to the CFPB’s supervisory authority, CFPB staff have recently stated that the CFPB plans, by rule, to expand the scope of its supervisory authority to include larger participants in the auto lending market, which would likely include us.  The CFPB has also been conducting fair lending examinations and investigations of automobile lenders and their dealer participation policies and other compensation practices.  Although the impact of the CFPB on our business remains uncertain, it appears that the CFPB is increasing its focus on auto finance providers.

In addition, the CFPB has recently indicated an intention to prescribe rules implementing the Fair Debt Collections Practices Act (“FDCPA”) that would apply to first-party creditors such as ourselves.  First-party creditors are expressly excluded from the scope of the FDCPA, but the CFPB is proposing to use its rule-making authority on the prohibition of unfair, deceptive, or abusive acts and practices to apply the rules more broadly.  The impact of these anticipated rules to our business remains uncertain.

CFPB supervision, regulation, inquiries and related enforcement action, if any, may increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

The CFPB, together with the U.S. Department of Justice (“DOJ”), have requested us to provide certain information about our purchases of auto loans from dealers and discretionary pricing practices.  We are voluntarily cooperating with the request for information.  Neither the CFPB nor the DOJ has alleged any wrongdoing on our part.

The CFPB has also recently begun reviews concerning certain other automobile lending practices, including the sale of extended warranties, credit insurance and other add-on products. In addition, the CFPB and the Federal Trade Commission (“FTC”) have recently become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities. Both the FTC and CFPB announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to auto finance providers and the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material effect on our financial condition, liquidity and results of operations.

The Dodd-Frank Act also established the Financial Stability Oversight Council (the “FSOC”), which may designate non-bank financial companies that pose systemic risk to the U.S. financial system (“SIFIs”) to be  supervised by the Federal Reserve.  The Federal Reserve is required to establish and apply enhanced prudential standards to SIFIs, including capital, liquidity, counterparty exposure, resolution plan and overall risk management standards.  To date, we have not received notification from the FSOC that we are being considered for designation but, if we were designated, we could experience increased compliance costs, the need to change our business practices, and other adverse effects on our business.

In addition to the FSOC process, certain parallel regulatory efforts are underway on an international level.  In January 2014, the Financial Stability Board (“FSB”) – an international standard-setting authority – proposed a methodology for assessing and designating non-bank non-insurer global-SIFIs (“G-SIFI”).  It is unclear when this framework will be finalized, what form a final framework may take, what policy measures will be recommended to apply to G-SIFIs, and whether TMCC or any of its affiliates would be designated and subject to additional regulatory requirements due to any potential G-SIFI designation.

In addition, FSOC-designated SIFIs could be charged assessments under the new Orderly Liquidation Authority (“OLA”), which was created by the Dodd-Frank Act to provide the Federal Deposit Insurance Corporation (“FDIC”) with authority to resolve large, complex financial companies outside of the normal bankruptcy process.  The amount of any such assessments is not yet clear.   Further, we could be placed into resolution under the OLA if the U.S. Treasury Secretary (in consultation with the President of the United States) were to determine that we were in default or danger of default and that our resolution under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States.  Resolution under the OLA could result in changes in our structure, organization, and funding, and the repudiation of certain of our contracts by the FDIC, as receiver under the OLA.

As directed by the Dodd-Frank Act, on December 10, 2013, various federal financial regulators adopted final regulations to implement the Volcker Rule.  The Volcker Rule generally prohibits companies affiliated with U.S. insured depository institutions from engaging in “proprietary trading” or acquiring or retaining any ownership interest in, sponsoring, or engaging in certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us, but we are assessing the full impact of the rule and the final implementing regulations.

Compliance with implementing the regulations under the Dodd-Frank Act or the oversight of the SEC or CFPB may impose costs on, create operational constraints for, or place limits on pricing with respect to finance companies such as us or our affiliates.  Federal regulatory agencies have issued numerous additional rulemakings to implement various requirements of the Dodd-Frank Act, but many of these rules remain in proposed form.  Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions.  Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for us to estimate the financial, compliance or operational impacts.

A majority of states (and Puerto Rico) have enacted legislation establishing licensing requirements to conduct financing activities. We must renew these licenses periodically.  Most states also impose limits on the maximum rate of finance charges.  In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers.  Some state and federal laws impose rate and other restrictions on credit transactions with customers in active military status.

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

Our insurance operations are subject to state insurance regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses and filings are required to offer certain products and services.  Certain products offered by TMIS are covered by federal and state privacy laws.  Insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business, must maintain minimum capital requirements and file annual financial information as determined by their state of domicile and the National Association of Insurance Commissioners.  Failure to comply with these requirements could have an adverse effect on insurance operations in a particular state.  We actively monitor applicable laws and regulations in each state in order to maintain compliance.

We continually review our operations for compliance with applicable laws.  Future administrative rulings, judicial decisions, legislation, regulations and regulatory guidance and supervision may require modification of our business practices and procedures.

See Item 1A. “Risk Factors – The regulatory environment in which we operate could have a material adverse effect on our business and operating results.”

EMPLOYEE RELATIONS

At April 30, 2014, we had approximately 3,210 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A.   RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our financial condition and operating results.

General business, economic, and geopolitical conditions may adversely affect our operating results and financial condition.

Our operating results and financial condition are affected by a variety of factors.  These factors include changes in the overall market for retail contracts, leasing or dealer financing, rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, the used vehicle market, levels of operating and administrative expenses (including, but not limited to, personnel costs and technology costs), general economic conditions, inflation, and fiscal and monetary policies in the United States, Europe and other countries in which we issue debt.   Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases.  This could reduce the demand for automotive retail, lease and wholesale financing.  In turn, lower used vehicle prices could affect charge-offs and depreciation on operating leases.

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, lower household incomes, increases in unemployment rates, and consumer and commercial bankruptcy filings, all of which could adversely affect vehicle sales and discretionary consumer spending.  These conditions may decrease the demand for our financing products, as well as increase our delinquencies and losses.  In addition, because our credit exposures are generally collateralized by vehicles, the severity of losses can be particularly affected by declines in used vehicle prices.   Vehicle and industrial equipment dealers may also be affected by economic slowdown and recession, which in turn may increase the risk of default of certain dealers within our portfolio.

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

Geopolitical conditions may also impact our operating results. Any political or military actions in response to terrorism, regional conflict or other events, could adversely affect general economic or industry conditions.

Our operating results and financial condition are heavily dependent on the sales of Toyota, Lexus and Scion vehicles and to a lesser extent the sales of Toyota forklifts and HINO commercial trucks.

Our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles, and to a lesser extent the sales of Toyota forklifts and HINO commercial trucks, as well as our ability to offer competitive financing and insurance products in the United States.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the United States.  TMHU is the primary distributor of Toyota forklifts and HINO is the exclusive distributor of commercial trucks manufactured by Hino Motors Ltd.  TMS, TMHU and HINO sponsor subvention programs offered by us in the United States on certain new and used Toyota, Lexus and Scion vehicles, Toyota forklifts and HINO commercial trucks. The level of subvention varies based on our affiliates’ marketing strategies, economic conditions and volume of vehicle sales.  Changes in the volume of sales would impact the level of our financing volume, insurance volume and results of operations.  These changes may result from governmental action, changes in consumer demand, recalls, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, Toyota forklifts and HINO commercial trucks, economic conditions, changes in the level of our affiliates’ sponsored subvention programs, increased competition, changes in pricing of imported units due to currency fluctuations or other reasons, or decreased or delayed vehicle production due to natural disasters, supply chain interruptions or other events.

Recalls and other related announcements by TMS could affect our business, financial condition and operating results.

TMS periodically conducts vehicle recalls which could include temporary suspensions of sales and production of certain Toyota and Lexus models. Because our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles, such events could adversely affect our business.  A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, will have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues. The credit performance of our dealer and consumer lending portfolios may also be adversely affected. In addition, a decline in values of used Toyota, Lexus and Scion vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, certain of TMCC’s affiliated entities are or may become subject to litigation and governmental investigations  and have or may become subject to fines or other penalties.  These factors could affect sales of Toyota, Lexus and Scion vehicles and, accordingly, could have a negative effect on our operating results and financial condition.

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

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion of liquidity risk.

Our allowance for credit losses may not be adequate to cover actual losses, which may adversely affect our financial condition and results of operations.

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date resulting from the non-performance of our customers and dealers under their contractual obligations.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, any or all of which may change. As a result, our allowance for credit losses may not be adequate to cover our actual losses.  In addition, changes in economic conditions affecting borrowers, accounting rules and related guidance, new information regarding existing portfolios, and other factors, both within and outside of our control, may require changes to the allowance for credit losses.  A material increase in our allowance for credit losses may adversely affect our financial condition and results of operations.

Refer to Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” for further discussion of the estimates involved in determining the allowance.

We use estimates and assumptions in determining the fair value of certain assets. If our estimates or assumptions prove to be incorrect, our financial condition and results of operations could be materially and adversely affected.

We use estimates and various assumptions in determining the fair value of many of our assets which in some cases do not have an established market value or are not publicly traded. Our assumptions and estimates may be inaccurate for many reasons.  For example, assumptions and estimates often involve matters that are inherently difficult to predict and are beyond our control (for example, macro-economic conditions and their impact on our dealers).  In addition, they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. As a result, our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our financial condition and results of operations.

Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

Investment market prices, in general, are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value and could negatively affect our revenues. Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in other comprehensive income or in other-than-temporary impairment within our results of operations. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, national and international events, and general market conditions.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could adversely affect our financial condition and results of operations.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. Those changes could adversely affect our financial condition and result of operations.

The FASB has recently proposed new financial accounting standards, and has many active projects underway which include potential for significant changes in the accounting for financial instruments (including loans, allowance for loan losses, and debt) and the accounting for leases, among others. It is possible that any changes, if enacted, could adversely affect our financial condition and results of operations.

A decrease in the residual values of our off-lease vehicles could negatively affect our operating results and financial condition.

We are exposed to risk of loss on the disposition of leased vehicles and industrial equipment to the extent that sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Among other factors, local, regional and national economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of vehicles, future plans for new Toyota, Lexus and Scion product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and inventory levels, and fuel prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our operating results and financial condition, due to our recognition of higher-than-anticipated losses recorded as depreciation expense in our Consolidated Statement of Income.

We are exposed to customer and dealer credit risk, which could negatively affect our operating results and financial condition.

Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any retail or lease contract with us or otherwise fail to perform as agreed.  The level of credit risk in our retail and lease portfolios is influenced primarily by two factors: the total number of contracts that experience default (“default frequency”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes as discussed below.

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

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud or natural disasters including earthquakes.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our insurance risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  Our corporate headquarters are located in the Los Angeles, California area, which is near major earthquake faults.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

Further, on April 28, 2014, we issued a press release announcing that, as part of TMC’s planned consolidation of its three separate North American headquarters for manufacturing, sales and marketing to a single new headquarters facility in Plano, Texas, our corporate headquarters would move from Torrance, California, to Plano, Texas, beginning in 2017. We do not expect that the relocation of our headquarters will change our corporate or leadership structure.  However, we note that there are uncertainties related to the relocation. We can give no assurance that the relocation will be completed as planned or within the expected timing.  In addition, the pending relocation may involve significant cost to us and the expected benefits of the move may not be fully realized due to associated disruption to operations and to personnel.

In addition, we periodically upgrade or replace our legacy transaction systems, which could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new systems.  These factors could have an adverse effect on our operating results and financial condition.

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

We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems.  We collect and store certain personal and financial information from employees, customers and other third parties.  Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, actions and penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers.

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

We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry.  Our debt, derivative and investment transactions, and our ability to borrow under committed and uncommitted credit facilities, could be adversely affected by the actions and commercial soundness of other financial institutions.  Deterioration of social, political, labor, or economic conditions in a specific country or region may also adversely affect the ability of financial institutions, including our derivative counterparties and lenders, to perform their contractual obligations.  Financial institutions are interrelated as a result of trading, clearing, lending and other relationships, and as a result, financial and political difficulties in one country or region may adversely affect financial institutions in other jurisdictions, including those with which we have relationships.  The failure of any financial institutions and other counterparties to which we have exposure, directly or indirectly, to perform their contractual obligations, and any losses resulting from that failure, may materially and adversely affect our liquidity, operating results or financial condition.

If we are unable to compete successfully or if competition increases in the businesses in which we operate, our operating results could be negatively affected.

We operate in a highly competitive environment.  We compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, finance companies, and to a lesser extent, other automobile manufacturers’ affiliated finance companies.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, revenues, and margins.  Further, the financial condition and viability of our competitors and peers may have an impact on the financial services industry in which we operate, resulting in changes in the demand for our products and services.  This could have an adverse impact on the volume of our business and our operating results.

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

As a provider of finance, insurance and other payment and vehicle protection products, we operate in a highly regulated environment.  We are subject to licensing requirements at the state level and to laws, regulation and examination at the state and federal levels.  We hold lending, leasing, insurance and debt collector licenses in the various states in which we do business.  We are obligated to comply with periodic reporting requirements and to submit to regular examinations as a condition of maintenance of our licenses and the offering of our products and services.  We must comply with laws that regulate our business, including in the areas of marketing, analytics, origination, collection and servicing.

At the federal level, Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations.  Among other things, the Dodd-Frank Act created the CFPB, which has broad regulatory, examination and enforcement powers over consumer financial products and services.  Two of the primary purposes of the CFPB are to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from discrimination and unfair, deceptive and abusive practices.  Although the impact of the CFPB on our business remains uncertain, it appears that the CFPB is increasing its focus on auto finance providers.  CFPB supervision, regulation, inquiries and related enforcement action, if any, may increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

The Dodd-Frank Act also established the FSOC, which is mandated with designating SIFIs.  In January 2014, an international standard-setting body, the FSB, also proposed – but has not yet finalized – a methodology for assessing and designating non-bank non-insurer G-SIFIs.  If TMCC or one of its affiliates were designated as a SIFI or, once the FSB finalizes its process, a G-SIFI, we could experience increased compliance costs, the need to change certain business practices, impairments to our profitability and competitiveness and other adverse effects on our business.

As directed by the Dodd-Frank Act, on December 10, 2013, various federal financial regulators adopted final regulations to implement the Volcker Rule, which generally prohibits companies affiliated with U.S. insured depository institutions from engaging in “proprietary trading” or certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us, but we are assessing the full impact of the rule and the final regulations.

Federal regulatory agencies have issued numerous additional rulemakings to implement various requirements of the Dodd-Frank Act, but many of these rules remain in proposed form.  Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions.  Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for us to estimate the financial, compliance or operational impacts.

Compliance with applicable law is costly and can affect operating results.  Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements.  Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers.  Changes in regulation could restrict our ability to operate our business as currently operated, could impose substantial additional costs or require us to implement new processes, which could adversely affect our business, prospects, financial performance or financial condition.  The failure to comply could result in significant statutory civil and criminal fines, penalties, monetary damages, attorneys’ fees and costs, restrictions on our ability to operate our business, possible revocation of licenses and damage to our reputation, brand and valued customer relationships. Any such costs, restrictions, revocations or damage could adversely affect our business, prospects, financial performance or financial condition.

Refer to Item 1. “Business – Regulatory Environment” for additional information on our regulatory environment.

Adverse economic conditions or changes in state laws may negatively affect our operating results and financial condition.

We are exposed to customer concentration risk in our retail, lease, dealer and insurance products in certain states.  Factors adversely affecting the economy and applicable laws in various states where we have concentration risk could have an adverse effect on our consolidated financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments to report.

ITEM 2.   PROPERTIES

Our finance and insurance headquarters operations are currently located in Torrance, California, and our facilities are leased from TMS.

On April 28, 2014, we issued a press release announcing that, as part of TMC’s planned consolidation of its three separate North American headquarters for manufacturing, sales and marketing to a single new headquarters facility in Plano, Texas, our corporate headquarters would move from Torrance, California, to Plano, Texas, beginning in 2017.

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

ITEM 3.   LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSA, and accordingly, all shares of TMCC’s stock are owned by TFSA.  There is no market for TMCC's stock.

In fiscal 2014, fiscal 2013 and fiscal 2012, TMCC declared and paid cash dividends to TFSA of $665 million, $1,487 million and $741 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended March 31,
(Dollars in millions)	2014	2013	20121	20111	20101

INCOME STATEMENT DATA
Financing revenues:
Operating lease	$5,068	$4,748	$4,722	$4,912	$4,761
Retail	1,897	2,062	2,371	2,791	3,086
Dealer	432	434	365	385	338
Total financing revenues	7,397	7,244	7,458	8,088	8,185

Depreciation on operating leases	4,012	3,568	3,368	3,377	3,586
Interest expense	1,340	940	1,300	1,614	2,023
Net financing revenues	2,045	2,736	2,790	3,097	2,576

Insurance earned premiums and contract
revenues	567	571	604	543	452
Investment and other income, net	135	173	113	236	228
Net financing revenues and other revenues	2,747	3,480	3,507	3,876	3,256

Expenses:
Provision for credit losses	170	121	(98)	(433)	604
Operating and administrative	965	911	857	1,059	760
Insurance losses and loss adjustment expenses	258	293	325	247	213
Total expenses	1,393	1,325	1,084	873	1,577
Income before income taxes	1,354	2,155	2,423	3,003	1,679
Provision for income taxes	497	824	937	1,150	616
Net income	$857	$1,331	$1,486	$1,853	$1,063

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

	As of March 31,
(Dollars in millions)	2014	2013	2012	2011	2010
BALANCE SHEET DATA

Finance receivables, net	$65,176	$62,567	$58,042	$57,736	$55,087
Investments in operating leases, net	$24,769	$20,384	$18,743	$19,041	$17,151
Total assets	$102,740	$95,302	$88,913	$91,704	$81,193
Debt	$85,367	$78,832	$73,234	$77,282	$69,179
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$6,621	$6,429	$6,585	$5,840	$4,253
Total shareholder's equity	$7,738	$7,557	$7,662	$6,856	$5,273

Our Board of Directors declared and paid cash dividends of $665 million, $1,487 million, $741 million, $266 million and $50 million to TFSA during fiscal 2014, 2013, 2012, 2011 and 2010, respectively.

	As of and for the
	years ended March 31,
	2014	2013	2012	2011	2010
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	2.00	3.27	2.85	2.85	1.83
Debt to equity	11.0	10.4	9.6	11.3	13.1
Return on assets	0.87%	1.45%	1.65%	2.14%	1.29%
Allowance for credit losses as a
percentage of gross earning assets	0.50%	0.63%	0.80%	1.13%	2.31%
Net charge-offs as a percentage of
average gross earning assets	0.28%	0.27%	0.21%	0.52%	1.03%
60 or more days past due as a
percentage of gross earning assets	0.18%	0.19%	0.18%	0.26%	0.45%

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors such as the following that may cause actual results to differ materially from those stated:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;

•	Increased competition from other financial institutions seeking to increase their share of financing Toyota, Scion and Lexus vehicles;

•	Fluctuations in interest rates and currency exchange rates;

•	Fluctuations in the value of our investment securities or market prices;

•	Changes or disruptions in our funding environment or access to the global capital markets;

•	Failure or changes in commercial soundness of our counterparties and other financial institutions;

•	Changes in our credit ratings and those of TMC;

•	Changes in the laws and regulatory requirements, including as a result of recent financial services legislation, and related costs;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus and Scion vehicles models and related parts supply;

•	Operational risks, including security breaches or cyber attacks;

•	Challenges related to the relocation of our corporate headquarters to Plano, Texas;

•	Revisions to the estimates and assumptions for our allowance for credit losses;

•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;

•	The failure of a customer or dealer to meet the terms of any contract with us, or otherwise fail to perform as agreed;

•	Recalls announced by TMS and the perceived quality of Toyota, Lexus and Scion vehicles; and

•	The other risks and uncertainties set forth in “Part I, Item 1A. Risk Factors”.

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

Fiscal 2014 Operating Environment

During fiscal 2014, economic growth in the U.S. continued at a moderate pace, as labor market conditions continued to show signs of improvement.  The housing sector improved as housing starts continued to trend higher and home prices rose compared to fiscal 2013.  Consumer spending improved as consumer confidence strengthened.  In addition, sales of motor vehicles improved compared to fiscal 2013.  While the U.S. economy has shown positive trends during fiscal 2014, the impact of U.S. fiscal policies and uncertainty in certain global economies may weigh on the U.S. economy in the future.

Conditions in the global capital markets were generally stable during most of fiscal 2014.  However, the U.S. capital markets and interest rate environment experienced periods of increased volatility due to the prospect of changes to U.S. monetary policy, including the tapering of purchases of U.S. government securities and mortgage-backed security instruments by the Federal Reserve announced in December 2013.  Despite these conditions, we continue to maintain broad global access to both domestic and international markets.  Future changes in interest and foreign exchange rates could continue to result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the United States and sales incentives throughout the auto industry increased during fiscal 2014 as compared to fiscal 2013.  Vehicle sales by TMS increased 7 percent in fiscal 2014 compared to fiscal 2013.  The increase in TMS sales was attributable to new product launches and return of consumer demand for new vehicles.  In addition, we are currently experiencing a greater increase in lease volume as compared to retail volume.

Used vehicle values remained strong during fiscal 2014 despite slight declines compared to fiscal 2013.  However, it remains uncertain whether the used vehicle market will continue to be as strong as it has been in the past few years.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Net income:
Finance operations1	$743	$1,183	$1,350
Insurance operations1	114	148	136
Total net income	$857	$1,331	$1,486

1	Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Fiscal 2014 Compared to Fiscal 2013

Our consolidated net income was $857 million in fiscal 2014, compared to $1,331 million in fiscal 2013.  Our consolidated net income for fiscal 2014 decreased as compared to fiscal 2013 primarily due to an increase of $444 million in depreciation on operating leases, an increase of $400 million in our interest expense driven by valuation losses on derivatives, an increase of $49 million in our provision for credit losses and a decline of $38 million in investment and other income, partially offset by an increase in total financing revenues of $153 million and a decline of $327 million in the provision for income taxes.

Our overall capital position after taking into account the payment of $665 million dividend in September 2013 to TFSA, increased by $0.1 billion, bringing total shareholder’s equity to $7.7 billion at March 31, 2014, as compared to $7.6 billion at March 31, 2013.  Our debt increased to $85.4 billion at March 31, 2014 from $78.8 billion at March 31, 2013.  As a result, our debt-to-equity ratio increased to 11.0 at March 31, 2014 from 10.4 at March 31, 2013.

Fiscal 2013 Compared to Fiscal 2012

Our consolidated net income was $1,331 million in fiscal 2013, compared to $1,486 million in fiscal 2012.  Our consolidated net income for fiscal 2013 decreased as compared to fiscal 2012 primarily due to an increase of $200 million in depreciation on operating leases and a $219 million increase in the provision for credit losses.  Total financing revenues decreased by $214 million, which was more than offset by a corresponding decline of $360 million in interest expense.

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

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
				2014 to	2013 to
(Dollars in millions)	2014	2013	2012 2	2013	2012 2
Financing revenues:
Operating lease	$5,068	$4,748	$4,722	7%	1%
Retail1	1,897	2,062	2,371	(8)%	(13)%
Dealer	406	409	349	(1)%	17%
Total financing revenues	7,371	7,219	7,442	2%	(3)%

Investment and other income, net	98	57	44	72%	30%
Gross revenues from finance operations	7,469	7,276	7,486	3%	(3)%

Less:
Depreciation on operating leases	4,012	3,568	3,368	12%	6%
Interest expense	1,340	940	1,303	43%	(28)%
Provision for credit losses	170	121	(98)	40%	223%
Operating and administrative expenses	767	734	703	4%	4%
Provision for income taxes	437	730	860	(40)%	(15)%
Net income from finance operations	$743	$1,183	$1,350	(37)%	(12)%

1	Includes direct finance lease revenues for all periods shown.
2	Certain prior period amounts have been reclassified to conform to the current period presentation.

Our finance operations reported net income of $743 million and $1,183 million during fiscal 2014 and 2013, respectively.  Finance operations results for fiscal 2014 decreased as compared to fiscal 2013 primarily due to an increase of $444 million in depreciation on operating leases, an increase of $400 million in interest expense driven by valuation losses on derivatives and an increase of $49 million in provision for credit losses, partially offset by a decline of $293 million in the provision for income taxes.

Financing Revenues

Total financing revenues increased 2 percent during fiscal 2014 compared to fiscal 2013 due to the following combination of factors:

•
Operating lease revenues increased 7 percent in fiscal 2014 as compared to fiscal 2013, primarily due to higher average outstanding earning asset balances, partially offset by lower average portfolio yields.

•
Retail contract revenues decreased 8 percent in fiscal 2014 as compared to fiscal 2013, primarily due to a decrease in our average portfolio yields, partially offset by higher average outstanding earning asset balances.

•
Dealer financing revenues decreased 1 percent in fiscal 2014 as compared to fiscal 2013, primarily due to a decrease in our average portfolio yields, partially offset by higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail and dealer financing, had a yield of 3.9 percent during fiscal 2014 compared to 4.5 percent in fiscal 2013, due to decreases in our retail, operating lease and dealer portfolio yields.  Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during fiscal 2014.

Depreciation on Operating Leases

Depreciation on operating leases increased 12 percent during fiscal 2014 as compared to fiscal 2013.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding coupled with higher return rates as a result of declines in used vehicle values during fiscal 2014 as compared to fiscal 2013.

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

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Interest expense on debt	$1,262	$1,330	$1,677
Interest expense on derivatives	(77)	(2)	(1)
Interest expense on debt and derivatives	1,185	1,328	1,676

Ineffectiveness related to hedge accounting derivatives	(3)	(10)	(21)
Gain on non-hedge accounting foreign currency transactions	(45)	(430)	(182)
Loss (gain) on non-hedge accounting foreign currency swaps	185	431	(84)
Loss (gain) on non-hedge accounting interest rate swaps	18	(379)	(89)
Total interest expense	$1,340	$940	$1,300

During fiscal 2014, total interest expense increased to $1,340 million from $940 million during fiscal 2013.  The primary driver of the increase in total interest expense was an increase in long-term swap rates during fiscal 2014, resulting in valuation losses on non-hedge accounting interest rate swaps and foreign currency swaps, net of associated foreign currency transactions.  These factors were partially offset by a decrease in interest expense on debt and derivatives.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $1,262 million during fiscal 2014 from $1,330 million during fiscal 2013 primarily as a result of a lower weighted average interest rate on our debt portfolio, partially offset by a higher debt balance.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During fiscal 2014, we recorded interest income on derivatives of $77 million compared to interest income of $2 million during fiscal 2013.  The increase in interest income was mainly due to a lower average 3-month LIBOR during fiscal 2014 as compared to fiscal 2013.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt due to the hedged risk and the change in the fair value of the associated derivative instrument.

During fiscal 2014, we experienced losses of $140 million on our foreign currency transactions net of the associated foreign currency swaps.  The losses during fiscal 2014 resulted from an increase in swap rates for most foreign currencies in which our currency swaps are denominated.  During fiscal 2013, we experienced losses of $1 million on our foreign currency transactions net of the associated foreign currency swaps.

We recorded valuation losses of $18 million on non-hedge accounting interest rate swaps during fiscal 2014 as a result of an increase in U.S. dollar long-term swap rates.  We recorded valuation gains of $379 million on non-hedge accounting interest rate swaps during fiscal 2013 as a result of a decrease in U.S. dollar swap rates.

Future changes in interest and foreign exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $170 million for fiscal 2014, compared to $121 million for fiscal 2013.  The increase in the provision for credit losses for fiscal 2014 was due to increased loss severity, driven by declines in used vehicle values, partially offset by lower default frequency. The overall credit quality of our consumer portfolio in fiscal 2014 continued to benefit from our continued focus on purchasing practices and collection efforts.

Operating and Administrative Expenses

Operating expenses increased during fiscal 2014 compared to fiscal 2013 primarily due to increases in employee and general operating expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years ended March 31,			Percentage change
				2014 to	2013 to
(Dollars in millions)	2014	2013	2012	2013	2012
Agreements (units in thousands)
Issued	1,811	1,557	1,357	16%	15%
Average in force	5,906	5,997	6,310	(2)%	(5)%

Insurance earned premiums and
contract revenues	$593	$596	$620	(1)%	(4)%
Investment and other income, net	37	116	72	(68)%	61%
Gross revenues from insurance
operations	630	712	692	(12)%	3%

Less:
Insurance losses and loss adjustment
expenses	258	293	325	(12)%	(10)%
Operating and administrative
expenses	198	177	154	12%	15%
Provision for income taxes	60	94	77	(36)%	22%
Net income from insurance
operations	$114	$148	$136	(23)%	9%

Our insurance operations reported net income of $114 million for fiscal 2014 compared to $148 million for fiscal 2013.  The decrease in net income for fiscal 2014 compared to fiscal 2013 was primarily attributable to a $79 million decrease in investment and other income and a $21 million increase in operating and administrative expenses, partially offset by a $35 million decrease in insurance losses and loss adjustment expenses, and a $34 million decrease in provision for income taxes.

Agreements issued increased by 16 percent during fiscal 2014 compared to fiscal 2013.  The increase was primarily due to the overall increase in TMS vehicle sales, as well as improved sales effectiveness.  The average number of agreements in force decreased slightly by 2 percent during fiscal 2014 compared to fiscal 2013.  There was a higher average number of agreements in force during fiscal 2013 due to agreements issued in support of special TMS sales and customer loyalty programs that expired in the second half of fiscal 2013.

Our insurance operations reported insurance earned premiums and contract revenues of $593 million for fiscal 2014 compared to $596 million for fiscal 2013.  Insurance earned premiums and contract revenues represent revenues from agreements in force, and are affected by sales volume as well as the level, age, and mix of agreements in force.  Our insurance earned premiums and contract revenues decreased slightly for fiscal 2014 compared to fiscal 2013 in correlation with the decrease in average number of agreements in force during the period.

Our insurance operations reported investment and other income of $37 million for fiscal 2014, compared to $116 million for fiscal 2013.  Investment and other income consists primarily of dividend and interest income, realized gains and losses and other-than-temporary impairments on available-for-sale securities, if any.  The decrease in investment and other income was primarily due to other-than-temporary impairments of $55 million primarily related to our fixed income mutual funds resulting from interest rate volatility, as well as lower dividend income on available-for-sale securities.  Volatility in interest rates could result in further declines in the market value of investments and may result in additional other-than-temporary impairment charges.

Our insurance operations reported insurance losses and loss adjustment expenses of $258 million for fiscal 2014, compared to $293 million for fiscal 2013.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The decrease in insurance losses and loss adjustment expenses for fiscal 2014 compared to fiscal 2013 was primarily due to lower losses on our prepaid maintenance, wholesale insurance and vehicle service agreement products.  The decrease in our prepaid maintenance losses is primarily due to a decrease in claim frequency as a result of the expiration of agreements issued in support of special TMS sales and customer loyalty programs.  The decrease in our wholesale insurance losses is primarily attributable to higher levels of losses in fiscal 2013 as a result of the occurrence of Hurricane Sandy in October 2012, which caused wide-spread flooding and power outages across large portions of the Northeastern United States.  The decrease in losses attributable to our vehicle service agreements was primarily due to lower claim frequency as a result of enhanced focus on loss mitigation.

Our insurance operations reported operating and administrative expenses of $198 million for fiscal 2014, compared to $177 million for fiscal 2013.  The increase was attributable to higher product expenses, general operating expenses and insurance dealer back-end program expenses, which are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.

Provision for Income Taxes

Our overall provision for income taxes for fiscal 2014 was $497 million compared to $824 million for fiscal 2013.  Our effective tax rate was 36.7 percent and 38.2 percent for fiscal 2014 and fiscal 2013, respectively.  The decrease in our effective tax rate for fiscal 2014 is primarily attributable to the federal plug-in and electric vehicle credit in fiscal 2014 and a lower state effective tax rate due to legislative changes resulting in a release of deferred tax.  The change in our provision for income taxes, adjusted for these fiscal year differences, is consistent with the change in operating income for fiscal 2014 compared to fiscal 2013.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
				2014 to	2013 to
(units in thousands):	2014	2013	2012	2013	2012
TMS new sales volume1	1,735	1,625	1,307	7%	24%

Vehicle financing volume:2
New retail contracts	700	703	567	-%	24%
Used retail contracts	302	290	325	4%	(11)%
Lease contracts	451	333	242	35%	38%
Total	1,453	1,326	1,134	10%	17%

TMS subvened vehicle financing volume (units included in the above table):

New retail contracts	414	398	270	4%	47%
Used retail contracts	82	88	77	(7)%	14%
Lease contracts	414	272	206	52%	32%
Total	910	758	553	20%	37%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:

New retail contracts	59.1%	56.6%	47.6%
Used retail contracts	27.2%	30.3%	23.7%
Lease contracts	91.8%	81.7%	85.1%
Overall subvened contracts	62.6%	57.2%	48.8%

Market share:3
Retail contracts	40.3%	43.2%	43.3%
Lease contracts	25.9%	20.4%	18.4%
Total	66.2%	63.6%	61.7%

1
Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 85 percent Toyota and Scion and 15 percent Lexus vehicles for fiscal 2014 and fiscal 2013, and 84 percent Toyota and Scion and 16 percent Lexus vehicles for fiscal 2012.

2
Total financing volume is comprised of approximately 80 percent Toyota and Scion, 17 percent Lexus, and 3 percent non-Toyota/Lexus for fiscal 2014, 82 percent Toyota and Scion, 15 percent Lexus and 3 percent non-Toyota/Lexus for fiscal 2013 and 79 percent Toyota and Scion, 16 percent Lexus and 5 percent non-Toyota/Lexus for fiscal 2012.

3
Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excludes non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is substantially dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased 7 percent for fiscal 2014 compared to fiscal 2013 driven by new product and model launches and higher consumer demand.

Our financing volume increased 10 percent and market share also increased in fiscal 2014 compared to fiscal 2013.  The increase in volume was driven primarily by the increase in consumer demand and an increase in subvention. Lease volume increased more significantly than retail volume in fiscal 2014 due primarily to a higher focus by TMS on lease subvention compared to the same period in fiscal 2013.

The composition of our net earning assets is summarized below:

	As of March 31,			Percentage change
				2014 to	2013 to
(Dollars in millions)	2014	2013	2012	2013	2012
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$49,340	$47,679	$45,296	3%	5%
Dealer financing, net	15,836	14,888	12,746	6%	17%
Total finance receivables, net	65,176	62,567	58,042	4%	8%
Investments in operating leases, net	24,769	20,384	18,743	22%	9%
Net earning assets	$89,945	$82,951	$76,785	8%	8%

Retail Financing (average original contract term in months)
Lease contracts2	37	38	38
Retail contracts3	63	63	63

Dealer Financing (Number of dealers serviced)
Toyota and Lexus dealers4	1,001	996	986	1%	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	482	480	492	-%	(2)%
Industrial equipment dealers	137	140	142	(2)%	(1)%
Total number of dealers receiving
wholesale financing	1,620	1,616	1,620	-%	-%

Dealer inventory outstanding (units in thousands)	327	300	245	9%	22%

1	Includes direct finance leases.
2	Lease contract terms range from 24 months to 60 months.
3	Retail contract terms range from 24 months to 85 months.
4	Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our retail contract volume increased slightly during fiscal 2014 as compared to fiscal 2013.  The increase in vehicle financing volume in fiscal 2014 contributed to the increase in retail finance receivables, net at March 31, 2014.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during fiscal 2014 increased 35 percent as compared to fiscal 2013.  Much of the increase during fiscal 2014 was attributable to an increase in TMS vehicle sales and a higher focus on lease subvention, resulting in a 22 percent increase in investments in operating leases, net at March 31, 2014 as compared to March 31, 2013.

Dealer Financing and Earning Assets

Dealer financing, net increased 6 percent from March 31, 2013, primarily due to an increase in dealer inventory outstanding.  The total number of dealers receiving wholesale financing was relatively consistent with March 31, 2013.

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

Impairment of Operating Leases

We review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and is recorded in the current period Consolidated Statement of Income.  As of March 31, 2014, there was no indication of impairment in our operating lease portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our leased vehicle portfolio by period:

	Years ended March 31,			Percentage Change
				2014 to	2013 to
(Units in thousands)	2014	2013	2012	2013	2012
Scheduled maturities	345	282	273	22%	3%

Vehicles sold through:
Dealer Direct program
Grounding dealer	47	21	22	124%	(5)%
Dealer Direct online program	15	5	2	200%	150%
Physical auction	64	33	14	94%	136%
Total vehicles sold at lease termination	126	59	38	114%	55%

Scheduled maturities increased 22 percent in fiscal 2014 as compared to fiscal 2013 as lease volume has increased during recent years.  Vehicles sold at lease termination relative to scheduled maturities in fiscal 2014 increased as compared to fiscal 2013.  The higher rate of vehicles sold at lease termination during fiscal 2014, as compared to fiscal 2013 was the result of higher scheduled maturities as well as increased return rates due to slight declines in used vehicle values.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

Depreciation on Operating Leases

The following table provides information related to our depreciation on operating leases:

	Years ended March 31,			Percentage change
				2014 to	2013 to
	2014	2013	2012 1	2013	2012 1
Depreciation on operating leases
(dollars in millions)	$4,012	$3,568	$3,368	12%	6%

Average operating lease units outstanding
(in thousands)	870	803	783	8%	3%

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

Depreciation expense on operating leases increased 12 percent during fiscal 2014 as compared to depreciation expense for fiscal 2013, due primarily to an increase in the average operating lease units outstanding and a slight decline in used vehicle values.  The level of lease maturities during fiscal 2014 increased as compared to fiscal 2013.  Lease maturities are expected to continue to remain higher than our historical levels for the next few years as a result of the recent increase in leasing volume.  This increase could affect return rates, used vehicle values and depreciation expense.

Credit Risk

We are exposed to credit risk on our earning assets.  Credit risk on our earning assets is the risk of loss arising from the failure of customers or dealers to make contractual payments.  The level of credit risk on our retail and lease portfolio is influenced by two factors: default frequency and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, and operational changes.

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

Dealer financing portfolio credit risk is mitigated by a repurchase agreement between TMCC and TMS.  Pursuant to this agreement, TMS will arrange for the repurchase of new Toyota, Lexus and Scion vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties at the request of TMS or private Toyota distributors, and the credit risk associated with such financing is mitigated by guarantees from TMS or the applicable private distributors.

We also provide financing for some dealerships which sell products not distributed by TMS or one of its affiliates.  A significant adverse change in a non-Toyota/Lexus manufacturer such as restructuring and bankruptcy may increase the risk associated with the dealers we have financed that sell these products.

Credit Loss Experience

Our credit loss experience may be affected by a number of factors including the economic environment, our purchasing and servicing practices, used vehicle market conditions and subvention.  The overall credit quality of our consumer portfolio in fiscal 2014 continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.  For information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors”.

The following table provides information related to our credit loss experience:

	Years ended March 31,
	2014	2013	2012
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.31%	0.29%	0.24%
Operating leases	0.19%	0.18%	0.11%
Total	0.28%	0.27%	0.21%

Default frequency as a percentage of outstanding contracts	1.17%	1.23%	1.43%
Average loss severity per unit1	$6,341	$5,737	$5,869

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets2
Finance receivables3	0.19%	0.19%	0.19%
Operating leases3	0.15%	0.18%	0.16%
Total	0.18%	0.19%	0.18%

1	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
2	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity. Net charge-offs as a percentage of average gross earning assets remained relatively consistent at 0.28 percent at March 31, 2014 compared to 0.27 percent at March 31, 2013.

Default frequency as a percentage of outstanding contracts decreased to 1.17 percent during fiscal 2014 compared to 1.23 percent during fiscal 2013.  The improvement in default frequency was driven by our continued focus on collection efforts and general improvement in overall portfolio quality.  In addition, default frequency was higher in fiscal 2013 compared to fiscal 2014 due to units lost or damaged in Hurricane Sandy in the latter half of fiscal 2013.

Our average loss severity for fiscal 2014 was affected by the decline in used vehicle values compared to fiscal 2013.  Severity for fiscal 2014 was also higher than severity for fiscal 2013 due to the receipt of vehicle insurance proceeds related to Hurricane Sandy during fiscal 2013, which resulted in lower severity per unit.

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

The allowance for credit losses for our dealer portfolio is established by first aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  We then analyze dealer pools using an internally developed risk rating.  In addition, we have established procedures that focus on managing high risk loans in our dealer portfolio.  Our field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  An account is considered impaired when it is probable that we will be unable to collect all amounts due (including principal and interest) according to the terms of the contract.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Allowance for credit losses at beginning of period	$527	$619	$879
Provision for credit losses	170	121	(98)
Charge-offs, net of recoveries1	(243)	(213)	(162)
Allowance for credit losses at end of period	$454	$527	$619

1	Charge-offs were net of recoveries of $85 million, $87 million, and $123 million in fiscal 2014, 2013, and 2012, respectively.

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Allowance for credit losses as a percentage of
gross earning assets
Finance receivables	0.59%	0.71%	0.89%
Operating leases	0.27%	0.40%	0.51%
Total	0.50%	0.63%	0.80%

During fiscal 2014, our allowance for credit losses decreased $73 million from $527 million at March 31, 2013 to $454 million at March 31, 2014.  Despite recent higher loss severity, the decline in our allowance for credit losses was due largely to lower levels of default frequency and delinquency as compared to our historical patterns.

We recorded a provision for credit losses for both fiscal 2014 and fiscal 2013.  The benefit from credit losses for fiscal 2012 was attributable to significant improvements in per unit loss severity, default frequency and net charge-offs in our consumer portfolio as compared to fiscal 2011.  While default frequency improved in our consumer portfolio during both fiscal 2014 and fiscal 2013, this improvement was not significant enough to offset the increase in net charge-offs.  In addition, earning asset growth in our retail and lease portfolios also contributed to an increased provision in both fiscal 2014 and 2013 as compared to fiscal 2012.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	March 31,
(Dollars in millions)	2014	2013
Commercial paper1	$27,709	$24,590
Unsecured notes and loans payable2	49,075	46,707
Secured notes and loans payable	8,158	7,009
Carrying value adjustment3	425	526
Total Debt	$85,367	$78,832

1	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $4.3 billion to $9.6 billion with an average balance of $6.0 billion for fiscal 2014.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified countries for which these conditions exist; Portugal, Ireland, Italy, Greece, Spain, Cyprus, Russia and Ukraine and certain other countries.  We do not currently have exposure to these or other European sovereign counterparties.  As of March 31, 2014, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $18.6 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of March 31, 2014.  As of March 31, 2014, less than 2 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $23.4 billion to $28.3 billion during fiscal 2014, with an average outstanding balance of $25.9 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Eurobonds	Other		Total unsecured notes and loans payable5
Balance at March 31, 20131	$26,716		$13,598		$803	$5,777		$46,894
Issuances during fiscal 2014	11,160	2	2,673	3	-	700	4	14,533
Maturities and terminations
during fiscal 2014	(8,132)		(2,748)		(323)	(900)		(12,103)
Balance at March 31, 20141	$29,744		$13,523		$480	$5,577		$49,324

Issuances during the one
month ended April 30, 2014	$-		$-		$-	$-		$-

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

2
MTNs and domestic bonds issued during fiscal 2014 had terms to maturity ranging from approximately 1 year to 10 years, and had interest rates at the time of issuance ranging from 0.2 percent to 2.3 percent.

3	EMTNs issued during fiscal 2014 had terms to maturity ranging from approximately 1 year to 7 years, and had interest rates at the time of issuance ranging from 0.5 percent to 4.6 percent.
4	Consists of long-term borrowings, with terms to maturity from approximately 1 year to 3 years, and interest rates at the time of issuance ranging from 0.1 percent to 0.5 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2013, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion, or the equivalent in other currencies, of which €32.4 billion was available for issuance at April 30, 2014.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2014 and 2013, we did not have any outstanding lease securitization transactions registered with the SEC.

During the fourth quarter of fiscal 2014, we entered into a public term securitization transaction whereby we agree to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of the securitization transaction are consistent with the terms of our other similar transactions except that the $1.1 billion of proceeds we received from the transaction are included in Restricted cash and cash equivalents in our Consolidated Balance Sheet as of March 31, 2014.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In fiscal 2013, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates were parties to a $3.8 billion 364 day syndicated bank credit facility, a $3.8 billion three year syndicated bank credit facility and a $3.8 billion five year syndicated bank credit facility, expiring in fiscal 2014, 2016, and 2018, respectively.  In November 2013, these agreements were terminated and TMCC, TCPR and other Toyota affiliates entered into a $4.3 billion 364 day syndicated bank credit facility, a $4.3 billion three year syndicated bank credit facility and a $4.3 billion five year syndicated bank credit facility, expiring in fiscal 2015, 2017, and 2019, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2014 and 2013.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2014, TMCC had committed bank credit facilities totaling $5.7 billion of which $3.3 billion, $2.0 billion and $400 million mature in fiscal 2015, 2016 and 2017, respectively.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2014 and 2013.  We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements.”

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•	maintain 100 percent ownership of TFSC;

•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any tangible assets) of at least JPY 10 million, equivalent to $96,871 at March 31, 2014; and

•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

The agreement is not a guarantee by TFSC of any TMCC Securities.  The agreement contains termination and modification provisions that are similar to those in the agreement between TMC and TFSC as described above.  The agreement is governed by, and construed in accordance with, the laws of Japan.  TMCC Securities do not include the securities issued by securitization trusts in connection with TMCC’s securitization programs or any indebtedness under TMCC’s credit facilities or term loan agreements.

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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our Asset-Liability Committee (“ALCO”) which provides a framework for financial controls and governance to manage market risk.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income.  Refer to Note 1 – Summary of Significant Accounting Policies and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to the Consolidated Financial Statements for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	March 31, 2014	March 31, 2013
Gross derivative assets, net of credit valuation adjustment	$1,235	$1,719
Less: Counterparty netting and collateral	(1,186)	(1,661)
Derivative assets, net	$49	$58

Gross derivative liabilities, net of credit valuation adjustment	$805	$897
Less: Counterparty netting and collateral	(799)	(892)
Derivative liabilities, net	$6	$5
Embedded derivative liabilities	$-	$12

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2014, we held collateral of $718 million which offset derivative assets and posted collateral of $331 million which offset derivative liabilities.  We held collateral of $5 million which we did not use to offset derivative assets and we posted collateral of $3 million which we did not use to offset derivative liabilities.  As of March 31, 2013, we held collateral of $953 million which offset derivative assets and posted collateral of $184 million which offset derivative liabilities.  We held collateral of $3 million which we did not use to offset derivative assets, and we posted collateral of $6 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

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

Indemnification

Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2014, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2014 and 2013, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2014 are summarized as follows (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt 1	$85,137	$45,010	$21,469	$11,469	$7,189
Estimated interest payments for debt 2	3,823	1,004	1,345	658	816
Estimated net receipts under
interest rate swap agreements2	(1,309)	(134)	(310)	(320)	(545)
Lending commitments 3	7,801	7,801	-	-	-
Premises occupied under lease	62	19	31	11	1
Purchase obligations 4	49	35	9	5	-
Total	$95,563	$53,735	$22,544	$11,823	$7,461

1
Debt reflects the remaining principal obligation.  Our foreign currency debt is stated in USD at amounts representing our contractual obligations under the foreign currency swaps that are used to hedge the corresponding debt.  Excludes unamortized premium/discount of $131 million as well as foreign currency and fair value adjustments of $361 million.

2	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2014.
3
Lending commitments represent term loans and revolving lines of credit we extended to vehicle and industrial equipment dealers and affiliates.  Of the amount shown above, $6.5 billion was outstanding as of March 31, 2014.  The amount shown above excludes $12.4 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2014, of which $9.1 billion was outstanding at March 31, 2014.  The above lending commitments have various expiration dates.

4
Purchase obligations represent fixed or minimum payment obligations under supplier contracts.  The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once we have implemented it.  Contracts that do not specify fixed payments or provide for a minimum payment are not included.  Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $0.5 million, depending upon the contract.

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

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2014, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by one percentage point from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $16 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

End-of-term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end-of-term market value of a leased vehicle is less than the estimated residual value.  We may incur losses to the extent the end-of-term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2014, holding other estimates constant, if end-of-term market values for returned units of leased vehicles were to decrease by one percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $61 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and default frequency on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the vehicle retail and lease portfolios would have resulted in a change in the allowance for credit losses of $37 million as of March 31, 2014.

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

Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters.  We ensure that all applicable inputs are appropriately calibrated to market data, including but not limited to yield curves, interest rates, and foreign exchange rates.  In addition to market information, the models also incorporate transaction details, such as maturity.  Fair value adjustments, including credit (counterparties and TMCC), liquidity, and input parameter uncertainty are included, as appropriate, to the model value to arrive at a fair value measurement.

During fiscal 2014, no material changes were made to the valuation models. For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value Measurements of the Notes to the Consolidated Financial Statements.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rates movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100 basis point decrease in interest rates is subject to a floor of zero percent.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2014	$7.3	$(85.4)
March 31, 2013	$31.8	$(13.9)

Our net interest cash flow sensitivity results show a slightly asset sensitive position at both March 31, 2014 and 2013.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits.

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

All of our derivatives counterparties to which we had credit exposure at March 31, 2014 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2014, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,
(Dollars in millions)	2014	2013
Credit Rating
AA	$-	$1
A	49	56
BBB	1	2
Total net counterparty credit exposure	$50	$59

We exclude credit valuation adjustments of $1 million at March 31, 2014 and 2013 related to non-performance risk of our counterparties. All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution by credit rating as of March 31, 2014 and 2013 (dollars in millions):

	As of March 31, 2014
			Distribution by credit rating
	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and
agency obligations	$652	$652	$571	$76	$5	$-	$-
Municipal debt securities	10	11	3	7	1	-	-
Certificates of deposit	1,599	1,599	-	815	784	-	-
Commercial paper	507	507	-	347	135	25	-
Corporate debt securities	164	169	-	14	59	82	14
Mortgage-backed securities	108	108	17	69	18	2	2
Asset-backed securities	27	27	9	3	11	4	-
Fixed income mutual funds	1,781	1,835	1,121	172	448	94	-
Total	$4,848	$4,908	$1,721	$1,503	$1,461	$207	$16

	As of March 31, 2013
			Distribution by credit rating
	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and
agency obligations	$101	$104	$-	$104	$-	$-	$-
Municipal debt securities	14	16	3	8	5	-	-
Certificates of deposit	2,040	2,041	-	645	1,396	-	-
Commercial paper	495	495	-	315	180	-	-
Foreign government debt
securities	3	3	3	-	-	-	-
Corporate debt securities	122	128	-	10	66	41	11
Mortgage-backed securities	137	143	24	94	19	2	4
Asset-backed securities	13	13	7	3	3	-	-
Fixed income mutual funds	1,873	1,970	604	648	676	-	42
Total	$4,798	$4,913	$641	$1,827	$2,345	$43	$57

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

	March 31,
(Dollars in millions)	2014	2013
Average	$68	$86
Minimum	$48	$84
Maximum	$83	$97

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

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) at March 31, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
May 29, 2014

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Years ended March 31,
(Dollars in millions)	2014	2013	20121
Financing revenues:
Operating lease	$5,068	$4,748	$4,722
Retail	1,897	2,062	2,371
Dealer	432	434	365
Total financing revenues	7,397	7,244	7,458

Depreciation on operating leases	4,012	3,568	3,368
Interest expense	1,340	940	1,300
Net financing revenues	2,045	2,736	2,790

Insurance earned premiums and contract revenues	567	571	604
Investment and other income, net	135	173	113
Net financing revenues and other revenues	2,747	3,480	3,507

Expenses:
Provision for credit losses	170	121	(98)
Operating and administrative	965	911	857
Insurance losses and loss adjustment expenses	258	293	325
Total expenses	1,393	1,325	1,084

Income before income taxes	1,354	2,155	2,423
Provision for income taxes	497	824	937

Net income	$857	$1,331	$1,486
1 Certain prior period amounts have been reclassified to conform to the current period presentation.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Net income	$857	$1,331	$1,486
Other comprehensive income, net of tax:
Net unrealized (losses) gains on available-for-sale
marketable securities [net of tax benefit (provision)
of $5, ($40) and ($23), respectively]	(11)	64	43
Reclassification adjustment for net (gains) losses on
available-for-sale marketable securities included
in investment and other income, net [net of tax
provision (benefit) of $0, $8, and ($10), respectively]	-	(13)	17
Other comprehensive (loss) income	(11)	51	60
Comprehensive income	$846	$1,382	$1,546

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	March 31, 2014	March 31, 2013
ASSETS

Cash and cash equivalents	$3,815	$4,723
Restricted cash and cash equivalents	1,721	491
Investments in marketable securities	5,389	5,397
Finance receivables, net	65,176	62,567
Investments in operating leases, net	24,769	20,384
Other assets	1,870	1,740
Total assets	$102,740	$95,302

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$85,367	$78,832
Deferred income taxes	6,747	6,236
Other liabilities	2,888	2,677
Total liabilities	95,002	87,745

Commitments and contingencies (See Note 14)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500
issued and outstanding at March 31, 2014 and 2013)	915	915
Additional paid-in-capital	2	2
Accumulated other comprehensive income	200	211
Retained earnings	6,621	6,429
Total shareholder's equity	7,738	7,557
Total liabilities and shareholder's equity	$102,740	$95,302

The following table presents the assets and liabilities of our consolidated variable interest entities.

(Dollars in millions)	March 31, 2014	March 31, 2013
ASSETS
Finance receivables, net	$9,501	$7,556
Investments in operating leases, net	156	434
Other assets	7	12
Total assets	$9,664	$8,002

LIABILITIES
Debt	$8,158	$7,009
Other liabilities	2	1
Total liabilities	$8,160	$7,010

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in-capital	income	earnings	Total

Balance at March 31, 2011	$915	$1	$100	$5,840	$6,856

Net income for the year ended
March 31, 2012	-	-	-	1,486	1,486
Other comprehensive income,
net of tax	-	-	60	-	60
Stock-based compensation	-	1	-	-	1
Dividends	-	-	-	(741)	(741)
Balance at March 31, 2012	$915	$2	$160	$6,585	$7,662

Net income for the year ended
March 31, 2013	-	-	-	1,331	1,331
Other comprehensive income, net
of tax	-	-	51	-	51
Dividends	-	-	-	(1,487)	(1,487)
Balance at March 31, 2013	$915	$2	$211	$6,429	$7,557

Net income for the year ended
March 31, 2014	$-	$-	$-	$857	$857
Other comprehensive loss, net
of tax	-	-	(11)	-	(11)
Dividends	-	-	-	(665)	(665)
Balance at March 31, 2014	$915	$2	$200	$6,621	$7,738

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$857	$1,331	$1,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,045	3,604	3,410
Recognition of deferred income	(1,278)	(1,191)	(1,183)
Provision for credit losses	170	121	(98)
Amortization of deferred costs	589	541	575
Foreign currency and other adjustments to the carrying value of debt, net	(205)	(1,103)	(1,893)
Net realized (gain) loss from sales and other-than-temporary impairment on securities	-	(21)	25
Net change in:
Restricted cash	(153)	191	23
Derivative assets	9	12	832
Other assets (Note 8) and accrued income	87	37	74
Deferred income taxes	516	792	954
Derivative liabilities	(11)	(50)	(136)
Other liabilities	248	134	(217)
Net cash provided by operating activities	4,874	4,398	3,852
Cash flows from investing activities:
Purchases of investments in marketable securities	(5,114)	(5,279)	(7,696)
Proceeds from sales of investments in marketable securities	596	385	1,571
Proceeds from maturities of investments in marketable securities	4,510	4,261	6,355
Acquisition of finance receivables	(25,790)	(25,604)	(22,149)
Collection of finance receivables	23,961	22,941	22,341
Net change in wholesale and certain working capital receivables	(804)	(1,887)	(267)
Acquisition of investments in operating leases	(14,410)	(10,395)	(7,619)
Disposals of investments in operating leases	6,636	5,603	5,233
Advances to affiliates	(4,309)	(5,199)	(3,851)
Repayments from affiliates	4,068	5,319	3,451
Cash equivalents restricted	(1,077)	-	-
Other, net	(45)	(31)	(32)
Net cash used in investing activities	(11,778)	(9,886)	(2,663)
Cash flows from financing activities:
Proceeds from issuance of debt	20,226	22,230	20,308
Payments on debt	(16,662)	(16,929)	(21,824)
Net change in commercial paper	3,123	3,349	1,298
Advances from affiliates	91	49	6
Repayments to affiliates	(117)	(2,061)	(2,006)
Dividends paid	(665)	(1,487)	(741)
Net cash provided by (used in) financing activities	5,996	5,151	(2,959)
Net (decrease) in cash and cash equivalents	(908)	(337)	(1,770)
Cash and cash equivalents at the beginning of the period	4,723	5,060	6,830
Cash and cash equivalents at the end of the period	$3,815	$4,723	$5,060
Supplemental disclosures:
Interest paid	$1,102	$1,258	$1,591
Income taxes (received) paid, net	$(30)	$21	$(112)
Non-cash financing:
Capital contribution for stock-based compensation	$-	$-	$1

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

Our products fall primarily into the following product categories:

•
Finance - We acquire a broad range of retail finance products including consumer and commercial installment sales contracts (“retail contracts”) in the U.S. and Puerto Rico and leasing contracts accounted for as either direct finance leases or operating leases (“lease contracts”) from vehicle and industrial equipment dealers in the U.S.  We also provide dealer financing, including wholesale financing (also referred to as floorplan financing), working capital loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

•
Insurance - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to certain of our affiliates in the U.S.

Our primary finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers.  As of March 31, 2014, approximately 21 percent of vehicle retail contracts and lease assets were concentrated in California, 11 percent in Texas, 8 percent in New York, and 6 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2014, approximately 27 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 5 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

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

Variable Interest Entities

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

Revenue Recognition

Retail and Dealer Financing Revenues

Revenues associated with retail and dealer financing are recognized so as to approximate a constant effective yield over the contract term.  Incremental direct fees and costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to vehicle and industrial equipment dealers, are capitalized and amortized so as to approximate a constant effective yield over the term of the related contracts.  Payments received on affiliate sponsored special rate programs (“subvention”) are deferred and recognized to approximate a constant effective yield over the term of the related contracts.

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

Direct Finance Lease Revenues

Revenue is recognized over the lease term so as to approximate a constant effective yield on the outstanding net investment.  Incremental direct costs and fees paid or received in connection with the acquisition of direct finance leases, including incentive and rate participation payments made to vehicle and industrial equipment dealers and acquisition fees collected from customers, are capitalized or deferred and amortized to approximate a constant effective yield over the term of the related contracts.  Payments received on subvention programs are deferred and recognized to approximate a constant effective yield over the term of the related contracts.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

•
Retail Loan Portfolio Segment – The retail loan portfolio segment consists of retail contracts acquired from vehicle dealers in the U.S. and Puerto Rico (“retail loan contracts”).  Under a retail loan contract, we are granted a security interest in the underlying collateral which consists primarily of Toyota, Scion or Lexus vehicles.  Based on the common risk characteristics associated with the finance receivables, the retail loan portfolio segment is considered a single class of finance receivable.

•
Commercial Portfolio Segment – The commercial portfolio segment consists of commercial contracts (“commercial loan contracts”) and leasing contracts accounted for as direct finance leases acquired from commercial truck and industrial equipment dealers in the U.S.  Under commercial loan and direct finance leases, we are granted a security interest in the underlying collateral which consists of various types of commercial trucks and industrial equipment.  Based on the common risk characteristics associated with the finance receivables and the similarity of the credit risk with respect to the two types of contracts, the commercial portfolio segment is considered a single class of finance receivable.

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

Methodology Used to Develop the Allowance for Credit Losses

Retail Loan Portfolio Segment and Investments in Operating Leases

The level of credit risk in our retail loan portfolio segment and our investments in operating leases is influenced primarily by two factors: default frequency and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, contract term length, and operational changes.

We evaluate the retail loan portfolio segment and investments in operating leases using methodologies that include roll rate, credit risk grade/tier, and vintage analysis.  We review and analyze external factors, including changes in economic conditions, actual or perceived quality, safety and reliability of Toyota, Lexus and Scion vehicles, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as purchase quality mix and operational changes are also considered in the reviews.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Commercial Portfolio Segment

The level of credit risk in our commercial portfolio segment is influenced primarily by two factors: default frequency and loss severity, which in turn are influenced by various economic factors, the used equipment and truck markets, purchase quality mix, contract term length, and operational changes.

We evaluate the commercial portfolio segment using methodologies that include product grouping analysis, historical loss and loss frequency by product.  We review and analyze external factors, including changes in economic conditions, unemployment level, and the used equipment and truck markets.  In addition, internal factors, such as purchase quality mix and operational changes, are also considered in the reviews.

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

Accounting for the Allowance for Credit Losses and Impaired Receivables

The majority of the allowance for credit losses covers estimated losses on the retail loan portfolio segment and the commercial portfolio segment, which are collectively evaluated for impairment.  The remainder of the allowance for credit losses covers the estimated losses on investments in operating leases and the dealer products portfolio segment.  Within the dealer products portfolio segment, we establish specific reserves to cover the estimated losses on individual impaired loans (including loans modified in a troubled debt restructuring).  The specific reserves are assessed based on discounted cash flows, the loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Increases to the allowance for credit losses are accompanied by corresponding charges to the provision for credit losses.  The amount we do not expect to collect for retail and lease contracts is charged off against the allowance for credit losses when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.

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

Restricted Cash and Cash Equivalents

Restricted cash represents proceeds from certain debt issuances for which the use of the cash is restricted, as well as customer collections on securitized receivables to be distributed to investors as payments on the related secured debt and certain reserve deposits held for securitization trusts.  Restricted cash equivalents represent proceeds from the issuance of debt secured by retail loans in March 2014.  The proceeds from this issuance are restricted to be used solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  These amounts are held in money market instruments.

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

An OTTI loss with respect to debt securities must be recognized in earnings if we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis.  If we have the intent to sell, the cost basis of the security is written down to fair value and the write down is reflected in Investment and other income, net in the Consolidated Statement of Income.  If we have no intent to sell and we believe that it is more likely than not we will not be required to sell these securities prior to recovery, the credit loss component of the unrealized losses is recognized in Investment and other income, net in the Consolidated Statement of Income, while the remainder of the loss is recognized in AOCI.  The credit loss component recognized in Investment and other income, net in the Consolidated Statement of Income is identified as the portion of the amortized cost of the security not expected to be collected over the remaining term as projected using a cash flow analysis for debt securities.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Finance Receivables

Our finance receivables consist of retail loan, commercial and dealer products portfolio segments.  Finance receivables recorded on our balance sheet are comprised of the unpaid principal balance, plus accrued interest and deferred fees and costs, net of the allowance for credit losses, certain other dealer funds and deferred income.  Direct finance leases are recorded on our balance sheet as the aggregate future minimum lease payments, contractual residual value of the leased vehicle or industrial equipment, and deferred income.

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff.  As of March 31, 2014 and 2013, all finance receivables were classified as held-for-investment and reported at amortized cost.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Retail Loan and Commercial Portfolio Segments

Receivables within the retail loan and commercial portfolio segments are not placed on nonaccrual status when principal or interest is 90 days or more past due. Rather the amount we do not expect to collect is charged off against the allowance for credit losses when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.

Investments in Operating Leases

We record our investments in operating leases at acquisition cost, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.

Nonaccrual Policy

Investments in operating leases are not placed on nonaccrual status.  Rather, the amount we do not expect to collect is charged off against the allowance for credit losses when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Used Vehicles Held for Sale

Used vehicles held for sale consist of off-lease vehicles and repossessed vehicles.  These vehicles are recorded at the lower of their carrying value or estimated fair value.  For repossessed vehicles, the difference between the outstanding receivable and the amount the vehicle is recorded on our books is charged off against the allowance for credit losses.

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

Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  If quoted prices in an active market are available, fair value is determined by reference to these prices.  If quoted prices are not available, fair value is determined by valuation models that primarily use, as inputs, market-based or independently sourced parameters, including but not limited to interest rates, volatilities, foreign exchange rates and credit curves.  Additionally, we may reference prices for similar instruments, quoted prices or recent transactions in less active markets.  We use prices and inputs that are current as of the measurement date, including during periods of market dislocation.  In periods of market dislocation, the availability of prices and inputs may be reduced for certain financial instruments.  This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

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

Pricing methodologies and inputs to valuation models used by the pricing vendors depend on the security type.  Where possible, quoted prices in active markets for identical securities are used to determine the fair value of the investment securities; these securities are classified in Level 1 of the fair value hierarchy.  Where quoted prices in active markets are not available, the pricing vendor uses various pricing models for each asset class that are consistent with what market participants use.  The inputs and assumptions to the models of the pricing vendors are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data.  Since many fixed income securities do not trade on a daily basis, the pricing vendors use applicable available information, such as benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing.  These investments are classified in Level 2 of the fair value hierarchy.  Our pricing vendors may provide us with valuations that are based on significant unobservable inputs; in such circumstances, we classify these investments in Level 3 of the fair value hierarchy.  Valuations obtained from third party pricing vendors are validated to assess their reasonableness.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Unsecured Notes and Loans Payable

Unsecured notes and loans payable are primarily valued using current market rates and credit spreads for debt with similar maturities.  Our valuation models utilize observable inputs such as standard industry curves; therefore, we classify these unsecured notes and loans payables in Level 2 of the fair value hierarchy.  Where observable inputs are not available, we use quoted market prices to estimate the fair value of unsecured notes and loans payable.  These unsecured notes and loans payable are classified in Level 3 of the fair value hierarchy since the market for these instruments is not active.  In a limited number of instances, where neither observable inputs nor quoted market prices are available, we estimate the fair value of unsecured notes and loan payable using quotes from counterparties or a third party pricing vendor.  We review the appropriateness of these fair value measurements by assessing the reasonableness of period over period fluctuations.  Since the valuations utilize unobservable inputs, we classify the unsecured notes and loans payables in Level 3 of the fair value hierarchy.

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

Offsetting of Derivatives

The accounting guidance permits the net presentation on the Consolidated Balance Sheet of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists.  When we meet this condition, we elect to present such balances on a net basis.  Our embedded derivative contracts do not meet the accounting guidance permitting netting and therefore balances are presented gross.

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

Risk Transfer

Our insurance operations transfers certain risks to protect us against the impact of unpredictable high severity losses.  The amounts recoverable from reinsurers and other companies that assume liabilities relating to our insurance operations are determined in a manner consistent with the related reinsurance or risk transfer agreement.  Amounts recoverable from reinsurers and other companies on unpaid losses are recorded as a receivable but are not collectible until the losses are paid.  Revenues related to risks transferred are recognized on the same basis as the related revenues from the underlying agreements.  Covered losses are recorded as a reduction to insurance losses and loss adjustment expenses.

Income Taxes

We use the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current fiscal year’s provision for income taxes.

TMCC files a consolidated federal income tax return with its subsidiaries and TFSA.  TMCC files either separate or consolidated/combined state income tax returns with Toyota Motor North America (“TMA”), TFSA, or subsidiaries of TMCC.  State income tax expense is generally recognized as if TMCC and its subsidiaries filed their tax returns on a stand-alone basis.  In those states where TMCC and its subsidiaries join in the filing of consolidated or combined income tax returns, TMCC and its subsidiaries are allocated their share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss.  Based on the federal and state tax sharing agreements, TFSA and TMCC and its subsidiaries pay for their share of the income tax expense and are reimbursed for the benefit of any of their tax losses utilized in the federal and state income tax returns.

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

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will replace all existing revenue recognition guidance.  This accounting guidance is effective for us on April 1, 2017.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and 2013, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million as of March 31, 2014 and 2013.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of March 31, 2014 and 2013.

As of March 31, 2014
	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$730	$694	$-	$-	$1,424
Certificates of deposit	-	1,437	-	-	1,437
Commercial paper	-	708	-	-	708
Cash equivalents total	730	2,839	-	-	3,569
Restricted Cash Equivalents- money market instruments	1,077	-	-	-	1,077
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	398	252	2	-	652
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	1,599	-	-	1,599
Commercial paper	-	507	-	-	507
Corporate debt securities	-	157	12	-	169
Mortgage-backed securities:
U.S. government agency	-	60	-	-	60
Non-agency residential	-	-	5	-	5
Non-agency commercial	-	-	43	-	43
Asset-backed securities	-	-	27	-	27
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	44	-	-	44
U.S. government sector fund	-	327	-	-	327
Municipal sector fund	-	22	-	-	22
Investment grade corporate sector fund	-	316	-	-	316
High-yield sector fund	-	45	-	-	45
Real return sector fund	-	274	-	-	274
Mortgage sector fund	-	520	-	-	520
Asset-backed securities sector fund	-	50	-	-	50
Emerging market sector fund	-	66	-	-	66
International sector fund	-	171	-	-	171
Equity mutual fund	481	-	-	-	481
Available-for-sale securities total	879	4,421	89	-	5,389
Derivative assets:
Foreign currency swaps	-	804	70	-	874
Interest rate swaps	-	358	3	-	361
Counterparty netting and collateral	-	-	-	(1,186)	(1,186)
Derivative assets total	-	1,162	73	(1,186)	49
Assets at fair value	2,686	8,422	162	(1,186)	10,084
Derivative liabilities:
Foreign currency swaps	-	(252)	-	-	(252)
Interest rate swaps	-	(553)	-	-	(553)
Counterparty netting and collateral	-	-	-	799	799
Liabilities at fair value	-	(805)	-	799	(6)
Net assets at fair value	$2,686	$7,617	$162	$(387)	$10,078

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During fiscal 2014, certain corporate debt securities were transferred from Level 2 to Level 3 due to reduced transparency of inputs for these instruments.  Additionally, during fiscal 2014 there was a $2 million transfer from the corporate debt securities asset class to the U.S. government and agency obligations asset class within the Level 3 debt instruments due to a reclassification of an existing debt instrument.  During fiscal 2013, $53 million of U.S. government and agency obligations were valued using quoted prices for identical securities traded in an active market and were transferred from Level 2 to Level 1.  Additionally, during fiscal 2013, certain available-for-sale debt instruments were transferred from Level 2 to Level 3 due to reduced transparency of market price quotations for these and/or comparable instruments.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for fiscal 2014 and 2013:

Year Ended March 31, 2014

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities					Derivatives				Total net assets (liabilities)

	U.S.				Total				Total
	government	Corporate	Mortgage	Asset-	available-	Interest	Foreign	Embedded	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	derivatives,	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	net	(liabilities)
Fair value, April 1, 2013	$-	$4	$56	$13	$73	$12	$55	$(12)	$55	$128
Total gains (losses)
Included in earnings	-	-	-	-	-	5	17	12	34	34
Included in other
comprehensive income	-	-	(2)	-	(2)	-	-	-	-	(2)
Purchases, issuances, sales, and
settlements
Purchases	-	3	7	16	26	-	-	-	-	26
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	(8)	-	(8)	-	-	-	-	(8)
Settlements	-	-	(5)	(2)	(7)	(14)	(2)	-	(16)	(23)
Transfers in to Level 3	2	7	-	-	9	-	-	-	-	9
Transfers out of Level 3	-	(2)	-	-	(2)	-	-	-	-	(2)
Fair value, March 31, 2014	$2	$12	$48	$27	$89	$3	$70	$-	$73	$162

The amount of total (losses)/gains
for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$(2)	$23	$-	$21	$21

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Year Ended March 31, 2013

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities				Derivatives				Total net assets (liabilities)

				Total				Total
	Corporate	Mortgage	Asset-	available-	Interest	Foreign	Embedded	derivative
	debt	backed	backed	for-sale	rate	currency	derivatives,	assets
(Dollars in millions)	securities	securities	securities	securities	swaps	swaps	net	(liabilities)
Fair value, April 1, 2012	$1	$19	$1	$21	$13	$69	$(24)	$58	$79
Total gains
Included in earnings	-	-	-	-	2	11	12	25	25
Included in other
comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	37	7	44	-	-	-	-	44
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(6)	(1)	(7)	-	-	-	-	(7)
Settlements	-	(7)	(5)	(12)	(3)	(25)	-	(28)	(40)
Transfers in to Level 3	3	13	11	27	-	-	-	-	27
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, March 31, 2013	$4	$56	$13	$73	$12	$55	$(12)	$55	$128

The amount of total gains
for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date					$2	$8	$1	$11	$11

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are individually evaluated for impairment.  These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.  For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period.  These nonrecurring fair value measurements were $177 million and $208 million as of March 31, 2014 and 2013, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements at March 31, 2014 and March 31, 2013

The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the years ended March 31, 2014 and 2013.

Financial Instruments

The following tables provide information about financial assets and liabilities not carried at fair value in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of March 31, 2014

Financial assets
Finance receivables, net
Retail loan	$48,892	$-	$-	$49,392	$49,392
Commercial	174	-	-	160	160
Wholesale	9,344	-	-	9,391	9,391
Real estate	4,601	-	-	4,552	4,552
Working capital	1,802	-	-	1,807	1,807

Financial liabilities
Commercial paper	$27,709	$-	$27,709	$-	$27,709
Unsecured notes and loans payable	49,500	-	49,697	736	50,433
Secured notes and loans payable	8,158	-	-	8,165	8,165

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

The carrying value of each class of finance receivables is presented including accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  The amount excludes related party transactions of $89 million and $40 million at March 31, 2014 and 2013 and direct finance leases of $274 million and $235 million at March 31, 2014 and 2013, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	March 31, 2014
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$652	$1	$(1)	$652
Municipal debt securities	10	1	-	11
Certificates of deposit	1,599	-	-	1,599
Commercial paper	507	-	-	507
Corporate debt securities	164	6	(1)	169
Mortgage-backed securities:
U.S. government agency	60	1	(1)	60
Non-agency residential	4	1	-	5
Non-agency commercial	44	1	(2)	43
Asset-backed securities	27	-	-	27
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	41	3	-	44
U.S. government sector fund	329	-	(2)	327
Municipal sector fund	21	1	-	22
Investment grade corporate sector fund	283	33	-	316
High-yield sector fund	38	7	-	45
Real return sector fund	275	-	(1)	274
Mortgage sector fund	519	1	-	520
Asset-backed securities sector fund	40	10	-	50
Emerging market sector fund	65	1	-	66
International sector fund	170	2	(1)	171
Equity mutual fund	217	264	-	481
Total investments in marketable securities	$5,065	$333	$(9)	$5,389

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
The fixed income mutual funds include investments in funds that are privately placed and managed by an open-end investment management company (the “Trust”).  The total fair value of private placement fixed income mutual funds was $1.8 billion and $2.0 billion at March 31, 2014 and 2013, respectively.  We may redeem shares during any 90 day period solely in cash up to the lesser of $250 thousand or 1 percent of the Trust’s asset value at the beginning of such period. Although the Trust will normally redeem all shares for cash, it may, in unusual circumstances, redeem amounts exceeding the lesser of the two amounts described above, in whole or in part, by payment in kind of securities held by the respective fund.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in accumulated other comprehensive income, net of applicable taxes in our Consolidated Statement of Shareholder's Equity:

	Less than 12 months as of
	March 31, 2014		March 31, 2013
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency
obligations	$33	$(1)	$-	$-
Corporate debt securities	43	(1)	-	-
Mortgage backed securities:
U.S. government agency	35	(1)	-	-
Equity instruments:
Fixed income mutual funds:
U.S. government sector fund	270	(2)	-	-
Real return sector fund	268	(1)	-	-
Mortgage sector fund	-	-	532	(12)
International sector fund	138	(1)	-	-
Total investments in marketable securities	$787	$(7)	$532	$(12)

At March 31, 2014 and 2013, the unrealized losses of investments that had been in a loss position for 12 consecutive months or more were not significant.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type for the following:

	Years Ended March 31,
(Dollars in millions)	2014	2013	2012
Available-for-sale securities:
Realized gains on sales	$59	$23	$16
Realized losses on sales	$(4)	$(2)	$(41)
Other-than-temporary impairment	$(55)	$-	$-

Substantially all of the other-than-temporary impairment write-downs of $55 million during the year ended March 31, 2014 were related to fixed income mutual funds.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The fair value and contractual maturities of investments in marketable securities at March 31, 2014 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$570	0.13%	$59	1.57%	$23	1.61%	$-	-%	$652	0.81%
Municipal debt securities	-	-	-	-	2	5.58	9	5.57	11	5.58
Certificates of deposit	1,599	0.23	-	-	-	-	-	-	1,599	0.23
Commercial paper	507	0.17	-	-	-	-	-	-	507	0.17
Corporate debt
securities	2	5.51	63	3.67	64	3.75	40	4.68	169	3.90
Mortgage-backed securities:
U.S. government agency	-	-	1	5.78	3	3.45	56	3.45	60	3.47
Non-agency residential	-	-	-	-	-	-	5	9.49	5	9.49
Non-agency commercial	-	-	3	2.24	1	3.28	39	3.11	43	3.06
Asset-backed securities	-	-	5	0.75	4	1.88	18	2.66	27	2.08
Debt instruments total	2,678	0.20	131	2.59	97	3.20	167	3.87	3,073	0.70

Equity instruments:
Fixed income mutual funds									1,835	4.41
Equity mutual funds									481	4.27
Equity instruments total	-		-		-		-		2,316	4.38
Total fair value	$2,678	0.20%	$131	2.59%	$97	3.20%	$167	3.87%	$5,389	2.28%
Total amortized cost	$2,679		$127		$97		$164		$5,065

Yields are based on the amortized cost balances of securities held at March 31, 2014.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at March 31, 2014 and 2013.

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

(Dollars in millions)	March 31, 2014	March 31, 2013
Retail receivables	$40,216	$40,508
Pledged retail receivables	9,633	7,669
Dealer financing	15,925	14,995
	65,774	63,172

Deferred origination (fees) and costs, net	651	634
Deferred income	(863)	(794)
Allowance for credit losses
Retail and pledged retail receivables	(298)	(338)
Dealer financing	(88)	(107)
Total allowance for credit losses	(386)	(445)
Finance receivables, net	$65,176	$62,567

Contractual maturities on retail receivables and dealer financing are as follows (dollars in millions):

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2015	$14,336	$11,345
2016	12,719	1,546
2017	10,397	1,020
2018	7,473	731
2019	3,768	806
Thereafter	1,150	477
Total	$49,843	$15,925

Finance receivables, net and retail receivables presented in the previous tables include direct finance lease receivables, net of $274 million and $235 million at March 31, 2014 and 2013, respectively.  Contractual maturities of retail receivables exclude $6 million of estimated unguaranteed residual values related to direct finance leases.

A significant portion of our finance receivables has historically settled prior to contractual maturity.  Contractual maturities shown above should not be considered indicative of future cash collections.

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

Retail Loan and Commercial Portfolio Segments

Retail loan and commercial portfolio segments each consist of one class of finance receivables.  While we use various credit quality metrics to develop our allowance for credit losses on the retail loan and commercial portfolio segments, we primarily utilize the aging of the individual accounts to monitor the credit quality of these finance receivables.  Based on our experience, the payment status of borrowers is the strongest indicator of the credit quality of the underlying receivables.  Payment status also impacts charge-offs.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Finance Receivables, Net (Continued)

The tables below present each credit quality indicator by class of finance receivable as of March 31, 2014 and 2013:

	Retail Loan		Commercial
(Dollars in millions)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Aging of finance receivables:
Current	$48,828	$47,236	$432	$362
30-59 days past due	459	454	6	6
60-89 days past due	90	87	1	1
90 days or greater past due	33	31	-	-
Total	$49,410	$47,808	$439	$369

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	March 31, 2014	March 31, 20131	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Credit quality indicators:
Performing	$8,129	$7,740	$3,791	$3,968	$1,642	$1,616
Credit Watch	1,282	915	855	583	158	80
At Risk	24	33	12	28	25	28
Default	1	1	-	1	6	2
Total	$9,436	$8,689	$4,658	$4,580	$1,831	$1,726

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivable as of March 31, 2014 and 2013:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
(Dollars in millions)	2014	2013	2014	2013	2014	2013

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$13	$16	$13	$16	$1	$3
Real estate	27	33	27	33	8	7
Working capital	23	24	23	24	22	23
Total	$63	$73	$63	$73	$31	$33

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$51	$66	$51	$66
Real estate	90	97	90	97
Working capital	4	5	4	5
Total	$145	$168	$145	$168

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$322	$415	$318	$410
Commercial	1	1	1	1
Total	$323	$416	$319	$411

Total impaired account balances:

Retail loan	$322	$415	$318	$410
Commercial	1	1	1	1
Wholesale	64	82	64	82
Real estate	117	130	117	130
Working capital	27	29	27	29
Total	$531	$657	$527	$652

As of March 31, 2014 and 2013, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $54 million and $69 million, respectively and there were no charge-offs against the allowance for credit losses. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired finance receivables as of the balance sheet date and the interest income recognized on these loans during fiscal 2014 and 2013:

	Average Impaired Finance Receivables		Interest Income Recognized
	Years ended March 31,		Years ended March 31,
(Dollars in millions)	2014	2013	2014	2013

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$16	$22	$-	$-
Real estate	32	75	1	1
Working capital	24	24	2	1
Total	$72	$121	$3	$2

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$59	$63	$1	$2
Real estate	93	59	4	4
Working capital	4	2	-	-
Total	$156	$124	$5	$6

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$368	$462	$27	$37
Commercial	1	1	-	-
Total	$369	$463	$27	$37

Total impaired account balances:

Retail loan	$368	$462	$27	$37
Commercial	1	1	-	-
Wholesale	75	85	1	2
Real estate	125	134	5	5
Working capital	28	26	2	1
Total	$597	$708	$35	$45

Interest income recognized using a cash-basis method of accounting during fiscal 2014 and 2013 was not significant.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2014 and 2013 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  Troubled debt restructurings for accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during fiscal 2014 and 2013.

We consider finance receivables under bankruptcy protection within the retail loan and commercial classes troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2014 and 2013, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during fiscal 2014 and 2013, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of receivables.

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

Investments in operating leases, net consisted of the following:

(Dollars in millions)	March 31, 2014	March 31, 2013
Investments in operating leases	$31,023	$25,957
Pledged investments in operating leases	248	630
	31,271	26,587
Deferred origination (fees) and costs, net	(146)	(125)
Deferred income	(826)	(609)
Accumulated depreciation	(5,462)	(5,387)
Allowance for credit losses	(68)	(82)
Investments in operating leases, net	$24,769	$20,384

Future minimum lease rentals on operating leases are as follows (dollars in millions):

Future minimum
Years ending March 31,	rentals on operating leases
2015	$4,220
2016	2,912
2017	1,093
2018	193
2019	29
Thereafter	1
Total	$8,448

A portion of our operating lease contracts has historically terminated prior to maturity. Future minimum rentals shown above should not be considered indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Allowance for credit losses at beginning of period	$527	$619	$879
Provision for credit losses	170	121	(98)
Charge-offs, net of recoveries	(243)	(213)	(162)
Allowance for credit losses at end of period	$454	$527	$619

Charge-offs are shown net of $85 million, $87 million and $123 million of recoveries for fiscal 2014, 2013 and 2012, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for fiscal 2014 and 2013:

Fiscal Year Ended March 31, 2014

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning Balance at April 1, 2013	$333	$5	$107	$445
Charge-offs	(263)	(2)	-	$(265)
Recoveries	64	1	-	65
Provisions	162	(2)	(19)	141
Ending Balance at March 31, 2014	$296	$2	$88	$386

Ending Balance: Individually evaluated for impairment	$-	$-	$31	$31
Ending Balance: Collectively evaluated for impairment	$296	$2	$57	$355

Gross Finance Receivables:

Ending Balance at March 31, 2014	$49,410	$439	$15,925	$65,774
Ending Balance: Individually evaluated for impairment	$-	$-	$208	$208
Ending Balance: Collectively evaluated for impairment	$49,410	$439	$15,717	$65,566

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses (Continued)

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $322 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2014, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of gross finance receivables for the dealer products portfolio segment collectively evaluated for impairment includes $836 million and $144 million in receivables which are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) or private Toyota distributors, respectively.  These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

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

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $415 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2013, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of gross finance receivables for the dealer products portfolio segment collectively evaluated for impairment includes $812 million and $145 million in receivables which are guaranteed by TMS or private Toyota distributors, respectively.  These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	March 31, 2014	March 31, 2013
Aggregate balances 60 or more days past due:
Finance receivables	$125	$119
Operating leases	36	36
Total	$161	$155

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of March 31, 2014 and 2013:

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing

As of March 31, 2014

Retail Loan	$459	$90	$33	$582	$48,828	$49,410	$33
Commercial	6	1	-	7	432	439	-
Wholesale	-	-	-	-	9,436	9,436	-
Real estate	4	1	-	5	4,653	4,658	-
Working capital	-	-	-	-	1,831	1,831	-
Total	$469	$92	$33	$594	$65,180	$65,774	$33

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing

As of March 31, 2013

Retail Loan	$454	$87	$31	$572	$47,236	$47,808	$31
Commercial	6	1	-	7	362	369	-
Wholesale	-	-	-	-	8,689	8,689	-
Real estate	-	-	-	-	4,580	4,580	-
Working capital	-	-	-	-	1,726	1,726	-
Total	$460	$88	$31	$579	$62,593	$63,172	$31

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our Asset-Liability Committee which provides a framework for financial controls and governance to manage market risk.

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of March 31, 2014, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at March 31, 2014 was $6 million, excluding adjustments made for our own non-performance risk.  Since we fully collateralize without regard to credit ratings, we would not be required to post additional collateral to the counterparties with which we were in a net liability position at March 31, 2014, even if our credit ratings were to decline.  In order to settle all derivative instruments that were in a net liability position at March 31, 2014, excluding adjustments made for our own non-performance risk, we would be required to pay $6 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet at March 31, 2014 and 2013.

	Hedge accounting		Non-hedge		Total
As of March 31, 2014	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$25	$25,942	$336	$26,407	$361
Foreign currency swaps	852	342	7,374	532	8,226	874
Total	$1,317	$367	$33,316	$868	$34,633	$1,235

Counterparty netting and collateral						(1,186)
Carrying value of derivative contracts – Other assets						$49

Other liabilities
Interest rate swaps	$-	$-	$57,689	$553	$57,689	$553
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	157	14	3,822	238	3,979	252
Total	$157	$14	$61,561	$791	$61,718	$805

Counterparty netting and collateral						(799)
Carrying value of derivative contracts – Other liabilities						$6

As of March 31, 2014, we held collateral of $718 million which offset derivative assets, and posted collateral of $331 million which offset derivative liabilities.  We also held collateral of $5 million which we did not use to offset derivative assets, and we posted collateral of $3 million which we did not use to offset derivative liabilities.

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

As of March 31, 2013, we held collateral of $953 million which offset derivative assets, and posted collateral of $184 million which offset derivative liabilities.  We also held collateral of $3 million which we did not use to offset derivative assets, and we posted collateral of $6 million which we did not use to offset derivative liabilities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for fiscal 2014, 2013 and 2012 as reported in our Consolidated Statement of Income:

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Interest expense on debt	$1,262	$1,330	$1,677
Interest expense on hedge accounting derivatives	(85)	(103)	(221)
Interest expense on non-hedge accounting foreign currency
swaps	(202)	(258)	(386)
Interest expense on non-hedge accounting interest rate swaps	210	359	606
Interest expense on debt and derivatives	1,185	1,328	1,676

Loss (gain) on hedge accounting derivatives:
Interest rate swaps	20	15	(6)
Foreign currency swaps	8	274	23
Loss on hedge accounting derivatives	28	289	17
Less hedged item: change in fair value of fixed rate debt	(31)	(299)	(38)
Ineffectiveness related to hedge accounting derivatives	(3)	(10)	(21)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) on foreign currency transactions	(45)	(430)	(182)
Loss (gain) on foreign currency swaps	185	431	(84)
Loss (gain) on interest rate swaps	18	(379)	(89)
Total interest expense	$1,340	$940	$1,300

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense:

	Years ended March 31,
(Dollars in millions)	2014	2013	2012

Gains related to hedge accounting derivatives	$-	$(2)	$(3)
Gains on non-hedge accounting foreign currency swaps	-	-	(6)
Total credit valuation adjustment allocated to interest expense	$-	$(2)	$(9)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	March 31, 2014	March 31, 2013
Other assets:

Notes receivable from affiliates	$1,172	$931
Used vehicles held for sale	139	265
Deferred charges	116	120
Income taxes receivable	-	13
Derivative assets	49	58
Other assets	394	353
Total other assets	$1,870	$1,740

Other liabilities:

Unearned insurance premiums and contract revenues	$1,665	$1,528
Derivative liabilities	6	17
Accounts payable and accrued expenses	746	685
Deferred income	332	255
Other liabilities	139	192
Total other liabilities	$2,888	$2,677

The change in used vehicles held for sale includes non-cash investing activities of $147 million, $183 million and $80 million at March 31, 2014, 2013 and 2012, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	March 31,		March 31,
(Dollars in millions)	2014	2013	2014	2013
Commercial paper	$27,709	$24,590	0.18%	0.24%
Unsecured notes and loans payable	49,075	46,707	1.99%	2.19%
Secured notes and loans payable	8,158	7,009	0.54%	0.60%
Carrying value adjustment	425	526
Total debt	$85,367	$78,832	1.26%	1.43%

The commercial paper balance includes unamortized premiums and discounts.  As of March 31, 2014, our commercial paper had a weighted average remaining maturity of 87 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at March 31, 2014 included $17.6 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $31.9 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2013 included $16.8 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $30.4 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At March 31, 2014 and 2013, the carrying values of these foreign currency denominated notes payable were $12.6 billion and $13.2 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.6 percent at March 31, 2014 and 0.4 percent to 1.9 percent at March 31, 2013.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt (Continued)

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased by $101 million at March 31, 2014 compared to March 31, 2013 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which some of our debt is denominated.

Scheduled maturities of our debt portfolio are summarized below (dollars in millions).  Actual repayment of secured debt will vary based on the repayment activity on the related pledged assets.

Future
Years ending March 31,	debt maturities

2015	$44,944
2016	13,718
2017	7,887
2018	8,117
2019	3,506
Thereafter	7,195
Total debt	$85,367

Interest payments on commercial paper and debt, including net settlements on interest rate swaps, were $1.1 billion, $1.3 billion and $1.6 billion in fiscal 2014, 2013 and 2012, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Variable Interest Entities

Consolidated Variable Interest Entities

We use one or more special purpose entities that are considered Variable Interest Entities to issue asset-backed securities to third party bank-sponsored asset-backed securitization vehicles and to investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows related to retail finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”).  We hold variable interests in the VIEs that could potentially be significant to the VIEs.  We determined that we are the primary beneficiary of the securitization trusts because (i) our servicing responsibilities for the Securitized Assets give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant.

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of March 31, 2014 and 2013:

	March 31, 2014

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$624	$9,633	$9,501	$3	$8,146	$2
Investments in operating leases	20	248	156	4	12	-
Total	$644	$9,881	$9,657	$7	$8,158	$2

	March 31, 2013

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$458	$7,669	$7,556	$3	$6,738	$1
Investment in operating leases	33	630	434	9	271	-
Total	$491	$8,299	$7,990	$12	$7,009	$1

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Variable Interest Entities (Continued)

Restricted cash shown in the table above represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,169 million and $466 million of securities retained by TMCC at March 31, 2014 and 2013, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate, TMS, which has an equity position in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  At March 31, 2014 and 2013, amounts due from these dealers that are classified as finance receivables, net in the Consolidated Balance Sheet and revenues received during each of fiscal 2014, 2013 and 2012 from these dealers under the TDIG Program were not significant.

We also have other lending relationships and joint ventures which have been determined to be VIEs but these relationships are not consolidated as we are not the primary beneficiary.  All amounts under these relationships were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2014 and 2013.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2014, TMCC had committed bank credit facilities totaling $5.7 billion of which $3.3 billion, $2.0 billion and $400 million mature in fiscal 2015, 2016 and 2017, respectively.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2014 and 2013. We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Pension and Other Benefit Plans

We are a participating employer in certain retirement and post-employment health care, life insurance, and other benefits sponsored by TMS, an affiliate.  Costs of each plan are generally allocated to us by TMS based on relative payroll costs associated with participating or eligible employees at TMCC as compared to the plan as a whole.

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

Pension costs allocated to TMCC for our employees in the TMS pension plan were $15 million, $8 million and $7 million for fiscal 2014, 2013 and 2012, respectively.

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

TMCC employer contributions to the TMS savings plan were $7 million for fiscal 2014, 2013 and 2012.

Other Post-Retirement Benefit Plans

In addition, employees are generally eligible to participate in various health care, life insurance and other post-retirement benefits sponsored by TMS.  In order to be eligible for these benefits, the employee must retire with at least ten years of service and in some cases be at least 55 years of age.

Other post-retirement benefit costs allocated to TMCC were $16 million, $15 million and $13 million for fiscal 2014, 2013 and 2012, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision

The provision for income taxes consisted of the following:

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Current
Federal	$(24)	$(15)	$(33)
State	(3)	41	7
Foreign	8	6	9
Total current	(19)	32	(17)
Deferred
Federal	460	721	830
State	54	69	123
Foreign	2	2	1
Total deferred	516	792	954
Provision for income taxes	$497	$824	$937

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2014	2013	2012
Provision for income taxes at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	3.1%	3.2%	3.4%
Other	(1.4)%	-%	0.3%
Effective tax rate	36.7%	38.2%	38.7%

For fiscal 2014 and 2013, the amounts in Other in the table above include benefits from federal plug-in and electric vehicle credits offset by adjustments for the differences between the income tax accrued in the prior year as compared with the actual liability on the income tax returns as filed.  For fiscal 2012, the amounts in Other included benefits from state hybrid vehicle credits and adjustments for the differences between the income tax accrued in the prior year as compared with the actual liability on the income tax returns as filed.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

The net deferred income tax liabilities, by tax jurisdiction, are as follows:

	March 31,
(Dollars in millions)	2014	2013
Federal	$6,217	$5,763
State	529	475
Foreign	1	(2)
Net deferred income tax liability	$6,747	$6,236

Our net deferred income tax liability consists of the following deferred tax liabilities and assets:

	March 31,
(Dollars in millions)	2014	2013
Liabilities:
Lease transactions	$7,133	$6,509
State taxes	482	446
Mark-to-market of investments in marketable securities
and derivatives	138	210
Other	295	295
Deferred tax liabilities	$8,048	$7,460

Assets:
Provision for credit and residual value losses	310	347
Deferred costs and fees	211	167
Net operating loss and tax credit carryforwards	742	679
Other	56	47
Deferred tax assets	1,319	1,240
Valuation allowance	(18)	(16)
Net deferred tax assets	$1,301	$1,224

Net deferred income tax liability	$6,747	$6,236

We have deferred tax assets related to our cumulative federal net operating loss carryforwards of $591 million and $552 million available at March 31, 2014 and 2013, respectively.  The federal net operating loss carryforwards will expire beginning in fiscal 2029 through fiscal 2034.  At March 31, 2014, we have a deferred tax asset of $56 million for state tax net operating loss carryforwards which will expire in fiscal 2015 through fiscal 2034.  At March 31, 2013, we had deferred tax assets of $55 million for state tax net operating loss carryforwards which will expire in fiscal 2014 through fiscal 2032.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

In addition, at March 31, 2014 and 2013, we have deferred tax assets for federal and state hybrid credits of $80 million and $58 million, respectively.  The deferred tax assets related to state tax net operating losses and state hybrid credits are reduced by a valuation allowance of $18 million at March 31, 2014.  The deferred tax assets related to state tax net operating losses and charitable contributions were reduced by a valuation allowance of $16 million at March 31, 2013.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.  We received a net tax refund of $30 million for fiscal 2014 and paid net taxes of $21 million in fiscal 2013.

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, U.S. taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2014 these unremitted earnings totaled $184 million.   Determination of the amount of the deferred tax liability is not practicable, and accordingly no estimate of the unrecorded deferred tax liability is provided.  Although there are no foreseeable events causing repatriation of earnings, possible examples may include but not be limited to parent company capital needs or exiting the business in the foreign country.

At March 31, 2014, we had a payable of $11 million for our share of the income tax in those states where we filed consolidated or combined returns with TMA and its subsidiaries. At March 31, 2013, the receivable for our share of the income tax in those states where we filed consolidated or combined returns with TMA and its subsidiaries was $7 million. At March 31, 2014, we had a receivable of less than $1 million for federal and state income tax from TMCC affiliated companies.  At March 31, 2013, we had a receivable of $1.1 million for federal and state income tax from TMCC affiliated companies.  Such TMCC affiliated companies include TFSA, TFSB, and Toyota Financial Services Securities USA Corporation.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.

The change in unrecognized tax benefits in fiscal 2014, 2013 and 2012 are as follows:

	March 31,
(Dollars in millions)	2014	2013	2012
Balance at beginning of the year	$7	$8	$6
Increases related to positions taken during the prior years	-	-	2
Increases related to positions taken during the current year	-	1	-
Decreases related to positions taken during the prior years	(1)	-	-
Settlements	-	(2)	-
Balance at end of year	$6	$7	$8

At March 31, 2014 and 2013, approximately $1 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate.  At March 31, 2012, approximately $2 million of the respective unrecognized tax benefits at each year end would, if recognized, have an effect on the effective tax rate.  The deductibility of the remaining amount of the respective unrecognized tax benefits is highly certain, but there is uncertainty about the timing of such deductibility.  The decrease in unrecognized tax benefits during fiscal 2014 did not have an effect on the effective tax rate. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2014, 2013, and 2012, less than $1 million was accrued for interest and no penalties were accrued.

As of March 31, 2014, we remain under IRS examination for fiscal 2014, 2013, and 2012.  The IRS examination for fiscal 2010 was concluded in the first quarter of fiscal 2012.  The IRS examination for fiscal 2011 was concluded in the first quarter of fiscal 2014.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

(Dollars in millions)	March 31, 2014	March 31, 2013
Commitments:
Credit facilities commitments with
vehicle and industrial equipment dealers	$1,295	$1,106
Minimum lease commitments	62	74
Total commitments	1,357	1,180
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$1,457	$1,280

Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Total rental expense including payments to affiliates was $25 million for fiscal 2014, and $22 million and $23 million for fiscal 2013 and 2012, respectively.  Minimum lease commitments include $30 million and $37 million for facilities leases with affiliates at March 31, 2014 and 2013, respectively.  At March 31, 2014, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):
Future minimum
Years ending March 31,	lease payments
2015	$19
2016	18
2017	13
2018	8
2019	3
Thereafter	1
Total	$62

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2014 and 2013.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2014, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2014 and 2013, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies (Continued)

Litigation and Governmental Proceedings

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Years ended March 31,
(Dollars in millions)	2014	2013	2012
Net financing revenues:
Manufacturers’ subvention support and other revenues	$994	$940	$949
Credit support fees incurred	$(82)	$(72)	$(33)
Foreign exchange loss on loans payable to affiliates	$-	$(39)	$(4)
Interest expense on loans payable to affiliates	$(3)	$(6)	$(49)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$131	$161	$216

Investments and other income, net:
Interest earned on notes receivable from affiliates	$6	$6	$3

Expenses:
Shared services charges and other expenses	$61	$64	$67
Employee benefits expense	$38	$30	$27

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	March 31, 2014	March 31, 2013
Assets:
Investments in marketable securities
Investments in affiliates' commercial paper	$-	$2

Finance receivables, net
Accounts receivable from affiliates	$74	$22
Direct finance receivables from affiliates	$6	$6
Notes receivable under home loan programs	$15	$18
Deferred retail origination costs paid to affiliates	$1	$-
Deferred retail subvention income from affiliates	$(768)	$(699)

Investments in operating leases, net
Leases to affiliates	$7	$7
Deferred lease subvention income from affiliates	$(806)	$(604)

Other assets
Notes receivable from affiliates	$1,172	$931
Other receivables from affiliates	$2	$1
Subvention support receivable from affiliates	$159	$88

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$244	$235
Accounts payable to affiliates	$216	$192
Notes payable to affiliate	$22	$48

Shareholder’s Equity:
Dividends paid	$665	$1,487
Stock-based compensation	$2	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Financing Support Arrangements with Affiliates

TMCC is party to a credit support agreement with TFSC (the “TMCC Credit Support Agreement”).  The agreement requires TFSC to maintain certain ownership, net worth maintenance, and debt service provisions in respect of TMCC, but is not a guarantee by TFSC of any securities or obligations of TMCC.  In conjunction with this credit support agreement, TMCC has agreed to pay TFSC a semi-annual fee based on a fixed rate applied to the weighted average outstanding amount of securities entitled to credit support.  Credit support fees incurred under this agreement were $82 million, $72 million, and $33 million for fiscal 2014, 2013, and 2012, respectively.

Toyota Credit de Puerto Rico Corp. (“TCPR”) is the beneficiary of a credit support agreement with TFSC containing provisions similar to the TMCC Credit Support Agreement described above.

In addition, TMCC receives and provides financing support from TFSC and other affiliates in the form of promissory notes, conduit finance agreements and various loan and credit facility agreements.  Total financing support received and provided, along with the amounts currently outstanding under those agreements, is summarized below.  All foreign currency amounts have been translated at the exchange rates in effect as of March 31, 2014.

Financing Support Provided by Parent and Affiliates (amounts in millions):

	Financing available		Amounts outstanding (USD) at
Affiliate	to TMCC		March 31, 2014	March 31, 2013

Toyota Credit Canada Inc.	CAD	1,500	$-	$-
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	-	-
Toyota Financial Services Americas Corporation	USD	200	22	48
Toyota Finance Australia Limited	USD	1,000	-	-
Total			$22	$48

Financing Support Provided to Affiliates (amounts in millions):

	Financing made		Amounts outstanding (USD) at
Affiliate	available by TMCC		March 31, 2014	March 31, 2013

Toyota Financial Savings Bank	USD	400	$40	$35
Toyota Credit Canada Inc.	CAD	2,500	-	-
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	827	419
Toyota Financial Services Americas Corporation	USD	200	-	-
Toyota Financial Services Mexico, S.A. de C.V.	USD	500	-	-
Banco Toyota do Brasil	USD	300	105	127
Toyota Finance Australia Limited	USD	1,000	200	350
Total			$1,172	$931

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Other Financing Support Provided to Affiliates

•
TMCC and TFSC entered into conduit finance agreements under which TFSC passed along to TMCC certain funds that TFSC received from other financial institutions solely for the benefit of TMCC.  The last of these agreements expired in April 2012 and there were no amounts payable under these agreements as of March 31, 2014 and 2013, respectively.

•
TMCC provides home loans to relocated employees as well as certain officers, directors, and other members of management.  Loans to directors and executive officers were made prior to July 30, 2002 and were grandfathered under the Sarbanes-Oxley Act of 2002.

•
TMCC provides wholesale financing to certain dealerships owned by affiliates.  TMCC also pays these dealers origination fees.  These costs represent direct costs incurred in connection with the acquisition of retail and lease contracts, including incentive and rate participation.

•	TMCC provides real estate and working capital loans to certain dealerships that were consolidated with another affiliate under the accounting guidance for variable interest entities.

•
TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies.

•
TMCC and Toyota Financial Savings Bank (“TFSB”) are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines, not to exceed $150 million over a three year period. At March 31, 2014 and 2013, there were $52 million and $55 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Operational Support Arrangements with Affiliates

•
TMCC and TCPR provide various wholesale financing to vehicle and industrial equipment dealers, which result in our having payables to TMS, Toyota de Puerto Rico Corp (“TDPR”), Toyota Material Handling, U.S.A., Inc. (“TMHU”) and Hino Motor Sales, U.S.A., Inc. (“HINO”).

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

•
TMIS provided prepaid maintenance and vehicle service coverage to TMS in support of special sales and customer loyalty efforts until the programs were discontinued in fiscal 2011.  All contract revenue was fully recognized as of March 31, 2013.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Segment Information

Our reportable segments include finance and insurance operations.  Finance operations include retail, leasing, and dealer financing provided to authorized vehicle and industrial equipment dealers and their customers in the U.S. and Puerto Rico.  Insurance operations are performed by TMIS and its subsidiaries.  The principal activities of TMIS include marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers in the U.S.  The finance and insurance operations segment information presented below includes allocated corporate expenses for the respective segments.  The accounting policies of the operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Financial information for our reportable operating segments for the years ended March 31 is summarized as follows:

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2014:
Total financing revenues	$7,371	$-	$26	$7,397
Insurance earned premiums and contract revenues	-	593	(26)	567
Investment and other income, net	98	37	-	135
Total gross revenues	7,469	630	-	8,099

Less:
Depreciation on operating leases	4,012	-	-	4,012
Interest expense	1,340	-	-	1,340
Provision for credit losses	170	-	-	170
Operating and administrative expenses	767	198	-	965
Insurance losses and loss adjustment expenses	-	258	-	258
Provision for income taxes	437	60	-	497
Net income	$743	$114	$-	$857

Total assets	$99,737	$3,728	$(725)	$102,740

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Segment Information (Continued)

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2013:
Total financing revenues	$7,219	$-	$25	$7,244
Insurance earned premiums and contract revenues	-	596	(25)	571
Investment and other income, net	57	116	-	173
Total gross revenues	7,276	712	-	7,988

Less:
Depreciation on operating leases	3,568	-	-	3,568
Interest expense	940	-	-	940
Provision for credit losses	121	-	-	121
Operating and administrative expenses	734	177	-	911
Insurance losses and loss adjustment expenses	-	293	-	293
Provision for income taxes	730	94	-	824
Net income	$1,183	$148	$-	$1,331

Total assets	$92,504	$3,502	$(704)	$95,302

Fiscal 2012:1
Total financing revenues	$7,442	$-	$16	$7,458
Insurance earned premiums and contract revenues	-	620	(16)	604
Investment and other income, net	44	72	(3)	113
Total gross revenues	7,486	692	(3)	8,175

Less:
Depreciation on operating leases	3,368	-	-	3,368
Interest expense	1,303	-	(3)	1,300
Provision for credit losses	(98)	-	-	(98)
Operating and administrative expenses	703	154	-	857
Insurance losses and loss adjustment expenses	-	325	-	325
Provision for income taxes	860	77	-	937
Net income	$1,350	$136	$-	$1,486

Total assets	$86,049	$3,233	$(369)	$88,913
1 Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Dollars in millions)	Quarter	Quarter	Quarter	Quarter
Fiscal 2014:
Total financing revenue	$1,795	$1,845	$1,876	$1,881
Depreciation on operating leases	951	966	1,033	1,062
Interest expense	536	314	386	104
Net financing revenue	308	565	457	715
Other income	145	157	209	191
Provision for credit losses	11	28	63	68
Expenses	298	301	297	327
Income before income tax expense	144	393	306	511
Provision for income taxes	53	149	113	182
Net income	$91	$244	$193	$329

Fiscal 2013:1
Total financing revenue	$1,797	$1,822	$1,821	$1,804
Depreciation on operating leases	855	891	907	915
Interest expense	58	283	284	315
Net financing revenue	884	648	630	574
Other income	185	183	203	173
Provision for credit losses	16	3	88	14
Expenses	297	302	306	299
Income before income tax expense	756	526	439	434
Provision for income taxes	279	200	156	189
Net income	$477	$326	$283	$245

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

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that as of March 31, 2014, our internal control over financial reporting was effective based upon the COSO criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the fiscal year ended March 31, 2014 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below.  For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings.  TMC has provided us with the following information for the fiscal year ended March 31, 2014:

•	Toyota Tourist International, Inc., (“Toyota Tourist”) a majority-owned subsidiary of TMC, obtained eight visas from the Iranian embassy in Japan in connection with certain travel arrangements.

•	Tokyo Toyota Motor Co., Ltd. (“Tokyo Toyota Motor”) a wholly owned indirect subsidiary of TMC, performed maintenance services for Toyota vehicles owned by the Iranian embassy in Japan.

These activities contributed an insignificant amount in gross revenues and net profit to TMC.  TMC believes that these transactions would not subject it or its affiliates to U.S. santions.  As of the date of this report, TMC has informed us that Toyota Tourist intends to cease conducting the activities described above, and that Tokyo Toyota Motor may, if requested by the Iranian embassy in Japan, continue to perform maintenance services relating to vehicles owned by such embassy, in accordance with applicable laws and regulations, in order to honor TMC’s commitment to the safety and reliability of its vehicles.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2014.

Name	Age	Position
Michael Groff	59	Director, President and Chief Executive Officer, TMCC; Director, TFSA; Director, TFSC

Toshiaki Kawai	52	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

Chris Ballinger	57	Director, Senior Vice President and Chief Financial Officer, TMCC; Director, Executive Vice President and Chief Financial Officer, TFSA

Ron Chu	56	Vice President, Accounting & Tax, TMCC; Vice President, Tax, TFSA

Kazuo Ohara	56	Director, TMCC; Senior Vice President, TMA; Managing Officer, TMC

Takuo Sasaki	57	Director, TMCC; Director, TFSC; Managing Officer, TMC

James E. Lentz III	58	Director, TMCC; Director, President, and Chief Operating Officer, TMA; Senior Managing Officer, TMC

Eiji Hirano	63	Director, TMCC; Director, President and Chief Operating Officer, TFSA; Director and Executive Vice President, TFSC

Yoshimasa Ishii	61	Director, TMCC; Director, President and Chief Executive Officer, TFSC; Director, Chairman of the Board and Chief Executive Officer, TFSA

All directors of TMCC are elected annually and hold office until their successors are elected and qualified.  Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Groff was named President and Chief Executive Officer of TMCC, Director of TFSA and Director of TFSC in October 2013. He was named Senior Vice President, Sales, Product and Marketing of TMCC and a Director of TMCC in January 2013.  He served as Group Vice President, Sales, Marketing and Product Development from 2008 to January 2013.  Mr. Groff has been employed with TMCC in various positions since 1983.

Mr. Kawai was named Director, Executive Vice President and Treasurer of TMCC and Director, Executive Vice President and Treasurer of TFSA in January 2014.  From January 2013 to December 2013, Mr. Kawai served as Senior Vice President, Corporate Planning Group, Planning and Accounting Team and (from January 2013 to June 2013) General Administration Group of TFSC. From January 2008 to December 2012, Mr. Kawai served as Group Vice President and from February 2002 to December 2007, he served as Vice President of TFSC.  Mr. Kawai first joined TMC in 1998.

Mr. Ballinger was named Director of TMCC and Director and Executive Vice President of TFSA in October 2013. Mr. Ballinger was named Senior Vice President and Chief Financial Officer of TMCC in January 2013.  Mr. Ballinger was named Group Vice President and Chief Financial Officer of TMCC in September 2008 and Group Vice President and Chief Financial Officer of TFSA in October 2008. Mr. Ballinger was promoted to Group Vice President of TMCC in December 2006, and he also assumed the responsibility for Global Treasury for Toyota Financial Services Corporation at that time.  Mr. Ballinger joined TMCC in September 2003 as Corporate Manager – Treasury, overseeing the Financial Risk Management, Sales and Trading, Capital Markets and Cash Management groups.  Prior to joining TMCC, he served as Assistant Treasurer for Providian Financial and Senior Vice President of Treasury for Bank of America.

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

Mr. Ohara was named as a Director of TMCC in June 2013.  In April 2013, Mr. Ohara was named Director, President and Chief Executive Officer of TMS and Senior Vice President of Toyota Motor North America, Inc.  Mr. Ohara has also served as a Managing Officer of TMC since June 2010.  Mr. Ohara was a General Manager of TMC from June 2008 to June 2010.  Mr. Ohara first joined TMC in April 1980.

Mr. Sasaki was named as a Director of TMCC in June 2009. Mr. Sasaki served as a Director, Chairman of the Board and Chief Executive Officer of TFSA from July 2011 to June 2013 and was reappointed as a Managing Officer of TMC in April 2013.  Mr. Sasaki served as Managing Officer of TMC from June 2009 to June 2011, served as Representative Director, President and Chief Executive Officer of TFSC from June 2011 to March 2013, and has served as a Director of TFSC since April 2013.  Mr. Sasaki first joined TMC in 1980.

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

Mr. Hirano was named as a Director, President and Chief Operating Officer of TFSA in October 2013. Mr. Hirano was named as a Director of TMCC in September 2007 and Executive Vice President of TFSC in June 2006.  From June 2002 to June 2006 he served as Assistant Governor at the Bank of Japan.

Mr. Ishii was named as a Director of TMCC and Director, Chairman of the Board and Chief Executive Officer of TFSA in June 2013.  In April 2013, Mr. Ishii was named Director, President and CEO of TFSC and in June 2013, became a member of the Board of TMC.  Mr. Ishii served as a Senior Managing Officer of TMC from June 2011 to April 2013, a Senior Managing Director of TMC from June 2009 to June 2011, and a Managing Officer of TMC from June 2005 to June 2009.  Mr. Ishii first joined TMC in April 1976.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2014	2013
Audit fees	$7,326	$6,710
Audit related fees	209	42
Tax fees	498	512
All other fees	68	134
Total fees	$8,101	$7,398

Audit fees include the audits of our consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, and providing comfort letters, consents and other attestation reports in connection with our funding transactions.

Audit related fees primarily include reviews performed in conjunction with our funding programs.

Tax fees primarily include tax reporting software license fees, tax planning services, assistance in connection with tax audits, and tax compliance system license fees.

Other fees include industry research, translation services performed in connection with our funding transactions, and information systems review.

Auditor Fees Pre-approval Policy

The Audit Committee charter requires pre-approval of both audit and non-audit services to be provided by our independent registered public accounting firm.  The charter requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2014 and 2013 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 68 through 137.

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

See Exhibit Index on page 148.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: May 29, 2014	By /s/ Michael Groff

Michael Groff
President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Groff Michael Groff	Director, President and Chief Executive Officer (Principal Executive Officer)	May 29, 2014

/s/ Toshiaki Kawai Toshiaki Kawai	Director, Executive Vice President and Treasurer	May 29, 2014

/s/ Chris Ballinger Chris Ballinger	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2014

/s/ Ron Chu Ron Chu	Vice President, Accounting and Tax (Principal Accounting Officer)	May 29, 2014

/s/ Kazuo Ohara Kazuo Ohara	Director	May 29, 2014

/s/ James E. Lentz III James E. Lentz III	Director	May 29, 2014

/s/ Eiji Hirano Eiji Hirano	Director	May 29, 2014

/s/ Takuo Sasaki Takuo Sasaki	Director	May 29, 2014

/s/ Yoshimasa Ishii Yoshimasa Ishii	Director	May 29, 2014

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2(a)	Amended and Restated Agency Agreement, dated September 13, 2013, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(7)
_______________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 13, 2013, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(b)	Amended and Restated Note Agency Agreement, dated September 13, 2013, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London branch.	(8)

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(10)

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
		(11)
_______________
(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 13, 2013, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September, 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated November 25, 2013, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.2	Three Year Credit Agreement, dated as of November 22, 2013, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.	(12)

10.3	Five Year Credit Agreement, dated as of November 22, 2013, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.	(13)

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC.	(14)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC.	(15)

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS.	(16)

10.7	Shared Services Agreement dated October 1, 2000 between TMCC and TMS.	(17)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC.	(18)
_______________
(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated November 25, 2013, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated November 25, 2013, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.9 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.11 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.13(a) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC.	(19)

10.8(c)	Amendment No. 2 dated as of September 7, 2012 to the Credit Support Fee Agreement dated as of March 30, 2001, as amended on June 17, 2005.	(20)

10.9	Form of Indemnification Agreement between TMCC and its directors and officers.	(21)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith
_______________
(19)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K date September 7, 2012, Commission File No. 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith

152