Form 10-Q
period 2014-06-30
TOYOTA MOTOR CREDIT CORP
filed 2014-08-12
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☒ No ___

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
Yes __ No ☒

As of July 31, 2014, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013
Financing revenues:
Operating lease	$1,403	$1,209
Retail	456	478
Dealer	101	108
Total financing revenues	1,960	1,795

Depreciation on operating leases	1,100	951
Interest expense	130	536
Net financing revenues	730	308

Insurance earned premiums and contract revenues	153	139
Investment and other income, net	35	6
Net financing revenues and other revenues	918	453

Expenses:
Provision for credit losses	38	11
Operating and administrative	233	227
Insurance losses and loss adjustment expenses	70	71
Total expenses	341	309

Income before income taxes	577	144
Provision for income taxes	213	53

Net income	$364	$91

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013
Net income	$364	$91
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale
marketable securities [net of tax (provision) benefit of
($27) and $31, respectively]	42	(54)
Reclassification adjustment for net (gains) losses on
available-for-sale marketable securities
included in investment and other income, net [net of
tax provision (benefit) of $5 and ($10), respectively]	(7)	16
Other comprehensive income (loss)	35	(38)
Comprehensive income	$399	$53

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
(Dollars in millions)	June 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$5,364	$3,815
Restricted cash and cash equivalents	992	1,721
Investments in marketable securities	5,036	5,389
Finance receivables, net	65,267	65,176
Investments in operating leases, net	26,518	24,769
Other assets	1,513	1,870
Total assets	$104,690	$102,740

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$86,560	$85,367
Deferred income taxes	6,890	6,747
Other liabilities	3,103	2,888
Total liabilities	96,553	95,002

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at June 30, 2014 and March 31, 2014	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	235	200
Retained earnings	6,985	6,621
Total shareholder's equity	8,137	7,738
Total liabilities and shareholder's equity	$104,690	$102,740

The following table presents the assets and liabilities of our consolidated variable interest entities (See Note 10).

(Dollars in millions)	June 30, 2014	March 31, 2014
ASSETS
Finance receivables, net	$10,754	$9,501
Investments in operating leases, net	-	156
Other assets	3	7
Total assets	$10,757	$9,664

LIABILITIES
Debt	$9,112	$8,158
Other liabilities	2	2
Total liabilities	$9,114	$8,160

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in millions)	Capital stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total

Balance at March 31, 2013	$915	$2	$211	$6,429	$7,557

Net income for the three months ended
June 30, 2013	-	-	-	91	91
Other comprehensive loss, net of tax	-	-	(38)	-	(38)
Balance at June 30, 2013	$915	$2	$173	$6,520	$7,610

Balance at March 31, 2014	$915	$2	$200	$6,621	$7,738

Net income for the three months ended
June 30, 2014	-	-	-	364	364
Other comprehensive income, net of tax	-	-	35	-	35
Balance at June 30, 2014	$915	$2	$235	$6,985	$8,137

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended June 30,
(Dollars in millions)	2014	2013
Cash flows from operating activities:
Net income	$364	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,108	960
Recognition of deferred income	(352)	(300)
Provision for credit losses	38	11
Amortization of deferred costs	150	140
Foreign currency and other adjustments to the carrying value of debt, net	75	(494)
Net realized (gain) loss from sales and other-than-temporary impairment on securities	(12)	26
Net change in:
Restricted cash	(31)	(13)
Derivative assets	(38)	11
Other assets (Note 8) and accrued income	9	27
Deferred income taxes	121	76
Derivative liabilities	(3)	48
Other liabilities	220	114
Net cash provided by operating activities	1,649	697
Cash flows from investing activities:
Purchase of investments in marketable securities	(919)	(1,055)
Proceeds from sales of investments in marketable securities	81	155
Proceeds from maturities of investments in marketable securities	1,258	1,255
Acquisition of finance receivables	(6,591)	(6,505)
Collection of finance receivables	6,270	5,957
Net change in wholesale and certain working capital receivables	243	(800)
Acquisition of investments in operating leases	(4,297)	(3,370)
Disposals of investments in operating leases	1,610	1,817
Advances to affiliates	(728)	(1,152)
Repayments from affiliates	1,110	832
Cash un-restricted/(restricted) to acquire finance receivables and investment in operating leases	760	-
Other, net	(4)	(9)
Net cash used in investing activities	(1,207)	(2,875)
Cash flows from financing activities:
Proceeds from issuance of debt	5,645	5,336
Payments on debt	(2,356)	(4,350)
Net change in commercial paper	(2,183)	(713)
Advances from affiliates	1	-
Net cash provided by financing activities	1,107	273
Net increase (decrease) in cash and cash equivalents	1,549	(1,905)
Cash and cash equivalents at the beginning of the period	3,815	4,723
Cash and cash equivalents at the end of the period	$5,364	$2,818
Supplemental disclosures:
Interest paid	$299	$325
Income taxes paid (received), net	$19	$(24)

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three months ended June 30, 2014 and 2013 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2014 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2015 (“fiscal 2015”).

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2014 (“fiscal 2014”), which was filed with the Securities and Exchange Commission (“SEC”) on May 29, 2014. References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Certain prior period amounts have been reclassified to conform to the current period presentation. Related party transactions presented in the Consolidated Financial Statements are disclosed in Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on the recognition of revenue from contracts with customers. This comprehensive standard will replace all existing revenue recognition guidance. This accounting guidance is effective for us on April 1, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Recently Adopted Accounting Guidance

In April 2014, we adopted new FASB accounting guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2014, we adopted new FASB accounting guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. Pursuant to the new guidance, an entity is required to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Additionally, the guidance requires disclosure of the nature and amount of the obligation as well as other information about those obligations within the footnotes to its financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

Recurring Fair Value Measurements

The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and March 31, 2014, by level within the fair value hierarchy. Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million as of June 30, 2014 and March 31, 2014. Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of June 30, 2014 and March 31, 2014.

As of June 30, 2014

	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$805	$950	$-	$-	$1,755
U.S. government and agency obligations	-	337	-	-	337
Certificates of deposit	-	2,931	-	-	2,931
Commercial paper	-	157	-	-	157
Cash equivalents total	805	4,375	-	-	5,180
Restricted cash equivalents - money market instruments	317	-	-	-	317
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	507	623	2	-	1,132
Municipal debt securities	-	12	-	-	12
Certificates of deposit	-	914	-	-	914
Commercial paper	-	329	-	-	329
Corporate debt securities	-	132	12	-	144
Mortgage-backed securities:
U.S. government agency	-	59	-	-	59
Non-agency residential	-	-	5	-	5
Non-agency commercial	-	-	40	-	40
Asset-backed securities	-	-	29	-	29
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	45	-	-	45
U.S. government sector fund	-	337	-	-	337
Municipal sector fund	-	23	-	-	23
Investment grade corporate sector fund	-	323	-	-	323
High-yield sector fund	-	46	-	-	46
Real return sector fund	-	285	-	-	285
Mortgage sector fund	-	533	-	-	533
Asset-backed securities sector fund	-	51	-	-	51
Emerging market sector fund	-	69	-	-	69
International sector fund	-	173	-	-	173
Equity mutual fund	487	-	-	-	487
Available-for-sale securities total	994	3,954	88	-	5,036
Derivative assets:
Foreign currency swaps	-	944	78	-	1,022
Interest rate swaps	-	375	3	-	378
Counterparty netting and collateral	-	-	-	(1,313)	(1,313)
Derivative assets total	-	1,319	81	(1,313)	87
Assets at fair value	2,116	9,648	169	(1,313)	10,620
Derivative liabilities:
Foreign currency swaps	-	(180)	-	-	(180)
Interest rate swaps	-	(454)	-	-	(454)
Counterparty netting and collateral	-	-	-	631	631
Liabilities at fair value	-	(634)	-	631	(3)
Net assets at fair value	$2,116	$9,014	$169	$(682)	$10,617

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

As of March 31, 2014
	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$730	$694	$-	$-	$1,424
Certificates of deposit	-	1,437	-	-	1,437
Commercial paper	-	708	-	-	708
Cash equivalents total	730	2,839	-	-	3,569
Restricted cash equivalents - money market instruments	1,077	-	-	-	1,077
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	398	252	2	-	652
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	1,599	-	-	1,599
Commercial paper	-	507	-	-	507
Corporate debt securities	-	157	12	-	169
Mortgage-backed securities:
U.S. government agency	-	60	-	-	60
Non-agency residential	-	-	5	-	5
Non-agency commercial	-	-	43	-	43
Asset-backed securities	-	-	27	-	27
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	44	-	-	44
U.S. government sector fund	-	327	-	-	327
Municipal sector fund	-	22	-	-	22
Investment grade corporate sector fund	-	316	-	-	316
High-yield sector fund	-	45	-	-	45
Real return sector fund	-	274	-	-	274
Mortgage sector fund	-	520	-	-	520
Asset-backed securities sector fund	-	50	-	-	50
Emerging market sector fund	-	66	-	-	66
International sector fund	-	171	-	-	171
Equity mutual fund	481	-	-	-	481
Available-for-sale securities total	879	4,421	89	-	5,389
Derivative assets:
Foreign currency swaps	-	804	70	-	874
Interest rate swaps	-	358	3	-	361
Counterparty netting and collateral	-	-	-	(1,186)	(1,186)
Derivative assets total	-	1,162	73	(1,186)	49
Assets at fair value	2,686	8,422	162	(1,186)	10,084
Derivative liabilities:
Foreign currency swaps	-	(252)	-	-	(252)
Interest rate swaps	-	(553)	-	-	(553)
Counterparty netting and collateral	-	-	-	799	799
Liabilities at fair value	-	(805)	-	799	(6)
Net assets at fair value	$2,686	$7,617	$162	$(387)	$10,078

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods. There were no transfers between levels during the three months ended June 30, 2014 and 2013.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014

	Fair value measurements using significant unobservable inputs (Level 3)

									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2014	$2	$12	$48	$27	$89	$3	$70	$73	$162
Total gains
Included in earnings	-	-	-	-	-	1	13	14	14
Included in other comprehensive income	-	-	1	-	1	-	-	-	1
Purchases, issuances, sales, and
settlements
Purchases	-	-	1	3	4	-	-	-	4
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	(2)	-	(2)	-	-	-	(2)
Settlements	-	-	(3)	(1)	(4)	(1)	(5)	(6)	(10)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, June 30, 2014	$2	$12	$45	$29	$88	$3	$78	$81	$169
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date						$1	$13	$14	$14

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended June 30, 2013

	Fair value measurements using significant unobservable inputs (Level 3)
									Total net
									assets
	Available-for-sale securities				Derivative instruments, net				(liabilities)

				Total				Total
	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities1	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2013	$4	$56	$13	$73	$12	$55	$(12)	$55	$128
Total (losses)/ gains
Included in earnings	-	-	-	-	(1)	(22)	5	(18)	(18)
Included in other comprehensive income	-	(3)	-	(3)	-	-	-	-	(3)
Purchases, issuances, sales, and settlements
Purchases	-	-	7	7	-	-	-	-	7
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(1)	-	(10)	-	(10)	(11)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, June 30, 2013	$4	$53	$19	$76	$11	$23	$(7)	$27	$103
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date					$(1)	$(19)	$(1)	$(21)	$(21)

1 Certain prior period amounts have been reclassified to conform to the current year presentation.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral, if collateral dependent, when there is evidence of impairment. For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period. These nonrecurring fair value measurements were not significant as of June 30, 2014 and March 31, 2014.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements

The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three months ended June 30, 2014 and as of and for the year ended March 31, 2014.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of June 30, 2014

Financial assets
Finance receivables, net
Retail loan	$49,228	$-	$-	$49,675	$49,675
Commercial	184	-	-	169	169
Wholesale	9,056	-	-	9,094	9,094
Real estate	4,591	-	-	4,603	4,603
Working capital	1,845	-	-	1,837	1,837

Financial liabilities
Commercial paper	$25,524	$-	$25,524	$-	$25,524
Unsecured notes and loans payable	51,924	-	52,333	745	53,078
Secured notes and loans payable	9,112	-	-	9,119	9,119

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

The carrying value of each class of finance receivables is presented including accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses. The amount excludes related party receivables of $90 million and $89 million at June 30, 2014 and March 31, 2014 and direct finance leases of $273 million and $274 million at June 30, 2014 and March 31, 2014, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale. The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	June 30, 2014
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$1,130	$2	$-	$1,132
Municipal debt securities	11	1	-	12
Certificates of deposit	914	-	-	914
Commercial paper	329	-	-	329
Corporate debt securities	138	6	-	144
Mortgage-backed securities:
U.S. government agency	57	2	-	59
Non-agency residential	4	1	-	5
Non-agency commercial	40	1	(1)	40
Asset-backed securities	29	-	-	29
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	41	4	-	45
U.S. government sector fund	330	7	-	337
Municipal sector fund	21	2	-	23
Investment grade corporate sector fund	286	37	-	323
High-yield sector fund	38	8	-	46
Real return sector fund	278	7	-	285
Mortgage sector fund	523	10	-	533
Asset-backed securities sector fund	41	10	-	51
Emerging market sector fund	64	5	-	69
International sector fund	171	2	-	173
Equity mutual fund	210	277	-	487
Total investments in marketable securities	$4,655	$382	$(1)	$5,036

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

The fixed income mutual funds include investments in funds that are privately placed and managed by an open-end investment management company (the “Trust”). The total fair value of private placement fixed income mutual funds was $1.9 billion and $1.8 billion at June 30, 2014 and March 31, 2014, respectively. We may redeem shares during any 90 day period solely in cash up to the lesser of $250 thousand or 1 percent of the Trust’s asset value at the beginning of such period. Although the Trust will normally redeem all shares for cash, it may, in unusual circumstances, redeem amounts exceeding the lesser of the two amounts described above, in whole or in part, by payment in kind of securities held by the respective fund.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

At June 30, 2014 and March 31, 2014, the unrealized losses of investments in marketable securities in a loss position were not significant. These unrealized losses are recorded in accumulated other comprehensive income, net of applicable taxes in our Consolidated Statement of Shareholder's Equity.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type for the following:
	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013
Available-for-sale securities:
Realized gains on sales	$12	$5
Realized losses on sales	$-	$(1)
Other-than-temporary impairment	$-	$(30)

Other-than-temporary impairment write-downs were not significant during the three months ended June 30, 2014. Substantially all of the other-than-temporary impairment write-downs of $30 million during the three months ended June 30, 2013, were related to fixed income mutual funds.

Contractual Maturities

The fair value and contractual maturities of available-for-sale debt instruments at June 30, 2014 are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2014
(Dollars in millions)	Amortized cost	Fair value
Available-for-sale debt instruments:
Due within 1 year	$2,249	$2,251
Due after 1 year through 5 years	154	156
Due after 5 years through 10 years	66	67
Due after 10 years	53	57
Mortgage-backed and asset-backed securities1	130	133
Total	$2,652	$2,664

1 Mortgage-backed and asset-backed securities are shown separately because these securities do not have a single maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both June 30, 2014 and March 31, 2014.

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

(Dollars in millions)	June 30, 2014	March 31, 2014
Retail receivables	$39,305	$40,216
Pledged retail receivables	10,908	9,633
Dealer financing	15,670	15,925
	65,883	65,774

Deferred origination (fees) and costs, net	648	651
Deferred income	(883)	(863)
Allowance for credit losses
Retail and pledged retail receivables	(293)	(298)
Dealer financing	(88)	(88)
Total allowance for credit losses	(381)	(386)
Finance receivables, net	$65,267	$65,176

Finance receivables, net and retail receivables presented in the previous table includes direct finance leases, net of $273 million and $274 million at June 30, 2014 and March 31, 2014, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Dealer Products Portfolio Segment

For the three classes of finance receivables within the dealer products portfolio segment (wholesale, real estate and working capital), all loans outstanding for an individual dealer or dealership group, which includes affiliated entities, are aggregated and evaluated collectively by dealer or dealer group. This reflects the interconnected nature of financing provided to our individual dealer and dealer group customers, and their affiliated entities.

When assessing the credit quality of the finance receivables within the dealer products portfolio segment, we segregate the finance receivables account balances into four categories representing distinct credit quality indicators based on internal risk assessments. The internal risk assessments for all finance receivables within the dealer products portfolio segment are updated on a monthly basis.

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables as of June 30, 2014 and March 31, 2014:

	Retail Loan		Commercial
(Dollars in millions)	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014

Aging of finance receivables:
Current	$49,078	$48,828	$446	$432
30-59 days past due	522	459	8	6
60-89 days past due	121	90	1	1
90 days or greater past due	37	33	-	-
Total	$49,758	$49,410	$455	$439

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014

Credit quality indicators:
Performing	$8,145	$8,129	$3,977	$3,791	$1,741	$1,642
Credit Watch	972	1,282	644	855	104	158
At Risk	31	24	23	12	25	25
Default	1	1	5	-	2	6
Total	$9,149	$9,436	$4,649	$4,658	$1,872	$1,831

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables as of June 30, 2014 and March 31, 2014:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
(Dollars in millions)	2014	2014	2014	2014	2014	2014

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$21	$13	$21	$13	$2	$1
Real estate	27	27	27	27	7	8
Working capital	22	23	22	23	22	22
Total	$70	$63	$70	$63	$31	$31

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$49	$51	$49	$51
Real estate	96	90	96	90
Working capital	4	4	4	4
Total	$149	$145	$149	$145

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$312	$322	$308	$318
Commercial	1	1	1	1
Total	$313	$323	$309	$319

Total impaired account balances:

Retail loan	$312	$322	$308	$318
Commercial	1	1	1	1
Wholesale	70	64	70	64
Real estate	123	117	123	117
Working capital	26	27	26	27
Total	$532	$531	$528	$527

As of June 30, 2014 and March 31, 2014, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $73 million and $54 million, respectively and there were no charge-offs against the allowance for credit losses. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired finance receivables as of the balance sheet date and the interest income recognized on these loans during the three months ended June 30, 2014 and 2013:

	Average Impaired Finance Receivables		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$17	$20	$-	$-
Real estate	27	36	-	-
Working capital	23	24	-	1
Total	$67	$80	$-	$1

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$50	$60	$-	$-
Real estate	93	96	1	1
Working capital	4	5	-	-
Total	$147	$161	$1	$1

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$317	$402	$6	$8
Commercial	1	1	-	-
Total	$318	$403	$6	$8

Total impaired account balances:

Retail loan	$317	$402	$6	$8
Commercial	1	1	-	-
Wholesale	67	80	-	-
Real estate	120	132	1	1
Working capital	27	29	-	1
Total	$532	$644	$7	$10

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings. In addition, interest income recognized using a cash-basis method of accounting during the three months ended June 30, 2014 and 2013 was not significant.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2014 and 2013 was not significant for each class of finance receivables. Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer. Troubled debt restructurings for accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two. For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three. Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during the three months ended June 30, 2014 and 2013.

We consider finance receivables under bankruptcy protection within the retail loan and commercial classes troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings. The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal. For the three months ended June 30, 2014 and 2013, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three months ended June 30, 2014 and 2013, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of receivables.

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

Investments in operating leases, net consisted of the following:

(Dollars in millions)	June 30, 2014	March 31, 2014
Investments in operating leases	$33,324	$31,023
Pledged investments in operating leases	-	248
	33,324	31,271
Deferred origination (fees) and costs, net	(160)	(146)
Deferred income	(903)	(826)
Accumulated depreciation	(5,677)	(5,462)
Allowance for credit losses	(66)	(68)
Investments in operating leases, net	$26,518	$24,769

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013
Allowance for credit losses at beginning of period	$454	$527
Provision for credit losses	38	11
Charge-offs, net of recoveries	(45)	(37)
Allowance for credit losses at end of period	$447	$501

Charge-offs are shown net of recoveries of $22 million and $24 million for the three months ended June 30, 2014 and 2013, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for the three months ended June 30, 2014 and 2013:

For the Three Months Ended June 30, 2014

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, April 1, 2014	$296	$2	$88	$386
Charge-offs	(52)	-	-	(52)
Recoveries	16	-	-	16
Provisions	31	-	-	31
Ending balance, June 30, 2014	$291	$2	$88	$381

Ending balance: Individually evaluated for impairment	$-	$-	$31	$31
Ending balance: Collectively evaluated for impairment	$291	$2	$57	$350

Gross Finance Receivables:

Ending balance, June 30, 2014	$49,758	$455	$15,670	$65,883
Ending balance: Individually evaluated for impairment	$-	$-	$219	$219
Ending balance: Collectively evaluated for impairment	$49,758	$455	$15,451	$65,664

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $312 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired. These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of June 30, 2014, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment. The ending balance of gross finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2014 includes $862 million in receivables which are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) and $148 million in receivables which are guaranteed by private Toyota distributors. These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

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

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $389 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired. These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of June 30, 2013, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment. The ending balance of gross finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2013 includes $824 million in receivables which are guaranteed by TMS and $156 million in receivables which are guaranteed by private Toyota distributors. These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	June 30, 2014	March 31, 2014
Aggregate balances 60 or more days past due
Finance receivables	$160	$125
Operating leases	45	36
Total	$205	$161

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default. Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of June 30, 2014 and March 31, 2014:
(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing

As of June 30, 2014

Retail loan	$522	$121	$37	$680	$49,078	$49,758	$37
Commercial	8	1	-	9	446	455	-
Wholesale	-	-	-	-	9,149	9,149	-
Real estate	4	-	1	5	4,644	4,649	-
Working capital	-	-	-	-	1,872	1,872	-
Total	$534	$122	$38	$694	$65,189	$65,883	$37

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing

As of March 31, 2014

Retail loan	$459	$90	$33	$582	$48,828	$49,410	$33
Commercial	6	1	-	7	432	439	-
Wholesale	-	-	-	-	9,436	9,436	-
Real estate	4	1	-	5	4,653	4,658	-
Working capital	-	-	-	-	1,831	1,831	-
Total	$469	$92	$33	$594	$65,180	$65,774	$33

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables. We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our management and the Asset Liability Committee which provides a framework for financial controls and governance to manage market risk.

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements. Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold. As of June 30, 2014, we have daily valuation and collateral exchange arrangements with all of our counterparties. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at June 30, 2014 was $3 million, excluding adjustments made for our own non-performance risk. We would not be required to post additional collateral to the counterparties with which we were in a net liability position at June 30, 2014 if our credit ratings were to decline since we fully collateralize without regard to credit ratings with these counterparties. In order to settle all derivative instruments that were in a net liability position at June 30, 2014, excluding adjustments made for our own non-performance risk, we would be required to pay $3 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet at June 30, 2014 and March 31, 2014.

As of June 30, 2014	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
(Dollars in millions)	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$465	$21	$27,382	$357	$27,847	$378
Foreign currency swaps	852	351	7,646	671	8,498	1,022
Total	$1,317	$372	$35,028	$1,028	$36,345	$1,400

Counterparty netting and collateral						(1,313)
Carrying value of derivative contracts – Other assets						$87

Other liabilities
Interest rate swaps	$-	$-	$57,536	$454	$57,536	$454
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	157	11	3,472	169	3,629	180
Total	$157	$11	$61,058	$623	$61,215	$634

Counterparty netting and collateral						(631)
Carrying value of derivative contracts – Other liabilities						$3

As of June 30, 2014, we held collateral of $928 million which offset derivative assets, and posted collateral of $246 million which offset derivative liabilities. We also posted collateral of $10 million which we did not use to offset derivative liabilities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

As of March 31, 2014	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
(Dollars in millions)	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other Assets
Interest rate swaps	$465	$25	$25,942	$336	$26,407	$361
Foreign currency swaps	852	342	7,374	532	8,226	874
Total	$1,317	$367	$33,316	$868	$34,633	$1,235

Counterparty netting and collateral held						(1,186)
Carrying value of derivative contracts – Other assets						$49

Other liabilities
Interest rate swaps	$-	$-	$57,689	$553	$57,689	$553
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	157	14	3,822	238	3,979	252
Total	$157	$14	$61,561	$791	$61,718	$805

Counterparty netting and collateral held						(799)
Carrying value of derivative contracts – Other liabilities						$6

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, for the three months ended June 30, 2014 and 2013 as reported in our Consolidated Statement of Income:

	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013
Interest expense on debt	$321	$318
Interest expense on hedge accounting derivatives	(15)	(24)
Interest expense on non-hedge accounting foreign currency
swaps	(55)	(51)
Interest expense on non-hedge accounting interest rate swaps	37	66
Interest expense on debt and derivatives	288	309

Loss on hedge accounting derivatives:
Interest rate swaps	5	6
Foreign currency swaps	(1)	44
Loss on hedge accounting derivatives	4	50
Less hedged item: change in fair value of fixed rate debt	(4)	(51)
Ineffectiveness related to hedge accounting derivatives	-	(1)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
Loss (gain) on non-hedge accounting foreign currency transactions	80	(450)
(Gain) loss on non-hedge accounting foreign currency swaps	(155)	566
(Gain) loss on non-hedge accounting interest rate swaps	(83)	112
Total interest expense	$130	$536

Interest expense on debt and derivatives represents net interest settlements and changes in accruals. Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The relative fair value allocation of derivative credit value adjustments within interest expense is not significant for the three months ended June 30, 2014 and 2013 as we fully collateralize our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	June 30, 2014	March 31, 2014
Other assets:

Notes receivable from affiliates	$790	$1,172
Used vehicles held for sale	136	139
Deferred charges	115	116
Derivative assets	87	49
Other assets	385	394
Total other assets	$1,513	$1,870

Other liabilities:

Unearned insurance premiums and contract revenues	$1,705	$1,665
Derivative liabilities	3	6
Accounts payable and accrued expenses	834	746
Deferred income	357	332
Other liabilities	204	139
Total other liabilities	$3,103	$2,888

Included in total other assets is a non-cash movement related to used vehicles held for sale that was excluded from operating activities and investing activities in the consolidated statement of cash flows. The amount of the non-cash movement was not significant for the three months ended June 30, 2014 and $80 million for the three months ended June 30, 2013.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:
			Weighted average
			contractual interest rates
(Dollars in millions)	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014
Commercial paper	$25,524	$27,709	0.17%	0.18%
Unsecured notes and loans payable	51,496	49,075	1.96%	1.99%
Secured notes and loans payable	9,112	8,158	0.54%	0.54%
Carrying value adjustment	428	425
Total debt	$86,560	$85,367	1.28%	1.26%

The commercial paper balance includes unamortized premiums and discounts. As of June 30, 2014, our commercial paper had a weighted average remaining maturity of 83 days, while our notes and loans payable mature on various dates through fiscal 2047. Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at June 30, 2014 included $18.5 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.5 percent and $33.4 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent. The carrying value of our unsecured notes and loans payable at March 31, 2014 included $17.6 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $31.9 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent. Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable. At both June 30, 2014 and March 31, 2014, the carrying value of these foreign currency denominated notes payable was $12.6 billion. Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.6 percent at both June 30, 2014 and March 31, 2014. Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities. These notes are repayable only from collections on the underlying pledged retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of June 30, 2014 and March 31, 2014:

	June 30, 2014

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$675	$10,908	$10,754	$3	$9,112	$2
Total	$675	$10,908	$10,754	$3	$9,112	$2

	March 31, 2014

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$624	$9,633	$9,501	$3	$8,146	$2
Investment in operating leases	20	248	156	4	12	-
Total	$644	$9,881	$9,657	$7	$8,158	$2

Restricted cash shown in the table above represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet. Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued. Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses. Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1,383 million and $1,169 million of securities retained by TMCC at June 30, 2014 and March 31, 2014, respectively. Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate, TMS, which has an equity position in these dealerships. Dealers participating in this program have been determined to be VIEs. We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility. At June 30, 2014 and March 31, 2014, amounts due from these dealers that are classified as finance receivables, net in the Consolidated Balance Sheet and revenues received during the three months ended June 30, 2014 and 2013 from these dealers under the TDIG Program were not significant.

We also have other lending relationships and a joint venture which have been determined to be VIEs but these relationships are not consolidated as we are not the primary beneficiary. All amounts under these relationships were not significant.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2013, TMCC, TCPR and other Toyota affiliates entered into a $4.3 billion 364 day syndicated bank credit facility, a $4.3 billion three year syndicated bank credit facility and a $4.3 billion five year syndicated bank credit facility, expiring in fiscal 2015, 2017, and 2019, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2014 and March 31, 2014.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks. As of June 30, 2014, TMCC had committed bank credit facilities totaling $6.0 billion of which $2.4 billion, $2.6 billion, $400 million, $375 million and $175 million mature in fiscal 2015, 2016, 2017, 2018 and 2020, respectively.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon as of June 30, 2014 and March 31, 2014. We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

(Dollars in millions)	June 30, 2014	March 31, 2014
Commitments:
Credit facilities commitments with
vehicle and industrial equipment dealers	$1,247	$1,295
Minimum lease commitments	58	62
Total commitments	1,305	1,357
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$1,405	$1,457

Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California. Minimum lease commitments include $28 million and $30 million for facilities leases with affiliates at June 30, 2014 and March 31, 2014, respectively. At June 30, 2014, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):

Years ending March 31,	Future minimum lease payments
2015	$14
2016	18
2017	14
2018	8
2019	3
Thereafter	1
Total	$58

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the affiliates for any amounts paid. TMCC receives an annual fee of $78 thousand for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2014 and March 31, 2014.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of June 30, 2014, we determined that it is not probable that we will be required to make any material payments in the future. As of June 30, 2014 and March 31, 2014, no amounts have been recorded under these indemnifications.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 37 percent for the three months ended June 30, 2014 and 2013. Our provision for income taxes for the first quarter of fiscal 2015 was $213 million compared to $53 million for the same period in fiscal 2014. The increase in the provision is consistent with the increase in our income before tax for the first three months of fiscal 2015 compared to the same period in fiscal 2014.

Tax-related Contingencies

As of June 30, 2014, we remain under IRS examination for fiscal 2015 and 2014. The IRS examination for fiscal 2013 and 2012 were concluded in the first quarter of fiscal 2015.

We periodically review our uncertain tax positions. Our assessment is based on many factors including the ongoing IRS audits. For the quarter ended June 30, 2014, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.1 billion and $1.3 billion at June 30, 2014 and March 31, 2014, respectively, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal 2034. The total deferred tax liability at June 30, 2014, net of these deferred tax assets, was $6.9 billion compared with $6.7 billion at March 31, 2014. Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

On August 1, 2014, the New Jersey Tax Court issued its opinion in a case involving TMCC which is favorable to TMCC. While it is possible that the State of New Jersey will appeal this decision, the decision may result in a release of FIN 48 liability and related accrued interest in the second quarter. We do not expect this decision to have a significant impact on the effective tax rate or on our Consolidated Statement of Income and our Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of June 30, 2014, there were no material changes to our related party agreements or relationships as described in our fiscal 2014 Form 10-K. The following tables summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013
Net financing revenues:
Manufacturers’ subvention support and other revenues	$273	$232
Credit support fees incurred	$(21)	$(20)
Interest expense on loans payable to affiliates	$(1)	$-

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$32	$33

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$1

Expenses:
Shared services charges and other expenses	$16	$14
Employee benefits expense	$6	$9

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

(Dollars in millions)	June 30, 2014	March 31, 2014
Assets:
Cash and cash equivalents
Cash and cash equivalents in affiliates' commercial paper	$50	$-

Investments in marketable securities
Investments in affiliates' commercial paper	$16	$-

Finance receivables, net
Accounts receivable from affiliates	$76	$74
Direct finance receivables from affiliates	$6	$6
Notes receivable under home loan programs	$14	$15
Deferred retail origination costs paid to affiliates	$1	$1
Deferred retail subvention income from affiliates	$(785)	$(768)

Investments in operating leases, net
Leases to affiliates	$7	$7
Deferred lease subvention income from affiliates	$(887)	$(806)

Other assets
Notes receivable from affiliates	$790	$1,172
Other receivables from affiliates	$1	$2
Subvention support receivable from affiliates	$164	$159

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$244	$244
Accounts payable to affiliates	$236	$216
Notes payable to affiliate	$23	$22

Shareholder’s Equity:
Dividends paid	$-	$665
Stock-based compensation	$2	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the three months ended June 30, 2014 and 2013 is summarized as follows (dollars in millions):

Fiscal 2015:	Finance operations	Insurance operations	Intercompany eliminations	Total
Three Months Ended June 30, 2014

Total financing revenues	$1,960	$-	$-	$1,960
Insurance earned premiums and contract revenues	-	153	-	153
Investment and other income, net	20	15	-	35
Total gross revenues	1,980	168	-	2,148

Less:
Depreciation on operating leases	1,100	-	-	1,100
Interest expense	130	-	-	130
Provision for credit losses	38	-	-	38
Operating and administrative expenses	180	53	-	233
Insurance losses and loss adjustment expenses	-	70	-	70
Provision for income taxes	196	17	-	213
Net income	$336	$28	$-	$364

Total assets at June 30, 2014	$101,641	$3,855	$(806)	$104,690

Fiscal 2014:
Three Months Ended June 30, 2013

Total financing revenues	$1,788	$-	$7	$1,795
Insurance earned premiums and contract revenues	-	146	(7)	139
Investment and other income, net	12	(6)	-	6
Total gross revenues	1,800	140	-	1,940

Less:
Depreciation on operating leases	951	-	-	951
Interest expense	536	-	-	536
Provision for credit losses	11	-	-	11
Operating and administrative expenses	180	47	-	227
Insurance losses and loss adjustment expenses	-	71	-	71
Provision for income taxes	45	8	-	53
Net income	$77	$14	$-	$91

Total assets at June 30, 2013	$92,530	$3,540	$(715)	$95,355

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and currently available information. However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements. We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2014 (“fiscal 2014”), including the following:

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

Fiscal 2015 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2015 (“fiscal 2015”), modest economic growth in the United States (“U.S.”) continued as employment rates improved, home prices increased and consumer confidence strengthened. In addition, sales of motor vehicles improved compared to the same period in fiscal 2014. While the overall U.S. economy has shown positive trends during the first quarter of fiscal 2015, consumer debt levels rose as consumers experienced greater access to credit.

Conditions in the global capital markets were generally stable during the first quarter of fiscal 2015, although experiencing a slight decrease in long term rates. We continue to maintain broad global access to both domestic and international markets. Future changes in interest and foreign exchange rates could continue to result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the United States increased and sales incentives throughout the auto industry remained elevated during the first quarter of fiscal 2015 as compared to the same period in the prior year. Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 8 percent in the first quarter of fiscal 2015 compared to the same period in fiscal 2014. The increase in TMS sales was attributable to strong consumer demand for new vehicles. In addition, we are currently experiencing a greater increase in lease volume as compared to retail volume.

Used vehicle values remained strong during the first quarter of fiscal 2015. However, it remains uncertain whether the used vehicle market will continue to be as strong as it has been in the past few years. Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

Fiscal 2015 First Quarter Summary

	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013
Net income:
Finance operations1	$336	$77
Insurance operations1	28	14
Total net income	$364	$91

1	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $364 million for the first quarter of fiscal 2015, compared to $91 million for the same period in fiscal 2014. The increase was primarily due to a decrease of $406 million in our interest expense driven by gains on derivatives as compared to losses in the prior year. In addition, total financing revenues increased by $165 million, partially offset by an increase of $149 million in depreciation on operating leases and an increase of $160 million in the provision for income taxes.

Our overall capital position increased $0.4 billion, bringing total shareholder’s equity to $8.1 billion at June 30, 2014, as compared to March 31, 2014. Our debt increased to $86.6 billion at June 30, 2014 from $85.4 billion at March 31, 2014. Our debt-to-equity ratio of 10.6 at June 30, 2014 remained relatively consistent with a ratio of 11.0 at March 31, 2014.

Finance Operations

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2014	2013	Change
Financing revenues:
Operating lease	$1,403	$1,209	16%
Retail1	456	478	(5)%
Dealer	101	101	-%
Total financing revenues	1,960	1,788	10%

Investment and other income	20	12	67%
Gross revenues from finance operations	1,980	1,800	10%

Less:
Depreciation on operating leases	1,100	951	16%
Interest expense	130	536	(76)%
Provision for credit losses	38	11	245%
Operating and administrative expenses	180	180	-%
Provision for income taxes	196	45	336%
Net income from finance operations	$336	$77	336%

1 Includes direct finance lease revenues.

Our finance operations reported net income of $336 million for the first quarter of fiscal 2015, compared to $77 million for the same period in fiscal 2014. Finance operations results for the first quarter of fiscal 2015 increased as compared to the same period in fiscal 2014 primarily due to a decrease of $406 million in interest expense driven by gains on derivatives as compared to losses in the prior year. In addition, total financing revenues increased by $172 million, partially offset by an increase of $149 million in depreciation on operating leases and an increase of $151 million in the provision for income taxes.

Financing Revenues

Total financing revenues increased 10% during the first quarter of fiscal 2015 as compared to the same period in fiscal 2014 due to the following factors:

•
Operating lease revenues increased 16 percent in the first quarter of fiscal 2015, as compared to the same period in fiscal 2014, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.

•
Retail contract revenues decreased 5 percent in the first quarter of fiscal 2015, as compared to the same period in fiscal 2014, primarily due to a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.

•	Dealer financing revenues remained unchanged in the first quarter of fiscal 2015 as compared to the same period in fiscal 2014.

Our total portfolio, which includes operating lease, retail, and dealer financing, had a yield of 3.8 percent during the first quarter of fiscal 2015 compared to 4.0 percent for the same period in fiscal 2014. Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during the first quarter of fiscal 2015.

Depreciation on Operating Leases

Depreciation on operating leases increased 16 percent during the first quarter of fiscal 2015, as compared to the same period in fiscal 2014. The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding during the first quarter of fiscal 2015 as compared to the same period in fiscal 2014.

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

	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013
Interest expense on debt	$321	$318
Interest expense on derivatives	(33)	(9)
Interest expense on debt and derivatives	288	309

Ineffectiveness related to hedge accounting derivatives	-	(1)
Loss (gain) on non-hedge accounting foreign currency transactions	80	(450)
(Gain) loss on non-hedge accounting foreign currency swaps	(155)	566
(Gain) loss on non-hedge accounting interest rate swaps	(83)	112
Total interest expense	$130	$536

During the first quarter of fiscal 2015, total interest expense decreased to $130 million from $536 million during the same period of fiscal 2014. The primary driver of the decrease in total interest expense was a decrease in swap rates in the first quarter of fiscal 2015, resulting in gains on foreign currency swaps net of the associated foreign currency transactions and non-hedge accounting interest rate swaps. During the first quarter of fiscal 2014, we experienced an increase in swap rates resulting in losses on non-hedge accounting interest rate swaps and foreign currency swaps net of the associated foreign currency transactions.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments. Interest expense on debt increased slightly to $321 million during the first quarter of fiscal 2015 from $318 million in the same period in fiscal 2014 primarily as a result of higher debt balances, partially offset by a lower weighted average interest rate on our debt portfolio.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives. During the first quarter of fiscal 2015, we recorded net interest income of $33 million, compared to net interest income of $9 million during the same period of fiscal 2014. The increase in interest income on derivatives was due to lower average 3-month LIBOR compared to the first quarter of fiscal 2014.

Gain or loss on foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected. We use foreign currency swaps to economically hedge these foreign currency transactions. During the first quarter of fiscal 2015, we experienced a decrease in swap rates, resulting in a gain of $75 million on our foreign currency transactions net of the associated foreign currency swaps. We recorded a loss of $116 million during the same period of fiscal 2014, as a result of an increase in swap rates.

We recorded a gain of $83 million on non-hedge accounting interest rate swaps during the first quarter of fiscal 2015 as a result of a decrease in U.S dollar swap rates. During the first quarter of fiscal 2014, U.S. dollar swap rates increased resulting in a loss of $112 million.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $38 million for the first quarter of fiscal 2015, compared to $11 million for the same period in fiscal 2014. The increase in the provision for credit losses for fiscal 2015 was due to slightly higher default frequency and loss severity compared to the same period in fiscal 2014. The overall credit quality of our consumer portfolio has continued to benefit from our continued focus on purchasing practices and collection efforts.

Operating and Administrative Expenses

Operating and administrative expenses increased during the first quarter of fiscal 2015 compared to the same period in fiscal 2014 primarily reflecting increases across various general expense categories.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2014	2013	Change
Agreements (units in thousands)
Issued	500	449	11%
Average in force	6,078	5,805	5%

Insurance earned premiums and contract revenues	$153	$146	5%
Investment and other income, net	15	(6)	350%
Gross revenues from insurance operations	168	140	20%

Less:
Insurance losses and loss adjustment expenses	70	71	(1)%
Operating and administrative expenses	53	47	13%
Provision for income taxes	17	8	113%
Net income from insurance operations	$28	$14	100%

Our insurance operations reported net income of $28 million for the first quarter of fiscal 2015, compared to $14 million for the same period in fiscal 2014. The increase in net income was primarily attributable to a $21 million increase in investment and other income and a $7 million increase in insurance earned premiums and contract revenues, partially offset by a $9 million increase in provision for income taxes and a $6 million increase in operating and administrative expenses.

Agreements issued increased by 11 percent during the first quarter of fiscal 2015 compared to the same period in fiscal 2014. The increase was primarily due to the launch of our tire and wheel product in December 2013. The increase was also driven by higher TMS vehicle sales as well as improved sales effectiveness. The average number of agreements in force increased by 5 percent during the first quarter of fiscal 2015 compared to the same period in fiscal 2014 primarily due to increased issuances.

Our insurance operations reported insurance earned premiums and contract revenues of $153 million for the first quarter of fiscal 2015, compared to $146 million for the same period in fiscal 2014. Insurance earned premiums and contract revenues represent revenues from agreements in force and are affected by sales volume as well as the level, age, and mix of agreements in force. Our insurance earned premiums and contract revenues increased during the first quarter of fiscal 2015, compared to the same period in fiscal 2014 in correlation with the increase in the average number of agreements in force.

Our insurance operations reported investment and other income of $15 million for the first quarter of fiscal 2015, compared to a loss in investment and other income of $6 million for the same period in fiscal 2014. Investment and other income consists primarily of dividend and interest income, realized gains and losses and other-than-temporary impairment on available-for-sale securities, if any. In the first quarter of fiscal 2015, we had an insignificant amount of other-than-temporary impairment on available-for-sale securities compared to $30 million of other-than-temporary impairment for the same period in fiscal 2014. The impairment recognized in the first quarter of the prior year related to our fixed income mutual funds and resulted from interest rate volatility. The decrease in other-than-temporary impairments during the first quarter of fiscal 2015 was partially offset by a decrease in dividend income due to overall lower yields and lower net realized gains on available-for-sale securities. Volatility in interest rates could result in further declines in the market value of investments and may result in additional other-than-temporary impairment charges.

Our insurance operations reported insurance losses and loss adjustment expenses of $70 million for the first quarter of fiscal 2015, which is consistent with $71 million for the same period in fiscal 2014. Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations. Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.

Our insurance operations reported operating and administrative expenses of $53 million for the first quarter of fiscal 2015, compared to $47 million for the same period in fiscal 2014. The increase was attributable to higher product expenses and insurance dealer back-end program expenses, partially offset by a decrease in general operating expenses. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.

Provision for Income Taxes

Our total provision for income taxes for the first quarter of fiscal 2015 was $213 million compared to $53 million for the same period in fiscal 2014. Our effective tax rate was 37 percent for the first quarter of both fiscal 2015 and fiscal 2014. The change in our provision for income taxes is consistent with the change in our income before tax in the first quarter of fiscal 2015 compared to the same period in fiscal 2014.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended
	June 30,		Percentage
(units in thousands):	2014	2013	Change
TMS new sales volume1	477	441	8%

Vehicle financing volume:2
New retail contracts	176	176	-%
Used retail contracts	72	78	(8)%
Lease contracts	139	108	29%
Total	387	362	7%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	116	101	15%
Used retail contracts	18	24	(25)%
Lease contracts	127	97	31%
Total	261	222	18%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	65.9%	57.4%
Used retail contracts	25.0%	30.8%
Lease contracts	91.4%	89.8%
Overall subvened contracts	67.4%	61.3%

Market share:3
Retail contracts	36.9%	39.9%
Lease contracts	28.9%	24.3%
Total	65.8%	64.2%

1
Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor. TMS new sales volume was comprised of approximately 85% Toyota (including Scion) and 15% Lexus vehicles for the first quarter of fiscal 2015. TMS new sales volume was comprised of approximately 87% Toyota (including Scion) and 13% Lexus vehicles for the first quarter of fiscal 2014.

2
Total financing volume was comprised of approximately 80% Toyota (including Scion), 17% Lexus, and 3% non-Toyota/Lexus vehicles for the first quarter of fiscal 2015 and approximately 82% Toyota (including Scion), 15% Lexus, and 3% non-Toyota/Lexus vehicles for the first quarter of fiscal 2014.

3
Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention. Vehicle sales by TMS increased 8 percent for the first quarter of fiscal 2015 compared to the same period in fiscal 2014 driven by higher consumer demand.

Our financing volume increased 7 percent and market share also increased in the first quarter of fiscal 2015 compared to the same period in fiscal 2014. The increase in volume was driven primarily by the increased consumer demand and an increase in subvention. Lease volume increased more significantly than retail volume in the first quarter of fiscal 2015 due primarily to a higher focus by TMS on lease subvention compared to the same period in fiscal 2014.

The composition of our net earning assets is summarized below:

(Dollars in millions)	June 30, 2014	March 31, 2014	Percentage Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$49,685	$49,340	1%
Dealer financing, net2	15,582	15,836	(1)%
Total finance receivables, net	65,267	65,176	-%
Investments in operating leases, net	26,518	24,769	7%
Net earning assets	$91,785	$89,945	2%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	1,003	1,001	-%
Vehicle dealers outside of the
Toyota/Lexus dealer network	483	482	-%
Industrial equipment dealers	137	137	-%
Total number of dealers receiving
wholesale financing	1,623	1,620	-%

Dealer inventory outstanding (units in thousands)	308	327	(6)%

1 Includes direct finance leases.
2 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our retail contract volume decreased and our retail finance receivables, net were relatively consistent during the first quarter of fiscal 2015 as compared to the same period in fiscal 2014.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during the first quarter of fiscal 2015 increased 29 percent as compared to the same period in fiscal 2014. Much of the increase during the first quarter of fiscal 2015 was attributable to an increase in TMS sales and a higher focus on lease subvention, resulting in a 7 percent increase in investments in operating leases, net at June 30, 2014 as compared to the balance at March 31, 2014.

Dealer Financing and Earning Assets

Dealer financing, net decreased 1 percent from March 31, 2014, primarily due to decreases in dealer inventory outstanding. The total number of dealers receiving wholesale financing was relatively consistent with March 31, 2014.

Residual Value Risk

The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected end-of-term market values, and the resulting impact on vehicle lease return rates and loss severity.

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of our carrying values. To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value. For operating leases, adjustments are made on a straight-line basis over the remaining terms of the lease contracts and are included in depreciation on operating leases in the Consolidated Statement of Income as a change in accounting estimate. For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included in our retail revenues in the Consolidated Statement of Income.

Depreciation on Operating Leases

	Three Months Ended
	June 30,		Percentage
	2014	2013	Change
Depreciation on operating
leases (dollars in millions)	$1,100	$951	16%
Average operating lease units
outstanding (in thousands)	974	827	18%

Depreciation expense on operating leases increased 16 percent during the first quarter of fiscal 2015 as compared to the same period in fiscal 2014, due primarily to an increase in the average operating lease units outstanding. As a result of recent increasing lease volume, lease maturities are expected to continue to remain higher than our historical levels. In addition, our lease volume currently includes more shorter term leases. This trend, coupled with the continued lease portfolio growth, could affect return rates, residual value risk and depreciation expense.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio continued to benefit from our focus on purchasing practices and collection efforts. In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.

	June 30,	March 31,	June 30,
	2014	2014	2013
Net charge-offs as a percentage of average gross earning assets 1
Finance receivables	0.21%	0.31%	0.19%
Operating leases	0.15%	0.19%	0.11%
Total	0.20%	0.28%	0.17%

Default frequency as a percentage of outstanding contracts	1.22%	1.17%	1.21%
Average loss severity per unit	$6,293	$6,341	$6,226

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 2
Finance receivables 3	0.24%	0.19%	0.22%
Operating leases 3	0.17%	0.15%	0.18%
Total	0.22%	0.18%	0.21%

1	Net charge-off ratios have been annualized using three month results for the periods ended June 30, 2014 and June 30, 2013.
2	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity. Net charge-offs as a percentage of average gross earning assets increased from 0.17 percent at June 30, 2013 to 0.20 percent at June 30, 2014 due to slightly higher default frequency and loss severity. Default frequency as a percentage of outstanding contracts remained relatively consistent at 1.22 percent during the first quarter of fiscal 2015 compared to 1.21 percent during the same period in fiscal 2014. Our average loss severity for the first quarter of fiscal 2015 was slightly higher compared to the first quarter of fiscal 2014. Our delinquencies for the first quarter of fiscal 2015 were 0.22 percent which is consistent with the first quarter of fiscal 2014 but slightly higher compared to year ended March 31, 2014 due to seasonality.

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

The following table provides information related to our allowance for credit losses for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013
Allowance for credit losses at beginning of period	$454	$527
Provision for credit losses	38	11
Charge-offs, net of recoveries1	(45)	(37)
Allowance for credit losses at end of period	$447	$501

1 Charge-offs are shown net of recoveries of $22 million and $24 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

During the first quarter of fiscal 2015, our allowance for credit losses decreased $7 million from $454 million at March 31, 2014. The decline in our allowance for credit losses was due largely to lower loss experience primarily driven by loss severity.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	June 30, 2014	March 31, 2014
Commercial paper1	$25,524	$27,709
Unsecured notes and loans payable2	51,496	49,075
Secured notes and loans payable	9,112	8,158
Carrying value adjustment3	428	425
Total debt	$86,560	$85,367

1	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $5.6 billion to $9.0 billion with an average balance of $7.2 billion for the first quarter of fiscal 2015.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support is provided to us by our indirect parent Toyota Financial Services Corporation (“TFSC”), and, in turn to TFSC by Toyota Motor Corporation (“TMC”). Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management. The credit support agreements are not a guarantee by TMC or TFSC of any securities or obligations of TFSC or TMCC, respectively.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations. Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties. Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default. During the reporting period, we identified countries for which these conditions exist: Portugal, Ireland, Italy, Greece, Spain, Cyprus, Russia, Ukraine and certain other countries. We do not currently have exposure to these or other sovereign counterparties. As of June 30, 2014, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively. We also maintained a total of $19.0 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of June 30, 2014. As of June 30, 2014, less than 3 percent of such commitments were from counterparties in the countries identified. Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our fiscal 2014 Form 10-K for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States. Commercial paper outstanding under our commercial paper programs ranged from approximately $24.8 billion to $28.1 billion during the quarter ended June 30, 2014, with an average outstanding balance of $26.6 billion. Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.” We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable3
Balance at March 31, 20141	$29,744		$13,523	$480	$5,577	$49,324
Issuances during the three months
ended June 30, 2014	3,525	2	-	-	-	3,525
Maturities and terminations
during the three months
ended June 30, 2014	(1,100)		(81)	-	-	(1,181)
Balance at June 30, 20141	$32,169		$13,442	$480	$5,577	$51,668

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

2
MTNs and domestic bonds issued during the first three months of fiscal 2015 had terms to maturity ranging from approximately 1 year to 15 years, and had interest rates at the time of issuance ranging from 0.2 percent to 3.0 percent.

3
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets. In September 2013, the EMTN Issuers renewed the EMTN program for a one year period. The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion, or the equivalent in other currencies, of which €31.7 billion was available for issuance at June 30, 2014. The authorized amount is shared among all EMTN Issuers. The authorized aggregate principal amount under the EMTN program may be increased from time to time. Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement. Certain debt securities issued under the EMTN program are subject to negative pledge provisions. Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions. We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of June 30, 2014 and March 31, 2014, we did not have any outstanding lease securitization transactions registered with the SEC.

During fiscal 2014, we entered into a public term securitization transaction whereby we agreed to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models. The terms of the securitization transaction are consistent with the terms of our other similar transactions except that the proceeds we received are included in Restricted cash and cash equivalents in our Consolidated Balance Sheet. As of June 30, 2014 and March 31, 2014, the amount of proceeds in Restricted cash and cash equivalents from this transaction were $0.3 billion and $1.1 billion, respectively.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2013, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $4.3 billion 364 day syndicated bank credit facility, a $4.3 billion three year syndicated bank credit facility and a $4.3 billion five year syndicated bank credit facility, expiring in fiscal 2015, 2017, and 2019, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2014 and March 31, 2014.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks. As of June 30, 2014, TMCC had committed bank credit facilities totaling $6.0 billion of which $2.4 billion, $2.6 billion, $400 million, $375 million and $175 million mature in fiscal 2015, 2016, 2017, 2018 and 2020, respectively.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon as of June 30, 2014 and March 31, 2014. We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization. Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization. Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC. See “Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2014 Form 10-K.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables. We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our management and the Asset Liability Committee which provides a framework for financial controls and governance to manage market risk.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation. Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income. As of June 30, 2014 and March 31, 2014, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our fiscal 2014 Form 10-K, and Note 7 – Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	June 30, 2014	March 31, 2014
Gross derivatives assets, net of credit valuation adjustment	$1,400	$1,235
Less: Counterparty netting and collateral	(1,313)	(1,186)
Derivative assets, net	$87	$49

Gross derivative liabilities, net of credit valuation adjustment	$634	$805
Less: Counterparty netting and collateral	(631)	(799)
Derivative liabilities, net	$3	$6

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties. As of June 30, 2014, we held collateral of $928 million which offset derivative assets and posted collateral of $246 million which offset derivative liabilities. We also posted collateral of $10 million which we did not use to offset derivative liabilities. As of March 31, 2014, we held collateral of $718 million which offset derivative assets and posted collateral of $331 million which offset derivative liabilities. We held collateral of $5 million which we did not use to offset derivative assets and we posted collateral of $3 million which we did not use to offset derivative liabilities. Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at June 30, 2014 were assigned investment grade ratings by a credit rating organization. Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties. As of June 30, 2014, we have daily valuation and collateral exchange arrangements with all of our counterparties. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure. Under our ISDA Master Agreements, cash is the only permissible form of collateral. Neither we nor our counterparties are required to hold collateral in a segregated account. Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold. Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2014 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	June 30, 2014	March 31, 2014
Credit Rating
A	$85	$49
BBB	3	1
Total net counterparty credit exposure	$88	$50

We exclude credit valuation adjustments of $1 million at June 30, 2014 and March 31, 2014, related to non-performance risk of our counterparties. All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income. Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2014 Form 10-K, as well as above in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2014 Form 10-K.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended June 30, 2014 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below. For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings.

TMC has informed us that during quarter ended June 30, 2014:

Toyota Tourist International, Inc., (“Toyota Tourist”) a majority-owned subsidiary of TMC, obtained three visas from the Iranian embassy in Japan in connection with certain travel arrangements.

These activities contributed an insignificant amount in gross revenues and net profit to TMC. TMC believes that these transactions would not subject it or its affiliates to U.S. sanctions. As of the date of this report, TMC has informed us that Toyota Tourist intends to cease conducting the activities described above.

ITEM 6. EXHIBITS

See Exhibit Index on page 71.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 12, 2014	By /s/ Michael Groff

Michael Groff
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2014	By /s/ Chris Ballinger

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

10.1
364 Day Credit Agreement, dated as of November 22, 2013, among Toyota Motor Credit Corporation, (“TMCC”), Toyota Credit de Puerto Rico Corp. (“TCPR”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit Canada Inc. (“TCCI”) and Toyota Kreditbank GMBH (“TKG”), as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp. (“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and The Bank of Tokyo- Mitsubishi UFJ, Ltd. (“BTMU”) as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”) and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.
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