Form 10-Q
period 2014-12-31
TOYOTA MOTOR CREDIT CORP
filed 2015-02-06
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes __    No  ☒

As of January 31, 2015, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended December 31, 2014
INDEX
PART I ...	3

Item 1. Financial Statements...............................................................................................................................................................................	3
Consolidated Statement of Income........................................................................................................................................................................	3
Consolidated Statement of Comprehensive Income..............................................................................................................................................	3
Consolidated Balance Sheet...................................................................................................................................................................................	4
Consolidated Statement of Shareholder’s Equity..................................................................................................................................................	5
Consolidated Statement of Cash Flows.................................................................................................................................................................	6
Notes to Consolidated Financial Statements.........................................................................................................................................................	7
Item 2. Management’s Discussion and Analysis...............................................................................................................................................	45
Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................................................................................................	71
Item 4. Controls and Procedures........................................................................................................................................................................	71

PART II...	72

Item 1. Legal Proceedings...................................................................................................................................................................................	72
Item 1A. Risk Factors.............................................................................................................................................................................................	72
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds................................................................................................................	72
Item 3. Defaults Upon Senior Securities.............................................................................................................................................................	72
Item 4. Mine Safety Disclosures..........................................................................................................................................................................	72
Item 5. Other Information...................................................................................................................................................................................	73
Item 6. Exhibits....................................................................................................................................................................................................	73
Signatures...	74
Exhibit Index...	75

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2014	2013	2014	2013
Financing revenues:
Operating lease	$1,581	$1,290	$4,481	$3,754
Retail	430	475	1,347	1,436
Dealer	101	111	301	326
Total financing revenues	2,112	1,876	6,129	5,516

Depreciation on operating leases	1,248	1,033	3,544	2,950
Interest expense	161	386	506	1,236
Net financing revenues	703	457	2,079	1,330

Insurance earned premiums and contract revenues	159	141	472	423
Investment and other income, net	62	68	157	88
Net financing revenues and other revenues	924	666	2,708	1,841

Expenses:
Provision for credit losses	103	63	220	102
Operating and administrative	266	240	752	700
Insurance losses and loss adjustment expenses	63	57	200	196
Total expenses	432	360	1,172	998

Income before income taxes	492	306	1,536	843
Provision for income taxes	185	113	574	315

Net income	$307	$193	$962	$528

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2014	2013	2014	2013
Net income	$307	$193	$962	$528
Other comprehensive (loss) income, net of tax:
Net unrealized gains (losses) on available-for-sale
marketable securities [net of tax (provision)
benefit of $(3), ($1), ($25),
and $20, respectively]	5	2	41	(36)
Reclassification adjustment for net (gains) losses on
available-for-sale marketable securities included in
investment and other income, net [net of tax provision
(benefit) of $4, $4, $20 and ($11), respectively]	(7)	(7)	(35)	18
Other comprehensive (loss) income	(2)	(5)	6	(18)
Comprehensive income	$305	$188	$968	$510

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	December 31, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$3,556	$3,815
Restricted cash and cash equivalents	621	1,721
Investments in marketable securities	4,571	5,389
Finance receivables, net	66,548	65,176
Investments in operating leases, net	29,730	24,769
Other assets	1,822	1,870
Total assets	$106,848	$102,740

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$87,954	$85,367
Deferred income taxes	7,340	6,747
Other liabilities	3,283	2,888
Total liabilities	98,577	95,002

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at December 31, 2014 and March 31, 2014	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	206	200
Retained earnings	7,148	6,621
Total shareholder's equity	8,271	7,738
Total liabilities and shareholder's equity	$106,848	$102,740

The following table presents the assets and liabilities of our consolidated variable interest entities (See Note 10).

(Dollars in millions)	December 31, 2014	March 31, 2014
ASSETS
Finance receivables, net	$9,616	$9,501
Investments in operating leases, net	1,329	156
Other assets	12	7
Total assets	$10,957	$9,664

LIABILITIES
Debt	$9,335	$8,158
Other liabilities	2	2
Total liabilities	$9,337	$8,160

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income	earnings	Total

Balance at March 31, 2013	$915	$2	$211	$6,429	$7,557

Net income for the nine months ended
December 31, 2013	-	-	-	528	528
Other comprehensive loss, net
of tax	-	-	(18)	-	(18)
Dividend	-	-	-	(665)	(665)
Balance at December 31, 2013	$915	$2	$193	$6,292	$7,402

Balance at March 31, 2014	$915	$2	$200	$6,621	$7,738

Net income for the nine months ended
December 31, 2014	-	-	-	962	962
Other comprehensive income, net
of tax	-	-	6	-	6
Dividend	-	-	-	(435)	(435)
Balance at December 31, 2014	$915	$2	$206	$7,148	$8,271

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended December 31,
(Dollars in millions)	2014	2013 1
Cash flows from operating activities:
Net income	$962	$528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,570	2,974
Recognition of deferred income	(1,136)	(943)
Provision for credit losses	220	102
Amortization of deferred costs	462	422
Foreign currency and other adjustments to the carrying value of debt, net	(1,350)	(243)
Net realized (gain) loss from sales and other-than-temporary impairment on securities	(55)	29
Net change in:
Restricted cash	23	11
Derivative assets	(4)	9
Other assets (Note 8) and accrued income	(298)	(73)
Deferred income taxes	588	334
Derivative liabilities	20	(4)
Other liabilities	358	344
Net cash provided by operating activities	3,360	3,490
Cash flows from investing activities:
Purchase of investments in marketable securities	(2,808)	(2,679)
Proceeds from sales of investments in marketable securities	557	411
Proceeds from maturities of investments in marketable securities	3,132	3,159
Acquisition of finance receivables	(19,766)	(19,924)
Collection of finance receivables	18,423	17,846
Net change in wholesale and certain working capital receivables	(35)	(1,481)
Acquisition of investments in operating leases	(12,690)	(10,803)
Disposals of investments in operating leases	4,707	5,179
Net change in financing support provided to affiliates	351	(379)
Cash un-restricted to acquire finance receivables and investment in operating leases	1,077	-
Other, net	(36)	(23)
Net cash used in investing activities	(7,088)	(8,694)
Cash flows from financing activities:
Proceeds from issuance of debt	15,756	14,025
Payments on debt	(11,633)	(12,380)
Net change in commercial paper	(225)	2,425
Net change in financing support provided by affiliates	6	(24)
Dividend paid to TFSA	(435)	(665)
Net cash provided by financing activities	3,469	3,381
Net decrease in cash and cash equivalents	(259)	(1,823)
Cash and cash equivalents at the beginning of the period	3,815	4,723
Cash and cash equivalents at the end of the period	$3,556	$2,900
Supplemental disclosures:
Interest paid	$810	$876
Income taxes paid (received), net	$153	$(39)

See accompanying Notes to Consolidated Financial Statements.
1 Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and nine months ended December 31, 2014 and 2013 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2014 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2015 (“fiscal 2015”).

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

Recurring Fair Value Measurements

The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2014, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million as of March 31, 2014.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of December 31, 2014 and March 31, 2014.

As of December 31, 2014
	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$586	$1,019	$-	$-	$1,605
U.S. government and agency obligations	100	-	-	-	100
Certificates of deposit	-	1,310	-	-	1,310
Cash equivalents total	686	2,329	-	-	3,015
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	1,926	82	2	-	2,010
Municipal debt securities	-	12	-	-	12
Corporate debt securities	-	170	14	-	184
Mortgage-backed securities:
U.S. government agency	-	55	-	-	55
Non-agency residential	-	-	4	-	4
Non-agency commercial	-	-	45	-	45
Asset-backed securities	-	-	25	-	25
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	-	190	-	-	190
Short-term sector fund	-	37	-	-	37
U.S. government sector fund	-	289	-	-	289
Municipal sector fund	-	19	-	-	19
Investment grade corporate sector fund	-	265	-	-	265
High-yield sector fund	-	36	-	-	36
Real return sector fund	-	227	-	-	227
Mortgage sector fund	-	448	-	-	448
Asset-backed securities sector fund	-	43	-	-	43
Emerging market sector fund	-	55	-	-	55
International sector fund	-	151	-	-	151
Equity mutual fund	476	-	-	-	476
Available-for-sale securities total	2,402	2,079	90	-	4,571
Derivative assets:
Foreign currency swaps	-	209	33	-	242
Interest rate swaps	-	401	1	-	402
Counterparty netting and collateral	-	-	-	(591)	(591)
Derivative assets total	-	610	34	(591)	53
Assets at fair value	3,088	5,018	124	(591)	7,639
Derivative liabilities:
Foreign currency swaps	-	(802)	-	-	(802)
Interest rate swaps	-	(324)	-	-	(324)
Counterparty netting and collateral	-	-	-	1,100	1,100
Liabilities at fair value	-	(1,126)	-	1,100	(26)
Net assets at fair value	$3,088	$3,892	$124	$509	$7,613

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During the three and nine months ended December 31, 2014 and 2013, certain corporate debt securities were transferred from Level 2 to Level 3 due to reduced transparency of inputs for determination of fair value for these instruments. Additionally, during the nine months ended December 31, 2013, there was a $2 million transfer from the corporate debt securities asset class to the U.S. government and agency obligations asset class within the Level 3 debt instruments due to a reclassification of an existing debt instrument.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended December 31, 2014 and 2013:

Three Months Ended December 31, 2014

	Fair value measurements using significant unobservable inputs (Level 3)
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, October 1, 2014	$2	$12	$50	$30	$94	$2	$53	$55	$149
Total gains (losses)
Included in earnings	-	-	-	-	-	(1)	(16)	(17)	(17)
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	-	1	1	-	-	-	1
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	(5)	(5)	-	-	-	(5)
Settlements	-	-	(1)	(1)	(2)	-	(4)	(4)	(6)
Transfers in to Level 3	-	2	-	-	2	-	-	-	2
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2014	$2	$14	$49	$25	$90	$1	$33	$34	$124
The amount of total (losses)
included in earnings attributable to
assets held at the reporting date						$(1)	$(16)	$(17)	$(17)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended December 31, 2013

		Fair value measurements using significant unobservable inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)

	U.S.				Total				Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	and agency	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, October 1, 2013	$2	$2	$54	$19	$77	$13	$50	$(9)	$54	$131
Total gains (losses)
Included in earnings	-	-	-	-	-	3	8	9	20	20
Included in other comprehensive income	-	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	3	5	8	-	-	-	-	8
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	(2)	(1)	(3)	(13)	(5)	-	(18)	(21)
Transfers in to Level 3	-	7	-	-	7	-	-	-	-	7
Transfers out of Level 3	-	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2013	$2	$9	$55	$23	$89	$3	$53	$-	$56	$145
The amount of total gains included in
earnings attributable to assets
held at the reporting date						$-	$8	$-	$8	$8

Nine Months Ended December 31, 2014

	Fair value measurements using significant unobservable inputs (Level 3)
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2014	$2	$12	$48	$27	$89	$3	$70	$73	$162
Total (losses) gains
Included in earnings	-	-	-	-	-	(1)	(28)	(29)	(29)
Included in other comprehensive income	-	-	1	-	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	3	12	7	22	-	-	-	22
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(3)	(7)	(5)	(15)	-	-	-	(15)
Settlements	-	-	(5)	(4)	(9)	(1)	(9)	(10)	(19)
Transfers in to Level 3	-	2	-	-	2	-	-	-	2
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2014	$2	$14	$49	$25	$90	$1	$33	$34	$124
The amount of total losses included in
earnings attributable to assets held
at the reporting date
						$(1)	$(28)	$(29)	$(29)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nine Months Ended December 31, 2013

		Fair value measurements using significant unobservable inputs (Level 3)
										Total net
										assets
		Available-for-sale securities				Derivative instruments, net				(liabilities)

	U.S.				Total				Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign		derivative
	and agency	debt	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2013	$-	$4	$56	$13	$73	$12	$55	$(12)	$55	$128
Total gains (losses)
Included in earnings	-	-	-	-	-	5	15	12	32	32
Included in other comprehensive income	-	-	(3)	-	(3)	-	-	-	-	(3)
Purchases, issuances, sales, and settlements
Purchases	-	-	5	12	17	-	-	-	-	17
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	(3)	(2)	(5)	(14)	(17)	-	(31)	(36)
Transfers in to Level 3	2	7	-	-	9	-	-	-	-	9
Transfers out of Level 3	-	(2)	-	-	(2)	-	-	-	-	(2)
Fair value, December 31, 2013	$2	$9	$55	$23	$89	$3	$53	$-	$56	$145
The amount of total (losses)/gains
included in earnings attributable to
assets held at the reporting date						$(2)	$17	$-	$15	$15

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period. These nonrecurring fair value measurements were not significant as of December 31, 2014 and March 31, 2014.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements

The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three months and nine months ended December 31, 2014 and as of and for the year ended March 31, 2014.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of December 31, 2014

Financial assets
Finance receivables, net
Retail loan	$50,064	$-	$-	$50,195	$50,195
Commercial	207	-	-	198	198
Wholesale	9,388	-	-	9,420	9,420
Real estate	4,638	-	-	4,553	4,553
Working capital	1,855	-	-	1,817	1,817

Financial liabilities
Commercial paper	$27,485	$-	$27,485	$-	$27,485
Unsecured notes and loans payable	51,134	-	51,550	697	52,247
Secured notes and loans payable	9,335	-	-	9,322	9,322

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

The carrying value of each class of finance receivables is presented including accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  The amount excludes related party receivables of $97 million and $89 million at December 31, 2014 and March 31, 2014 and direct finance leases of $299 million and $274 million at December 31, 2014 and March 31, 2014, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	December 31, 2014
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$2,010	$1	$(1)	$2,010
Municipal debt securities	10	2	-	12
Corporate debt securities	179	6	(1)	184
Mortgage-backed securities:
U.S. government agency	53	2	-	55
Non-agency residential	3	1	-	4
Non-agency commercial	45	1	(1)	45
Asset-backed securities	25	-	-	25
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	190	-	-	190
Short-term sector fund	35	2	-	37
U.S. government sector fund	275	14	-	289
Municipal sector fund	18	1	-	19
Investment grade corporate sector fund	255	14	(4)	265
High-yield sector fund	32	5	(1)	36
Real return sector fund	235	-	(8)	227
Mortgage sector fund	441	7	-	448
Asset-backed securities sector fund	35	8	-	43
Emerging market sector fund	57	-	(2)	55
International sector fund	142	9	-	151
Equity mutual fund	196	280	-	476
Total investments in marketable securities	$4,236	$353	$(18)	$4,571

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

The fixed income mutual funds are investments in funds that are privately placed and managed by an open-end investment management company (the “Trust”).  Although the Trust will normally redeem all shares for cash, it may, in unusual circumstances, redeem amounts exceeding the lesser of $250 thousand or 1 percent of the Trust’s asset value by payment in kind of securities held by the respective fund.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities at a consecutive loss position for less than twelve months and for greater than twelve months were not significant at December 31, 2014 and March 31, 2014.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type for the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Available-for-sale securities:
Realized gains on sales	$11	$12	$55	$28
Realized losses on sales	$-	$-	$-	$(3)
Other-than-temporary impairment	$-	$(1)	$-	$(54)
Other-than-temporary impairment write-downs were not significant during the three and nine months ended December 31, 2014.  Substantially all of the other-than-temporary impairment write-downs of $1 million and $54 million during the three and nine months ended December 31, 2013, respectively, were related to fixed income mutual funds.

Contractual Maturities

The fair value and contractual maturities of available-for-sale debt instruments at December 31, 2014 are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2014
(Dollars in millions)	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$1,929	$1,927
Due after 1 year through 5 years	135	136
Due after 5 years through 10 years	81	83
Due after 10 years	54	60
Mortgage-backed and asset-backed securities1	126	129
Total	$2,325	$2,335
1 Mortgage-backed and asset-backed securities are shown separately because these securities do not have a single maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both December 31, 2014 and March 31, 2014.

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

(Dollars in millions)	December 31, 2014	March 31, 2014
Retail receivables	$41,383	$40,216
Securitized retail receivables	9,757	9,633
Dealer financing	16,060	15,925
	67,200	65,774

Deferred origination (fees) and costs, net	645	651
Deferred income	(920)	(863)
Allowance for credit losses
Retail and securitized retail receivables	(298)	(298)
Dealer financing	(79)	(88)
Total allowance for credit losses	(377)	(386)
Finance receivables, net	$66,548	$65,176

Finance receivables, net and retail receivables presented in the previous table includes direct finance leases, net of $299 million and $274 million at December 31, 2014 and March 31, 2014, respectively.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables as of December 31, 2014 and March 31, 2014:

	Retail Loan		Commercial
(Dollars in millions)	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2014

Aging of finance receivables:
Current	$49,779	$48,828	$494	$432
30-59 days past due	668	459	8	6
60-89 days past due	144	90	1	1
90 days or greater past due	46	33	-	-
Total	$50,637	$49,410	$503	$439

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2014

Credit quality indicators:
Performing	$8,372	$8,129	$3,970	$3,791	$1,712	$1,642
Credit Watch	1,094	1,282	722	855	149	158
At Risk	15	24	-	12	22	25
Default	-	1	4	-	-	6
Total	$9,481	$9,436	$4,696	$4,658	$1,883	$1,831

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables as of December 31, 2014 and March 31, 2014:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2014	2014	2014	2014	2014	2014

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$15	$13	$15	$13	$2	$1
Real estate	14	27	14	27	4	8
Working capital	22	23	22	23	22	22
Total	$51	$63	$51	$63	$28	$31

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$72	$51	$72	$51
Real estate	83	90	83	90
Working capital	3	4	3	4
Total	$158	$145	$158	$145

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$277	$322	$273	$318
Commercial	1	1	1	1
Total	$278	$323	$274	$319

Total impaired account balances:

Retail loan	$277	$322	$273	$318
Commercial	1	1	1	1
Wholesale	87	64	87	64
Real estate	97	117	97	117
Working capital	25	27	25	27
Total	$487	$531	$483	$527

As of December 31, 2014 and March 31, 2014, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $43 million and $54 million, respectively, and there were no charge-offs against the allowance for credit losses.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired finance receivables as of the balance sheet date and the interest income recognized on these loans during the three and nine months ended December 31, 2014 and 2013:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$17	$15	$17	$17	$-	$-	$-	$-
Real estate	14	31	20	33	-	-	-	1
Working capital	23	23	23	24	-	-	1	1
Total	$54	$69	$60	$74	$-	$-	$1	$2

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$62	$61	$56	$61	$-	$1	$1	$1
Real estate	89	92	91	93	1	1	2	3
Working capital	3	4	3	5	-	-	-	-
Total	$154	$157	$150	$159	$1	$2	$3	$4

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$284	$355	$301	$379	$5	$7	$17	$22
Commercial	1	1	1	1	-	-	-	-
Total	$285	$356	$302	$380	$5	$7	$17	$22

Total impaired account balances:

Retail loan	$284	$355	$301	$379	$5	$7	$17	$22
Commercial	1	1	1	1	-	-	-	-
Wholesale	79	76	73	78	-	1	1	1
Real estate	103	123	111	126	1	1	2	4
Working capital	26	27	26	29	-	-	1	1
Total	$493	$582	$512	$613	$6	$9	$21	$28

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  In addition, interest income recognized using a cash-basis method of accounting during the three and nine months ended December 31, 2014 and 2013 was not significant.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2014 and 2013 is not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  Troubled debt restructurings for accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during the three and nine months ended December 31, 2014 and 2013.

We consider finance receivables under bankruptcy protection within the retail loan and commercial classes to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2014 and 2013, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and nine months ended December 31, 2014 and 2013, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

(Dollars in millions)	December 31, 2014	March 31, 2014
Investments in operating leases	$35,666	$31,023
Securitized investments in operating leases	1,708	248
	37,374	31,271
Deferred origination (fees) and costs, net	(176)	(146)
Deferred income	(971)	(826)
Accumulated depreciation	(6,424)	(5,462)
Allowance for credit losses	(73)	(68)
Investments in operating leases, net	$29,730	$24,769

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2014	2013	2014	2013
Allowance for credit losses at beginning of period	$445	$467	$454	$527
Provision for credit losses	103	63	220	102
Charge-offs, net of recoveries	(98)	(74)	(224)	(173)
Allowance for credit losses at end of period	$450	$456	$450	$456

Charge-offs are shown net of recoveries of $21 million and $63 million for the three and nine months ended December 31, 2014, respectively, and recoveries of $19 million and $64 million for the three and nine months ended December 31, 2013, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for the three and nine months ended December 31, 2014 and 2013:

For the Three and Nine Months Ended December 31, 2014

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, October 1, 2014	$299	$1	$81	$381
Charge-offs	(89)	-	(1)	(90)
Recoveries	14	1	1	16
Provisions	72	-	(2)	70
Ending balance, December 31, 2014	$296	$2	$79	$377

Beginning balance, April 1, 2014	$296	$2	$88	$386
Charge-offs	(217)	(1)	(1)	$(219)
Recoveries	45	1	1	47
Provisions	172	-	(9)	163
Ending balance, December 31, 2014	$296	$2	$79	$377

Ending balance: Individually evaluated for impairment	$-	$-	$28	$28
Ending balance: Collectively evaluated for impairment	$296	$2	$51	$349

Gross Finance Receivables:

Ending balance, December 31, 2014	$50,637	$503	$16,060	$67,200
Ending balance: Individually evaluated for impairment	$-	$-	$209	$209
Ending balance: Collectively evaluated for impairment	$50,637	$503	$15,851	$66,991

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $277 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2014, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of gross finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2014 includes $913 million in receivables which are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) and $131 million in receivables which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

For the Three and Nine Months Ended December 31, 2013

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, October 1, 2013	$290	$4	$102	$396
Charge-offs	(74)	-	-	(74)
Recoveries	14	-	-	14
Provisions	59	(2)	(6)	51
Ending balance, December 31, 2013	$289	$2	$96	$387

Beginning balance, April 1, 2013	$333	$5	$107	$445
Charge-offs	(190)	(1)	-	(191)
Recoveries	49	-	-	49
Provisions	97	(2)	(11)	84
Ending balance, December 31, 2013	$289	$2	$96	$387

Ending balance: Individually evaluated for
impairment	$-	$-	$30	$30
Ending balance: Collectively evaluated for
impairment	$289	$2	$66	$357

Gross Finance Receivables:

Ending balance, December 31, 2013	$49,719	$422	$16,590	$66,731
Ending balance: Individually evaluated for
impairment	$-	$-	$232	$232
Ending balance: Collectively evaluated for
impairment	$49,719	$422	$16,358	$66,499

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $345 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2013, as they are deemed to be not significant for individual evaluation.  We have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of gross finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2013 includes $853 million in receivables which are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) and $147 million in receivables which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	December 31, 2014	March 31, 2014
Aggregate balances 60 or more days past due
Finance receivables	$191	$125
Investments in operating leases	67	36
Total	$258	$161

Substantially all finance and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of December 31, 2014 and March 31, 2014:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables

As of December 31, 2014

Retail loan	$668	$144	$46	$858	$49,779	$50,637
Commercial	8	1	-	9	494	503
Wholesale	-	-	-	-	9,481	9,481
Real estate	-	-	-	-	4,696	4,696
Working capital	-	-	-	-	1,883	1,883
Total	$676	$145	$46	$867	$66,333	$67,200

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables

As of March 31, 2014

Retail loan	$459	$90	$33	$582	$48,828	$49,410
Commercial	6	1	-	7	432	439
Wholesale	-	-	-	-	9,436	9,436
Real estate	4	1	-	5	4,653	4,658
Working capital	-	-	-	-	1,831	1,831
Total	$469	$92	$33	$594	$65,180	$65,774

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of December 31, 2014, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at December 31, 2014 was $26 million, excluding adjustments made for our own non-performance risk.  We would not be required to post additional collateral to the counterparties with which we were in a net liability position at December 31, 2014, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In order to settle all derivative instruments that were in a net liability position at December 31, 2014, excluding adjustments made for our own non-performance risk, we would be required to pay $26 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet at December 31, 2014 and March 31, 2014.

	Hedge accounting		Non-hedge		Total
As of December 31, 2014	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$11	$34,256	$391	$34,721	$402
Foreign currency swaps	271	28	1,435	214	1,706	242
Total	$736	$39	$35,691	$605	$36,427	$644

Counterparty netting and collateral						(591)
Carrying value of derivative contracts – Other assets						$53

Other liabilities
Interest rate swaps	$-	$-	$56,343	$324	$56,343	$324
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	251	33	10,391	769	10,642	802
Total	$251	$33	$66,784	$1,093	$67,035	$1,126

Counterparty netting and collateral						(1,100)
Carrying value of derivative contracts – Other liabilities						$26

As of December 31, 2014, we held collateral of $242 million which offset derivative assets, and posted collateral of $751 million which offset derivative liabilities.  We also held excess collateral of $12 million which we did not use to offset derivative assets, and we posted excess collateral of $2 million which we did not use to offset derivative liabilities.

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

As of March 31, 2014, we held collateral of $718 million which offset derivative assets, and posted collateral of $331 million which offset derivative liabilities.  We also held excess collateral of $5 million which we did not use to offset derivative assets, and we posted excess collateral of $3 million which we did not use to offset derivative liabilities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, for the three and nine months ended December 31, 2014 and 2013 as reported in our Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2014	2013	2014	2013
Interest expense on debt	$304	$325	$923	$963
Interest expense on hedge accounting derivatives	(10)	(18)	(35)	(67)
Interest expense on non-hedge accounting foreign currency swaps	(37)	(54)	(129)	(159)
Interest expense on non-hedge accounting interest rate swaps	30	39	94	166
Interest expense on debt and derivatives, net	287	292	853	903

Loss on hedge accounting derivatives:
Interest rate swaps	5	5	15	15
Foreign currency swaps	50	32	113	16
Loss on hedge accounting derivatives	55	37	128	31
Less hedged item: change in fair value of fixed rate debt	(56)	(38)	(129)	(34)
Ineffectiveness related to hedge accounting derivatives	(1)	(1)	(1)	(3)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
Gain on non-hedge accounting foreign currency transactions	(567)	(87)	(1,354)	(185)
Loss on non-hedge accounting foreign currency swaps	542	153	1,253	384
(Gain) loss on non-hedge accounting interest rate swaps	(100)	29	(245)	137
Total interest expense	$161	$386	$506	$1,236

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The relative fair value allocation of derivative credit value adjustments within interest expense is not significant for the three and nine months ended December 31, 2014 and 2013 as we fully collateralize our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	December 31, 2014	March 31, 2014
Other assets:

Notes receivable from affiliates	$821	$1,172
Used vehicles held for sale	177	139
Deferred charges	111	116
Income taxes receivable	169	-
Derivative assets	53	49
Other assets	491	394
Total other assets	$1,822	$1,870

Other liabilities:

Unearned insurance premiums and contract revenues	$1,791	$1,665
Derivative liabilities	26	6
Accounts payable and accrued expenses	951	746
Deferred income	391	332
Other liabilities	124	139
Total other liabilities	$3,283	$2,888

Included in total other assets is a non-cash movement related to used vehicles held for sale that was excluded from operating activities and investing activities in the consolidated statement of cash flows.  The amount of the non-cash movement was $44 million and $71 million for the nine months ended December 31, 2014 and 2013, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2014	2014	2014	2014
Commercial paper	$27,485	$27,709	0.19%	0.18%
Unsecured notes and loans payable	51,029	49,075	1.90%	1.99%
Secured notes and loans payable	9,335	8,158	0.57%	0.54%
Carrying value adjustment	105	425
Total debt	$87,954	$85,367	1.22%	1.26%

The commercial paper balance includes unamortized premiums and discounts.  As of December 31, 2014, our commercial paper had a weighted average remaining maturity of 80 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at December 31, 2014 included $17.6 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $33.6 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2014 included $17.6 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $31.9 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At December 31, 2014 and March 31, 2014, the carrying values of these foreign currency denominated notes payable were $11.3 billion and $12.6 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.5 percent at December 31, 2014 and 0.4 percent to 1.6 percent at March 31, 2014.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of December 31, 2014 and March 31, 2014:

	December 31, 2014

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$574	$9,757	$9,616	$3	$8,362	$2
Investments in operating leases	47	1,708	1,329	9	973	-
Total	$621	$11,465	$10,945	$12	$9,335	$2

	March 31, 2014

		VIE Assets			VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$624	$9,633	$9,501	$3	$8,146	$2
Investment in operating leases	20	248	156	4	12	-
Total	$644	$9,881	$9,657	$7	$8,158	$2

Restricted cash shown in the table above represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $991 million and $1,169 million of securities retained by TMCC at December 31, 2014 and March 31, 2014, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity position in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  At December 31, 2014 and March 31, 2014, amounts due from these dealers that are classified as finance receivables, net in the Consolidated Balance Sheet and revenues received during the three and nine months ended December 31, 2014 and 2013 from these dealers under the TDIG Program were not significant.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2014, TMCC, TCPR and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2016, 2018, and 2020, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2014.  We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2014, TMCC had committed bank credit facilities totaling $6.1 billion of which $789 million, $3.2 billion, $1.9 billion, and $175 million mature in fiscal 2015, 2016, 2018 and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2014 and March 31, 2014. We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

(Dollars in millions)	December 31, 2014	March 31, 2014
Commitments:
Credit facilities commitments with
vehicle and industrial equipment dealers	$1,185	$1,295
Minimum lease commitments	53	62
Total commitments	1,238	1,357
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$1,338	$1,457

Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments include $25 million and $30 million for facilities leases with affiliates at December 31, 2014 and March 31, 2014, respectively.  At December 31, 2014, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2015	$5
2016	19
2017	15
2018	9
2019	4
Thereafter	1
Total	$53

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2014 and March 31, 2014.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2014, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2014 and March 31, 2014, no amounts have been recorded under these indemnification provisions.

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

As previously disclosed, we continue to engage in communications with the Consumer Financial Protection Bureau and the U.S. Department of Justice (together, the “Agencies”) regarding our purchases of auto finance contracts from dealers and related discretionary dealer compensation practices.  At December 31, 2014 we recorded as a loss contingency an amount that was not material to our consolidated financial condition or results of operations for the nine months ended December 31, 2014.  At this time, given the current state of discussions with the Agencies, we are unable to estimate the amount or range of any additional potential loss, and it is possible that our ultimate liability may exceed the amount of such accrual, and that such amount may be material.  We intend to continue discussions with the Agencies to achieve a mutually satisfactory resolution to these matters, but if such resolution does not occur, we may be subject to an enforcement action.  In addition, we have received a request for documents and information from the New York State Department of Financial Services relating to our fair lending practices, and we are cooperating with this request.  We cannot predict the outcome of this request given its preliminary status.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 38 percent and 37 percent for the three and nine months ended December 31, 2014 and 37 percent for the three and nine months ended December 31, 2013, respectively.  Our provision for income taxes for the three and nine months ended December 31, 2014 was $185 million and $574 million, respectively, compared to $113 million and $315 million for the same periods in fiscal 2014.  The increase in the provision is consistent with the increase in our income before tax for the three and nine months ended December 31, 2014 compared to the same periods in fiscal 2014.

Tax-related Contingencies

As of December 31, 2014, we remain under IRS examination for fiscal 2015 and 2014.  The IRS examination for fiscal 2013 and 2012 were concluded in the first quarter of fiscal 2015.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended December 31, 2014, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $2.0 billion and $1.3 billion at December 31, 2014 and March 31, 2014, respectively, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal 2034.  On December 19, 2014 the Tax Increase Prevention Act of 2014 was enacted which extended bonus depreciation.  The impact of this Act is reflected in our federal tax loss carryforwards. The total deferred tax liability at December 31, 2014, net of these deferred tax assets, was $7.3 billion compared with $6.7 billion at March 31, 2014.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of December 31, 2014, there were no material changes to our related party agreements or relationships as described in our fiscal 2014 Form 10-K.  The following tables summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2014	2013	2014	2013
Net financing revenues:
Manufacturers’ subvention support and other revenues	$315	$251	$884	$733
Credit support fees incurred	$(23)	$(21)	$(66)	$(61)
Interest expense on loans payable to affiliates	$(1)	$(1)	$(2)	$(2)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$32	$33	$97	$99

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$1	$3	$4

Expenses:
Shared services charges and other expenses	$16	$15	$48	$45
Employee benefits expense	$5	$9	$18	$27

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

(Dollars in millions)	December 31, 2014	March 31, 2014
Assets:

Finance receivables, net
Accounts receivable from affiliates	$85	$74
Direct finance receivables from affiliates	$6	$6
Notes receivable under home loan programs	$12	$15
Deferred retail origination costs paid to affiliates	$1	$1
Deferred retail subvention income from affiliates	$(819)	$(768)

Investments in operating leases, net
Leases to affiliates	$7	$7
Deferred lease subvention income from affiliates	$(954)	$(806)

Other assets
Notes receivable from affiliates	$821	$1,172
Other receivables from affiliates	$5	$2
Subvention support receivable from affiliates	$119	$159

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$252	$244
Accounts payable to affiliates	$116	$216
Notes payable to affiliates	$28	$22

Shareholder’s Equity:
Dividends paid	$435	$665
Stock-based compensation	$2	$2

In December 2014, TMCC entered into an agreement for the sale of certain assets relating to its commercial finance business to a newly-formed subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group.  The closing date of the transaction has not yet been determined and the assets to be sold are not available for immediate sale in their present condition, as the transaction is subject to several closing conditions that have not yet been satisfied.  The assets expected to be sold represent approximately $964 million of finance receivables, net and $905 million of investments in operating leases, net as of December 31, 2014.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the three and nine months ended December 31, 2014 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2015:	operations	operations	eliminations	Total
Three Months Ended December 31, 2014

Total financing revenues	$2,112	$-	$-	$2,112
Insurance earned premiums and contract revenues	-	159	-	159
Investment and other income, net	20	42	-	62
Total gross revenues	2,132	201	-	2,333

Less:
Depreciation on operating leases	1,248	-	-	1,248
Interest expense	161	-	-	161
Provision for credit losses	103	-	-	103
Operating and administrative expenses	209	57	-	266
Insurance losses and loss adjustment expenses	-	63	-	63
Provision for income taxes	155	30	-	185
Net income	$256	$51	$-	$307

Nine Months Ended December 31, 2014

Total financing revenues	$6,129	$-	$-	$6,129
Insurance earned premiums and contract revenues	-	472	-	472
Investment and other income, net	67	90	-	157
Total gross revenues	6,196	562	-	6,758

Less:
Depreciation on operating leases	3,544	-	-	3,544
Interest expense	506	-	-	506
Provision for credit losses	220	-	-	220
Operating and administrative expenses	589	163	-	752
Insurance losses and loss adjustment expenses	-	200	-	200
Provision for income taxes	500	74	-	574
Net income	$837	$125	$-	$962

Total assets at December 31, 2014	$104,068	$3,683	$(903)	$106,848

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2014 (“fiscal 2014”), including the following:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;

•	Increased competition from other financial institutions seeking to increase their share of financing Toyota, Scion and Lexus vehicles;

•	Fluctuations in interest rates and currency exchange rates;

•	Fluctuations in the value of our investment securities or market prices;

•	Changes or disruptions in our funding environment or access to the global capital markets;

•	Failure or changes in commercial soundness of our counterparties and other financial institutions;

•	Changes in our credit ratings and those of TMC;

•	Changes in the laws, regulatory requirements and regulatory scrutiny, including as a result of recent financial services legislation, and related costs;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus and Scion vehicle models and related parts supply;

•	Operational risks, including security breaches or cyber attacks;

•	Challenges related to the relocation of our corporate headquarters to Plano, Texas;

•	Revisions to the estimates and assumptions for our allowance for credit losses;

•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;

•	The failure of a customer or dealer to meet the terms of any contract with us, or otherwise fail to perform as agreed; and

•	Recalls announced by TMS and the perceived quality of Toyota, Lexus and Scion vehicles.

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

Fiscal 2015 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2015 (“fiscal 2015”), economic growth in the United States (“U.S.”) continued as employment rates improved and home prices remained strong.  In addition, sales of motor vehicles improved compared to the same period in fiscal 2014.  While the overall U.S. economy has shown positive trends during the first nine months of fiscal 2015, consumer debt levels rose as consumers experienced greater access to credit.

Conditions in the global capital markets were generally stable during most of the first nine months of fiscal 2015.  However, the U.S. capital markets and interest rate environment experienced periods of increased volatility due to uncertainty regarding future changes in U.S. monetary policy.  Additionally, long term rates fell and oil prices declined significantly during that period.  We continue to maintain broad global access to both domestic and international markets.  Future changes in interest and foreign exchange rates could result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the United States increased and sales incentives throughout the auto industry remained elevated during the first nine months of fiscal 2015 as compared to the same period in the prior year.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 7 percent in the first nine months of fiscal 2015 compared to the same period in fiscal 2014.  The increase in TMS sales was attributable to strong consumer demand for new vehicles.  In addition, we are currently experiencing an increase in lease volume as compared to a decrease in retail volume.

Used vehicle values fluctuated during the first nine months of fiscal 2015, but remained strong.  However, it remains uncertain whether the used vehicle market will continue to be as strong as it has been in the past few years.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

Fiscal 2015 Summary

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2014	2013	2014	2013
Net income:
Finance operations1	$256	$137	$837	$443
Insurance operations1	51	56	125	85
Total net income	$307	$193	$962	$528
1 Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $962 million and $307 million for the first nine months and third quarter of fiscal 2015, respectively, compared to $528 million and $193 million for the same periods in fiscal 2014.  The increase for the first nine months of fiscal 2015 was primarily due to a decrease of $730 million in our interest expense driven by gains on derivatives, as compared to losses in the prior year.  In addition, total financing revenue increased by $613 million, offset by an increase of $594 million in depreciation on operating leases and an increase of $259 million in the provision for income taxes.  The increase in net income for the third quarter of fiscal 2015 was due in part to an increase in total financing revenue of $236 million.  In addition, interest expense decreased by $225 million driven by gains on derivatives, which was offset by an increase of $215 million in depreciation on operating leases and an increase of $72 million in the provision for income taxes.

Our overall capital position, taking into account the payment of a $435 million dividend in September 2014 to our sole shareholder, Toyota Financial Services Americas Corporation (“TFSA”), increased $533 million, bringing total shareholder’s equity to $8.3 billion at December 31, 2014.  Our debt increased to $88.0 billion at December 31, 2014 from $85.4 billion at March 31, 2014.  Our debt-to-equity ratio decreased to 10.6 at December 31, 2014 compared to 11.0 at March 31, 2014.

Finance Operations

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Financing revenues:
Operating lease	$1,581	$1,290	23%	$4,481	$3,754	19%
Retail1	430	475	(9)%	1,347	1,436	(6)%
Dealer	101	104	(3)%	301	305	(1)%
Total financing revenues	2,112	1,869	13%	6,129	5,495	12%

Investment and other income	20	22	(9)%	67	56	20%
Gross revenues from finance operations	2,132	1,891	13%	6,196	5,551	12%

Less:
Depreciation on operating leases	1,248	1,033	21%	3,544	2,950	20%
Interest expense	161	386	(58)%	506	1,236	(59)%
Provision for credit losses	103	63	63%	220	102	116%
Operating and administrative expenses	209	190	10%	589	553	7%
Provision for income taxes	155	82	89%	500	267	87%
Net income from finance
operations	$256	$137	87%	$837	$443	89%
1 Includes direct finance lease revenues.

Our finance operations reported net income of $837 million and $256 million for the first nine months and third quarter of fiscal 2015, respectively, compared to $443 million and $137 million for the same periods in fiscal 2014.  Finance operations results for the first nine months of fiscal 2015 increased as compared to the same period in fiscal 2014 primarily due to a decrease of $730 million in interest expense driven by gains on derivatives and an increase of $634 million in total financing revenues, offset by an increase of $594 million in depreciation on operating leases, an increase of $118 million in provision for credit losses and an increase of $233 million in the provision for income taxes.  Finance operations results for the third quarter of fiscal 2015 increased as compared to the same period in fiscal 2014 primarily due to a decrease of $225 million in interest expense driven by gains on derivatives and an increase of $243 million in total financing revenues, partially offset by an increase of $215 million in depreciation on operating leases, an increase of $73 million in the provision for income taxes, and an increase of $40 million in provision for credit losses.

Financing Revenues

Total financing revenues increased 12 percent and 13 percent during the first nine months and third quarter of fiscal 2015, respectively, as compared to the same periods in fiscal 2014 due to the following factors:

•
Operating lease revenues increased 19 percent and 23 percent in the first nine months and third quarter of fiscal 2015, respectively, as compared to the same periods in fiscal 2014, primarily due to higher average outstanding earning asset balances resulting from a higher focus by TMS on lease subvention in fiscal 2015 as compared to fiscal 2014, partially offset by lower portfolio yields.

•
Retail contract revenues decreased 6 percent and 9 percent in the first nine months and third quarter of fiscal 2015, respectively, as compared to the same periods in fiscal 2014, primarily due to an accrual recorded as a reduction to retail financing revenues in the third quarter, and to a lesser extent a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.  Refer to Note 12 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

•
Dealer financing revenues decreased 1 percent and 3 percent in the first nine months and third quarter of fiscal 2015, as compared to the same periods in fiscal 2014, primarily due to a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail, and dealer financing, had a yield of 3.7 and 3.6 percent during the first nine months and third quarter of fiscal 2015 compared to 4.0 and 3.8 percent, respectively, for the same periods in fiscal 2014.  Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during the first nine months and third quarter of fiscal 2015.

Depreciation on Operating Leases

Depreciation on operating leases increased 20 percent and 21 percent during the first nine months and third quarter of fiscal 2015, respectively, as compared to the same periods in fiscal 2014.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding during the first nine months and second quarter of fiscal 2015 as compared to the same period in fiscal 2014.

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

Three Months Ended			Nine Months Ended
December 31,			December 31,
(Dollars in millions)	2014	2013	2014	2013

Interest expense on debt	$304	$325	$923	$963
Interest income on derivatives	(17)	(33)	(70)	(60)
Interest expense on debt and derivatives, net	287	292	853	903

Ineffectiveness related to hedge accounting derivatives	(1)	(1)	(1)	(3)
Gain on non-hedge accounting foreign currency transactions	(567)	(87)	(1,354)	(185)
Loss on non-hedge accounting foreign currency swaps	542	153	1,253	384
(Gain) loss on non-hedge accounting interest rate swaps	(100)	29	(245)	137

Total interest expense	$161	$386	$506	$1,236

During the first nine months and third quarter of fiscal 2015, total interest expense decreased to $506 million and $161 million, respectively from $1,236 million and $386 million during the same periods of fiscal 2014. The decrease in total interest expense can be primarily attributed to net gains on our non-hedge accounting interest rate swaps resulting from a decrease in longer term U.S. dollar swap rates during the first nine months of fiscal 2015. Additionally, we experienced gains on non-hedge accounting foreign currency transactions, net of losses on the non-hedge accounting foreign currency swaps. These net gains resulted from a decrease in foreign currency swap rates.  Conversely, during the first nine months of fiscal 2014, increases in longer term U.S. dollar and foreign currency swap rates resulted in losses on non-hedge accounting interest rate swaps and foreign currency swaps, net of the associated foreign currency transactions.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $923 million and $304 million during the first nine months and third quarter of fiscal 2015 from $963 million and $325 million in the same periods in fiscal 2014 as a result of lower weighted average interest rates on our unsecured notes and loans payable, partially offset by higher debt balances.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first nine months and third quarter of fiscal 2015, we recorded net interest income of $70 million and $17 million, respectively, compared to net interest income of $60 million and $33 million during the same periods of fiscal 2014.  The increase in interest income on derivatives in the first nine months of fiscal 2015 resulted from a lower average 3-month LIBOR compared to the first nine months of fiscal 2014.

Gain or loss on non-hedge accounting foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use non-hedge accounting foreign currency swaps to economically hedge these foreign currency transactions.  During the first nine months and third quarter of fiscal 2015, the net gains of $101 million and $25 million, respectively, on foreign currency transactions, net of foreign currency swaps, resulted from a decrease in foreign currency swap rates.  During the first nine months and third quarter of fiscal 2014, we recorded losses of $199 million and $66 million, respectively, on foreign currency transactions, net of foreign currency swaps, resulting from an increase in longer term foreign currency swap rates.

We recorded a gain of $245 million and $100 million on non-hedge accounting interest rate swaps during the first nine months and third quarter of fiscal 2015, respectively, as a result of a decrease in longer term U.S. dollar swap rates which had a favorable impact on our pay float swaps. We recorded losses of $137 million and $29 million on non-hedge accounting interest rate swaps during the first nine months and third quarter of fiscal 2014, respectively, as a result of increases in U.S. dollar swap rates.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $220 million and $103 million for the first nine months and third quarter of fiscal 2015, respectively, compared to $102 million and $63 million for the same periods in fiscal 2014.  The increase in the provision for credit losses for the first nine months and third quarter of fiscal 2015 was due to higher loss severity and default frequency compared to the same periods in fiscal 2014.

Operating and Administrative Expenses

Operating and administrative expenses increased during the first nine months and third quarter of fiscal 2015 compared to the same periods in fiscal 2014 primarily reflecting increases across various general expense categories.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2014	2013 1	Change	2014	2013 1	Change
Agreements (units in thousands)
Issued	464	402	15%	1,442	1,271	13%
Average in force	5,907	5,552	6%	5,801	5,494	6%

Insurance earned premiums and contract revenues	$159	$148	7%	$472	$444	6%
Investment and other income, net	42	46	(9)%	90	32	181%
Revenues from insurance
operations	201	194	4%	562	476	18%

Less:
Insurance losses and loss
adjustment expenses	63	57	11%	200	196	2%
Operating and administrative
expenses	57	50	14%	163	147	11%
Provision for income taxes	30	31	(3)%	74	48	54%
Net income from insurance operations	$51	$56	(9)%	$125	$85	47%
1 Certain prior period amounts have been reclassified to conform to the current period presentation.

Our insurance operations reported net income of $125 million and $51 million for the first nine months and third quarter of fiscal 2015, compared to $85 million and $56 million for the same periods in fiscal 2014.  The increase in net income for the first nine months of fiscal 2015 was primarily attributable to a $58 million increase in investment and other income, net and a $28 million increase in insurance earned premiums and contract revenues, partially offset by a $26 million increase in provision for income taxes and a $16 million increase in operating and administrative expenses.  The decrease in net income for the third quarter of fiscal 2015 was primarily attributable to a $7 million increase in operating and administrative expenses, a $6 million increase in insurance losses and loss adjustment expenses and a $4 million decrease in investment and other income, net partially offset by a $11 million increase in insurance earned premiums and contract revenues.

Agreements issued increased by 13 percent and 15 percent during the first nine months and third quarter of fiscal 2015 compared to the same periods in fiscal 2014.  The increase was primarily due to the launch of our tire and wheel product in December 2013 as well as higher TMS vehicle sales.  The average number of agreements in force increased by 6 percent during the first nine months and third quarter of fiscal 2015 compared to the same period in fiscal 2014 primarily due to increased issuances.

Revenues from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $472 million and $159 million for the first nine months and third quarter of fiscal 2015, respectively, compared to $444 million and $148 million for the same periods in fiscal 2014.  Insurance earned premiums and contract revenues represent revenues from agreements in force and are affected by sales volume as well as the level, age, and mix of agreements in force.  Our insurance earned premiums and contract revenues increased for the first nine months and third quarter of fiscal 2015, compared to the same periods in fiscal 2014, in correlation with the increase in the average number of agreements in force.

Our insurance operations reported investment and other income, net of $90 million and $42 million for the first nine months and third quarter of fiscal 2015, respectively, compared to $32 million and $46 million for the same periods in fiscal 2014.  Investment and other income, net consists primarily of dividend and interest income, realized gains and losses and other-than-temporary impairments on available-for-sale securities, if any.  In the first nine months and third quarter of fiscal 2015, we had an insignificant amount of other-than-temporary impairment on available-for-sale securities compared to $54 million and $1 million of other-than-temporary impairment for the same periods in fiscal 2014.  The impairment recognized in the first nine months and third quarter of the prior year resulted from interest rate volatility.  We also had an increase in net realized gains during the first nine months of fiscal 2015 primarily from the sale of a portion of our fixed income mutual funds. The decrease in other-than-temporary impairments and increase in net realized gains during the first nine months of fiscal 2015 were partially offset by a decrease in dividend income due to overall lower yields and the previously mentioned sale of our fixed income mutual funds.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $200 million and $63 million for the first nine months and third quarter of fiscal 2015, respectively, compared to $196 million and $57 million for the same periods in fiscal 2014. Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, frequency and severity of claims associated with the agreements in force and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in losses and loss adjustment expenses for the third quarter of fiscal 2015, compared to the same period in fiscal 2014, was primarily due to an increase in losses on prepaid maintenance contracts.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $163 million and $57 million for the first nine months and third quarter of fiscal 2015, respectively, compared to $147 million and $50 million for the same periods in fiscal 2014.  These increases were attributable to higher product expenses and insurance dealer back-end program expenses.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our total provision for income taxes for the first nine months and third quarter of fiscal 2015 was $574 million and $185 million, respectively, compared to $315 million and $113 million for the same periods in fiscal 2014.  Our effective tax rate was 37 percent and 38 percent for the first nine months and third quarter of fiscal 2015 and 37 percent for both the first nine months and third quarter of fiscal 2014, respectively.  The change in our provision for income taxes is consistent with the change in our income before income taxes in the first nine months and third quarter of fiscal 2015 compared to the same periods in fiscal 2014.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2014	2013	Change	2014	2013	Change
TMS new sales volume1	447	425	5%	1,433	1,342	7%

Vehicle financing volume2
New retail contracts	150	167	(10)%	527	545	(3)%
Used retail contracts	67	73	(8)%	210	233	(10)%
Lease contracts	118	107	10%	403	340	19%
Total	335	347	(3)%	1,140	1,118	2%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	95	92	3%	347	321	8%
Used retail contracts	16	19	(16)%	47	65	(28)%
Lease contracts	104	99	5%	368	313	18%
Total	215	210	2%	762	699	9%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	63.3%	55.1%		65.8%	58.9%
Used retail contracts	23.9%	26.0%		22.4%	27.9%
Lease contracts	88.1%	92.5%		91.3%	92.1%
Overall subvened contracts	64.2%	60.5%		66.8%	62.5%

Market share:3
Retail contracts	33.6%	39.0%		36.6%	40.5%
Lease contracts	26.2%	25.2%		28.1%	25.3%
Total	59.8%	64.2%		64.7%	65.8%

l    Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume was comprised of approximately 84% Toyota (including Scion) and 16% Lexus vehicles for the first nine months and 81% Toyota (including Scion) and 19% Lexus for the third quarter of    fiscal 2015. TMS new sales volume was comprised of approximately 85% Toyota (including Scion) and 15% Lexus vehicles for the first nine months and 81% Toyota (including Scion) and 19% Lexus for the third quarter of fiscal 2014.

2   Total financing volume was comprised of approximately 79% Toyota (including Scion), 18% Lexus, and 3% non-Toyota/Lexus vehicles for the first nine months of fiscal 2015 and 77% Toyota (including Scion), 20% Lexus, and 3% non-Toyota/Lexus third quarter of fiscal 2015. Total financing volume is comprised of approximately 81% Toyota (including Scion), 16% Lexus, and 3% non-Toyota/Lexus vehicles for the first nine months of fiscal 2014 and 78% (Toyota including Scion), 19% Lexus, and 3% non-Lexus/Toyota for the third quarter of fiscal 2014.

3    Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased 7 percent and 5 percent for the first nine months and third quarter of fiscal 2015, compared to the same periods in fiscal 2014 driven by higher consumer demand.

Our financing volume increased 2 percent and market share decreased slightly in the first nine months of fiscal 2015 compared to the same period in fiscal 2014.  The increase in volume was driven primarily by the growth in TMS sales resulting from increased consumer demand and an increase in subvention.  Lease volume increased and retail volume decreased in the first nine months and third quarter of fiscal 2015 due primarily to a higher focus by TMS on lease subvention compared to the same period in fiscal 2014.  Despite the increase in TMS subvention, overall market share declined for both the first nine months and third quarter of fiscal 2015 due to increased competition for non-subvened contracts.

In addition to increased lease volume, we have seen an increase in the proportion of shorter term leases.  The majority of our lease terms are 36 and 24 months, which represent 65 percent and 26 percent, respectively, of our lease originations for the first nine months of fiscal 2015 compared to 81 percent and 11 percent, respectively, for the same period in fiscal 2014.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	December 31, 2014	March 31, 2014	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$50,569	$49,340	2%
Dealer financing, net2	15,979	15,836	1%
Total finance receivables, net	66,548	65,176	2%
Investments in operating leases, net	29,730	24,769	20%
Net earning assets	$96,278	$89,945	7%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	997	1,001	-%
Vehicle dealers outside of the
Toyota/Lexus dealer network	457	482	(5)%
Industrial equipment dealers	140	137	2%
Total number of dealers receiving
wholesale financing	1,594	1,620	(2)%

Dealer inventory outstanding (units in thousands)	321	327	(2)%

1  Includes direct finance leases.
2  Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our retail contract volume decreased during the first nine months and third quarter of fiscal 2015 compared to the same periods in fiscal 2014 primarily due to the higher focus on lease subvention during fiscal 2015, while our retail finance receivables, net increased slightly during the first nine months and third quarter of fiscal 2015 as compared to the balance at March 31, 2014.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during the first nine months and third quarter of fiscal 2015 increased 19 percent and 10 percent, respectively, as compared to the same periods in fiscal 2014.  Much of the increase during the first nine months and third quarter of fiscal 2015 was attributable to an increase in TMS sales and a higher focus on lease subvention, resulting in an increase of 20 percent in investments in operating leases, net at December 31, 2014 as compared to the balance at March 31, 2014.

Dealer Financing and Earning Assets

Dealer financing, net was relatively consistent compared to March 31, 2014, while the total number of dealers receiving wholesale financing decreased slightly from March 31, 2014.

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

Depreciation on Operating Leases

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2014	2013	Change	2014	2013	Change
Depreciation on operating
leases (dollars in millions)	$1,248	$1,033	21%	$3,544	$2,950	20%
Average operating lease units
outstanding (in thousands)	1,099	881	25%	1,038	853	22%

Depreciation expense on operating leases increased 20 percent and 21 percent during the first nine months and third quarter of fiscal 2015 as compared to the same periods in fiscal 2014, due primarily to an increase in the average operating lease units outstanding.  We have recently experienced higher leasing volume and an increase in shorter term leases.  This trend could affect return rates, residual value risk and depreciation expense.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.

	December 31,	March 31,	December 31,
	2014	2014	2013
Net charge-offs as a percentage of average gross earning assets 1
Finance receivables	0.35%	0.31%	0.29%
Operating leases	0.25%	0.19%	0.19%
Total	0.32%	0.28%	0.27%

Default frequency as a percentage of outstanding contracts	1.18%	1.17%	1.13%
Average loss severity per unit	$6,580	$6,341	$6,208

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 2
Finance receivables 3	0.29%	0.19%	0.27%
Operating leases 3	0.23%	0.15%	0.20%
Total	0.27%	0.18%	0.25%

1 Net charge-off ratios have been annualized using nine month results for the periods ended December 31, 2014 and 2013.
2	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets increased from 0.27 percent at December 31, 2013 to 0.32 percent at December 31, 2014 due to increased default frequency and loss severity.  Default frequency as a percentage of outstanding contracts increased to 1.18 percent during the first nine months of fiscal 2015 compared to 1.13 percent during the same period in fiscal 2014.  Our average loss severity for the first nine months of fiscal 2015 was higher compared to the first nine months of fiscal 2014.  Our delinquencies for the first nine months of fiscal 2015 were 0.27 percent which is a slight increase from December 31, 2013.  The increase in our delinquencies from March 31, 2014 to December 31, 2014 reflects our typical seasonal increase in delinquency ratios.

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

The following table provides information related to our allowance for credit losses for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2014	2013	2014	2013
Allowance for credit losses at beginning of period	$445	$467	$454	$527
Provision for credit losses	103	63	220	102
Charge-offs, net of recoveries1	(98)	(74)	(224)	(173)
Allowance for credit losses at end of period	$450	$456	$450	$456

1
Charge-offs are shown net of recoveries of $21 million and $63 million for the three and nine months ended December 31, 2014, respectively, and recoveries of $19 million and $64 million for the three and nine months ended December 31, 2013, respectively.

During the first nine months of fiscal 2015, our allowance for credit losses decreased $4 million from $454 million at March 31, 2014 to $450 million at December 31, 2014.  The decline in the allowance for credit losses was due primarily to the payoff of certain impaired dealer product finance receivables, partially offset by an increase in our allowance for credit losses for our consumer portfolio due to increased default frequency and loss severity.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	December 31, 2014	March 31, 2014
Commercial paper1	$27,485	$27,709
Unsecured notes and loans payable2	51,029	49,075
Secured notes and loans payable	9,335	8,158
Carrying value adjustment3	105	425
Total debt	$87,954	$85,367

1	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $5.2 billion to $8.2 billion with an average balance of $6.6 billion during the quarter ended December 31, 2014.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support is provided to us by our indirect parent Toyota Financial Services Corporation (“TFSC”), and, in turn to TFSC by Toyota Motor Corporation (“TMC”).  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not a guarantee by TMC or TFSC of any securities or obligations of TFSC or TMCC, respectively.  The fees paid pursuant to these agreements are disclosed in Note 14 – Related Party Transactions.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified countries for which these conditions exist; Portugal, Ireland, Italy, Greece, Spain, Cyprus, Russia, Ukraine and certain other countries.  We do not currently have exposure to these or other sovereign counterparties.  As of December 31, 2014, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $21.1 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of December 31, 2014.  As of December 31, 2014, less than 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our fiscal 2014 Form 10-K for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $26.3 billion to $27.6 billion during the quarter ended December 31, 2014, with an average outstanding balance of $26.9 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20141	$29,744	$13,523	$480	$5,577	$49,324
Issuances during the nine months
ended December 31, 2014	8,1062	2,3103	-	7004	11,116
Maturities and terminations
during the nine months
ended December 31, 2014	(5,640)	(1,469)	-	(1,055)	(8,164)
Balance at December 31, 20141	$32,210	$14,364	$480	$5,222	$52,276

1	Amounts represent par values and as such exclude unamortized premium/discount, foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships. Par values of non-U.S. currency denominated notes are determined using foreign exchange rates applicable as of the issuance dates.
2	MTNs and domestic bonds issued during the first nine months of fiscal 2015 had terms to maturity ranging from approximately 1 year to 15 years, and had interest rates at the time of issuance ranging from 0.2 percent to 3.1 percent.
3	EMTNs issued during the first nine months of fiscal 2015 had terms to maturity ranging from approximately 1 year to 7 years, and had interest rates at the time of issuance ranging from 0.6 percent to 3.1 percent.
4	Consists of long-term borrowings, with terms to maturity of approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 0.1 percent to 0.7 percent.
5	Consists of fixed and floating rate debt and other obligations. Upon the issuance of fixed rate debt and other obligations, we generally elect to enter into pay float interest rate swaps. Refer to “Derivative Instruments” for further discussion.

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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2014, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €30.3 billion was available for issuance at December 31, 2014.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of December 31, 2014 and March 31, 2014, we did not have any outstanding lease securitization transactions registered with the SEC.

During fiscal 2014, we entered into a public term securitization transaction whereby we agreed to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of the securitization transaction are consistent with the terms of our other similar transactions except that the proceeds we received are included in Restricted cash and cash equivalents in our Consolidated Balance Sheet.   As of December 31, 2014, there were no proceeds in Restricted cash and cash equivalents from this transaction, while as of March 31, 2014, the amount of proceeds in Restricted cash and cash equivalents from this transaction was $1.1 billion.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2014, TMCC, TCPR and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2016, 2018, and 2020, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2014.  We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2014, TMCC had committed bank credit facilities totaling $6.1 billion of which $789 million, $3.2 billion, $1.9 billion, and $175 million mature in fiscal 2015, 2016, 2018 and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2014 and March 31, 2014. We are in compliance with the covenants and conditions of the credit agreements described above.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income. As of December 31, 2014 and March 31, 2014, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our fiscal 2014 Form 10-K, and Note 7 – Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	December 31, 2014	March 31, 2014
Gross derivatives assets, net of credit valuation adjustment	$644	$1,235
Less: Counterparty netting and collateral	(591)	(1,186)
Derivative assets, net	$53	$49

Gross derivative liabilities, net of credit valuation adjustment	$1,126	$805
Less: Counterparty netting and collateral	(1,100)	(799)
Derivative liabilities, net	$26	$6

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2014, we held collateral of $242 million which offset derivative assets, and we posted collateral of $751 million which offset derivative liabilities.  We also held excess collateral of $12 million which we did not use to offset derivative assets, and we posted excess collateral of $2 million which we did not use to offset derivative liabilities.  As of March 31, 2014, we held collateral of $718 million which offset derivative assets, and we posted collateral of $331 million which offset derivative liabilities.  We held excess collateral of $5 million which we did not use to offset derivative assets, and we posted excess collateral of $3 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at December 31, 2014 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of December 31, 2014, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2014 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	December 31, 2014	March 31, 2014
Credit Rating
A	$54	$49
BBB	-	1
Total net counterparty credit exposure	$54	$50

We exclude from the table above credit valuation adjustments of $1 million at December 31, 2014 and March 31, 2014, related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2014, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  See Note 12 – Commitments and Contingencies.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended December 31, 2014 that requires disclosure in this report under Section 13(r) of the Exchange Act.

For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings. TMC has informed us that during the quarter ended December 31, 2014, TMC is not aware of any activity, transaction or dealing by TMC or any of its affiliates that requires disclosure in this report under Section 13(r) of the Exchange Act.

ITEM 6.   EXHIBITS

See Exhibit Index on page 75.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 6, 2015	By /S/ MICHAEL GROFF

Michael Groff
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2015	By /S/ CHRIS BALLINGER

Chris Ballinger
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A.	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A.	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2(a)	Amended and Restated Agency Agreement, dated September 12, 2014, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon	(7)

______________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 12, 2014, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(b)	Amended and Restated Note Agency Agreement, dated September 12, 2014, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London branch	(8)

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent	(10)

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
364 Day Credit Agreement, dated as of November 20, 2014, among Toyota Motor Credit Corporation, (“TMCC”), Toyota Credit de Puerto Rico Corp. (“TCPR”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit Canada Inc. (“TCCI”) , Toyota Kreditbank GMBH (“TKG”), and Toyota Finance Australia Limited (“TFA”), as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp. (“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”) as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”) and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents
		(11)

______________
(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 12, 2014, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated November 20, 2014, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.2	Three Year Credit Agreement, dated as of November 20, 2014, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI, TKG, and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents	(12)

10.3	Five Year Credit Agreement, dated as of November 20, 2014, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI, TKG, and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents	(13)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

______________
 (12)    Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated November 20, 2014, Commission File No. 1-9961.
 (13)    Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated November 20, 2014, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith