Form 10-K
period 2015-03-31
TOYOTA MOTOR CREDIT CORP
filed 2015-06-02
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3775816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19001 S. Western Avenue Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 468-1310

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Medium-Term Notes, Series B, CPI Linked Notes Stated Maturity Date June 18, 2018	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2015

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

We provide a variety of finance and insurance products to authorized Toyota (including Scion) and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and Puerto Rico.  In addition, we also provide financing to industrial equipment dealers and their customers in the U.S.  Our products fall primarily into the following categories:

•

Finance - We acquire a broad range of retail finance products including consumer and commercial installment sales contracts (collectively referred to as “retail contracts”) in the U.S. and Puerto Rico and leasing contracts accounted for as either direct finance leases or operating leases (“lease contracts”) from vehicle and industrial equipment dealers in the U.S.  We collectively refer to our retail and lease contracts as the consumer portfolio.  We also provide dealer financing, including wholesale financing (also referred to as “floorplan financing”), working capital loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

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

Geographic Distribution of Operations

As of March 31, 2015, approximately 21 percent of vehicle retail and lease contracts were concentrated in California, 10 percent in Texas, 8 percent in New York and 6 percent in New Jersey.  As of March 31, 2015, approximately 26 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 6 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We acquire retail and lease contracts from, and provide financing and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers and their customers in the U.S. and Puerto Rico.  We also offer financing for various industrial and commercial products such as forklifts and light and medium-duty trucks.  Revenues related to transactions with industrial equipment dealers contributed approximately 3 percent, 4 percent, and 3 percent to total financing revenues in the fiscal years ended March 31, 2015 (“fiscal 2015”), 2014 (“fiscal 2014”), and 2013 (“fiscal 2013”), respectively.

The table below summarizes our financing revenues, net of depreciation by primary product.

	Years ended March 31,
	2015	2014	2013
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	36%	31%	32%
Retail[1]	52%	56%	56%
Dealer	12%	13%	12%
Financing revenues, net of depreciation	100%	100%	100%
[1]	Includes direct finance lease revenues.

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

Credit applications are subject to systematic evaluation.  Our origination system evaluates each credit application to determine if it qualifies for automatic approval (“auto-decisioning”).  The system distinguishes this type of applicant by specific requirements and approves the application without manual intervention.  The origination system is programmed to review application information for purchase policy and legal compliance.  Typically the highest quality credit applications are approved automatically.  The automated approval process approves only the applicant’s credit eligibility.

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

Subvention

In partnership with Toyota Motor Sales, U.S.A., Inc. (“TMS”), Toyota Material Handling, U.S.A., Inc. (“TMHU”), Hino Motor Sales, U.S.A., Inc. (“HINO”), and other third party distributors, we may offer special promotional rates, which we refer to as subvention programs.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the United States.  TMHU is the primary distributor of Toyota forklifts in the U.S., and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. (a TMC subsidiary).  These affiliates pay us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales.  The amount of subvention received varies based on the mix of Toyota, Lexus and Scion vehicles and industrial equipment included in the promotional rate programs, and the timing of programs.  Subvention payments are received at the beginning of the retail or lease contract.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income for lease contracts.  A large portion of our retail and lease contracts is subvened.

Servicing

Our CSCs are responsible for servicing the vehicle retail and lease contracts.  A centralized department manages vendor relationships responsible for the bankruptcy administration and post charge off recovery and liquidation activities.  Our industrial equipment retail and lease contracts are serviced at a centralized facility.

We use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods.  When contracts are acquired, we perfect our security interests in the financed retail vehicles and industrial equipment through state department of motor vehicles (or equivalent) certificate of title filings or through Uniform Commercial Code (“UCC”) filings, as appropriate.  We have the right to repossess the assets if customers fail to meet contractual obligations and the right to enforce collection actions against the obligors under the contracts.

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

We may, in accordance with our customary servicing procedures, offer rebates or waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the retail and lease contracts.  In addition, we may defer a customer’s obligation to make a payment by extending the contract term.

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

As part of our monitoring processes, we require all dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor the timeliness of dealer inventory financing payoffs in accordance with the agreed-upon terms to identify possible risks.

INSURANCE OPERATIONS

TMCC markets its insurance products through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary (together with its insurance company subsidiaries, collectively, “TMIS”). The principal activities of TMIS include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, Scion and other domestic and import franchise dealers and their customers in the U.S.  TMIS also provides other coverage and related administrative services to certain of our affiliates in the U.S.

Gross revenues from insurance operations on a consolidated basis comprised 8 percent of total gross revenues for fiscal 2015, 8 percent for fiscal 2014 and 9 percent for fiscal 2013.

Products and Services

TMIS offers various products and services on Toyota, Lexus, Scion and other domestic and import vehicles, such as vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance contracts, excess wear and use agreements, and tire and wheel protection agreements.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection insurance and debt cancellation agreements provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle.  Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals.  Excess wear and use agreements are available on leases of Toyota, Lexus and Scion vehicles and protect against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection, which was introduced in December 2013, provides coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to defect in material or workmanship, to the extent not covered by manufacturer or tire distributor warranty.

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

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the retail sale of Toyota, Lexus and Scion vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the U.S.  Automobiles and light-duty trucks sold by TMS totaled 2.4 million units for fiscal 2015 compared to 2.2 million units for fiscal 2014 and 2.1 million units for fiscal 2013.  Toyota, Lexus and Scion vehicles accounted for approximately 15 percent of all retail automobile and light-duty truck unit sales volume in the U.S. during fiscal 2015, compared to 14 percent during both fiscal 2014 and fiscal 2013.

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

Prior to January 1, 2015, our employees were generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plan sponsored by TMS.  Effective January 1, 2015, except for certain employees subject to collective bargaining agreements, TMS-sponsored benefit pension plans were closed to employees first employed or reemployed on or after such date.  In addition, employees meeting certain eligibility requirements may participate in the Toyota Motor Sales Savings Plan sponsored by TMS and various health, life and other post-retirement benefits sponsored by TMS, as discussed further in Note 12 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

Credit support agreements exist between TMCC and TFSC and between TFSC and TMC.  These agreements are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”.

Additionally, TFSC and TMCC were parties to conduit finance agreements pursuant to which TFSC acquired funds from lending institutions solely for the benefit of TMCC and, in turn, provided these funds to TMCC.  The last of these agreements expired in April 2012.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in 2010, and its implementing regulations have had, and will likely continue to have, broad implications for the consumer financial services industry. The Consumer Financial Protection Bureau (“CFPB”), which was created by the Dodd-Frank Act, has broad regulatory and enforcement authority over entities offering consumer financial services or products, including non-bank companies, such as TMCC.

The CFPB has supervisory and examination authority over certain bank and non-bank entities (“Covered Entities”).  In this capacity, the CFPB can examine Covered Entities for compliance with applicable laws and will have authority to order remediation of violations of consumer financial protection laws in a number of ways, including imposing civil monetary penalties and requiring Covered Entities to provide customer restitution and to improve their compliance management systems. We are not currently subject to the CFPB’s supervisory and examination authority, but we will be once the CFPB finalizes its larger participant rule for the auto finance industry (see below).

In September 2014, the CFPB issued a proposed rule that would expand the scope of its supervisory authority to include non-bank larger participants in the auto finance industry, which would include us.  We expect that such companies may become subject to CFPB supervision as early as 2015.  Such supervisory authority would allow the CFPB to conduct comprehensive and rigorous on-site examinations to assess compliance with consumer financial protection laws, which could result in enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.

In addition to its supervisory and examination authority, the CFPB has enforcement authority.  Under this authority, the CFPB is authorized to conduct investigations (which may include a joint investigation with other regulators) to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws and to initiate enforcement actions for such violations. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), or other forms of remediation, and/or impose monetary penalties.  The CFPB and the Federal Trade Commission (“FTC”) have become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities.  Both the FTC and CFPB announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to auto finance providers and the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material effect on our financial condition, liquidity and results of operations.

The CFPB has focused on the area of auto finance, particularly with respect to indirect financing arrangements and fair lending compliance.  In March 2013, the CFPB issued a bulletin stating that indirect auto lenders may be liable for violations under the Equal Credit Opportunity Act based on dealer-specific and portfolio-wide disparities on a prohibited basis.  According to the bulletin, these disparities result from allowing dealers to mark up the interest rate offered by the indirect auto lenders to the contract rate offered to consumers by the dealers.  In addition, the bulletin outlined steps that indirect auto lenders should take in order to comply with fair lending laws regarding dealer markup and compensation policies. We have adopted a dealer monitoring program that we believe is consistent with these requirements.

The CFPB, together with the U.S. Department of Justice (collectively, the “Agencies”), has requested that we provide certain information about discretionary dealer compensation practices related to our purchases of auto finance contracts from dealers.  We are voluntarily cooperating with this request for information.  On November 25, 2014, we received from the Agencies a letter alleging that such practices resulted in discriminatory pricing of loans to certain borrowers in violation of fair lending laws. The Agencies informed us that they are prepared to initiate an enforcement proceeding unless we agree to a voluntary resolution satisfactory to them.  The Agencies have indicated that they are seeking monetary relief and implementation of changes to our discretionary dealer compensation practices and policies, which could adversely affect our business.  We are continuing discussions with the Agencies and intend to achieve a mutually satisfactory resolution to these matters.  However, if such resolution does not occur, we may be subject to an enforcement action.   We have also received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and we are fully cooperating with this request.

The CFPB has also indicated a strong interest in debt collection and consumer reporting practices.  In November 2013, the CFPB issued an advance notice of proposed rulemaking regarding debt collection, seeking input on, among other issues, whether it should issue rules to cover the conduct of creditors collecting in their own names on their own consumer loans and whether it should generally seek to apply rules developed for third party collectors to first party collectors, such as ourselves.  The timing and impact of these anticipated rules on our business remain uncertain.

In addition, the CFPB has increased scrutiny of the sale of certain ancillary or add-on products, including extended warranties and credit insurance.  Regulators have questioned such products’ value and how such products are marketed and sold.

CFPB supervision, regulation, inquiries and related enforcement actions, if any, may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

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

In addition to the FSOC process, certain parallel regulatory efforts are underway on an international level.  The Financial Stability Board (“FSB”) – an international standard-setting authority – has proposed a methodology for assessing and designating non-bank non-insurer global-SIFIs (“G-SIFI”).  It is unclear when this framework will be finalized, what form a final framework may take, what policy measures will be recommended to apply to G-SIFIs, and whether TMCC or any of its affiliates would be designated and subject to additional regulatory requirements due to any potential G-SIFI designation.

In addition, certain financial companies with $50 billion or more in assets, which could include us, and FSOC-designated SIFIs are potentially subject to assessments under the new Orderly Liquidation Authority (“OLA”), which was created by the Dodd-Frank Act to provide the Federal Deposit Insurance Corporation (“FDIC”) with authority to resolve large, complex financial companies outside of the normal bankruptcy process.  Should a resolution under OLA occur and the proceeds from liquidation are not able to fully cover the costs of resolution, the FDIC is required to impose assessments in accordance with factors specified in the Dodd-Frank Act.  Therefore, the amount of any assessment that might result cannot currently be determined.  Further, we could be placed into resolution under the OLA if the U.S. Treasury Secretary (in consultation with the President of the United States) were to determine that we were in default or danger of default and that our resolution under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States.  Resolution under the OLA could result in changes in our structure, organization, and funding, and the repudiation of certain of our contracts by the FDIC, as receiver under the OLA.

As directed by the Dodd-Frank Act, on December 10, 2013, various federal financial regulators adopted final regulations to implement the Volcker Rule.  The Volcker Rule generally prohibits companies affiliated with U.S. insured depository institutions from engaging in “proprietary trading” or acquiring or retaining any ownership interest in, sponsoring, or engaging in certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us, but we continue to assess the full impact of the rule and the final implementing regulations based on developing regulatory and supervisory guidance.

Compliance with implementing the regulations under the Dodd-Frank Act or the oversight of the SEC or the CFPB may impose costs on, create operational constraints for, or place limits on pricing with respect to finance companies such as us or our affiliates.  Federal regulatory agencies have issued numerous additional rulemakings to implement various requirements of the Dodd-Frank Act, and some of these rules remain in proposed form.  Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions.  Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for us to estimate the financial, compliance or operational impacts.

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

See Item 1A. “Part 1, Risk Factors – The regulatory environment in which we operate could have a material adverse effect on our business and operating results.”

EMPLOYEE RELATIONS

At April 30, 2015, we had 3,251 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A. RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our financial condition and operating results.

General business, economic, and geopolitical conditions may adversely affect our operating results and financial condition.

Our operating results and financial condition are affected by a variety of factors.  These factors include changes in the overall market for retail contracts, leasing or dealer financing, rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, the used vehicle market, levels of operating and administrative expenses (including, but not limited to, personnel costs, technology costs and costs associated with reorganization or relocation), general economic conditions, inflation, and fiscal and monetary policies in the United States, Europe and other countries in which we issue debt.   Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases.  This could reduce the demand for automotive retail, lease and wholesale financing.  In turn, lower used vehicle prices could affect charge-offs and depreciation on operating leases.

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

Our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles, and to a lesser extent the sales of Toyota forklifts and HINO commercial trucks, as well as our ability to offer competitive financing and insurance products in the United States.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the United States.  TMHU is the primary distributor of Toyota forklifts and HINO is the exclusive distributor of commercial trucks manufactured by Hino Motors Ltd.  TMS, TMHU and HINO sponsor subvention programs offered by us in the United States on certain new and used Toyota, Lexus and Scion vehicles, Toyota forklifts and HINO commercial trucks. The level of subvention varies based on our affiliates’ marketing strategies, economic conditions and volume of vehicle sales.  Changes in the volume of sales, sale of all or a portion of our portfolio, or changes in the size of our portfolio of loans and leases would impact the level of our financing volume, insurance volume and results of operations.  These changes may result from governmental action, changes in consumer demand, recalls, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, Toyota forklifts and HINO commercial trucks, economic conditions, changes in the level of our affiliates’ sponsored subvention programs, increased competition, changes in pricing of imported units due to currency fluctuations or other reasons, or decreased or delayed vehicle production due to natural disasters, supply chain interruptions or other events.

Recalls and other related announcements by TMS could affect our business, financial condition and operating results.

TMS periodically conducts vehicle recalls which could include temporary suspensions of sales and production of certain Toyota and Lexus models. Because our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles, such events could adversely affect our business.  A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles or a change in standards of regulatory bodies will have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues. The credit performance of our dealer and consumer lending portfolios may also be adversely affected. In addition, a decline in values of used Toyota, Lexus and Scion vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, certain of TMCC’s affiliated entities are or may become subject to litigation and governmental investigations and have or may become subject to fines or other penalties.  These factors could affect sales of Toyota, Lexus and Scion vehicles and, accordingly, could have a negative effect on our operating results and financial condition.

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

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time.  Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings.  Any downgrade in the sovereign credit ratings of the United States or Japan may directly or indirectly have a negative effect on the ratings of TMC and TMCC.  Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to global unsecured debt capital markets.  In addition, depending on the level of the downgrade, we may be required to post an increased amount of cash collateral under certain of our derivative agreements.  These factors would have a negative impact on our competitive position, operating results, liquidity and financial condition.

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

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date resulting from the non-performance of our customers and dealers under their contractual obligations.  The determination of the allowance involves significant assumptions, complex analyses, and management judgment and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, any or all of which may change. As a result, our allowance for credit losses may not be adequate to cover our actual losses.  In addition, changes in economic conditions affecting borrowers, accounting rules and related guidance, new information regarding existing portfolios, and other factors, both within and outside of our control, may require changes to the allowance for credit losses.  A material increase in our allowance for credit losses may adversely affect our financial condition and results of operations.

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

A decrease in the residual values of our off-lease vehicles and a higher number of returned lease assets could negatively affect our operating results and financial condition.

We are exposed to risk of loss on the disposition of leased vehicles and industrial equipment if sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception and if the number of returned lease assets are higher than anticipated.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Among other factors, local, regional and national economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of vehicles, future plans for new Toyota, Lexus and Scion product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and inventory levels, and fuel prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our operating results and financial condition, due to the impact of higher-than-anticipated losses recorded as depreciation expense in our Consolidated Statement of Income.  The return of a higher number of leased assets could also impact the amount of depreciation expense recorded in our Consolidated Statement of Income.

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

Market risk is the risk that changes in market interest rates and foreign currency exchange rates cause volatility in our operating results, financial condition and cash flow.  The effect of an increase in market interest rates on our cost of capital could have an adverse effect on our business, financial condition and operating results by increasing the rates we charge to our customers and dealers, thereby affecting our competitive position.  We use various derivative instruments to manage our market risk.  However, changes in interest rates, foreign currency exchange rates and market prices cannot always be predicted or hedged.  Changes in interest rates or foreign exchange rates could affect the value of our derivatives, which could result in volatility in our operating results and financial condition.  Market risk also includes the risk that the value of our investment portfolio could decline.

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

We rely on internal and third party information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems.  We collect and store certain personal and financial information from employees, customers and other third parties.  Security breaches or cyber attacks involving our systems or facilities, or the systems or facilities of our service providers, could expose us to a risk of loss of this information, business interruptions, regulatory scrutiny, actions and penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential information from customers and employees.  Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology that we use to protect sensitive customer and employee data.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruption in our operations.  We may be required to expend capital and other resources to protect against such security breaches or cyber attacks or to remediate problems caused by such breaches or attacks.  Our security measures are designed to protect against security breaches and cyber attacks, but our failure to prevent such security breaches and cyber attacks could subject us to liability, decrease our profitability and damage our reputation.

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

As a provider of finance, insurance and other payment and vehicle protection products, we operate in a highly regulated environment.  We are subject to licensing requirements at the state level and to laws, regulation and examination at the state and federal levels.  We hold lending, leasing, insurance and debt collector licenses where required in the various states in which we do business.  We are obligated to comply with periodic reporting requirements and to submit to regular examinations as a condition of maintenance of our licenses and the offering of our products and services.  We must comply with laws that regulate our business, including in the areas of marketing, analytics, origination, collection and servicing.

At the federal level, the Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations.  Among other things, the Dodd-Frank Act created the CFPB, which has broad regulatory, examination and enforcement powers over consumer financial products and services.  Two of the primary purposes of the CFPB are to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from discrimination and unfair, deceptive and abusive practices.  Although the impact of the CFPB on our business remains uncertain, it appears that the CFPB is increasing its focus on auto finance providers and we may be subject to CFPB supervision and examination as early as 2015.  CFPB supervision, regulation, inquiries and related enforcement action, if any, may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

The Dodd-Frank Act also established the FSOC, which is mandated with designating SIFIs.  An international standard-setting body, the FSB, also has proposed – but has not yet finalized – a methodology for assessing and designating non-bank non-insurer G-SIFIs.  If TMCC or one of its affiliates were designated as a SIFI or, once the FSB finalizes its process, a G-SIFI, we could experience increased compliance costs, the need to change certain business practices, impairments to our profitability and competitiveness and other adverse effects on our business.

As directed by the Dodd-Frank Act, on December 10, 2013, various federal financial regulators adopted final regulations to implement the Volcker Rule, which generally prohibits companies affiliated with U.S. insured depository institutions from engaging in “proprietary trading” or certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us, but we continue to assess the full impact of the rule and the final regulations based on developing regulatory and supervisory guidance.

Federal regulatory agencies have issued numerous additional rulemakings to implement various requirements of the Dodd-Frank Act, and some of these rules remain in proposed form.  Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions.  Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for us to estimate the financial, compliance or operational impacts.

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

On April 28, 2014, we issued a press release announcing that our corporate headquarters will move from Torrance, California, to Plano, Texas, beginning in 2017 as part of TMC’s planned consolidation of its three separate North American headquarters for manufacturing, sales and marketing to a single new headquarters facility.

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

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. See Note 14- Commitments and Contingencies. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSA, and accordingly, all shares of TMCC’s stock are owned by TFSA.  There is no market for TMCC's stock.

In fiscal 2015, fiscal 2014 and fiscal 2013, TMCC declared and paid cash dividends to TFSA of $435 million, $665 million and $1,487 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended March 31,
(Dollars in millions)	2015	2014	2013	2012[1]	2011[1]
INCOME STATEMENT DATA

Financing revenues:
Operating lease	$6,113	$5,068	$4,748	$4,722	$4,912
Retail	1,797	1,897	2,062	2,371	2,791
Dealer	400	432	434	365	385
Total financing revenues	8,310	7,397	7,244	7,458	8,088

Depreciation on operating leases	4,857	4,012	3,568	3,368	3,377
Interest expense	736	1,340	940	1,300	1,614
Net financing revenues	2,717	2,045	2,736	2,790	3,097

Insurance earned premiums and contract revenues	638	567	571	604	543
Investment and other income, net	194	135	173	113	236
Net financing revenues and other revenues	3,549	2,747	3,480	3,507	3,876

Expenses:
Provision for credit losses	308	170	121	(98)	(433)
Operating and administrative	1,046	965	911	857	1,059
Insurance losses and loss adjustment expenses	269	258	293	325	247
Total expenses	1,623	1,393	1,325	1,084	873
Income before income taxes	1,926	1,354	2,155	2,423	3,003
Provision for income taxes	729	497	824	937	1,150
Net income	$1,197	$857	$1,331	$1,486	$1,853
[1]	Certain prior period amounts have been reclassified to conform to the current period presentation.

	As of March 31,
(Dollars in millions)	2015	2014	2013	2012	2011
BALANCE SHEET DATA

Finance receivables, net	$65,893	$65,176	$62,567	$58,042	$57,736
Investments in operating leases, net	$31,128	$24,769	$20,384	$18,743	$19,041
Total assets	$109,625	$102,740	$95,302	$88,913	$91,704
Debt	$90,231	$85,367	$78,832	$73,234	$77,282
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$7,383	$6,621	$6,429	$6,585	$5,840
Total shareholder's equity	$8,520	$7,738	$7,557	$7,662	$6,856

Our Board of Directors declared and paid cash dividends of $435 million, $665 million, $1,487 million, $741 million and $266 million to TFSA during fiscal 2015, 2014, 2013, 2012 and 2011, respectively.

	As of and for the years ended March 31,
	2015	2014	2013	2012	2011
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	3.59	2.00	3.27	2.85	2.85
Debt to equity	10.6	11.0	10.4	9.6	11.3
Return on assets	1.13%	0.87%	1.45%	1.65%	2.14%
Allowance for credit losses as a percentage of gross earning assets	0.50%	0.50%	0.63%	0.80%	1.13%
Net charge-offs as a percentage of average gross earning assets	0.29%	0.28%	0.27%	0.21%	0.52%
60 or more days past due as a percentage of gross earning assets	0.21%	0.18%	0.19%	0.18%	0.26%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors such as the following that may cause actual results to differ materially from those stated:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;
•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;
•	A sale of all or a portion of our portfolio of loans and leases;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota, Scion and Lexus vehicles;
•	Fluctuations in interest rates and currency exchange rates;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes or disruptions in our funding environment or access to the global capital markets;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Changes in our credit ratings and those of TMC;
•	Changes in the laws, regulatory requirements and regulatory scrutiny, including as a result of recent financial services legislation, and related costs;
•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus and Scion vehicle models and related parts supply;
•	Operational risks, including security breaches or cyber attacks;
•	Challenges related to the relocation of our corporate headquarters to Plano, Texas;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	The failure of a customer or dealer to meet the terms of any contract with us, or otherwise fail to perform as agreed;
•	Recalls announced by TMS and the perceived quality of Toyota, Lexus and Scion vehicles; and
•	The other risks and uncertainties set forth in “Part I, Item 1A. Risk Factors”.

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

In our insurance operations, we generate revenue through marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics: issued agreement volume, number of agreements in force, loss metrics, and investment income.

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, Toyota, Lexus and Scion sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, the financial health of the dealers we finance, and competitive pressure.  Changes in these factors can influence financing and lease contract volume, the number of financing and lease contracts that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on financing and leasing volume.  Changes in the volume of vehicle sales, vehicle dealers’ utilization of our insurance programs, or the level of coverage purchased by affiliates could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

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

Exceptional Customer Service:  Our relationship with Toyota and Lexus vehicle dealers and industrial equipment dealers and their customers offer us a competitive advantage.  We seek to leverage this opportunity by providing exceptional service to dealers and their customers.  Through our DSSO network, we work closely with the dealerships to improve the quality of service we provide to them.  We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealership and the Toyota, Lexus and Scion brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted toward customer retention, we work closely with TMS, TMHU, HINO and other third party distributors to offer special retail, lease, dealer financing, and insurance programs.  We also focus on providing a positive customer experience to existing retail, lease, and insurance customers through our CSCs.

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

Fiscal 2015 Operating Environment

During fiscal 2015, economic growth in the U.S. continued, as employment rates improved and home prices remained strong.  In addition, sales of motor vehicles improved compared to fiscal 2014.  While the overall U.S. economy has shown positive trends during fiscal 2015, consumer debt levels rose as consumers experienced greater access to credit.

Conditions in the global capital markets were generally stable during most of fiscal 2015.  However, the U.S. capital markets and interest rate environment experienced periods of volatility due to uncertainty regarding future changes in U.S. monetary policy. Additionally, long term rates fell and oil prices fluctuated during that period. We continue to maintain broad global access to both domestic and international markets.  Future changes in interest and foreign exchange rates could result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the United States increased and sales incentives throughout the auto industry remained elevated during fiscal 2015 as compared to fiscal 2014.  Vehicle sales by TMS increased 6 percent in fiscal 2015 compared to fiscal 2014.  The increase in TMS sales was attributable to strong consumer demand for new vehicles. In addition, lease volume increased and retail volume decreased in fiscal 2015 due primarily to a higher focus by TMS on lease subvention.  Despite the increase in TMS subvention, overall market share declined for fiscal 2015 due to increased competition for non-subvened contracts compared to the same period in fiscal 2014.

Used vehicle values fluctuated during fiscal 2015, but remained strong.  However, it remains uncertain whether the used vehicle market will continue to be as strong as it has been in the past few years.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Net income:
Finance operations[1]	$1,038	$743	$1,183
Insurance operations[1]	159	114	148
Total net income	$1,197	$857	$1,331
[1]	Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Fiscal 2015 Compared to Fiscal 2014

Our consolidated net income was $1,197 million in fiscal 2015, compared to $857 million in fiscal 2014.  Our consolidated net income for fiscal 2015 increased as compared to fiscal 2014 primarily due to an increase of $913 million in financing revenues and a decrease of $604 million in our interest expense primarily driven by gains on derivatives, as compared to losses in the prior year.  This was partially offset by a $845 million increase in depreciation on operating leases, a $232 million increase in the provision for income taxes and a $138 million increase in the provision for credit losses.

Our overall capital position, taking into account the payment of a $435 million dividend in September 2014 to our sole shareholder, Toyota Financial Services Americas Corporation (“TFSA”), increased by $782 million, bringing total shareholder’s equity to $8.5 billion at March 31, 2015, as compared to $7.7 billion at March 31, 2014.  Our debt increased to $90.2 billion at March 31, 2015 from $85.4 billion at March 31, 2014.  Our debt-to-equity ratio decreased to 10.6 at March 31, 2015 from 11.0 at March 31, 2014.

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

Our overall capital position, taking into account the payment of a $665 million dividend in September 2013 to TFSA, increased by $0.1 billion, bringing total shareholder’s equity to $7.7 billion at March 31, 2014, as compared to $7.6 billion at March 31, 2013.  Our debt increased to $85.4 billion at March 31, 2014 from $78.8 billion at March 31, 2013.  Our debt-to-equity ratio increased to 11.0 at March 31, 2014 from 10.4 at March 31, 2013.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
				2015 to	2014 to
(Dollars in millions)	2015	2014	2013	2014	2013
Financing revenues:
Operating lease	$6,113	$5,068	$4,748	21%	7%
Retail[1]	1,797	1,897	2,062	(5)%	(8)%
Dealer	400	406	409	(1)%	(1)%
Total financing revenues	8,310	7,371	7,219	13%	2%

Investment and other income, net	89	98	57	(9)%	72%
Gross revenues from finance operations	8,399	7,469	7,276	12%	3%

Less:
Depreciation on operating leases	4,857	4,012	3,568	21%	12%
Interest expense	736	1,340	940	(45)%	43%
Provision for credit losses	308	170	121	81%	40%
Operating and administrative expenses	825	767	734	8%	4%
Provision for income taxes	635	437	730	45%	(40)%
Net income from finance operations	$1,038	$743	$1,183	40%	(37)%
[1]	Includes direct finance lease revenues.

Our finance operations reported net income of $1,038 million and $743 million during fiscal 2015 and 2014, respectively.  Finance operations results for fiscal 2015 increased as compared to fiscal 2014 due to an increase of $939 million in total financing revenues driven primarily by higher investments in operating leases and a decrease of $604 million in interest expense, partially offset by increases of $845 million in depreciation on operating leases, $198 million in the provision for income taxes and $138 million in provision for credit losses.

Financing Revenues

Total financing revenues increased 13 percent during fiscal 2015 compared to fiscal 2014 due to the following combination of factors:

•

Operating lease revenues increased 21 percent in fiscal 2015 as compared to fiscal 2014, primarily due to higher average outstanding earning asset balances resulting from a higher focus by TMS on lease subvention in fiscal 2015 as compared to fiscal 2014, partially offset by lower portfolio yields.

•

Retail contract revenues decreased 5 percent in fiscal 2015 as compared to fiscal 2014, primarily due to a decrease in our average portfolio yields, partially offset by higher average outstanding earning asset balances.

•

Dealer financing revenues decreased 1 percent in fiscal 2015 as compared to fiscal 2014, primarily due to a decrease in our portfolio yields, partially offset by higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail and dealer financing, had a yield of 3.7 percent during fiscal 2015 compared to 3.9 percent in fiscal 2014, due to decreases in our retail, operating lease and dealer portfolio yields.  Lower yields were the result of higher yielding earning assets being replaced by lower yielding earning assets during fiscal 2015.

Depreciation on Operating Leases

Depreciation on operating leases increased 21 percent during fiscal 2015 as compared to fiscal 2014.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding during fiscal 2015 as compared to fiscal 2014.

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

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Interest expense on debt	$1,213	$1,262	$1,330
Interest income on derivatives	(67)	(77)	(2)
Interest expense on debt and derivatives	1,146	1,185	1,328

Ineffectiveness related to hedge accounting derivatives	(1)	(3)	(10)
Gain on non-hedge accounting foreign currency transactions	(2,375)	(45)	(430)
Loss on non-hedge accounting foreign currency swaps	2,248	185	431
(Gain) loss on non-hedge accounting interest rate swaps	(282)	18	(379)
Total interest expense	$736	$1,340	$940

During fiscal 2015, total interest expense decreased to $736 million from $1,340 million during fiscal 2014. The decrease in total interest expense can be primarily attributed to net gains on our non-hedge accounting interest rate swaps resulting from a decrease in longer term U.S. dollar swap rates during 2015.  Additionally, we experienced gains on non-hedge accounting foreign currency transactions, net of losses on the non-hedge accounting foreign currency swaps. These net gains resulted from a decrease in foreign currency swap rates.  Conversely, during fiscal 2014, increases in longer term U.S. dollar and foreign currency swap rates resulted in losses on non-hedge accounting interest rate swaps and foreign currency swaps, net of the associated foreign currency transactions.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $1,213 million during fiscal 2015 from $1,262 million during fiscal 2014 as a result of lower weighted average interest rates on our unsecured notes and loans payable, partially offset by higher debt balances.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During fiscal 2015, we recorded interest income on derivatives of $67 million compared to interest income of $77 million during fiscal 2014.

Gain or loss on non-hedge accounting foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use non-hedge accounting foreign currency swaps to economically hedge these foreign currency transactions. During fiscal 2015, the net gains of $127 million on our foreign currency transactions, net of foreign currency swaps, resulted from a decrease in foreign currency swap rates.  During fiscal 2014, we recorded losses of $140 million on foreign currency transactions, net of foreign currency swaps, resulting from an increase in foreign currency swap rates.

We recorded a gain of $282 million on non-hedge accounting interest rate swaps during fiscal 2015 as a result of a decrease in longer term U.S. dollar swap rates which had a favorable impact on our pay float swaps.  We recorded losses of $18 million on non-hedge accounting interest rate swaps during fiscal 2014 as a result of increases in U.S. dollar swap rates.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $308 million for fiscal 2015, compared to $170 million for fiscal 2014.  The increase in the provision for credit losses for fiscal 2015 was due to higher loss severity and default frequency, portfolio growth, and provision associated with additional impairment in the dealer products portfolio compared to the same periods in fiscal 2014.

Operating and Administrative Expenses

Operating and administrative expenses increased during fiscal 2015 compared to fiscal 2014 primarily reflecting an increase in salaries and IT spending, as well as general business growth.  During fiscal 2015, we incurred certain expenses associated with the planned relocation of our headquarters to Plano, Texas.  To date, such expenses have not been significant.  Costs incurred as a result of this planned relocation will be expensed as incurred over the next several years. We do not currently expect these amounts to be significant.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years ended March 31,			Percentage change
				2015 to	2014 to
(Dollars in millions)	2015	2014 [1]	2013 [1]	2014	2013
Agreements (units in thousands)
Issued	1,940	1,696	1,451	14%	17%
Average in force	5,859	5,527	5,570	6%	(1)%

Insurance earned premiums and contract revenues	$638	$593	$596	8%	(1)%
Investment and other income, net	105	37	116	184%	(68)%
Revenues from insurance operations	743	630	712	18%	(12)%

Less:
Insurance losses and loss adjustment expenses	269	258	293	4%	(12)%
Operating and administrative expenses	221	198	177	12%	12%
Provision for income taxes	94	60	94	57%	(36)%
Net income from insurance operations	$159	$114	$148	39%	(23)%

1 Certain prior year amounts have been reclassified to conform to the current year presentation

Our insurance operations reported net income of $159 million for fiscal 2015 compared to $114 million for fiscal 2014.  The increase in net income for fiscal 2015 compared to fiscal 2014 was attributable to a $68 million increase in investment and other income and a $45 million increase in insurance earned premiums and contract revenues, partially offset by a $34 million increase in provision for income taxes, a $23 million increase in operating and administrative expenses and an $11 million increase in insurance losses and loss adjustment expenses.

Agreements issued increased by 14 percent during fiscal 2015 compared to fiscal 2014.  The increase was primarily due to fiscal 2015 being the first full year of activity for our tire and wheel product, as well as an overall increase in TMS vehicle sales and improved sales effectiveness.  The average number of agreements in force increased by 6 percent during fiscal 2015 compared to fiscal 2014 due to an increase in agreements issued relative to the number of agreements that have expired in the same period.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $638 million for fiscal 2015 compared to $593 million for fiscal 2014.  Insurance earned premiums and contract revenues represent revenues from agreements in force, and are affected by sales volume as well as the level, age, and mix of agreements in force.  Our insurance earned premiums and contract revenues increased for fiscal 2015 compared to fiscal 2014 in correlation with the increase in the average number of agreements in force during the period.

Our insurance operations reported investment and other income, net of $105 million for fiscal 2015, compared to $37 million for fiscal 2014.  Investment and other income, net consists primarily of dividend and interest income, realized gains and losses and other-than-temporary impairments on available-for-sale securities, if any.  In fiscal 2015, we had an insignificant amount of other-than-temporary impairments on available-for-sale securities compared to $55 million of other-than-temporary impairments in fiscal 2014.  The impairments recognized in fiscal 2014 resulted primarily from interest rate volatility.  We also had an increase in net realized gains during fiscal 2015 primarily arising from the sale of a portion of our fixed income mutual funds. The decrease in other-than-temporary impairments and increase in net realized gains during fiscal 2015 were partially offset by a decrease in dividend income due to overall lower yields and the sale of our fixed income mutual funds mentioned above.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $269 million for fiscal 2015, compared to $258 million for fiscal 2014.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The increase in insurance losses and loss adjustment expenses for fiscal 2015 compared to fiscal 2014 was primarily due to an increase in losses on prepaid maintenance contracts as a result of an increase in the average number of prepaid maintenance contracts in force. This increase was partially offset by a decrease in losses on our vehicle service agreements and certified pre-owned vehicle program as a result of a continued focus on loss mitigation.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $221 million for fiscal 2015, compared to $198 million for fiscal 2014.  The increase was attributable to higher product expenses, insurance dealer back-end program expenses and general operating expenses. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes for fiscal 2015 was $729 million compared to $497 million for fiscal 2014.  Our effective tax rate was 37.9 percent and 36.7 percent for fiscal 2015 and fiscal 2014, respectively.  The change in our provision for income taxes is consistent with the change in our income before taxes for fiscal 2015 compared to fiscal 2014.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
				2015 to	2014 to
(units in thousands):	2015	2014	2013	2014	2013
TMS new sales volume[1]	1,845	1,735	1,625	6%	7%

Vehicle financing volume:[2]
New retail contracts	675	700	703	(4)%	-%
Used retail contracts	278	302	290	(8)%	4%
Lease contracts	533	451	333	18%	35%
Total	1,486	1,453	1,326	2%	10%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	439	414	398	6%	4%
Used retail contracts	60	82	88	(27)%	(7)%
Lease contracts	484	414	272	17%	52%
Total	983	910	758	8%	20%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	65.0%	59.1%	56.6%
Used retail contracts	21.6%	27.2%	30.3%
Lease contracts	90.8%	91.8%	81.7%
Overall subvened contracts	66.2%	62.6%	57.2%

Market share:[3]
Retail contracts	36.5%	40.3%	43.2%
Lease contracts	28.8%	25.9%	20.4%
Total	65.3%	66.2%	63.6%
[1]

Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 83 percent Toyota and Scion and 17 percent Lexus vehicles for fiscal 2015, and 85 percent Toyota and Scion and 15 percent Lexus vehicles for both fiscal 2014 and 2013.

[2]

Total financing volume is comprised of approximately 79 percent Toyota and Scion, 18 percent Lexus, and 3 percent non-Toyota/Lexus for fiscal 2015, 80 percent Toyota and Scion, 17 percent Lexus and 3 percent non-Toyota/Lexus for fiscal 2014 and 82 percent Toyota and Scion, 15 percent Lexus and 3 percent non-Toyota/Lexus for fiscal 2013.

[3]

Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is substantially dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased 6 percent for fiscal 2015 compared to fiscal 2014 driven by higher consumer demand.

Our financing volume increased 2 percent and market share decreased by 1 percent in fiscal 2015 compared to fiscal 2014.  The increase in volume was driven primarily by growth in TMS sales resulting from increased consumer demand and an increase in subvention. Lease volume increased and retail volume decreased in fiscal 2015 due primarily to a higher focus by TMS on lease subvention.  Despite the increase in TMS subvention, overall market share declined for fiscal 2015 due to increased competition for non-subvened contracts compared to the same period in fiscal 2014.

In addition to increased lease volume, there was a higher proportion of 24 month leases in fiscal 2015 as compared to fiscal 2014.  The majority of our lease terms are 36 and 24 months, which represent 68 percent and 23 percent, respectively, of our lease originations for fiscal 2015 compared to 78 percent and 14 percent, respectively, for the same period in fiscal 2014.

The composition of our net earning assets is summarized below:

	As of March 31,			Percentage change
				2015 to	2014 to
(Dollars in millions)	2015	2014	2013	2014	2013
Net Earning Assets
Finance receivables, net
Retail finance receivables, net[1]	$50,257	$49,340	$47,679	2%	3%
Dealer financing, net[2]	15,636	15,836	14,888	(1)%	6%
Total finance receivables, net	65,893	65,176	62,567	1%	4%
Investments in operating leases, net	31,128	24,769	20,384	26%	22%
Net earning assets	$97,021	$89,945	$82,951	8%	8%

Retail Financing (average original contract term in months)
Lease contracts[3]	36	37	38
Retail contracts[4]	63	63	63

Dealer Financing (Number of dealers serviced)
Toyota and Lexus dealers[2]	999	1,001	996	-%	1%
Vehicle dealers outside of the Toyota/Lexus dealer network	456	482	480	(5)%	-%
Industrial equipment dealers	140	137	140	2%	(2)%
Total number of dealers receiving wholesale financing	1,595	1,620	1,616	(2)%	-%
Dealer inventory outstanding (units in thousands)	301	327	300	(8)%	9%
[1]	Includes direct finance leases.
[2]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[3]	Lease contract terms range from 24 months to 60 months.
[4]	Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Our new and used retail contract volume decreased 4 percent and 8 percent, respectively, during fiscal 2015 compared to fiscal 2014 primarily due to the higher focus by TMS on lease subvention during fiscal 2015.  Despite the increase in TMS subvention, overall market share declined for fiscal 2015 due to increased competition for non-subvened contracts compared to the same period in fiscal 2014.  Our retail finance receivables, net increased 2 percent during fiscal 2015 compared to 2014, due to higher average amounts financed.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during fiscal 2015 increased 18 percent as compared to fiscal 2014.  Much of the increase during fiscal 2015 was attributable to an increase in TMS sales and a higher focus by TMS on lease subvention, resulting in a 26 percent increase in investments in operating leases, net at March 31, 2015 as compared to March 31, 2014.

Dealer Financing and Earning Assets

Dealer financing, net decreased 1 percent from March 31, 2014, primarily due to a 2 percent decline in the total number of dealers receiving wholesale financing from March 31, 2014.

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

Factors Affecting Exposure to Residual Value Risk

Residual value represents an estimate of the end-of-term market value of a leased asset.  The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected end-of-term market values, and the resulting impact on vehicle lease return rates and loss severity.  The evaluation of these factors involves significant assumptions, complex analyses, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in the determination of residual values.

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

Impairment of Operating Leases

We review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and is recorded in the current period Consolidated Statement of Income.  As of March 31, 2015, there was no indication of impairment in our operating lease portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our leased vehicle portfolio by period:

	Years ended March 31,			Percentage Change
				2015 to	2014 to
(Units in thousands)	2015	2014	2013	2014	2013
Scheduled maturities	266	345	282	(23)%	22%

Vehicles sold through:
Dealer Direct program
Grounding dealer	30	47	21	(36)%	124%
Dealer Direct online program	11	15	5	(27)%	200%
Physical auction	41	64	33	(36)%	94%
Total vehicles sold at lease termination	82	126	59	(35)%	114%

Scheduled maturities decreased 23 percent in fiscal 2015 as compared to fiscal 2014.  Fiscal 2014 maturities reflected higher leasing and related programs from prior years. Vehicles sold at lease termination relative to scheduled maturities in fiscal 2015 decreased as compared to fiscal 2014.  The lower rate of vehicles sold at lease termination during fiscal 2015, as compared to fiscal 2014, was the result of lower scheduled maturities as well as a decrease in return rate.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

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

The following table provides information related to our depreciation on operating leases:

	Years ended March 31,			Percentage change
				2015 to	2014 to
	2015	2014	2013	2014	2013
Depreciation on operating leases (dollars in millions)	$4,857	$4,012	$3,568	21%	12%

Average operating lease units outstanding (in thousands)	1,065	870	803	22%	8%

Depreciation expense on operating leases increased 21 percent during fiscal 2015 as compared to fiscal 2014, due primarily to an increase in the average operating lease units outstanding. We have recently experienced higher leasing volume and an increase in shorter term leases. This trend could affect return rates, residual value risk and depreciation expense.

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

Factors Affecting Retail and Lease Portfolio Credit Risk

Economic Factors

General economic conditions such as changes in unemployment rates, housing values, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, inflation, household disposable income and unforeseen events such as natural disasters, among other factors, can influence both default frequency and loss severity.

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

The average original contract term of retail and lease contracts influences credit losses.  Longer term contracts generally experience a higher rate of default and thus affect default frequency.  In addition, the carrying values of vehicles under longer term contracts decline at a slower rate, resulting in a longer period during which we may be subject to used vehicle market volatility, which may in turn lead to increased loss severity.

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

We assign risk classifications to each of our dealer groups based on their financial condition, the strength of the collateral, and other quantitative and qualitative factors including input from our field personnel.  Our monitoring processes of the dealer groups are based on these risk classifications.  We periodically update the risk classifications based on changes in financial condition.  As part of our monitoring processes, we require dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory and monitor the timeliness of dealer inventory financing payoffs in accordance with the agreed-upon terms in order to identify possible risks.  We continue to enhance our risk management processes to mitigate dealer portfolio risk and to focus on higher risk dealers through enhanced risk governance, inventory audit, and credit watch processes.  Where appropriate, we increase the frequency of our audits and examine more closely the financial condition of the dealer group.  We continue to be diligent in underwriting dealers and have conducted targeted personnel training to address dealer credit risk.

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

We also provide financing for some dealerships which sell products not distributed by TMS or any of its affiliates.  A significant adverse change in a non-Toyota/Lexus manufacturer such as restructuring and bankruptcy may increase the risk associated with the dealers we have financed that sell these products.

Credit Loss Experience

Our credit loss experience may be affected by a number of factors including the economic environment, our purchasing and servicing practices, used vehicle market conditions and subvention.  The overall credit quality of our consumer portfolio in fiscal 2015 continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.  For information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors”.

The following table provides information related to our credit loss experience:

	Years ended March 31,
	2015	2014	2013
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.32%	0.31%	0.29%
Operating leases	0.23%	0.19%	0.18%
Total	0.29%	0.28%	0.27%

Default frequency as a percentage of outstanding contracts	1.21%	1.17%	1.23%
Average loss severity per unit[1]	$6,632	$6,341	$5,737

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[2]
Finance receivables[3]	0.23%	0.19%	0.19%
Operating leases[3]	0.17%	0.15%	0.18%
Total	0.21%	0.18%	0.19%
[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity. Net charge-offs as a percentage of average gross earning assets was slightly higher at 0.29 percent at March 31, 2015 compared to 0.28 percent at March 31, 2014 due to increased default frequency and loss severity.  Default frequency as a percentage of outstanding contracts increased to 1.21 percent during fiscal 2015 compared to 1.17 percent in fiscal 2014. Our average loss severity for fiscal 2015 was higher compared to fiscal 2014. Our delinquencies for fiscal 2015 were 0.21 percent, an increase from the fiscal 2014 level of 0.18 percent.

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

The allowance for credit losses for our dealer portfolio is established by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  We analyze the dealer pools using internally developed risk ratings for each dealer. In addition, we have established procedures that focus on managing high risk loans in our dealer portfolio. Our field operations management and special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

The following table provides information related to our allowance for credit losses:

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Allowance for credit losses at beginning of period	$454	$527	$619
Provision for credit losses	308	170	121
Charge-offs, net of recoveries[1]	(277)	(243)	(213)
Allowance for credit losses at end of period	$485	$454	$527
[1]	Charge-offs are shown net of recoveries of $86 million, $85 million, and $87 million in fiscal 2015, 2014, and 2013, respectively.

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Allowance for credit losses as a percentage of gross earning assets
Finance receivables	0.62%	0.59%	0.71%
Operating leases	0.24%	0.27%	0.40%
Total	0.50%	0.50%	0.63%

During fiscal 2015, our allowance for credit losses increased by $31 million from $454 million at March 31, 2014 to $485 million at March 31, 2015.  The increase in the allowance for credit losses was due primarily to additional provision for certain impaired dealer product finance receivables, general portfolio growth, and higher default frequency and loss severity in our consumer portfolio as compared to fiscal 2014.

The allowance for credit losses as a percentage of gross earning assets was consistent at 0.50 percent in fiscal 2015 as compared to fiscal 2014, reflecting reserve amounts consistent with general portfolio growth.  The slight increase in finance receivables from 0.59 percent in fiscal 2014 to 0.62 percent in fiscal 2015 is primarily due to additional provision for certain impaired dealer finance receivables, while the slight decline in operating leases from 0.27 percent in fiscal 2014 to 0.24 percent in fiscal 2015 reflects portfolio growth of 26 percent in investments in operating leases, which is driven by TMS’s increased focus on lease subvention, which typically results in contracts with higher credit quality.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets and through loans, credit facilities, and other transactions, as well as generating liquidity from our earning assets.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, investor type, and financing structure, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value:

	March 31,
(Dollars in millions)	2015	2014
Commercial paper[1]	$27,006	$27,709
Unsecured notes and loans payable[2]	52,307	49,075
Secured notes and loans payable	10,837	8,158
Carrying value adjustment[3]	81	425
Total debt	$90,231	$85,367
[1]	Includes unamortized premium/discount.
[2]

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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $5.2 billion to $10.6 billion with an average balance of $7.5 billion for fiscal 2015.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support is provided to us by our indirect parent Toyota Financial Services Corporation (“TFSC”), and, in turn to TFSC by Toyota Motor Corporation (“TMC”).  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not a guarantee by TMC or TFSC of any securities or obligations of TFSC or TMCC, respectively. The fees paid pursuant to these agreements are disclosed in Note 15 – Related Party Transactions.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to “Part I, Item 1A. Risk Factors Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified countries for which these conditions exist; Portugal, Ireland, Italy, Greece, Spain, Cyprus, Russia, Ukraine and certain other countries.  We do not currently have exposure to these or other sovereign counterparties.  As of March 31, 2015, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $20.7 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of March 31, 2015.  As of March 31, 2015, 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $24.8 billion to $29.8 billion during fiscal 2015, with an average outstanding balance of $27.2 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Eurobonds	Other		Total unsecured notes and loans payable[5]
Balance at March 31, 2014[1]	$29,744		$13,523		$480	$5,577		$49,324
Issuances during fiscal 2015	12,481	[2]	4,551	[3]	-	1,250	[4]	18,282
Maturities and terminations during fiscal 2015	(9,503)		(1,974)		-	(1,605)		(13,082)
Balance at March 31, 2015[1]	$32,722		$16,100		$480	$5,222		$54,524
Issuances during the one month ended April 30, 2015	$1,900	[2]	$-		$-	$-		$1,900
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

[2]

MTNs and domestic bonds issued during fiscal 2015 had terms to maturity ranging from approximately 1 year to 15 years, and had interest rates at the time of issuance ranging from 0.2 percent to 3.1 percent.

[3]	EMTNs issued during fiscal 2015 had terms to maturity ranging from approximately 1 year to 8 years, and had interest rates at the time of issuance ranging from 0.3 percent to 3.9 percent.
[4]	Consists of long-term borrowings, with terms to maturity from approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 0.1 percent to 0.7 percent.
[5]

Consists of fixed and floating rate debt and other obligations.  Upon the issuance of fixed rate debt and other obligations, we generally elect to enter into pay float interest rate swaps.  Refer to “Derivative Instruments” for further discussion.

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors.  We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending February 2018.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge provisions.  We are in compliance with these covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2014, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion, or the equivalent in other currencies, of which €28.0 billion was available for issuance at April 30, 2015.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2015 and 2014, we did not have any outstanding lease securitization transactions registered with the SEC.

During fiscal 2014, we entered into a public term securitization transaction whereby we agreed to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of the securitization transaction are consistent with the terms of our other similar transactions except that the proceeds we received are included in Restricted cash and cash equivalents in our Consolidated Balance Sheet. As of March 31, 2015, there were no proceeds in Restricted cash and cash equivalents from this transaction, while as of March 31, 2014, the amount of proceeds in Restricted cash and cash equivalents from this transaction was $1.1 billion.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2014, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility, and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2016, 2018, and 2020, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2015. We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2015, TMCC had committed bank credit facilities totaling $5.7 billion of which $3.2 billion, $2.1 billion, and $375 million mature in fiscal 2016, 2018, and 2020, respectively.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2015 and 2014.  We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Part 1, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements.”

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•	maintain 100 percent ownership of TFSC;
•

cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to $83,243 at March 31, 2015; and

•

make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

The agreement is not a guarantee by TMC of any securities or obligations of TFSC.  TMC’s obligations under the credit support agreement rank pari passu with TMC’s senior unsecured debt obligations.  Either party may terminate the agreement upon 30 days written notice to the other party.  However, such termination cannot take effect unless and until (1) all Securities issued on or prior to the date of the termination notice have been repaid or (2) each rating agency that has issued a rating in respect of TFSC or any Securities upon the request of TMC or TFSC has confirmed to TFSC that the debt ratings of all such Securities will be unaffected by such termination.  In addition, with certain exceptions, the agreement may be modified only by the written agreement of TMC and TFSC, and no modification or amendment can have any adverse effect upon any holder of any Securities outstanding at the time of such modification or amendment.  The agreement is governed by, and construed in accordance with, the laws of Japan.

Under the terms of a similar credit support agreement between TFSC and TMCC, TFSC has agreed to:

•	maintain 100 percent ownership of TMCC;
•	cause TMCC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least $100,000; and
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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee (“ALCO”), which provides a framework for financial controls and governance to manage market risk.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income.  As of March 31, 2015, and March 31, 2014, we had no outstanding embedded derivatives that are required to be bifurcated.  Refer to Note 1 – Summary of Significant Accounting Policies and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to the Consolidated Financial Statements for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	March 31, 2015	March 31, 2014
Gross derivatives assets, net of credit valuation adjustment	$688	$1,235
Less: Counterparty netting and collateral	(635)	(1,186)
Derivative assets, net	$53	$49

Gross derivative liabilities, net of credit valuation adjustment	$2,274	$805
Less: Counterparty netting and collateral	(2,184)	(799)
Derivative liabilities, net	$90	$6

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2015, we held collateral of $145 million, which offset derivative assets, and posted collateral of $1,694 million, which offset derivative liabilities.  We also held excess collateral of $10 million which we did not use to offset derivative assets, and we posted excess collateral of $2 million which we did not use to offset derivative liabilities.  As of March 31, 2014, we held collateral of $718 million, which offset derivative assets, and we posted collateral of $331 million which offset derivative liabilities.  We held excess collateral of $5 million which we did not use to offset derivative assets, and we posted excess collateral of $3 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

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

Indemnification

Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2015, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2015 and 2014, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2015 are summarized as follows (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt [1]	$92,401	$48,304	$23,954	$9,702	$10,441
Estimated interest payments for debt [2]	3,715	974	1,264	716	761
Estimated net receipts under interest rate swap agreements[2]	(1,295)	(116)	(298)	(328)	(553)
Lending commitments [3]	7,555	7,555	-	-	-
Premises occupied under lease	60	19	33	8	-
Purchase obligations [4]	11	10	1	-	-
Total	$102,447	$56,746	$24,954	$10,098	$10,649
[1]

Debt reflects the remaining principal obligation.  Our foreign currency debt is stated in USD at amounts representing our contractual obligations under the foreign currency swaps that are used to hedge the corresponding debt.  Excludes unamortized premium/discount of $136 million as well as foreign currency and fair value adjustments of $2,034 million.

[2]	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2015.
[3]

Lending commitments represent term loans and revolving lines of credit we extended to vehicle and industrial equipment dealers and affiliates.  Of the amount shown above, $6.4 billion was outstanding as of March 31, 2015.  The amount shown above excludes $12.8 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2015, of which $8.9 billion was outstanding at March 31, 2015.  The above lending commitments have various expiration dates.

[4]

Purchase obligations represent fixed or minimum payment obligations under supplier contracts.  The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once we have implemented it.  Contracts that do not specify fixed payments or provide for a minimum payment are not included. The contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee depending upon the contract.

NEW ACCOUNTING GUIDANCE

Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have identified the estimates below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these estimates on business operations are discussed throughout this report where such estimates affect reported and expected financial results.  The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analyses, and management judgment.  Changes in the evaluation of these factors may significantly impact the consolidated financial statements.  Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of residual values, the valuation of our derivative instruments, and our results of operations and financial condition.  Our other significant accounting policies are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Determination of Residual Values

The determination of residual values on our lease portfolio involves estimating end-of-term market values of leased vehicles and industrial equipment.  Establishing these estimates involves various assumptions, complex analyses, and management judgment.  Actual losses incurred at lease termination could be significantly different from expected losses.  Substantially all of our residual value risk relates to our vehicle lease portfolio.  For further discussion of the accounting treatment of residual values on our lease earning assets, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2015, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by one percentage point from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $15 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

End-of-term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end-of-term market value of a leased vehicle is less than the estimated residual value.  We may incur losses to the extent the end-of-term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2015, holding other estimates constant, if end-of-term market values for returned units of leased vehicles were to decrease by one percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $78 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

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

Dealer Portfolio

We evaluate the dealer portfolio by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g., whether the loan is secured by either vehicles and industrial equipment, real estate or dealership assets, or is unsecured).  We analyze the dealer pools using internally developed risk ratings for each dealer.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and default frequency on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the vehicle retail and lease portfolios would have resulted in a change in the allowance for credit losses of $38 million as of March 31, 2015.

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

Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters.  We ensure that all applicable inputs are appropriately calibrated to market data, including but not limited to yield curves, interest rates, and foreign exchange rates.  In addition to market information, the models also incorporate transaction details, such as maturity.  Fair value adjustments, including those made for credit (counterparties and TMCC), liquidity, and input parameter uncertainty are included, as appropriate, to the model value to arrive at a fair value measurement.

During fiscal 2015, no material changes were made to the valuation models. For a description of the definition of fair value, refer to Note 1 – Summary of Significant Accounting Policies – Fair Value Measurements.  For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value Measurements of the Notes to the Consolidated Financial Statements.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rates movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100 basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the  “-100bp” scenario for both March 31, 2015 and 2014.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2015	$(3.1)	$(45.2)
March 31, 2014	$7.3	$(85.4)

Our net interest cash flow sensitivity results from the “+100bp” scenario show a slightly liability-sensitive position on March 31, 2015 and a slightly asset-sensitive position on March 31, 2014.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits.

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

All of our derivatives counterparties to which we had credit exposure at March 31, 2015 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2015, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I, Item 1A. Risk Factors” for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,
(Dollars in millions)	2015	2014
Credit Rating
A	$54	$49
BBB	-	1
Total net counterparty credit exposure	$54	$50

We exclude from the table above credit valuation adjustments of $1 million at March 31, 2015 and 2014 related to non-performance risk of our counterparties. All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to Note 2 – Fair Value Measurements of the Notes to the Consolidated Financial Statements for further discussion.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution by credit rating as of March 31, 2015 and 2014 (dollars in millions):

	As of March 31, 2015
			Distribution by credit rating
	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and agency obligations	$4,357	$4,359	$4,230	$129	$-	$-	$-
Municipal debt securities	10	12	3	8	1	-	-
Certificates of deposit	175	175	-	175	-	-	-
Commercial paper	37	37	-	37	-	-	-
Corporate debt securities	138	145	-	5	50	76	14
Mortgage-backed securities	103	107	15	67	17	6	2
Asset-backed securities	39	39	6	1	18	14	-
Fixed income mutual funds	1,726	1,797	-	1,294	376	127	-
Total	$6,585	$6,671	$4,254	$1,716	$462	$223	$16

	As of March 31, 2014
			Distribution by credit rating
	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and agency obligations	$652	$652	$571	$76	$5	$-	$-
Municipal debt securities	10	11	3	7	1	-	-
Certificates of deposit	1,599	1,599	-	815	784	-	-
Commercial paper	507	507	-	347	135	25	-
Corporate debt securities	164	169	-	14	59	82	14
Mortgage-backed securities	108	108	17	69	18	2	2
Asset-backed securities	27	27	9	3	11	4	-
Fixed income mutual funds	1,781	1,835	1,121	172	448	94	-
Total	$4,848	$4,908	$1,721	$1,503	$1,461	$207	$16

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

	March 31,
(Dollars in millions)	2015	2014
Average	$53	$68
Minimum	$52	$48
Maximum	$56	$83

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) at March 31, 2015 and March 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

June 2, 2015

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Financing revenues:
Operating lease	$6,113	$5,068	$4,748
Retail	1,797	1,897	2,062
Dealer	400	432	434
Total financing revenues	8,310	7,397	7,244

Depreciation on operating leases	4,857	4,012	3,568
Interest expense	736	1,340	940
Net financing revenues	2,717	2,045	2,736

Insurance earned premiums and contract revenues	638	567	571
Investment and other income, net	194	135	173
Net financing revenues and other revenues	3,549	2,747	3,480

Expenses:
Provision for credit losses	308	170	121
Operating and administrative	1,046	965	911
Insurance losses and loss adjustment expenses	269	258	293
Total expenses	1,623	1,393	1,325

Income before income taxes	1,926	1,354	2,155
Provision for income taxes	729	497	824

Net income	$1,197	$857	$1,331

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Net income	$1,197	$857	$1,331
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax (provision) benefit of ($38), $5 and ($40), respectively]	64	(11)	64
Reclassification adjustment for net (gains) on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $26, $0, and $8, respectively]	(44)	-	(13)
Other comprehensive income (loss)	20	(11)	51
Comprehensive income	$1,217	$846	$1,382

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	March 31, 2015	March 31, 2014
ASSETS

Cash and cash equivalents	$2,407	$3,815
Restricted cash and cash equivalents	784	1,721
Investments in marketable securities	7,131	5,389
Finance receivables, net	65,893	65,176
Investments in operating leases, net	31,128	24,769
Other assets	2,282	1,870
Total assets	$109,625	$102,740

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$90,231	$85,367
Deferred income taxes	7,519	6,747
Other liabilities	3,355	2,888
Total liabilities	101,105	95,002

Commitments and contingencies (See Note 14)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2015 and 2014	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	220	200
Retained earnings	7,383	6,621
Total shareholder's equity	8,520	7,738
Total liabilities and shareholder's equity	$109,625	$102,740

The following table presents the assets and liabilities of our consolidated variable interest entities.  (See Note 10).

(Dollars in millions)	March 31, 2015	March 31, 2014
ASSETS
Finance receivables, net	$11,509	$9,501
Investments in operating leases, net	1,193	156
Other assets	15	7
Total assets	$12,717	$9,664

LIABILITIES
Debt	$10,837	$8,158
Other liabilities	3	2
Total liabilities	$10,840	$8,160

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
(Dollars in millions)	stock	capital	income	earnings	Total

Balance at March 31, 2012	$915	$2	$160	$6,585	$7,662

Net income for the year ended March 31, 2013	-	-	-	1,331	1,331
Other comprehensive income, net of tax	-	-	51	-	51
Dividends	-	-	-	(1,487)	(1,487)
Balance at March 31, 2013	$915	$2	$211	$6,429	$7,557

Net income for the year ended March 31, 2014	-	-	-	857	857
Other comprehensive loss, net of tax	-	-	(11)	-	(11)
Dividends	-	-	-	(665)	(665)
Balance at March 31, 2014	$915	$2	$200	$6,621	$7,738

Net income for the year ended March 31, 2015	-	-	-	1,197	1,197
Other comprehensive income, net of tax	-	-	20	-	20
Dividends	-	-	-	(435)	(435)
Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended March 31,
(Dollars in millions)	2015	2014 [1]	2013 [1]
Cash flows from operating activities:
Net income	$1,197	$857	$1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,895	4,045	3,604
Recognition of deferred income	(1,539)	(1,278)	(1,191)
Provision for credit losses	308	170	121
Amortization of deferred costs	628	589	541
Foreign currency and other adjustments to the carrying value of debt, net	(2,380)	(205)	(1,103)
Net realized (gains) from sales and other-than-temporary impairment on securities	(70)	-	(21)
Net change in:
Restricted cash	(140)	(153)	191
Derivative assets	(4)	9	12
Other assets (Note 8) and accrued income	(350)	87	37
Deferred income taxes	760	516	792
Derivative liabilities	84	(11)	(50)
Other liabilities	378	248	134
Net cash provided by operating activities	3,767	4,874	4,398

Cash flows from investing activities:
Purchases of investments in marketable securities	(6,164)	(5,114)	(5,279)
Proceeds from sales of investments in marketable securities	991	596	385
Proceeds from maturities of investments in marketable securities	3,529	4,510	4,261
Acquisition of finance receivables	(25,584)	(25,790)	(25,604)
Collection of finance receivables	24,602	23,961	22,941
Net change in wholesale and certain working capital receivables	222	(804)	(1,887)
Acquisition of investments in operating leases	(16,969)	(14,410)	(10,395)
Disposals of investments in operating leases	6,444	6,636	5,603
Net change in financing support provided (to) from affiliates	(12)	(241)	120
Cash equivalents un-restricted (restricted) to acquire finance receivables and investment in operating leases	1,077	(1,077)	-
Other, net	(57)	(45)	(31)
Net cash used in investing activities	(11,921)	(11,778)	(9,886)

Cash flows from financing activities:
Proceeds from issuance of debt	25,817	20,226	22,230
Payments on debt	(17,934)	(16,662)	(16,929)
Net change in commercial paper	(704)	3,123	3,349
Net change in financing support provided by affiliates	2	(26)	(2,012)
Dividend paid to TFSA	(435)	(665)	(1,487)
Net cash provided by financing activities	6,746	5,996	5,151
Net decrease in cash and cash equivalents	(1,408)	(908)	(337)
Cash and cash equivalents at the beginning of the period	3,815	4,723	5,060
Cash and cash equivalents at the end of the period	$2,407	$3,815	$4,723
Supplemental disclosures:
Interest paid	$1,048	$1,102	$1,258
Income taxes paid (received), net	$143	$(30)	$21

See accompanying Notes to Consolidated Financial Statements.

[1]	Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Our primary finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers.  As of March 31, 2015, approximately 21 percent of vehicle retail contracts and lease assets were concentrated in California, 10 percent in Texas, 8 percent in New York, and 6 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2015, approximately 26 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 6 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

Basis of Presentation

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP).  Certain prior period amounts have been reclassified to conform to the current year presentation.

Related party transactions presented in the Consolidated Financial Statements are disclosed in Note 15 – Related Party Transactions.

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

We perform ongoing reassessments, usually quarterly, of whether we are the primary beneficiary of a VIE.  The reassessment process considers whether we have acquired or divested the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances.  We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on new events, and therefore are subject to the VIE consolidation framework.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Retail and Dealer Financing Revenues

Revenues associated with retail and dealer financing are recognized so as to approximate a constant effective yield over the contract term.  Incremental direct fees and costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to vehicle and industrial equipment dealers, are capitalized and amortized so as to approximate a constant effective yield over the expected term of the related contracts.  Expected term is based on historical experience.  Payments received on affiliate sponsored special rate programs (“subvention”) are deferred and recognized to approximate a constant effective yield over the term of the related contracts.  Included in financing revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total financing revenues.

Operating Lease Revenues

Operating lease revenues are recorded to income on a straight-line basis over the term of the lease.  Incremental direct fees and costs received or paid in connection with the acquisition of operating leases, including incentive and rate participation payments made to vehicle and industrial equipment dealers and acquisition fees collected from customers, are capitalized or deferred and amortized on a straight-line basis over the expected term of the related contract.  Expected term is based on historical experience.  Payments received on subvention programs are deferred and recognized on a straight-line basis over the term of the related contracts.  Operating lease revenue is recorded net of sales taxes collected from customers.  Included in operating lease revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total operating lease revenue.

Direct Finance Lease Revenues

Revenue is recognized over the lease term so as to approximate a constant effective yield on the outstanding net investment.  Incremental direct costs and fees paid or received in connection with the acquisition of direct finance leases, including incentive and rate participation payments made to vehicle and industrial equipment dealers and acquisition fees collected from customers, are capitalized or deferred and amortized to approximate a constant effective yield over the term of the related contracts.  Payments received on subvention programs are deferred and recognized to approximate a constant effective yield over the term of the related contracts.  Included in direct finance lease revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total direct finance lease revenue.

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

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses on our finance receivables and operating leases resulting from the failure of customers or dealers to make contractual payments.  Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions to determine whether the allowance is considered adequate to cover probable and estimable losses incurred as of the balance sheet date.  The allowance for credit losses is management’s estimate of the amount of probable incurred credit losses in our existing finance receivables and investment in operating leases portfolios.

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

We evaluate the dealer portfolio by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  We analyze the dealer pools using internally developed risk ratings for each dealer.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Accounting for the Allowance for Credit Losses and Impaired Receivables

The majority of the allowance for credit losses covers estimated losses on the retail loan portfolio segment which is collectively evaluated for impairment.  The remainder of the allowance for credit losses covers the estimated losses on investments in operating leases, the dealer products portfolio segment, and the commercial portfolio segment.  Within the dealer products portfolio segment, we establish specific reserves to cover the estimated losses on individual impaired loans (including loans modified in a troubled debt restructuring).  The specific reserves are assessed based on discounted cash flows, the loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

Troubled debt restructurings in the retail loan and commercial portfolio segments are aggregated with their respective portfolio segments when determining the allowance for credit losses.  These loans are homogenous in nature and insignificant for individual evaluation and we have determined that the allowance for credit losses for each of the retail loan and commercial portfolio segments would not be materially different if they had been individually evaluated for impairment.

Increases to the allowance for credit losses are accompanied by corresponding charges to the provision for credit losses on the Consolidated Statement of Income. The uncollectible portion of finance receivables and operating leases is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.  In the event we repossess the collateral, the receivable is charged-off and we record the collateral at its estimated fair value less costs to sell and report it in Other Assets in the Consolidated Balance Sheet.  Recoveries of finance receivables previously charged off as uncollectible are credited to the allowance for credit losses.

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

Restricted Cash and Cash Equivalents

Restricted cash represents proceeds from certain debt issuances for which the use of the cash is restricted, as well as customer collections on securitized receivables to be distributed to investors as payments on the related secured debt and certain reserve deposits held for securitization trusts.  Restricted cash equivalents represent proceeds from the issuance of debt secured by retail loans in March 2014.  The proceeds from this issuance were restricted to be used solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  These amounts were fully utilized as of March 31, 2015.

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

As part of our ongoing assessment of other-than-temporary impairment (“OTTI”), we consider a variety of factors.  Such factors include the length of time and extent to which the market value of a security has been less than amortized cost, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of the security and the volatility of the fair value changes.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Finance Receivables

Our finance receivables consist of retail loan, commercial and dealer products portfolio segments.  Finance receivables recorded on our balance sheet include accrued interest and deferred fees and costs, net of the allowance for credit losses, certain other dealer funds and deferred income.  Direct finance leases are recorded on our balance sheet as the aggregate future minimum lease payments, contractual residual value of the leased vehicle or industrial equipment, and deferred income.

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff.  As of March 31, 2015 and 2014, all finance receivables were classified as held-for-investment.

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

Retail Loan and Commercial Portfolio Segments

The accrual of revenue is discontinued at the time a receivable is determined to be uncollectible (generally after 120 days past due).  Accounts may be restored to accrual status only when a customer settles all past due deficiency balances and future payments are reasonably assured.  For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received.  Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Investments in Operating Leases

We record our investments in operating leases at acquisition cost, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.

Nonaccrual Policy

The accrual of revenue on operating leases is discontinued at the time an account is determined to be uncollectible (generally after 120 days past due).  For operating leases in non-accrual status, subsequent operating lease revenue is recognized only to the extent a payment is received.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Used Vehicles Held for Sale

Used vehicles held for sale consist of off-lease vehicles and repossessed vehicles.  These vehicles are recorded at the lower of their carrying value or estimated fair value less costs to sell.  These vehicles are sold promptly after grounding or repossession.

Debt Issuance Costs

Costs that are direct and incremental to debt issuance are capitalized and amortized to interest expense on an effective yield basis over the contractual term of the debt.  All other costs related to debt issuance are expensed as incurred.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  If quoted prices in an active market are available, fair value is determined by reference to these prices.  If quoted prices are not available, fair value is determined by valuation models that primarily use, as inputs, market-based or independently sourced parameters, including but not limited to interest rates, volatilities, foreign exchange rates and credit curves.  Additionally, we may reference prices for similar instruments, quoted prices or recent transactions in less active markets.  We use prices and inputs that are current as of the measurement date, including during periods of market disruption.  In periods of market disruption, the availability of prices and inputs may be reduced for certain financial instruments.  This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

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

The use of observable and unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this document.  The availability of observable inputs can vary based upon the financial instrument and other factors, such as instrument type, market liquidity and other specific characteristics particular to the financial instrument.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires additional judgment by management.  The degree of unobservable inputs can result in financial instruments being classified as or transferred to the Level 3 category.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Valuation Methods

We maintain policies and procedures to value instruments using the best and most relevant data available.  Our Treasury Risk and Analytics Group (“TR&A”) is responsible for determining the fair value of our financial instruments.  TR&A consists of quantitative analysts and risk and accounting professionals.  Using benchmarking techniques, TR&A reviews our valuation pricing models at least annually to assess their ongoing propriety.  As markets and products develop and the pricing for certain products becomes more or less transparent, TR&A refines its valuation methodologies.  TR&A reviews the appropriateness of fair value measurements including validation processes, key model inputs, and the reconciliation of period-over-period fluctuations based on changes in key market inputs.  Where possible, valuations, including both internally and externally obtained transaction prices, are validated against independent valuation sources.  Our Fair Value Working Group (“FVWG”) reviews and approves the fair value measurement results and other relevant data quarterly.  The FVWG consists of a cross-section of internal stakeholders who are knowledgeable in the area of financial valuations.  All changes to our valuation methodologies are reviewed and approved by the FVWG.

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

We hold investments in actively traded open-end equity mutual funds and private placement fixed income mutual funds.  Where the funds produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the fund investment and classify the investment in Level 1 of the fair value hierarchy.  Where the funds produce a daily net asset value that is not quoted in an active market, we estimate the fair value of the investment using the net asset value per share and we classify such funds in Level 2 of the fair value hierarchy as we have the ability to redeem our investment at the net asset value per share at the balance sheet date.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Nonrecurring Fair Value Measurements

Impaired Dealer Finance Receivables

For finance receivables within the dealer products portfolio segment for which there is evidence of impairment, we may measure impairment based on discounted cash flows, the loan’s observable market price or the fair value of the underlying collateral if the loan is collateral-dependent.  If the loan is collateral-dependent, the fair values of impaired finance receivables are reported at fair value on a nonrecurring basis.  The methods used to estimate the fair value of the underlying collateral depends on the specific class of finance receivable.  For finance receivables within the wholesale class of finance receivables, the collateral value is generally based on wholesale market value or liquidation value for new and used vehicles.  For finance receivables within the real estate class of finance receivables, the collateral value is generally based on appraisals.  For finance receivables within the working capital class of finance receivables, the collateral value is generally based on the expected liquidation value of the underlying dealership assets.  Adjustments may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.  As these valuations utilize unobservable inputs, our impaired finance receivables are classified in Level 3 of the fair value hierarchy.

Impaired Retail Receivables

Retail contracts greater than 120 days past due are measured at fair value based on the fair value of the underlying collateral less costs to sell.  The fair value of collateral is based on the current average selling prices for like vehicles at wholesale used vehicle auctions.  Vehicles are sold promptly upon repossession.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Unsecured Notes and Loans Payable

Unsecured notes and loans payable are primarily valued using current market rates and credit spreads for debt with similar maturities.  Our valuation models utilize observable inputs such as standard industry curves; therefore, we classify these unsecured notes and loans payables in Level 2 of the fair value hierarchy.  Where observable inputs are not available, we use quoted market prices to estimate the fair value of unsecured notes and loans payable.  These unsecured notes and loans payable are classified in Level 3 of the fair value hierarchy since the market for these instruments is not active.  In a limited number of instances, where neither observable inputs nor quoted market prices are available, we estimate the fair value of unsecured notes and loans payable using quotes from counterparties or a third party pricing vendor.  We review the appropriateness of these fair value measurements by assessing the reasonableness of period over period fluctuations.  Since the valuations utilize unobservable inputs, we classify the unsecured notes and loans payable in Level 3 of the fair value hierarchy.

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

Offsetting of Derivatives

The accounting guidance permits the net presentation on the Consolidated Balance Sheet of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists.  When we meet this condition, we elect to present such balances on a net basis.  Our embedded derivative contracts do not meet the accounting guidance permitting netting and therefore balances are presented on a gross basis.

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

Risk Transfer

Our insurance operations transfer certain risks to protect us against the impact of unpredictable high severity losses.  The amounts recoverable from reinsurers and other companies that assume liabilities relating to our insurance operations are determined in a manner consistent with the related reinsurance or risk transfer agreement.  Amounts recoverable from reinsurers and other companies on unpaid losses are recorded as a receivable but are not collectible until the losses are paid.  Revenues related to risks transferred are recognized on the same basis as the related revenues from the underlying agreements.  Covered losses are recorded as a reduction to insurance losses and loss adjustment expenses.

Income Taxes

We use the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current fiscal year’s provision for income taxes.

TMCC files a consolidated federal income tax return with its subsidiaries and TFSA.  TMCC files either separate or consolidated/combined state income tax returns with Toyota Motor North America (“TMNA”), TFSA, or subsidiaries of TMCC.  State income tax expense is generally recognized as if TMCC and its subsidiaries filed their tax returns on a stand-alone basis.  In those states where TMCC and its subsidiaries join in the filing of consolidated or combined income tax returns, TMCC and its subsidiaries are allocated their share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss.  Based on the federal and state tax sharing agreements, TFSA and TMCC and its subsidiaries pay for their share of the income tax expense and are reimbursed for the benefit of any of their tax losses utilized in the federal and state income tax returns.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  This accounting guidance is expected to be effective for us on April 1, 2018 with optional early adoption on April 1, 2017.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In February 2015, the FASB issued new guidance that amends the analysis a reporting entity must perform to determine whether it should consolidate certain legal entities.  This accounting guidance is effective for us on April 1, 2016.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In April 2015, the FASB issued new guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  This accounting guidance will be effective for us on April 1, 2016.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In April 2015, the FASB issued new guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  While similar guidance exists under current U.S. GAAP for cloud service providers, this update provides explicit guidance for a customer's accounting.  This accounting guidance will be effective for us on April 1, 2016.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In May 2015, the FASB issued new guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  This accounting guidance will be effective for us on April 1, 2016.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In May 2015, the FASB issued new guidance that requires additional disclosures related to short-duration insurance contracts.  This accounting guidance will be effective for us for the annual period beginning April 1, 2016 and for interim periods within annual periods beginning April 1, 2017.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

Recently Adopted Accounting Guidance

In April 2014, we adopted new FASB accounting guidance which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2014, we adopted new FASB accounting guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. Pursuant to the new guidance, an entity is required to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  Additionally, the guidance requires each reporting entity to disclose the nature and amount of each obligation as well as other information about those obligations in the footnotes to its financial statements.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements

The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and 2014, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million as of March 31, 2015 and 2014.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of March 31, 2015 and 2014.

As of March 31, 2015

	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$249	$820	$-	$-	$1,069
U.S. government and agency obligations	40	-	-	-	40
Certificates of deposit	-	1,105	-	-	1,105
Cash equivalents total	289	1,925	-	-	2,214
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	4,215	142	2	-	4,359
Municipal debt securities	-	12	-	-	12
Certificates of deposit	-	175	-	-	175
Commercial paper	37	-	-	-	37
Corporate debt securities	-	131	14	-	145
Mortgage-backed securities:
U.S. government agency	-	59	-	-	59
Non-agency residential	-	-	4	-	4
Non-agency commercial	-	-	44	-	44
Asset-backed securities	-	-	39	-	39
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	-	148	-	-	148
Short-term sector fund	-	37	-	-	37
U.S. government sector fund	-	335	-	-	335
Municipal sector fund	-	20	-	-	20
Investment grade corporate sector fund	-	268	-	-	268
High-yield sector fund	-	55	-	-	55
Real return sector fund	-	232	-	-	232
Mortgage sector fund	-	399	-	-	399
Asset-backed securities sector fund	-	72	-	-	72
Emerging market sector fund	-	71	-	-	71
International sector fund	-	160	-	-	160
Equity mutual fund	460	-	-	-	460
Available-for-sale securities total	4,712	2,316	103	-	7,131
Derivative assets:
Foreign currency swaps	-	210	7	-	217
Interest rate swaps	-	470	1	-	471
Counterparty netting and collateral	-	-	-	(635)	(635)
Derivative assets total	-	680	8	(635)	53
Assets at fair value	5,001	4,921	111	(635)	9,398
Derivative liabilities:
Foreign currency swaps	-	(1,888)	-	-	(1,888)
Interest rate swaps	-	(386)	-	-	(386)
Counterparty netting and collateral	-	-	-	2,184	2,184
Liabilities at fair value	-	(2,274)	-	2,184	(90)
Net assets at fair value	$5,001	$2,647	$111	$1,549	$9,308

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During fiscal 2015 and 2014, certain corporate debt securities were transferred from Level 2 to Level 3 due to reduced transparency of inputs for determination of fair value for these instruments.  Additionally, during fiscal 2014 there was a $2 million transfer from the corporate debt securities asset class to the U.S. government and agency obligations asset class within the Level 3 debt instruments due to a reclassification of an existing debt instrument.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for fiscal 2015 and 2014:

Year Ended March 31, 2015

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities					Derivatives			Total net assets (liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2014	$2	$12	$48	$27	$89	$3	$70	$73	$162
Total (losses) gains
Included in earnings	-	-	-	-	-	-	(54)	(54)	(54)
Included in other comprehensive income	-	-	2	-	2	-	-	-	2
Purchases, issuances, sales, and settlements
Purchases	-	3	12	22	37	-	-	-	37
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(3)	(7)	(5)	(15)	-	-	-	(15)
Settlements	-	-	(7)	(5)	(12)	(2)	(9)	(11)	(23)
Transfers in to Level 3	-	2	-	-	2	-	-	-	2
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, March 31, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
The amount of total (losses) gains included in earnings attributable to assets still held at the reporting date						$-	$(54)	$(54)	$(54)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Year Ended March 31, 2014

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities					Derivatives				Total net assets (liabilities)

	U.S.				Total				Total
	government	Corporate	Mortgage	Asset-	available-	Interest	Foreign	Embedded	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	derivatives,	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	net	(liabilities)
Fair value, April 1, 2013	$-	$4	$56	$13	$73	$12	$55	$(12)	$55	$128
Total gains
Included in earnings	-	-	-	-	-	5	17	12	34	34
Included in other comprehensive income	-	-	(2)	-	(2)	-	-	-	-	(2)
Purchases, issuances, sales, and settlements
Purchases	-	3	7	16	26	-	-	-	-	26
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	(8)	-	(8)	-	-	-	-	(8)
Settlements	-	-	(5)	(2)	(7)	(14)	(2)	-	(16)	(23)
Transfers in to Level 3	2	7	-	-	9	-	-	-	-	9
Transfers out of Level 3		(2)	-	-	(2)	-	-	-	-	(2)
Fair value, March 31, 2014	$2	$12	$48	$27	$89	$3	$70	$-	$73	$162
The amount of total (losses)/gains included in earnings attributable to assets still held at the reporting date						$(2)	$23	$-	$21	$21

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral, less estimated costs to sell, when there is evidence of impairment.  We did not have any significant nonrecurring fair value items as of March 31, 2015 and 2014.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements

The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the years ended March 31, 2015 and 2014.

Financial Instruments

The following tables provide information about financial assets and liabilities not carried at fair value on a recurring basis in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of March 31, 2015

Financial assets
Finance receivables, net
Retail loan	$49,734	$-	$-	$49,887	$49,887
Commercial	217	-	-	223	223
Wholesale	9,123	-	-	9,176	9,176
Real estate	4,602	-	-	4,564	4,564
Working capital	1,815	-	-	1,804	1,804

Financial liabilities
Commercial paper	$27,006	$-	$27,006	$-	$27,006
Unsecured notes and loans payable	52,388	-	53,174	634	53,808
Secured notes and loans payable	10,837	-	-	10,832	10,832

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

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  The amount excludes related party transactions of $94 million and $89 million at March 31, 2015 and 2014, respectively, and direct finance leases of $308 million and $274 million at March 31, 2015 and 2014, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	March 31, 2015
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$4,357	$3	$(1)	$4,359
Municipal debt securities	10	2	-	12
Certificates of deposit	175	-	-	175
Commercial paper	37	-	-	37
Corporate debt securities	138	7	-	145
Mortgage-backed securities:
U.S. government agency	57	2	-	59
Non-agency residential	3	1	-	4
Non-agency commercial	43	1	-	44
Asset-backed securities	39	-	-	39
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	148	-	-	148
Short-term sector fund	35	2	-	37
U.S. government sector fund	311	24	-	335
Municipal sector fund	19	1	-	20
Investment grade corporate sector fund	256	15	(3)	268
High-yield sector fund	50	6	(1)	55
Real return sector fund	235	-	(3)	232
Mortgage sector fund	390	9	-	399
Asset-backed securities sector fund	63	9	-	72
Emerging market sector fund	73	-	(2)	71
International sector fund	146	14	-	160
Equity mutual fund	190	270	-	460
Total investments in marketable securities	$6,775	$366	$(10)	$7,131

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

The fixed income mutual funds are investments in funds that are privately placed and managed by an open-end investment management company (the “Trust”).  If we elect to redeem shares, the Trust will normally redeem all shares for cash, but may, in unusual circumstances, redeem amounts exceeding the lesser of $250 thousand or 1 percent of the Trust’s asset value by payment in kind of securities held by the respective fund during any 90-day period.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities at a consecutive loss position for less than twelve months and for greater than twelve months were not significant at March 31, 2015 and 2014.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type for the following:

	Years Ended March 31,
(Dollars in millions)	2015	2014	2013
Available-for-sale securities:
Realized gains on sales	$71	$59	$23
Realized losses on sales	$(1)	$(4)	$(2)
Other-than-temporary impairment	$-	$(55)	$-

Other-than-temporary impairment write-downs were not significant during the year ended March 31, 2015. Substantially all of the other-than-temporary impairment write-downs of $55 million during the year ended March 31, 2014 were related to fixed income mutual funds. For fiscal 2013, there were no available-for-sale securities with unrealized losses that were deemed to be other-than-temporarily impaired.

Contractual Maturities

The amortized cost, fair value and contractual maturities of available-for-sale debt instruments at March 31, 2015 are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	March 31, 2015
(Dollars in millions)	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$4,452	$4,451
Due after 1 year through 5 years	121	124
Due after 5 years through 10 years	82	85
Due after 10 years	62	68
Mortgage-backed and asset-backed securities[1]	142	146
Total	$4,859	$4,874

1  Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at March 31, 2015 and 2014.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net

Finance receivables, net consist of retail and dealer accounts including accrued interest and deferred fees and costs, net of the allowance for credit losses and deferred income.  Securitized receivables represent retail loan receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements, as discussed further in Note 10 – Variable Interest Entities.  Cash flows from these securitized receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

(Dollars in millions)	March 31, 2015	March 31, 2014
Retail receivables	$39,141	$40,216
Securitized retail receivables	11,682	9,633
Dealer financing	15,744	15,925
	66,567	65,774

Deferred origination (fees) and costs, net	646	651
Deferred income	(911)	(863)
Allowance for credit losses
Retail and securitized retail receivables	(301)	(298)
Dealer financing	(108)	(88)
Total allowance for credit losses	(409)	(386)
Finance receivables, net	$65,893	$65,176

Contractual maturities on retail receivables and dealer financing are as follows (dollars in millions):

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2016	$14,461	$11,224
2017	13,043	1,718
2018	10,726	954
2019	7,426	806
2020	3,883	524
Thereafter	1,278	518
Total	$50,817	$15,744

Finance receivables, net and retail receivables presented in the previous tables include direct finance lease receivables, net of $308 million and $274 million at March 31, 2015 and 2014, respectively.  Contractual maturities of retail receivables exclude $6 million of estimated unguaranteed residual values related to direct finance leases.

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

Individual borrower accounts for each class of finance receivables within the retail loan and commercial portfolio segments are segregated into aging categories based on the number of days outstanding.  The aging for each class of finance receivables is updated monthly.

Dealer Products Portfolio Segment

For the three classes of finance receivables within the dealer products portfolio segment (wholesale, real estate and working capital), all loans outstanding for an individual dealer or dealer group, which includes affiliated entities, are aggregated and evaluated collectively by dealer or dealer group.  This reflects the interconnected nature of financing provided to our individual dealer and dealer group customers, and their affiliated entities.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

The tables below present each credit quality indicator by class of finance receivable as of March 31, 2015 and 2014:

	Retail Loan		Commercial
(Dollars in millions)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Aging of finance receivables:
Current	$49,684	$48,828	$511	$432
30-59 days past due	467	459	8	6
60-89 days past due	100	90	2	1
90 days or greater past due	51	33	-	-
Total	$50,302	$49,410	$521	$439

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Credit quality indicators:
Performing	$7,993	$8,129	$3,782	$3,791	$1,643	$1,642
Credit Watch	1,137	1,282	842	855	176	158
At Risk	60	24	37	12	32	25
Default	36	1	4	-	2	6
Total	$9,226	$9,436	$4,665	$4,658	$1,853	$1,831

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivable as of March 31, 2015 and 2014:

	Impaired Finance Receivables		Unpaid Principal Balance		Individually Evaluated Allowance
(Dollars in millions)	2015	2014	2015	2014	2015	2014

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$76	$13	$76	$13	$14	$1
Real estate	52	27	52	27	10	8
Working capital	34	23	34	23	31	22
Total	$162	$63	$162	$63	$55	$31

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$105	$51	$105	$51
Real estate	91	90	91	90
Working capital	2	4	2	4
Total	$198	$145	$198	$145

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$264	$322	$261	$318
Commercial	-	1	-	1
Total	$264	$323	$261	$319

Total impaired account balances:

Retail loan	$264	$322	$261	$318
Commercial	-	1	-	1
Wholesale	181	64	181	64
Real estate	143	117	143	117
Working capital	36	27	36	27
Total	$624	$531	$621	$527

As of March 31, 2015 and 2014, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $172 million and $54 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance. As of March 31, 2015, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs are insignificant and excluded from the table above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans during fiscal 2015 and 2014:

	Average Impaired Finance Receivables		Interest Income Recognized
	Years ended March 31,		Years ended March 31,
(Dollars in millions)	2015	2014	2015	2014

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$29	$16	$-	$-
Real estate	26	32	1	1
Working capital	25	24	1	2
Total	$80	$72	$2	$3

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$66	$59	$1	$1
Real estate	91	93	3	4
Working capital	3	4	-	-
Total	$160	$156	$4	$5

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$294	$368	$22	$27
Commercial	1	1	-	-
Total	$295	$369	$22	$27

Total impaired account balances:

Retail loan	$294	$368	$22	$27
Commercial	1	1	-	-
Wholesale	95	75	1	1
Real estate	117	125	4	5
Working capital	28	28	1	2
Total	$535	$597	$28	$35

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  In addition, interest income recognized using a cash-basis method of accounting during fiscal 2015 and 2014 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2015 and 2014 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  Troubled debt restructurings for accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2015 and 2014.

We consider finance receivables under bankruptcy protection within the retail loan and commercial classes to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2015 and 2014, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during fiscal 2015 and 2014, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consist of vehicle and equipment leases, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 10 – Variable Interest Entities.  Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

(Dollars in millions)	March 31, 2015	March 31, 2014
Investments in operating leases	$37,555	$31,023
Securitized investments in operating leases	1,571	248
	39,126	31,271
Deferred origination (fees) and costs, net	(169)	(146)
Deferred income	(968)	(826)
Accumulated depreciation	(6,785)	(5,462)
Allowance for credit losses	(76)	(68)
Investments in operating leases, net	$31,128	$24,769

Future minimum rentals on operating leases are as follows (dollars in millions):

Years ending March 31,	Future minimum rentals on operating leases
2016	$5,065
2017	3,214
2018	1,274
2019	229
2020	29
Thereafter	1
Total	$9,812

A portion of our operating lease contracts has historically terminated prior to maturity.  Future minimum rentals shown above should not be considered indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Allowance for credit losses at beginning of period	$454	$527	$619
Provision for credit losses	308	170	121
Charge-offs, net of recoveries	(277)	(243)	(213)
Allowance for credit losses at end of period	$485	$454	$527

Charge-offs are shown net of recoveries of $86 million, $85 million and $87 million for fiscal 2015, 2014 and 2013, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for fiscal 2015 and 2014:

Fiscal Year Ended March 31, 2015

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, April 1, 2014	$296	$2	$88	$386
Charge-offs	(273)	(2)	(1)	(276)
Recoveries	61	1	1	63
Provisions	215	1	20	236
Ending balance, March 31, 2015	$299	$2	$108	$409

Ending balance: Individually evaluated for impairment	$-	$-	$55	$55
Ending balance: Collectively evaluated for impairment	$299	$2	$53	$354

Finance Receivables:
Ending balance, March 31, 2015	$50,302	$521	$15,744	$66,567
Ending balance: Individually evaluated for impairment	$-	$-	$360	$360
Ending balance: Collectively evaluated for impairment	$50,302	$521	$15,384	$66,207

The ending balance of finance receivables collectively evaluated for impairment includes approximately $264 million of finance receivables within the retail loan and commercial portfolio segments that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2015, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2015 includes $917 million in receivables which are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) and $122 million in receivables which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses (Continued)

Fiscal Year Ended March 31, 2014

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:

Beginning balance, April 1, 2013	$333	$5	$107	$445
Charge-offs	(263)	(2)	-	(265)
Recoveries	64	1	-	65
Provisions	162	(2)	(19)	141
Ending balance, March 31, 2014	$296	$2	$88	$386

Ending balance: Individually evaluated for impairment	$-	$-	$31	$31
Ending balance: Collectively evaluated for impairment	$296	$2	$57	$355

Finance Receivables:
Ending balance, March 31, 2014	$49,410	$439	$15,925	$65,774
Ending balance: Individually evaluated for impairment	$-	$-	$208	$208
Ending balance: Collectively evaluated for impairment	$49,410	$439	$15,717	$65,566

The ending balance of finance receivables collectively evaluated for impairment includes approximately $322 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2014, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2014 includes $836 million in receivables which are guaranteed by TMS and $144 million in receivables which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	March 31, 2015	March 31, 2014
Aggregate balances 60 or more days past due:
Finance receivables	$153	$125
Investments in operating leases	52	36
Total	$205	$161

Substantially all finance and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and accounts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell.  Accounts for which vehicles are repossessed are excluded.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of March 31, 2015 and 2014:

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing

As of March 31, 2015

Retail loan	$467	$100	$51	$618	$49,684	$50,302	$32
Commercial	8	2	-	10	511	521	-
Wholesale	-	-	-	-	9,226	9,226	-
Real estate	-	-	-	-	4,665	4,665	-
Working capital	-	-	-	-	1,853	1,853	-
Total	$475	$102	$51	$628	$65,939	$66,567	$32

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing

As of March 31, 2014

Retail loan	$459	$90	$33	$582	$48,828	$49,410	$33
Commercial	6	1	-	7	432	439	-
Wholesale	-	-	-	-	9,436	9,436	-
Real estate	4	1	-	5	4,653	4,658	-
Working capital	-	-	-	-	1,831	1,831	-
Total	$469	$92	$33	$594	$65,180	$65,774	$33

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee, which provides a framework for financial controls and governance to manage market risk.

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of March 31, 2015, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between when collateral is exchanged and when our derivatives are valued.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at March 31, 2015 was $90 million, excluding adjustments made for our own non-performance risk.  However, we would not be required to post additional collateral to the counterparties with which we were in a net liability position at March 31, 2015 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet at March 31, 2015 and 2014.

As of March 31, 2015	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
		Fair		Fair		Fair
(Dollars in millions)	Notional	value	Notional	value	Notional	value
Other assets
Interest rate swaps	$190	$4	$26,549	$467	$26,739	$471
Foreign currency swaps	271	24	913	193	1,184	217
Total	$461	$28	$27,462	$660	$27,923	$688

Counterparty netting and collateral held						(635)
Carrying value of derivative contracts – Other assets						$53

Other liabilities
Interest rate swaps	$-	$-	$64,852	$386	$64,852	$386
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	251	43	12,971	1,845	13,222	1,888
Total	$251	$43	$77,873	$2,231	$78,124	$2,274

Counterparty netting and collateral held						(2,184)
Carrying value of derivative contracts – Other liabilities						$90

As of March 31, 2015, we held collateral of $145 million which offset derivative assets, and posted collateral of $1,694 million which offset derivative liabilities.  We also held excess collateral of $10 million which we did not use to offset derivative assets, and we posted excess collateral of $2 million which we did not use to offset derivative liabilities.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, for fiscal 2015, 2014 and 2013 as reported in our Consolidated Statement of Income:

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Interest expense on debt	$1,213	$1,262	$1,330
Interest income on hedge accounting derivatives	(43)	(85)	(103)
Interest income on non-hedge accounting foreign currency swaps	(147)	(202)	(258)
Interest expense on non-hedge accounting interest rate swaps	123	210	359
Interest expense on debt and derivatives, net	1,146	1,185	1,328

Loss on hedge accounting derivatives:
Interest rate swaps	19	20	15
Foreign currency swaps	122	8	274
Loss on hedge accounting derivatives	141	28	289
Less hedged item: change in fair value of fixed rate debt	(142)	(31)	(299)
Ineffectiveness related to hedge accounting derivatives	(1)	(3)	(10)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
Gain on non-hedge accounting foreign currency transactions	(2,375)	(45)	(430)
Loss on non-hedge accounting foreign currency swaps	2,248	185	431
(Gain) loss on non-hedge accounting interest rate swaps	(282)	18	(379)
Total interest expense	$736	$1,340	$940

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense is not significant for the years ended March 31, 2015, 2014 and 2013, as we fully collateralize our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	March 31, 2015	March 31, 2014
Other assets:

Notes receivable from affiliates	$1,184	$1,172
Used vehicles held for sale	188	139
Deferred charges	122	116
Income taxes receivable	174	-
Derivative assets	53	49
Other assets	561	394
Total other assets	$2,282	$1,870

Other liabilities:

Unearned insurance premiums and contract revenues	$1,825	$1,665
Derivative liabilities	90	6
Accounts payable and accrued expenses	855	746
Deferred income	405	332
Other liabilities	180	139
Total other liabilities	$3,355	$2,888

Included in total other assets is a non-cash movement related to used vehicles held for sale that was excluded from operating activities and investing activities in the consolidated statement of cash flows.  The amount of non-cash movement was $58 million, $147 million and $183 million at March 31, 2015, 2014 and 2013, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	March 31,		March 31,
(Dollars in millions)	2015	2014	2015	2014
Commercial paper	$27,006	$27,709	0.21%	0.18%
Unsecured notes and loans payable	52,307	49,075	1.86%	1.99%
Secured notes and loans payable	10,837	8,158	0.60%	0.54%
Carrying value adjustment	81	425
Total debt	$90,231	$85,367	1.22%	1.26%

The commercial paper balance includes unamortized premiums and discounts.  As of March 31, 2015, our commercial paper had a weighted average remaining maturity of 81 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at March 31, 2015 included $17.4 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $35.0 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2014 included $17.6 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $31.9 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At March 31, 2015 and 2014, the carrying values of these foreign currency denominated notes payable were $12.4 billion and $12.6 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.5 percent at March 31, 2015 and 0.4 percent to 1.6 percent at March 31, 2014.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased by $344 million at March 31, 2015 compared to March 31, 2014 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which some of our debt is denominated.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below (dollars in millions).  Actual repayment of secured debt will vary based on the repayment activity on the related pledged assets.

Future
Years ending March 31,	debt maturities
2016	$47,675
2017	11,379
2018	12,087
2019	4,517
2020	5,021
Thereafter	9,552
Total debt	$90,231

Interest payments on commercial paper and debt, including net settlements on interest rate swaps, were $1.0 billion, $1.1 billion and $1.3 billion in fiscal 2015, 2014 and 2013, respectively.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of March 31, 2015 and 2014:

	March 31, 2015
		VIE Assets			VIE Liabilities
(Dollars in millions)	Restricted Cash	Gross Securitized Assets	Net Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$730	$11,682	$11,509	$4	$9,980	$3
Investments in operating leases	54	1,571	1,193	11	857	-
Total	$784	$13,253	$12,702	$15	$10,837	$3

	March 31, 2014
		VIE Assets			VIE Liabilities
(Dollars in millions)	Restricted Cash	Gross Securitized Assets	Net Securitized Assets	Other Assets	Debt	Other Liabilities

Retail finance receivables	$624	$9,633	$9,501	$3	$8,146	$2
Investment in operating leases	20	248	156	4	12	-
Total	$644	$9,881	$9,657	$7	$8,158	$2

Restricted cash shown in the table above represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,275 million and $1,169 million of securities retained by TMCC at March 31, 2015 and 2014, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity position in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  At March 31, 2015 and 2014, amounts due from these dealers that are classified as finance receivables, net in the Consolidated Balance Sheet and revenues received during each of fiscal 2015, 2014 and 2013 from these dealers under the TDIG Program were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2015.  We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2015, TMCC had committed bank credit facilities totaling $5.7 billion of which $3.2 billion, $2.1 billion and $375 million mature in fiscal 2016, 2018 and 2020, respectively.

These credit agreements contain covenants, and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2015 and 2014. We are in compliance with the covenants and conditions of the credit agreements described above.

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

Defined Benefit Plan

Prior to January 1, 2015, our employees were generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plan sponsored by TMS commencing on the first day of the month following hire and were vested after 5 years of continuous employment.  Effective January 1, 2015, except for certain collectively bargained employees, TMS-sponsored benefit pension plans were closed to employees first employed or reemployed on or after such date.

Benefits payable under this non-contributory defined benefit pension plan are based, generally, upon the employees' years of credited service (up to a maximum of 25 years), the highest average annual compensation (as defined in the plan) for any 60 consecutive month period out of the last 120 months of employment (the “Applicable Years”), and one-half of eligible bonus/gift payments for the Applicable Years (recalculated to determine the annual average of such amount), reduced by a percentage of the estimated amount of social security benefits.

Pension costs allocated to TMCC for our employees in the TMS pension plan were $4 million, $15 million and $8 million for fiscal 2015, 2014 and 2013, respectively.

Defined Contribution Plan

Employees meeting certain eligibility requirements, as defined in the plan documents, may participate in the Toyota Motor Sales Savings Plan sponsored by TMS.  Under these plans, eligible employees may elect to contribute between 1 percent and 30 percent of their eligible pre-tax compensation, subject to federal tax regulation limits.  We match 66 2/3 cents for each dollar the participant contributes, up to 6 percent of base pay.  Participants are vested 25 percent each year with respect to our contributions and are fully vested after four years. The contributions are funded bi-weekly by payments to the plans’ administrator.  Certain employees hired on or after January 1, 2015, may be eligible to receive an annually funded Company contribution to the plans calculated based on their age and compensation.

TMCC employer contributions to the TMS savings plan were $7 million for fiscal 2015, 2014 and 2013, respectively.

Other Post-Retirement Benefit Plans

In addition, employees are generally eligible to participate in other post-retirement benefits sponsored by TMS which provide certain health care and life insurance benefits to eligible retired employees.  In order to be eligible for these benefits, the employee must retire with at least ten years of service and in some cases be at least 55 years of age.

Other post-retirement benefit costs allocated to TMCC were $13 million, $16 million and $15 million for fiscal 2015, 2014 and 2013, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision

The provision for income taxes consisted of the following:

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Current
Federal	$(25)	$(24)	$(15)
State	(15)	(3)	41
Foreign	9	8	6
Total current	(31)	(19)	32
Deferred
Federal	644	460	721
State	117	54	69
Foreign	(1)	2	2
Total deferred	760	516	792
Provision for income taxes	$729	$497	$824

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2015	2014	2013
Provision for income taxes at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	3.2%	3.1%	3.2%
Other	(0.3)%	(1.4)%	-%
Effective tax rate	37.9%	36.7%	38.2%

For fiscal 2015, 2014, and 2013 the amounts in Other in the table above include benefits from federal plug-in and electric vehicle credits offset by adjustments for the differences between the income tax accrued in the prior year as compared with the actual liability on the income tax returns as filed.

The net deferred income tax liabilities, by tax jurisdiction, are as follows:

	March 31,
(Dollars in millions)	2015	2014
Federal	$6,873	$6,217
State	646	529
Foreign	-	1
Net deferred income tax liability	$7,519	$6,747

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

Our net deferred income tax liability consists of the following deferred tax liabilities and assets:

	March 31,
(Dollars in millions)	2015	2014[1]
Liabilities:
Lease transactions	$8,576	$7,115
State taxes	570	482
Mark-to-market of investments in marketable securities and derivatives	292	138
Other	329	295
Deferred tax liabilities	$9,767	$8,030

Assets:
Provision for credit and residual value losses	328	292
Deferred costs and fees	258	211
Net operating loss and tax credit carryforwards	1,615	742
Other	67	56
Deferred tax assets	2,268	1,301
Valuation allowance	(20)	(18)
Net deferred tax assets	$2,248	$1,283
Net deferred income tax liability[2]	$7,519	$6,747

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

2  Balance includes deferred tax liabilities attributable to unrealized gain or loss included in accumulated other comprehensive income or loss, net of $136 million and $124 million at March 31, 2015 and 2014, respectively. The change in this deferred liability is not included in total deferred tax expense.

We have deferred tax assets related to our cumulative federal net operating loss carryforwards of $1,435 million and $591 million available at March 31, 2015 and 2014, respectively.  The federal net operating loss carryforwards will expire beginning in fiscal 2029 through fiscal 2035.  At March 31, 2015, we have a deferred tax asset of $71 million for state tax net operating loss carryforwards which will expire in fiscal 2016 through fiscal 2035.  At March 31, 2014, we had deferred tax assets of $56 million for state tax net operating loss carryforwards which will expire in fiscal 2015 through fiscal 2034.  For fiscal 2014, we reclassified lease-related charge-offs of $18 million from Provision for credit and residual value losses to Lease transactions for comparative purposes to these items for fiscal 2015.

On December 19, 2014, the Tax Increase Prevention Act of 2014 (the “Act”) was enacted which extended bonus depreciation.  The impact of the Act is reflected in our federal tax loss carryforwards.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

In addition, at March 31, 2015 and 2014, we have deferred tax assets for federal and state hybrid credits of $96 million and $80 million, respectively.  The deferred tax assets related to state tax net operating losses and state hybrid credits are reduced by a valuation allowance of $20 million at March 31, 2015.  The deferred tax assets related to state tax net operating losses and charitable contributions were reduced by a valuation allowance of $18 million at March 31, 2014.  The determination of the valuation allowance is based on Management’s estimate of future taxable income during the respective carryforward periods.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.  We made net tax payments of $143 million for fiscal 2015 and received a net tax refund of $30 million in fiscal 2014.

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, U.S. taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2015, these unremitted earnings totaled $196 million.  Determination of the amount of the deferred tax liability is not practicable, and accordingly no estimate of the unrecorded deferred tax liability is provided.  Although there are no foreseeable events causing repatriation of earnings, possible examples may include but not be limited to parent company capital needs or exiting the business in the foreign country.

At March 31, 2015, we had a receivable of $13 million for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries. At March 31, 2014, the payable for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries was $11 million. At March 31, 2015 we had a receivable of $5 million for federal and state income tax from TMCC affiliated companies. At March 31, 2014, we had a receivable of less than $1 million for federal and state income tax from TMCC affiliated companies.  Such TMCC affiliated companies include TFSA, Toyota Financial Savings Bank (“TFSB”), and Toyota Financial Services Securities USA Corporation.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.

The change in unrecognized tax benefits in fiscal 2015, 2014 and 2013 are as follows:

	March 31,
(Dollars in millions)	2015	2014	2013
Balance at beginning of the year	$6	$7	$8
Increases related to positions taken during the current year	-	-	1
Decreases related to positions taken during the prior years	-	(1)	-
Settlements	(6)	-	(2)
Balance at end of year	$-	$6	$7

At March 31, 2015, less than $1 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate.  At March 31, 2014 and 2013, approximately $1 million of the respective unrecognized tax benefits at each year end would, if recognized, have an effect on the effective tax rate.  There are no amounts remaining in the respective unrecognized tax benefits at March 31, 2015 and 2014 that are related to the timing of deductibility.  During fiscal 2015, $1 million of the decrease in unrecognized tax benefits had an effect on the effective tax rate. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2015, 2014, and 2013, less than $1 million was accrued for interest and no penalties were accrued.

Tax-related Contingencies

As of March 31, 2015, we remain under IRS examination for fiscal 2015 and 2014. The IRS examinations for fiscal 2013 and 2012 were concluded in the first quarter of fiscal 2015.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

(Dollars in millions)	March 31, 2015	March 31, 2014
Commitments:
Credit facilities commitments with vehicle and industrial equipment dealers	$1,137	$1,295
Minimum lease commitments	60	62
Total commitments	1,197	1,357
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,297	$1,457

Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Total rental expense, including payments to affiliates, was $26 million, $25 million, and $22 million for fiscal 2015, 2014, and 2013, respectively.  Minimum lease commitments include $23 million for facilities leases with affiliates at March 31, 2015.  At March 31, 2015, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2016	$19
2017	19
2018	14
2019	6
2020	2
Thereafter	-
Total	$60

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

On April 28, 2014, the Company announced that our corporate headquarters will move from Torrance, California to Plano, Texas beginning in 2017 as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing to a single new headquarters facility.   To date, the Company has not incurred any significant costs related to employees, lease termination or other related relocation expenses as a result of this planned headquarters move.  These moving costs will be expensed as incurred over the next several years. We do not currently expect these amounts to be significant.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2015 and 2014.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2015, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2015 and 2014, no amounts have been recorded under these indemnification provisions.

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

As previously disclosed, we continue to engage in communications with the Consumer Financial Protection Bureau and the U.S. Department of Justice (together, the “Agencies”) regarding our purchases of auto finance contracts from dealers and related discretionary dealer compensation practices.  At March 31, 2015, we recorded as a loss contingency an amount that was not material to our consolidated financial condition or results of operations for the year ended March 31, 2015.  Based on the current state of discussions with the Agencies, we believe the range of reasonably possible losses in excess of the amount accrued is not material.  We are continuing discussions with the Agencies and intend to achieve a mutually satisfactory resolution to these matters.  However, if such resolution does not occur, we may be subject to an enforcement action.  In addition, we have received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and we are fully cooperating with this request.  We cannot predict the outcome of this request given its preliminary status.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Years ended March 31,
(Dollars in millions)	2015	2014	2013
Net financing revenues:
Manufacturers’ subvention support and other revenues	$1,196	$994	$940
Origination costs paid to affiliates	$(1)	$-	$-
Credit support fees incurred	$(88)	$(82)	$(72)
Foreign exchange loss on loans payable to affiliates	$-	$-	$(39)
Interest expense on loans payable to affiliates	$(2)	$(3)	$(6)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$129	$131	$161

Investments and other income, net:
Interest earned on notes receivable from affiliates	$4	$6	$6

Expenses:
Shared services charges and other expenses	$63	$61	$64
Employee benefits expense	$24	$38	$30
Insurance losses and loss adjustment expenses	$1	$-	$-

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	March 31, 2015	March 31, 2014
Assets:
Investments in marketable securities
Investments in affiliates' commercial paper	$37	$-

Finance receivables, net
Accounts receivable from affiliates	$83	$74
Direct finance lease receivables from affiliates	$6	$6
Notes receivable under home loan programs	$11	$15
Deferred retail origination costs paid to affiliates	$1	$1
Deferred retail subvention income from affiliates	$(802)	$(768)

Investments in operating leases, net
Leases to affiliates	$7	$7
Deferred lease origination costs paid to affiliates	$1	$-
Deferred lease subvention income from affiliates	$(950)	$(806)

Other assets
Notes receivable from affiliates	$1,184	$1,172
Other receivables from affiliates	$6	$2
Subvention support receivable from affiliates	$126	$159

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$252	$244
Accounts payable to affiliates	$136	$216
Notes payable to affiliates	$24	$22

Shareholder’s Equity:
Stock-based compensation	$2	$2

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Financing Support Arrangements with Affiliates

TMCC is party to a credit support agreement with TFSC (the “TMCC Credit Support Agreement”).  The agreement requires TFSC to maintain certain ownership, net worth maintenance, and debt service provisions in respect of TMCC, but is not a guarantee by TFSC of any securities or obligations of TMCC.  In conjunction with this credit support agreement, TMCC has agreed to pay TFSC a semi-annual fee based on a fixed rate applied to the weighted average outstanding amount of securities entitled to credit support.  Credit support fees incurred under this agreement were $88 million, $82 million, and $72 million for fiscal 2015, 2014, and 2013, respectively.

Toyota Credit de Puerto Rico Corp. (“TCPR”) is the beneficiary of a credit support agreement with TFSC containing provisions similar to the TMCC Credit Support Agreement described above.

In addition, TMCC receives and provides financing support from TFSC and other affiliates in the form of promissory notes, conduit finance agreements and various loan and credit facility agreements.  Total financing support received and provided, along with the amounts currently outstanding under those agreements, is summarized below.  All foreign currency amounts have been translated at the exchange rates in effect as of March 31, 2015.

Financing Support Provided by Parent and Affiliates (amounts in millions):

			Amounts outstanding (USD) at
Affiliate	Financing available to TMCC		March 31, 2015	March 31, 2014

Toyota Credit Canada Inc.	CAD	1,500	$-	$-
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	-	-
Toyota Financial Services Americas Corporation	USD	200	24	22
Toyota Finance Australia Limited	USD	1,000	-	-
Total			$24	$22

Financing Support Provided to Parent and Affiliates (amounts in millions):

			Amounts outstanding (USD) at
Affiliate	Financing made available by TMCC		March 31, 2015	March 31, 2014

Toyota Financial Savings Bank	USD	400	$25	$40
Toyota Credit Canada Inc.	CAD	2,500	-	-
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	778	827
Toyota Financial Services Americas Corporation	USD	200	-	-
Toyota Financial Services Mexico, S.A. de C.V.	USD	500	-	-
Banco Toyota do Brasil	USD	300	81	105
Toyota Finance Australia Limited	USD	1,000	300	200
Total			$1,184	$1,172

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Other Financing Support Provided to Affiliates

•

TMCC and TFSC entered into conduit finance agreements under which TFSC passed along to TMCC certain funds that TFSC received from other financial institutions solely for the benefit of TMCC.  The last of these agreements expired in April 2012 and there were no amounts payable under these agreements as of March 31, 2015 and 2014, respectively.

•

TMCC provides home loans to relocated employees as well as certain officers, directors, and other members of management.  Loans to directors and executive officers were made prior to July 30, 2002 and were grandfathered under the Sarbanes Oxley Act of 2002.

•

TMCC provides wholesale financing, real estate and working capital loans to certain dealerships that were consolidated with another affiliate under the accounting guidance for variable interest entities.  TMCC also pays these dealers origination fees.  These costs represent direct costs incurred in connection with the acquisition of retail and lease contracts, including incentive and rate participation.

•

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies.

•

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines, not to exceed $150 million over a three year period. At March 31, 2015 and 2014, there were $47 million and $52 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

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

•

TMCC is party to a lease agreement, expiring in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  The lease commitments are described in Note 14 – Commitments and Contingencies.

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

Other Arrangements with Affiliates

In December 2014, TMCC entered into an agreement for the sale of certain assets relating to its commercial finance business to a newly-formed subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group. The closing date of the transaction has not yet been determined and the assets to be sold are not available for immediate sale in their present condition, as the transaction is subject to several closing conditions that have not yet been satisfied. The assets represent approximately $984 million of finance receivables, net and $923 million of investments in operating leases, net as of March 31, 2015.

As of March 31, 2015, we held $37 million of investments in commercial paper issued by Toyota Credit Canada Inc.  These investments are included in Investments in Marketable Securities in the Consolidated Balance Sheet.

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

Financial information for our reportable operating segments for the years ended March 31 is summarized as follows:

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2015:
Total financing revenues	$8,310	$-	$-	$8,310
Insurance earned premiums and contract revenues	-	638	-	638
Investment and other income, net	89	105	-	194
Total gross revenues	8,399	743	-	9,142

Less:
Depreciation on operating leases	4,857	-	-	4,857
Interest expense	736	-	-	736
Provision for credit losses	308	-	-	308
Operating and administrative expenses	825	221	-	1,046
Insurance losses and loss adjustment expenses	-	269	-	269
Provision for income taxes	635	94	-	729
Net income	$1,038	$159	$-	$1,197

Total assets	$106,653	$3,891	$(919)	$109,625

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Segment Information (Continued)

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2014:
Total financing revenues	$7,371	$-	$26	$7,397
Insurance earned premiums and contract revenues	-	593	(26)	567
Investment and other income, net	98	37	-	135
Total gross revenues	7,469	630	-	8,099

Less:
Depreciation on operating leases	4,012	-	-	4,012
Interest expense	1,340	-	-	1,340
Provision for credit losses	170	-	-	170
Operating and administrative expenses	767	198	-	965
Insurance losses and loss adjustment expenses	-	258	-	258
Provision for income taxes	437	60	-	497
Net income	$743	$114	$-	$857

Total assets	$99,737	$3,728	$(725)	$102,740

Fiscal 2013:
Total financing revenues	$7,219	$-	$25	$7,244
Insurance earned premiums and contract revenues	-	596	(25)	571
Investment and other income, net	57	116	-	173
Total gross revenues	7,276	712	-	7,988

Less:
Depreciation on operating leases	3,568	-	-	3,568
Interest expense	940	-	-	940
Provision for credit losses	121	-	-	121
Operating and administrative expenses	734	177	-	911
Insurance losses and loss adjustment expenses	-	293	-	293
Provision for income taxes	730	94	-	824
Net income	$1,183	$148	$-	$1,331

Total assets	$92,504	$3,502	$(704)	$95,302

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Dollars in millions)	Quarter	Quarter	Quarter	Quarter
Fiscal 2015:
Total financing revenues	$1,960	$2,057	$2,112	$2,181
Depreciation on operating leases	1,100	1,196	1,248	1,313
Interest expense	130	215	161	230
Net financing revenues	730	646	703	638
Other income	188	220	221	203
Provision for credit losses	38	79	103	88
Expenses	303	320	329	363
Income before income tax expense	577	467	492	390
Provision for income taxes	213	176	185	155
Net income	$364	$291	$307	$235

Fiscal 2014:
Total financing revenues	$1,795	$1,845	$1,876	$1,881
Depreciation on operating leases	951	966	1,033	1,062
Interest expense	536	314	386	104
Net financing revenues	308	565	457	715
Other income	145	157	209	191
Provision for credit losses	11	28	63	68
Expenses	298	301	297	327
Income before income tax expense	144	393	306	511
Provision for income taxes	53	149	113	182
Net income	$91	$244	$193	$329

Other income is comprised of insurance earned premiums and contract revenues as well as net investment and other income. Expenses include operating and administrative expenses as well as insurance losses and loss adjustment expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and regulations of the SEC.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2015.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Exchange Act.  Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with designated natural persons or entities involved in terrorism or the proliferation of weapons of mass destruction.  Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the fiscal year ended March 31, 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below.  For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings. TMC has provided us with the following information for the fiscal year ended March 31, 2015:

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2015.

Name	Age	Position
Michael Groff	60	Director, President and Chief Executive Officer, TMCC; Director, TFSA; Director, TFSC

Toshiaki Kawai	53	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

Chris Ballinger	58	Director, Senior Vice President and Chief Financial Officer, TMCC; Director, Executive Vice President and Chief Financial Officer, TFSA

Ron Chu	57	Vice President, Accounting & Tax, TMCC; Vice President, Tax, TFSA

Kazuo Ohara	57	Director, TMCC; Senior Vice President, TMNA; Director, President, and Chief Executive Officer, TMS; Managing Officer, TMC

James E. Lentz III	59	Director, TMCC; Director, President and Chief Operating Officer, TMNA; Senior Managing Officer, TMC

Yasuhiro Yomoda	59	Director, TMCC; Managing Officer, TFSC

Yoshimasa Ishii	62	Director, TMCC; Director, President and Chief Executive Officer, TFSC; Director, Chairman of the Board and President, TFSA

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

Mr. Lentz was named as a Director of TMCC in June 2006.  He was named a Director, President and Chief Operating Officer of TMNA in April 2013.  Mr. Lentz served as President and Chief Executive Officer of TMS from April 2012 until March 2013 after having served as President and Chief Operating Officer of TMS since November 2007.  Mr. Lentz is currently a Director of TMCC and TMS and prior to his promotion to President, he served as Executive Vice President of TMS from July 2006 to November 2007.  Prior to this, he held the positions of Group Vice President - Toyota Division from April 2005 to July 2006, Group Vice President Marketing from April 2004 to April 2005 and Vice President Marketing from December 2002 to March 2004.  In addition, from 2001 to 2002 Mr. Lentz was the Vice President of Scion.  From 2000 to 2001, Mr. Lentz was the Vice President and General Manager of the Los Angeles Region.  Mr. Lentz has been employed with TMS, in various positions, since 1982.

Mr. Yomoda was named as a Director of TMCC in July 2014.  He has served as a Managing Officer of TFS since July 2013. He was a Senior Vice President, Sales Finance Group of TFS since January 2012.  Mr. Yomoda served as General Manager of a division of TMC from January 2003 to December 2011.  Mr. Yomoda first joined TMC in 1978.

Mr. Ishii was named as a Director of TMCC and Director, Chairman of the Board and Chief Executive Officer of TFSA in June 2013. In June 2014, he became the Chairman of the Board and President of TFSA. In April 2013, Mr. Ishii was named Director, President and CEO of TFSC and in June 2013, became a member of the Board of TMC.  Mr. Ishii served as a Senior Managing Officer of TMC from June 2011 to April 2013, a Senior Managing Director of TMC from June 2009 to June 2011, and a Managing Officer of TMC from June 2005 to June 2009.  Mr. Ishii first joined TMC in April 1976.  Effective May 31, 2015, Mr. Ishii is no longer a Director of TMCC.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2015	2014
Audit fees	$8,319	$7,326
Audit related fees	-	209
Tax fees	448	498
All other fees	47	68
Total fees	$8,814	$8,101

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

Auditor Fees Pre-approval Policy

The Audit Committee charter requires pre-approval of both audit and non-audit services to be provided by our independent registered public accounting firm.  The charter requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2015 and 2014 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 69 through 136.

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

See Exhibit Index on page 145.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 2, 2015	By /s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Groff Michael Groff	Director, President and Chief Executive Officer (Principal Executive Officer)	June 2, 2015

/s/ Toshiaki Kawai Toshiaki Kawai	Director, Executive Vice President and Treasurer	June 2, 2015

/s/ Chris Ballinger Chris Ballinger	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 2, 2015

/s/ Ron Chu Ron Chu	Vice President, Accounting and Tax (Principal Accounting Officer)	June 2, 2015

____________ Kazuo Ohara	Director	June 2, 2015

/s/ James E. Lentz III James E. Lentz III	Director	June 2, 2015

________________ Yasuhiro Yomoda	Director	June 2, 2015

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2(a)	Amended and Restated Agency Agreement, dated September 12, 2014, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(7)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 12, 2014, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(b)	Amended and Restated Note Agency Agreement, dated September 12, 2014, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London branch.	(8)

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(10)

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

10.1

364 Day Credit Agreement, dated as of November 20, 2014, among Toyota  Motor Credit Corporation, (“TMCC”), Toyota Credit de Puerto Rico Corp. (“TCPR”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit Canada Inc. (“TCCI”) and Toyota Kreditbank GMBH (“TKG”), and Toyota Finance Australia Limited (“TFA”), as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp. (“BNPP Securities”) Citigroup Global Markets Inc. (“CGMI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”) as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”) and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.

		(11)

(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 12, 2014, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September, 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated November 20, 2014, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.2	Three Year Credit Agreement, dated as of November 20, 2014, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG, and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.	(12)

10.3	Five Year Credit Agreement, dated as of November 20, 2014, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG, and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.	(13)

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC.	(14)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC.	(15)

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS.	(16)

10.7	Shared Services Agreement dated October 1, 2000 between TMCC and TMS.	(17)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC.	(18)

(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated November 20, 2014, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated November 20, 2014, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.9 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.11 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.13(a) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC.	(19)

10.8(c)	Amendment No. 2 dated as of September 7, 2012 to the Credit Support Fee Agreement dated as of March 30, 2001, as amended on June 17, 2005.	(20)

10.9	Form of Indemnification Agreement between TMCC and its directors and officers.	(21)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

(19)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K date September 7, 2012, Commission File No. 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith