Form 10-Q
period 2015-06-30
TOYOTA MOTOR CREDIT CORP
filed 2015-08-06
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Financing revenues:
Operating lease	$1,696	$1,403
Retail	457	456
Dealer	102	101
Total financing revenues	2,255	1,960
Depreciation on operating leases	1,360	1,100
Interest expense	508	130
Net financing revenues	387	730

Insurance earned premiums and contract revenues	174	153
Investment and other income, net	38	35
Net financing revenues and other revenues	599	918

Expenses:
Provision for credit losses	45	38
Operating and administrative	270	233
Insurance losses and loss adjustment expenses	79	70
Total expenses	394	341

Income before income taxes	205	577
Provision for income taxes	70	213

Net income	$135	$364

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)
(Dollars in millions)

	Three Months Ended
	June 30,
	2015	2014
Net income	$135	$364
Other comprehensive income, net of tax:
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $21 and ($27), respectively]	(36)	42
Reclassification adjustment for net (gains) on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $4 and $5, respectively]	(7)	(7)
Other comprehensive (loss) income	(43)	35
Comprehensive income	$92	$399

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions except share data)
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$2,322	$2,407
Restricted cash and cash equivalents	1,583	784
Investments in marketable securities	6,585	7,131
Finance receivables, net	66,396	65,893
Investments in operating leases, net	32,759	31,128
Other assets	1,655	2,282
Total assets	$111,300	$109,625

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$91,677	$90,231
Deferred income taxes	7,565	7,519
Other liabilities	3,446	3,355
Total liabilities	102,688	101,105

Commitments and contingencies (See Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2015 and March 31, 2015	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	177	220
Retained earnings	7,518	7,383
Total shareholder's equity	8,612	8,520
Total liabilities and shareholder's equity	$111,300	$109,625

The following table presents the assets and liabilities of our consolidated variable interest entities (See Note 10).

	June 30, 2015	March 31,2015
ASSETS
Finance receivables, net	$12,978	$11,509
Investments in operating leases, net	1,052	1,193
Other assets	22	15
Total assets	$14,052	$12,717

LIABILITIES
Debt	$11,996	$10,837
Other liabilities	2	3
Total liabilities	$11,998	$10,840

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2014	$915	$2	$200	$6,621	$7,738

Net income for the three months ended June 30, 2014	-	-	-	364	364
Other comprehensive income, net of tax	-	-	35	-	35
Balance at June 30, 2014	$915	$2	$235	$6,985	$8,137

Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

Net income for the three months ended June 30, 2015	-	-	-	135	135
Other comprehensive loss, net of tax	-	-	(43)	-	(43)
Balance at June 30, 2015	$915	$2	$177	$7,518	$8,612

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2015	2014[1]
Cash flows from operating activities:
Net income	$135	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,374	1,108
Recognition of deferred income	(413)	(352)
Provision for credit losses	45	38
Amortization of deferred costs	161	150
Foreign currency and other adjustments to the carrying value of debt, net	380	75
Net realized gains from sales and other-than-temporary impairment on securities	(11)	(12)
Net change in:
Restricted cash	(28)	(31)
Derivative assets	6	(38)
Other assets (Note 8) and accrued income	143	9
Deferred income taxes	73	121
Derivative liabilities	(47)	(3)
Other liabilities	131	220
Net cash provided by operating activities	1,949	1,649

Cash flows from investing activities:
Purchase of investments in marketable securities	(707)	(919)
Proceeds from sales of investments in marketable securities	98	81
Proceeds from maturities of investments in marketable securities	1,094	1,258
Acquisition of finance receivables	(6,685)	(6,591)
Collection of finance receivables	6,254	6,270
Net change in wholesale and certain working capital receivables	(53)	243
Acquisition of investments in operating leases	(4,748)	(4,297)
Disposals of investments in operating leases	1,955	1,610
Net change in financing support provided to affiliates	477	382
Cash equivalents (restricted) un-restricted to acquire finance receivables and investment in operating leases	(771)	760
Other, net	(6)	(4)
Net cash used in investing activities	(3,092)	(1,207)

Cash flows from financing activities:
Proceeds from issuance of debt	6,733	5,645
Payments on debt	(5,523)	(2,356)
Net change in commercial paper	(152)	(2,183)
Net change in financing support provided by affiliates	-	1
Net cash provided by financing activities	1,058	1,107
Net decrease (increase) in cash and cash equivalents	(85)	1,549
Cash and cash equivalents at the beginning of the period	2,407	3,815
Cash and cash equivalents at the end of the period	$2,322	$5,364
Supplemental disclosures:
Interest paid	$310	$299
Income taxes (received) paid, net	$(166)	$19

See accompanying Notes to Consolidated Financial Statements.

[1]	Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three months ended June 30, 2015 and 2014 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2015 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2016 (“fiscal 2016”).

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2015 (“fiscal 2015”), which was filed with the Securities and Exchange Commission on June 2, 2015.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Certain prior period amounts have been reclassified to conform to the current period presentation.  Related party transactions presented in the Consolidated Financial Statements are disclosed in Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  This accounting guidance will be effective on April 1, 2018 with optional early adoption on April 1, 2017.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements

Recurring Fair Value Measurements

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	As of June 30, 2015
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$547	$710	$-	$-	$1,257
Certificates of deposit	-	700	-	-	700
Cash equivalents total	547	1,410	-	-	1,957
Restricted cash equivalents	771	-	-	-	771
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	3,778	157	2	-	3,937
Municipal debt securities	-	11	-	-	11
Certificates of deposit	100	-	-	-	100
Commercial paper	-	37	-	-	37
Corporate debt securities	-	149	8	-	157
Mortgage-backed securities:
U.S. government agency	-	55	-	-	55
Non-agency residential	-	-	4	-	4
Non-agency commercial	-	-	42	-	42
Asset-backed securities	-	-	37	-	37
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	-	122	-	-	122
Short-term sector fund	-	38	-	-	38
U.S. government sector fund	-	313	-	-	313
Municipal sector fund	-	20	-	-	20
Investment grade corporate sector fund	-	267	-	-	267
High-yield sector fund	-	56	-	-	56
Real return sector fund	-	228	-	-	228
Mortgage sector fund	-	423	-	-	423
Asset-backed securities sector fund	-	72	-	-	72
Emerging market sector fund	-	72	-	-	72
International sector fund	-	151	-	-	151
Equity mutual fund	443	-	-	-	443
Available-for-sale securities total	4,321	2,171	93	-	6,585
Derivative assets:
Foreign currency swaps	-	248	30	-	278
Interest rate swaps	-	369	1	-	370
Counterparty netting and collateral	-	-	-	(601)	(601)
Derivative assets total	-	617	31	(601)	47
Assets at fair value	5,639	4,198	124	(601)	9,360
Derivative liabilities:
Foreign currency swaps	-	(1,630)	-	-	(1,630)
Interest rate swaps	-	(339)	-	-	(339)
Counterparty netting and collateral	-	-	-	1,926	1,926
Liabilities at fair value	-	(1,969)	-	1,926	(43)
Net assets at fair value	$5,639	$2,229	$124	$1,325	$9,317

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Derivative assets were reduced by a counterparty credit valuation adjustment of $2 million and $1 million as of June 30, 2015 and March 31, 2015, respectively.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of March 31, 2015.

	As of March 31, 2015
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$249	$820	$-	$-	$1,069
U.S. government and agency obligations	40	-	-	-	40
Certificates of deposit	-	1,105	-	-	1,105
Cash equivalents total	289	1,925	-	-	2,214
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	4,215	142	2	-	4,359
Municipal debt securities	-	12	-	-	12
Certificates of deposit	-	175	-	-	175
Commercial paper	37	-	-	-	37
Corporate debt securities	-	131	14	-	145
Mortgage-backed securities:
U.S. government agency	-	59	-	-	59
Non-agency residential	-	-	4	-	4
Non-agency commercial	-	-	44	-	44
Asset-backed securities	-	-	39	-	39
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	-	148	-	-	148
Short-term sector fund	-	37	-	-	37
U.S. government sector fund	-	335	-	-	335
Municipal sector fund	-	20	-	-	20
Investment grade corporate sector fund	-	268	-	-	268
High-yield sector fund	-	55	-	-	55
Real return sector fund	-	232	-	-	232
Mortgage sector fund	-	399	-	-	399
Asset-backed securities sector fund	-	72	-	-	72
Emerging market sector fund	-	71	-	-	71
International sector fund	-	160	-	-	160
Equity mutual fund	460	-	-	-	460
Available-for-sale securities total	4,712	2,316	103	-	7,131
Derivative assets:
Foreign currency swaps	-	210	7	-	217
Interest rate swaps	-	470	1	-	471
Counterparty netting and collateral	-	-	-	(635)	(635)
Derivative assets total	-	680	8	(635)	53
Assets at fair value	5,001	4,921	111	(635)	9,398
Derivative liabilities:
Foreign currency swaps	-	(1,888)	-	-	(1,888)
Interest rate swaps	-	(386)	-	-	(386)
Counterparty netting and collateral	-	-	-	2,184	2,184
Liabilities at fair value	-	(2,274)	-	2,184	(90)
Net assets at fair value	$5,001	$2,647	$111	$1,549	$9,308

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods. During the three months ended June 30, 2015, $37 million was transferred from Level 1 to Level 2 and $4 million was transferred from Level 3 to Level 2 due to changes in the transparency of inputs for determination of fair value for these instruments.  During the three months ended June 30, 2014, there were no transfers between levels.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30, 2015
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
Total gains (losses)
Included in earnings	-	-	-	-	-	-	27	27	27
Included in other comprehensive income	-	-	(1)	-	(1)	-	-	-	(1)
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(2)	-	(1)	(3)	-	-	-	(3)
Settlements	-	-	(1)	(1)	(2)	-	(4)	(4)	(6)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	(4)	-	-	(4)	-	-	-	(4)
Fair value, June 30, 2015	$2	$8	$46	$37	$93	$1	$30	$31	$124
The amount of total (losses) gains included in earnings attributable to assets still held at the reporting date						$-	$27	27	27

	Three Months Ended June 30, 2014
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2014	$2	$12	$48	$27	$89	$3	$70	$73	$162
Total gains (losses)
Included in earnings	-	-	-	-	-	1	13	14	14
Included in other comprehensive income	-	-	1	-	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	1	3	4	-	-	-	4
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	(2)	-	(2)	-	-	-	(2)
Settlements	-	-	(3)	(1)	(4)	(1)	(5)	(6)	(10)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, June 30, 2014	$2	$12	$45	$29	$88	$3	$78	$81	$169
The amount of total gains included in earnings attributable to assets held at the reporting date						$1	$13	$14	$14

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements consist of Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral, less estimated costs to sell, when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2015 and March 31, 2015.

Level 3 Fair Value Measurements

The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three months ended June 30, 2015 and as of and for the year ended March 31, 2015.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis in our Consolidated Balance Sheet:

		As of June 30, 2015
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,210	$-	$-	$50,133	$50,133
Commercial	227	-	-	234	234
Wholesale	9,175	-	-	9,222	9,222
Real estate	4,541	-	-	4,417	4,417
Working capital	1,829	-	-	1,810	1,810

Financial liabilities
Commercial paper	$26,854	$-	$26,854	$-	$26,854
Unsecured notes and loans payable	52,827	-	53,206	657	53,863
Secured notes and loans payable	11,996	-	-	11,970	11,970

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

		As of March 31, 2015
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,734	$-	$-	$49,887	$49,887
Commercial	217	-	-	223	223
Wholesale	9,123	-	-	9,176	9,176
Real estate	4,602	-	-	4,564	4,564
Working capital	1,815	-	-	1,804	1,804

Financial liabilities
Commercial paper	$27,006	$-	$27,006	$-	$27,006
Unsecured notes and loans payable	52,388	-	53,174	634	53,808
Secured notes and loans payable	10,837	-	-	10,832	10,832

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  The amount excludes related party transactions of $100 million and $94 million at June 30, 2015 and March 31, 2015 and direct finance leases of $314 million and $308 million at June 30, 2015 and March 31, 2015, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment as described in Note 9 - Debt.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	June 30, 2015
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$3,936	$2	$(1)	$3,937
Municipal debt securities	10	1	-	11
Certificates of deposit	100	-	-	100
Commercial paper	37	-	-	37
Corporate debt securities	155	4	(2)	157
Mortgage-backed securities:
U.S. government agency	53	2	-	55
Non-agency residential	3	1	-	4
Non-agency commercial	42	1	(1)	42
Asset-backed securities	37	-	-	37
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	122	-	-	122
Short-term sector fund	36	2	-	38
U.S. government sector fund	312	4	(3)	313
Municipal sector fund	19	1	-	20
Investment grade corporate sector fund	257	14	(4)	267
High-yield sector fund	51	6	(1)	56
Real return sector fund	236	-	(8)	228
Mortgage sector fund	418	6	(1)	423
Asset-backed securities sector fund	63	9	-	72
Emerging market sector fund	74	-	(2)	72
International sector fund	153	-	(2)	151
Equity mutual fund	183	260	-	443
Total investments in marketable securities	$6,297	$313	$(25)	$6,585

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

	March 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$4,357	$3	$(1)	$4,359
Municipal debt securities	10	2	-	12
Certificates of deposit	175	-	-	175
Commercial paper	37	-	-	37
Corporate debt securities	138	7	-	145
Mortgage-backed securities:
U.S. government agency	57	2	-	59
Non-agency residential	3	1	-	4
Non-agency commercial	43	1	-	44
Asset-backed securities	39	-	-	39
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	148	-	-	148
Short-term sector fund	35	2	-	37
U.S. government sector fund	311	24	-	335
Municipal sector fund	19	1	-	20
Investment grade corporate sector fund	256	15	(3)	268
High-yield sector fund	50	6	(1)	55
Real return sector fund	235	-	(3)	232
Mortgage sector fund	390	9	-	399
Asset-backed securities sector fund	63	9	-	72
Emerging market sector fund	73	-	(2)	71
International sector fund	146	14	-	160
Equity mutual fund	190	270	-	460
Total investments in marketable securities	$6,775	$366	$(10)	$7,131

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

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a consecutive loss position for less than twelve months and for greater than twelve months were not significant at June 30, 2015 and March 31, 2015.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type for the following:

	Three Months Ended
	June 30,
	2015	2014
Available-for-sale securities:
Realized gains on sales	$12	$12
Realized losses on sales	$(1)	$-
Other-than-temporary impairment	$-	$-

Other-than-temporary impairment write-downs were not significant during the three months ended June 30, 2015 and 2014.

Contractual Maturities

The amortized cost, fair value, and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2015
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$3,704	$3,704
Due after 1 year through 5 years	376	379
Due after 5 years through 10 years	82	82
Due after 10 years	76	77
Mortgage-backed and asset-backed securities[1]	135	138
Total	$4,373	$4,380

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

Securities on Deposit

We are required to maintain deposits with state insurance authorities in accordance with statutory requirements.  Pursuant to these requirements, we had on deposit U.S. debt securities with amortized cost and fair value of $6 million at both June 30, 2015 and March 31, 2015.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

Finance receivables, net consisted of the following:

	June 30, 2015	March 31, 2015
Retail receivables	$38,128	$39,141
Securitized retail receivables	13,165	11,682
Dealer financing	15,762	15,744
	67,055	66,567

Deferred origination (fees) and costs, net	655	646
Deferred income	(919)	(911)
Allowance for credit losses
Retail and securitized retail receivables	(280)	(301)
Dealer financing	(115)	(108)
Total allowance for credit losses	(395)	(409)
Finance receivables, net	$66,396	$65,893

Finance receivables, net and retail receivables presented in the previous table includes direct finance lease receivables, net of $314 million and $308 million at June 30, 2015 and March 31, 2015, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivable:

	Retail Loan		Commercial
	June 30, 2015	March 31, 2015	June 30, 2015	March 31, 2015
Aging of finance receivables:
Current	$50,005	$49,684	$532	$511
30-59 days past due	549	467	9	8
60-89 days past due	137	100	1	2
90 days or greater past due	60	51	-	-
Total	$50,751	$50,302	$542	$521

	Wholesale		Real Estate		Working Capital
	June 30, 2015	March 31, 2015	June 30, 2015	March 31, 2015	June 30, 2015	March 31, 2015
Credit quality indicators:
Performing	$8,146	$7,993	$3,761	$3,782	$1,698	$1,643
Credit Watch	1,020	1,137	770	842	134	176
At Risk	73	60	10	37	31	32
Default	42	36	70	4	7	2
Total	$9,281	$9,226	$4,611	$4,665	$1,870	$1,853

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2015	2015	2015	2015	2015	2015
Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$101	$76	$101	$76	$13	$14
Real estate	90	52	90	52	13	10
Working capital	37	34	37	34	34	31
Total	$228	$162	$228	$162	$60	$55

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$100	$105	$100	$105
Real estate	81	91	81	91
Working capital	3	2	3	2
Total	$184	$198	$184	$198

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$260	$264	$256	$261
Commercial	-	-	-	-
Total	$260	$264	$256	$261

Total impaired account balances:
Retail loan	$260	$264	$256	$261
Commercial	-	-	-	-
Wholesale	201	181	201	181
Real estate	171	143	171	143
Working capital	40	36	40	36
Total	$672	$624	$668	$621

As of June 30, 2015 and March 31, 2015, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $221 million and $172 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of June 30, 2015 and March 31, 2015, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were insignificant and therefore excluded from the table above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$89	$17	$-	$-
Real estate	71	27	1	-
Working capital	35	23	-	-
Total	$195	$67	$1	$-

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$103	$50	$-	$-
Real estate	85	93	1	1
Working capital	3	4	-	-
Total	$191	$147	$1	$1

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$262	$317	$5	$6
Commercial	-	1	-	-
Total	$262	$318	$5	$6

Total impaired account balances:
Retail loan	$262	$317	$5	$6
Commercial	-	1	-	-
Wholesale	192	67	-	-
Real estate	156	120	2	1
Working capital	38	27	-	-
Total	$648	$532	$7	$7

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  In addition, interest income recognized using a cash-basis method of accounting during the three months ended June 30, 2015 and 2014 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2015 and 2014 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  Troubled debt restructurings for accounts within the commercial portfolio class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three months ended June 30, 2015 and 2014.

We consider finance receivables under bankruptcy protection within the retail loan and commercial classes to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2015 and 2014, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three months ended June 30, 2015 and 2014, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consist of vehicle and equipment leases, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 10- Variable Interest Entities.  Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	June 30, 2015	March 31, 2015
Investments in operating leases	$39,691	$37,555
Securitized investments in operating leases	1,415	1,571
	41,106	39,126
Deferred origination (fees) and costs, net	(178)	(169)
Deferred income	(1,006)	(968)
Accumulated depreciation	(7,091)	(6,785)
Allowance for credit losses	(72)	(76)
Investments in operating leases, net	$32,759	$31,128

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended
	June 30,
	2015	2014
Allowance for credit losses at beginning of period	$485	$454
Provision for credit losses	45	38
Charge-offs, net of recoveries	(63)	(45)
Allowance for credit losses at end of period	$467	$447

Charge-offs are shown net of recoveries of $20 million and $22 million for the three months ended June 30, 2015 and 2014, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment:

	Three Months Ended June 30, 2015
	Retail Loan	Commercial	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, April 1, 2015	$299	$2	$108	$409
Charge-offs	(60)	(1)	-	(61)
Recoveries	15	-	-	15
Provisions	25	-	7	32
Ending balance, June 30, 2015	$279	$1	$115	$395

Ending balance: Individually evaluated for impairment	$-	$-	$60	$60
Ending balance: Collectively evaluated for impairment	$279	$1	$55	$335

Finance Receivables:
Ending balance, June 30, 2015	$50,751	$542	$15,762	$67,055
Ending balance: Individually evaluated for impairment	$-	$-	$412	$412
Ending balance: Collectively evaluated for impairment	$50,751	$542	$15,350	$66,643

The ending balance of finance receivables collectively evaluated for impairment includes approximately $260 million of finance receivables within the retail loan segment and an insignificant amount within the commercial portfolio segment that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of June 30, 2015, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2015 includes $965 million in receivables, which are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) and $129 million in receivables, which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

	Three Months Ended June 30, 2014
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

The ending balance of finance receivables collectively evaluated for impairment includes approximately $312 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of June 30, 2014, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2014 includes $862 million in receivables, which are guaranteed by TMS and $148 million in receivables, which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to which we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	June 30, 2015	March 31, 2015
Aggregate balances 60 or more days past due
Finance receivables	$198	$153
Investments in operating leases	68	52
Total	$266	$205

Substantially all finance and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and accounts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell. Accounts for which vehicles have been repossessed are excluded.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	As of June 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$549	$137	$60	$746	$50,005	$50,751	$40
Commercial	9	1	-	10	532	542	-
Wholesale	-	-	-	-	9,281	9,281	-
Real estate	-	-	-	-	4,611	4,611	-
Working capital	-	-	-	-	1,870	1,870	-
Total	$558	$138	$60	$756	$66,299	$67,055	$40

	As of March 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$467	$100	$51	$618	$49,684	$50,302	$32
Commercial	8	2	-	10	511	521	-
Wholesale	-	-	-	-	9,226	9,226	-
Real estate	-	-	-	-	4,665	4,665	-
Working capital	-	-	-	-	1,853	1,853	-
Total	$475	$102	$51	$628	$65,939	$66,567	$32

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements.  All of our derivative activities are authorized and monitored by our management and our Asset Liability Committee which provides a framework for financial controls and governance to manage market risk.

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of June 30, 2015, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at June 30, 2015 was $43 million, excluding adjustments made for our own non-performance risk.  However, we would not be required to post additional collateral to the counterparties with which we were in a net liability position at June 30, 2015 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet:

	As of June 30, 2015
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets
Interest rate swaps	$-	$-	$27,318	$370	$27,318	$370
Foreign currency swaps	271	18	1,399	260	1,670	278
Total	$271	$18	$28,717	$630	$28,988	$648

Counterparty netting and collateral held						(601)
Carrying value of derivative contracts – Other assets						$47

Other liabilities
Interest rate swaps	$-	$-	$63,997	$339	$63,997	$339
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	251	48	12,355	1,582	12,606	1,630
Total	$251	$48	$76,382	$1,921	$76,633	$1,969

Counterparty netting and collateral posted						(1,926)
Carrying value of derivative contracts – Other liabilities						$43

As of June 30, 2015, we held collateral of $138 million, which offset derivative assets, and posted collateral of $1,463 million, which offset derivative liabilities.  We also held excess collateral of $9 million, which we did not use to offset derivative assets, and we posted excess collateral of $15 million, which we did not use to offset derivative liabilities.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

 Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

	As of March 31, 2015
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other Assets
Interest rate swaps	$190	$4	$26,549	$467	$26,739	$471
Foreign currency swaps	271	24	913	193	1,184	217
Total	$461	$28	$27,462	$660	$27,923	$688

Counterparty netting and collateral held						(635)
Carrying value of derivative contracts – Other assets						$53

Other liabilities
Interest rate swaps	$-	$-	$64,852	$386	$64,852	$386
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	251	43	12,971	1,845	13,222	1,888
Total	$251	$43	$77,873	$2,231	$78,124	$2,274

Counterparty netting and collateral posted						(2,184)
Carrying value of derivative contracts – Other liabilities						$90

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statement of Income:

	Three Months Ended
	June 30,
	2015	2014
Interest expense on debt	$323	$321
Interest income on hedge accounting derivatives	(4)	(15)
Interest income on non-hedge accounting foreign currency swaps	(34)	(55)
Interest expense on non-hedge accounting interest rate swaps	27	37
Interest expense on debt and derivatives, net	312	288

Loss on hedge accounting derivatives:
Interest rate swaps	-	5
Foreign currency swaps	15	(1)
Loss on hedge accounting derivatives	15	4
Less hedged item: change in fair value of fixed rate debt	(15)	(4)
Ineffectiveness related to hedge accounting derivatives	-	-

Loss (gain) from foreign currency transactions and non-hedge accounting derivatives:
Loss on non-hedge accounting foreign currency transactions	354	80
Gain on non-hedge accounting foreign currency swaps	(234)	(155)
Loss (gain) on non-hedge accounting interest rate swaps	76	(83)
Total interest expense	$508	$130

Interest expense on debt and derivatives represents net interest settlements and changes in accruals. Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense is not significant for the three months ended June 30, 2015 and 2014 as we fully collateralize our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	June 30, 2015	March 31, 2015
Other assets:
Notes receivable from affiliates	$707	$1,184
Used vehicles held for sale	174	188
Deferred charges	116	122
Income taxes receivable	10	174
Derivative assets	47	53
Other assets	601	561
Total other assets	$1,655	$2,282

Other liabilities:
Unearned insurance premiums and contract revenues	$1,871	$1,825
Derivative liabilities	43	90
Accounts payable and accrued expenses	937	855
Deferred income	430	405
Other liabilities	165	180
Total other liabilities	$3,446	$3,355

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	June 30,	March 31,	June 30,	March 31,
	2015	2015	2015	2015
Commercial paper	$26,854	$27,006	0.22%	0.21%
Unsecured notes and loans payable	52,756	52,307	1.77%	1.86%
Secured notes and loans payable	11,996	10,837	0.62%	0.60%
Carrying value adjustment	71	81
Total debt	$91,677	$90,231	1.17%	1.22%

The commercial paper balance includes unamortized premiums and discounts.  As of June 30, 2015, our commercial paper had a weighted average remaining maturity of 77 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at June 30, 2015 included $19.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $33.8 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2015 included $17.4 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $35.0 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.
Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At June 30, 2015 and March 31, 2015, the carrying values of these foreign currency denominated notes payable were $12.6 billion and $12.4 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.7 percent at June 30, 2015 and 0.4 percent to 1.5 percent at March 31, 2015.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased by $10 million at June 30, 2015 compared to March 31, 2015 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which our hedged debt is denominated.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements:

	June 30, 2015
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$764	$13,165	$12,978	$4	$11,268	$2
Investments in operating leases	47	1,415	1,052	18	728	-
Total	$811	$14,580	$14,030	$22	$11,996	$2

	March 31, 2015
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$730	$11,682	$11,509	$4	$9,980	$3
Investment in operating leases	54	1,571	1,193	11	857	-
Total	$784	$13,253	$12,702	$15	$10,837	$3

Restricted cash shown in the table above represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held for sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,383 million and $1,275 million of securities retained by TMCC at June 30, 2015 and March 31, 2015, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Variable Interest Entities (Continued)

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity position in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  At June 30, 2015 and March 31, 2015, amounts due from these dealers that are classified as finance receivables, net in the Consolidated Balance Sheet and revenues received during the three months ended June 30, 2015 and 2014 from these dealers under the TDIG Program were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2014, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2016, 2018, and 2020, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2015 and March 31, 2015.  We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2015, TMCC had committed bank credit facilities totaling $5.8 billion of which $2.2 billion, $850 million, $1.9 billion, $450 million, and $375 million mature in fiscal 2016, 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2015 and March 31, 2015. We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30, 2015	March 31, 2015
Commitments:
Credit facilities commitments with vehicle and industrial equipment dealers	$1,199	$1,137
Minimum lease commitments	61	60
Total commitments	1,260	1,197
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,360	$1,297

Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments include $22 million and $23 million for facilities leases with affiliates at June 30, 2015 and March 31, 2015, respectively.  At June 30, 2015, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows:

Future minimum
Years ending March 31,	lease payments
2016	$15
2017	20
2018	16
2019	7
2020	3
Thereafter	-
Total	$61

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

On April 28, 2014, the Company announced that our corporate headquarters will move from Torrance, California to Plano, Texas beginning in 2017 as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing to a single new headquarters facility.   To date, the Company has not incurred any significant costs related to employees, lease termination or other related relocation expenses as a result of this planned headquarters move.  These moving costs are currently estimated to be approximately $80 million and will be expensed as incurred over the next several years.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2015 and March 31, 2015.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2015, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2015 and March 31, 2015, no amounts have been recorded under these indemnification provisions.

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

As previously disclosed, we continue to engage in communications with the Consumer Financial Protection Bureau and the U.S. Department of Justice (together, the “Agencies”) regarding our purchases of auto finance contracts from dealers and related discretionary dealer compensation practices. As of June 30, 2015, we have recorded as a loss contingency an amount that was not material to our consolidated financial condition or results of operations. Based on the current state of discussions with the Agencies, we believe the range of reasonably possible losses in excess of the amount accrued is not material.  We are continuing discussions with the Agencies and intend to achieve a mutually satisfactory resolution to these matters. However, if such resolution does not occur, we may be subject to an enforcement action.  In addition, we have received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and we are fully cooperating with this request.  We cannot predict the outcome of this request given its preliminary status.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 34 percent for the three months ended June 30, 2015 and 37 percent for the three months ended June 30, 2014.  Our provision for income taxes for the three months ended June 30, 2015 was $70 million compared to $213 million for the same period in fiscal 2015.  The decrease in the provision is consistent with the decrease in our income before tax for the first quarter of fiscal 2016 compared to the same period in fiscal 2015.  Additionally, our first quarter financial results reflect a favorable impact from state tax law changes.

Tax-related Contingencies

As of June 30, 2015, we remain under IRS examination for fiscal 2016 and 2015.  The IRS examination for fiscal 2014 was concluded in the second quarter of fiscal 2016.  The IRS examinations for fiscal 2013 and 2012 were concluded in the first quarter of fiscal 2015.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended June 30, 2015, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $2.2 billion at June 30, 2015 and March 31, 2015, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts beginning in fiscal 2029 through fiscal 2035.  The total deferred tax liability at June 30, 2015, net of these deferred tax assets, was $7.6 billion compared with $7.5 billion at March 31, 2015.  Realization with respect to the federal tax loss carryforwards is dependent on sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of June 30, 2015, there were no material changes to our related party agreements or relationships as described in our fiscal 2015 Form 10-K.  The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended
	June 30,
	2015	2014
Net financing revenues:
Manufacturers’ subvention support and other revenues	$317	$273
Credit support fees incurred	$(22)	$(21)
Interest expense on loans payable to affiliates	$(2)	$(1)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$32	$32

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$1

Expenses:
Shared services charges and other expenses	$14	$16
Employee benefits expense	$8	$6

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)

	June 30, 2015	March 31, 2015
Assets:
Investments in marketable securities
Investments in affiliates’ commercial paper	$37	$37

Finance receivables, net
Accounts receivable from affiliates	$89	$83
Direct finance lease receivables from affiliates	$6	$6
Notes receivable under home loan programs	$11	$11
Deferred retail origination costs paid to affiliates	$1	$1
Deferred retail subvention income from affiliates	$(814)	$(802)

Investments in operating leases, net
Leases to affiliates	$7	$7
Deferred lease origination costs paid to affiliates	$1	$1
Deferred lease subvention income from affiliates	$(983)	$(950)

Other assets
Notes receivable from affiliates	$707	$1,184
Other receivables from affiliates	$1	$6
Subvention support receivable from affiliates	$153	$126

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$257	$252
Accounts payable to affiliates	$122	$136
Notes payable to affiliates	$24	$24

Shareholder’s Equity:
Stock-based compensation	$2	$2

In December 2014, TMCC entered into an agreement for the sale of certain assets relating to its commercial finance business to a newly-formed subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group. The closing date of the transaction has not yet been determined and the assets to be sold are not available for immediate sale in their present condition, as the transaction is subject to several closing conditions that have not yet been satisfied. The assets represent approximately $1,042 million of finance receivables, net and $942 million of investments in operating leases, net as of June 30, 2015.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows (dollars in millions):

	Three Months Ended June 30, 2015
	Finance	Insurance	Intercompany
Fiscal 2016:	operations	operations	eliminations	Total
Total financing revenues	$2,255	$-	$-	$2,255
Insurance earned premiums and contract revenues	-	174	-	174
Investment and other income, net	21	17	-	38
Total gross revenues	2,276	191	-	2,467

Less:
Depreciation on operating leases	1,360	-	-	1,360
Interest expense	508	-	-	508
Provision for credit losses	45	-	-	45
Operating and administrative expenses	209	61	-	270
Insurance losses and loss adjustment expenses	-	79	-	79
Provision for income taxes	51	19	-	70
Net income	$103	$32	$-	$135

Total assets at June 30, 2015	$108,318	$3,914	$(932)	$111,300

	Three Months Ended June 30, 2014
	Finance	Insurance	Intercompany
Fiscal 2015:	operations	operations	eliminations	Total
Total financing revenues	$1,960	$-	$-	$1,960
Insurance earned premiums and contract revenues	-	153	-	153
Investment and other income, net	20	15	-	35
Total gross revenues	1,980	168	-	2,148

Less:
Depreciation on operating leases	1,100	-	-	1,100
Interest expense	130	-	-	130
Provision for credit losses	38	-	-	38
Operating and administrative expenses	180	53	-	233
Insurance losses and loss adjustment expenses	-	70	-	70
Provision for income taxes	196	17	-	213
Net income	$336	$28	$-	$364

Total assets at June 30, 2014	$101,641	$3,855	$(806)	$104,690

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2015 (“fiscal 2015”), including the following:

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

Fiscal 2016 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2016 (“fiscal 2016”), slow economic growth in the United States (“U.S.”) has continued as employment rates improved, consumer spending increased, and the housing market remained strong.  While the overall U.S. economy has continued to show positive trends during the first quarter of fiscal 2016, consumer debt levels continued to rise as consumers experienced greater access to credit.

Conditions in the global capital markets were generally stable during most of the first three months of fiscal 2016.  However, concerns regarding European financial markets as well as future changes in U.S. monetary policy led to increased volatility towards the end of the quarter.  We continue to maintain broad global access to both domestic and international markets.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the United States increased and sales incentives throughout the auto industry remained elevated during the first quarter of fiscal 2016 as compared to the same period in the prior year.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 2 percent in the first quarter of fiscal 2016 compared to the same period in fiscal 2015.  The increase in TMS sales was attributable to strong consumer demand for new vehicles.  In addition, lease volume increased and retail volume decreased during the first quarter of fiscal 2016 due primarily to a higher focus by TMS on lease subvention.  Overall market share declined slightly for the first quarter of fiscal 2016 due to lower subvention compared to the same period in fiscal 2015.

Used vehicle values remained strong in the first quarter of fiscal 2016 but deteriorated slightly.  However, it remains uncertain whether the used vehicle market will continue to be as strong as it has been in the past few years.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

Fiscal 2016 First Quarter Summary

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended
	June 30,
(Dollars in millions)	2015	2014
Net income:
Finance operations[1]	$103	$336
Insurance operations[1]	32	28
Total net income	$135	$364

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $135 million for the first quarter of fiscal 2016, compared to $364 million for the same period in fiscal 2015.  The decrease was primarily due to a $378 million increase in interest expense driven by valuation losses on derivatives as a result of increases in foreign currency and U.S. dollar swap rates.  Additionally, depreciation on operating leases increased $260 million, partially offset by a $293 million increase in operating lease revenues and a $143 million decrease in provision for income taxes.

Our overall capital position increased $0.1 billion, bringing total shareholder’s equity to $8.6 billion at June 30, 2015.  Our debt increased to $91.7 billion at June 30, 2015 from $90.2 billion at March 31, 2015.  Our debt-to-equity ratio remained unchanged at 10.6 at June 30, 2015 compared to March 31, 2015.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2015	2014	Change
Financing revenues:
Operating lease	$1,696	$1,403	21%
Retail[1]	457	456	-%
Dealer	102	101	1%
Total financing revenues	2,255	1,960	15%

Investment and other income, net	21	20	5%
Gross revenues from finance operations	2,276	1,980	15%

Less:
Depreciation on operating leases	1,360	1,100	24%
Interest expense	508	130	291%
Provision for credit losses	45	38	18%
Operating and administrative expenses	209	180	16%
Provision for income taxes	51	196	(74)%
Net income from finance operations	$103	$336	(69)%

[1]	Includes direct finance lease revenues.

Our finance operations reported net income of $103 million for the first quarter of fiscal 2016 compared to $336 million for the same period in fiscal 2015.  The decrease in finance operations results was primarily due to a $378 million increase in interest expense driven by valuation losses on derivatives as a result of increases in foreign currency and U.S. dollar swap rates. Additionally, depreciation on operating leases increased $260 million, partially offset by a $293 million increase in operating lease revenues and a $145 million decrease in provision for income taxes.

Financing Revenues

Total financing revenues increased 15 percent during the first quarter of fiscal 2016 as compared to the same period in fiscal 2015 due to the following combination of factors:

•

Operating lease revenues increased 21 percent in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015, primarily due to higher average outstanding earning asset balances resulting from a higher focus by TMS on lease subvention, partially offset by lower portfolio yields.

•

Retail contract revenues remained relatively flat in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015, as the increase driven by higher average outstanding earning asset balances was offset by a decrease in our portfolio yields.

•	Dealer financing revenues increased 1 percent in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015, due to higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail and dealer financing, had a yield of 3.6 percent during the first quarter of fiscal 2016 compared to 3.8 for the same period in fiscal 2015.  The decrease was due to decreases in our retail and operating lease portfolio yields.  Lower yields were the result of higher yielding earning assets being replaced by lower yielding earning assets during the first quarter of fiscal 2016.

Depreciation on Operating Leases

Depreciation on operating leases increased 24 percent during the first quarter of fiscal 2016 as compared to the same period in fiscal 2015.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding during the first quarter of fiscal 2016 as compared to the same period in fiscal 2015.

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

	Three Months Ended
	June 30,
(Dollars in millions)	2015	2014
Interest expense on debt	$323	$321
Interest income on derivatives	(11)	(33)
Interest expense on debt and derivatives	312	288

Ineffectiveness related to hedge accounting derivatives	-	-
Loss on non-hedge accounting foreign currency transactions	354	80
Gain on non-hedge accounting foreign currency swaps	(234)	(155)
Loss (gain) on non-hedge accounting interest rate swaps	76	(83)
Total interest expense	$508	$130

During the first quarter of fiscal 2016, total interest expense increased to $508 million from $130 million in the same period in fiscal 2015. The increase in total interest expense can be primarily attributed to losses on non-hedge accounting foreign currency transactions, net of gains on the associated non-hedge accounting foreign currency swaps. These net losses resulted from an increase in foreign currency swap rates. Additionally, we experienced net losses on our non-hedge accounting interest rate swaps resulting from an increase in U.S. dollar swap rates during the first quarter of fiscal 2016.  Conversely, during the first quarter of fiscal 2015, decreases in longer term U.S. dollar and foreign currency swap rates resulted in gains on non-hedge accounting interest rate swaps and foreign currency swaps, net of the associated foreign currency transactions.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt in the first quarter of fiscal 2016 was flat when compared to the first quarter of fiscal 2015. Our debt balances increased during the first quarter of fiscal 2016; however, the resulting increase in interest expense was partially offset by a decrease in the weighted average cost of debt.

Interest income on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first quarter of fiscal 2016, we recorded interest income on derivatives of $11 million compared to net interest income of $33 million in the same period in fiscal 2015.

Gain or loss on non-hedge accounting foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use non-hedge accounting foreign currency swaps to economically hedge these foreign currency transactions. During the first quarter of fiscal 2016, the net loss of $120 million on our foreign currency transactions, net of foreign currency swaps, resulted from an increase in foreign currency swap rates.  During first quarter 2015, we recorded net gains of $75 million on foreign currency transactions, net of foreign currency swaps, resulting from a decrease in foreign currency swap rates.

We recorded a loss of $76 million on non-hedge accounting interest rate swaps during the first quarter of fiscal 2016 as a result of an increase in U.S. dollar swap rates, which had an unfavorable impact on our pay float swaps.  We recorded gains of $83 million on non-hedge accounting interest rate swaps during the first quarter of fiscal 2015 as a result of decreases in U.S. dollar swap rates.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $45 million for the first quarter of fiscal 2016 compared to $38 million for the same period in fiscal 2015.  The increase in the provision for credit losses for the first quarter of fiscal 2016 was due to higher default frequency, portfolio growth, and additional impairment in the dealer products portfolio compared to the same period in fiscal 2015.

Operating and Administrative Expenses

Operating and administrative expenses increased during the first quarter of fiscal 2016 compared to the same period in fiscal 2015 primarily reflecting increases in employee and general operating expenses.  We continue to incur certain expenses associated with the planned relocation of our headquarters to Plano, Texas.  To date, such expenses have not been significant.  Costs incurred as a result of this planned relocation are currently estimated to be approximately $80 million and will be expensed as incurred over the next several years.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2015	2014[1]	Change
Agreements (units in thousands)
Issued	547	471	16%
Average in force	6,167	5,696	8%

Insurance earned premiums and contract revenues	$174	$153	14%
Investment and other income, net	17	15	13%
Revenues from insurance operations	191	168	14%

Less:
Insurance losses and loss adjustment expenses	79	70	13%
Operating and administrative expenses	61	53	15%
Provision for income taxes	19	17	12%
Net income from insurance operations	$32	$28	14%

[1]	Certain prior year amounts have been reclassified to conform to the current year presentation.

Our insurance operations reported net income of $32 million for the first quarter of fiscal 2016 compared to $28 million for the same period in fiscal 2015.  The increase in net income for the first quarter of fiscal 2016 was primarily attributable to a $21 million increase in insurance earned premiums and contract revenues and a $2 million increase in investment and other income, net, partially offset by a $9 million increase in insurance losses and loss adjustment expenses, and an $8 million increase in operating and administrative expenses.

Agreements issued increased by 16 percent during the first quarter of fiscal 2016 compared to the same period in fiscal 2015.  The increase was primarily due to increased sales of prepaid maintenance contracts and tire and wheel agreements. The increase in prepaid maintenance contracts sold was primarily due to expanded product offerings introduced in fiscal 2014. In addition, sales continue to increase for our tire and wheel program, which was launched in fiscal 2014. The average number of agreements in force increased by 8 percent during the first quarter of fiscal 2016 compared to the same period in fiscal 2015 due to an increase in agreements issued relative to the number of agreements that have expired in the same period.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $174 million for the first quarter of fiscal 2016 compared to $153 million for the same period in fiscal 2015.  Insurance earned premiums and contract revenues represent revenues from agreements in force and are affected by sales volume as well as the level, age, and mix of agreements in force.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in insurance earned premiums and contract revenues was due to an increase in the average agreements in force as well as a change in the mix of agreements in force.

Our insurance operations reported investment and other income, net of $17 million for the first quarter of fiscal 2016, compared to $15 million for the same period in fiscal 2015.  Investment and other income, net consists primarily of dividend and interest income, realized gains and losses and other-than-temporary impairment on available-for-sale securities, if any.  The increase in investment and other income, net was due to higher dividend income, as there were higher yields during the first quarter of fiscal 2016 compared to the same period in fiscal 2015.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $79 million for the first quarter of fiscal 2016, compared to $70 million for the same period in fiscal 2015.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in insurance losses and loss adjustment expenses for the first quarter of fiscal 2016, compared to the same period in fiscal 2015, was primarily due to an increase in the frequency and severity of claims on prepaid maintenance agreements in force, as well as a higher number of average agreements in force.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $61 million for the first quarter of fiscal 2016 compared to $53 million for the same period in fiscal 2015.  The increase was attributable to higher product expenses, insurance dealer back-end program expenses, and general operating expenses driven by continued growth of our insurance business. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes for the first quarter of fiscal 2016 was $70 million, compared to $213 million for the same period in fiscal 2015.  Our effective tax rate was 34 percent for the first quarter of fiscal 2016 compared to 37 percent for the same period in fiscal 2015. The decrease in the provision is consistent with the decrease in our income before tax for the first quarter of fiscal 2016 compared to the same period in fiscal 2015.  Additionally, our first quarter financial results reflect a favorable impact from state tax law changes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended
	June 30,		Percentage
(units in thousands):	2015	2014	Change
TMS new sales volume[1]	486	477	2%

Vehicle financing volume[2]
New retail contracts	174	176	(1)%
Used retail contracts	72	72	-%
Lease contracts	148	139	6%
Total	394	387	2%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	106	116	(9)%
Used retail contracts	11	18	(39)%
Lease contracts	132	127	4%
Total	249	261	(5)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	60.9%	65.9%
Used retail contracts	15.3%	25.0%
Lease contracts	89.2%	91.4%
Overall subvened contracts	63.2%	67.4%

Market share:[3]
Retail contracts	35.6%	36.9%
Lease contracts	30.0%	28.9%
Total	65.6%	65.8%

[l]

Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 84 percent Toyota and Scion and 16 percent Lexus for the first quarter of fiscal 2016 and 85 percent Toyota and Scion and 15 percent Lexus for the first quarter of fiscal 2015.

[2]

Total financing volume is comprised of approximately 79 percent Toyota and Scion, 18 percent Lexus, and 3 percent non-Toyota/Lexus for the first quarter of fiscal 2016 and 80 percent Toyota and Scion, 17 percent Lexus, and 3 percent non-Toyota/Lexus first quarter of fiscal 2015.

[3]

Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is substantially dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased 2 percent for the first quarter of fiscal 2016 compared to the same period in fiscal 2015, driven by higher consumer demand.

Our financing volume increased 2 percent in the first quarter of fiscal 2016 compared to the same period in fiscal 2015.  The increase in volume was driven primarily by growth in TMS sales resulting from increased consumer demand.  Lease volume increased and retail volume decreased slightly in the first quarter of fiscal 2016 due primarily to a higher focus by TMS on lease subvention.  Overall market share declined slightly for the first quarter of fiscal 2016 due to lower subvention compared to the same period in fiscal 2015.

The majority of our lease terms are 36 and 24 months, which represent 81 percent and 9 percent, respectively, of our lease originations for the first three months of fiscal 2016 compared to 67 percent and 25 percent, respectively, for the same period in fiscal 2015.

The composition of our net earning assets is summarized below:

			Percentage
(Dollars in millions)	June 30, 2015	March 31, 2015	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net[1]	$50,751	$50,257	1%
Dealer financing, net[2]	15,645	15,636	-%
Total finance receivables, net	66,396	65,893	1%
Investments in operating leases, net	32,759	31,128	5%
Net earning assets	$99,155	$97,021	2%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[2]	992	999	(1)%
Vehicle dealers outside of the Toyota/Lexus dealer network	429	456	(6)%
Industrial equipment dealers	138	140	(1)%
Total number of dealers receiving wholesale financing	1,559	1,595	(2)%

Dealer inventory outstanding (units in thousands)	299	301	(1)%

[1]	Includes direct finance leases.
[2]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our retail contract volume decreased during the first quarter of fiscal 2016 compared to the same period in fiscal 2015 primarily due to the higher focus by TMS on lease subvention as compared to retail subvention.  Market share decreased in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015 primarily due to a decrease in retail subvention as a result of higher focus by TMS on lease subvention, partially offset by more competitive programs on non-subvened contracts.  Our retail finance receivables, net increased 1 percent during first quarter of fiscal 2016, compared to the same period in fiscal 2015, due to higher average amounts financed.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume increased 6 percent during the first quarter of fiscal 2016 as compared to the same period in fiscal 2015.  Much of the increase during the first quarter of fiscal 2016 was attributable to an increase in TMS sales and a higher focus by TMS on lease subvention in comparison to retail subvention, resulting in a 5 percent increase in investments in operating leases, net at June 30, 2015, as compared to the balance at March 31, 2015.

Dealer Financing and Earning Assets

Dealer financing, net remained consistent during the first quarter of fiscal 2016 as compared to March 31, 2015.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended
	June 30,		Percentage
	2015	2014	Change
Depreciation on operating leases (dollars in millions)	$1,360	$1,100	24%
Average operating lease units outstanding (in thousands)	1,199	974	23%

Depreciation expense on operating leases increased 24 percent during the first quarter of fiscal 2016 as compared to the same period in fiscal 2015, due primarily to an increase in the average operating lease units outstanding.  We have recently experienced higher leasing volume which will result in an increase in our maturities in future years.  This trend could affect return rates, residual value risk and depreciation expense.

Credit Risk

Credit Loss Experience

Our credit loss experience may be affected by a number of factors including the economic environment, our purchasing and servicing practices, used vehicle market conditions and subvention.  We continuously evaluate and refine our purchasing practices and collection efforts to minimize risk.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.

The following table provides information related to our credit loss experience:

	June 30,	March 31,	June 30,
	2015	2015	2014
Net charge-offs as a percentage of average gross earning assets [1]
Finance receivables	0.28%	0.32%	0.21%
Operating leases	0.20%	0.23%	0.15%
Total	0.25%	0.29%	0.20%

Default frequency as a percentage of outstanding contracts	1.25%	1.21%	1.22%
Average loss severity per unit[2]	$6,466	$6,632	$6,293

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets [3]
Finance receivables [4]	0.30%	0.23%	0.24%
Operating leases [4]	0.21%	0.17%	0.17%
Total	0.27%	0.21%	0.22%

[1]	Net charge-off ratios have been annualized using three month results for the periods ended June 30, 2015 and 2014.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets increased from 0.20 percent at June 30, 2014 to 0.25 percent at June 30, 2015 due to increased default frequency and loss severity.  Default frequency as a percentage of outstanding contracts increased to 1.25 percent for the first quarter of fiscal 2016 compared to 1.22 percent during the same period in fiscal 2015.  Our delinquencies increased to 0.27% for the first quarter of fiscal 2016 compared to 0.22 percent in the same period of fiscal 2015 as a result of rising consumer debt levels as customers experienced greater access to credit.  The increase in our delinquencies from March 31, 2015 to June 30, 2015 reflects our typical seasonal increase in delinquency ratios.  Our average loss severity for the first quarter of fiscal 2016 increased to $6,466 from $6,293 in the first quarter of fiscal 2015.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended
	June 30,
(Dollars in millions)	2015	2014
Allowance for credit losses at beginning of period	$485	$454
Provision for credit losses	45	38
Charge-offs, net of recoveries[1]	(63)	(45)
Allowance for credit losses at end of period	$467	$447

[1]	Charge-offs are shown net of recoveries of $20 million and $22 million for the three months ended June 30, 2015 and 2014, respectively.

Our allowance for credit losses increased $20 million from $447 million at June 30, 2014 to $467 million at June 30, 2015.  The increase in the allowance for credit losses was due primarily to additional provision for certain impaired dealer product finance receivables, general portfolio growth, and higher default frequency in our consumer portfolio as compared to the same period in fiscal 2015.  Our allowance for credit losses decreased $18 million from March 31, 2015 to June 30, 2015 due to improvement in loss severity as a result of continued strength in used vehicle prices and lower default frequency than expected.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets and through loans, credit facilities, and other transactions as well as generating liquidity from our earning assets.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, investor type and financing structure, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	June 30, 2015	March 31, 2015
Commercial paper[1]	$26,854	$27,006
Unsecured notes and loans payable[2]	52,756	52,307
Secured notes and loans payable	11,996	10,837
Carrying value adjustment[3]	71	81
Total debt	$91,677	$90,231

[1]	Includes unamortized premium/discount.
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

Liquidity management involves forecasting and maintaining sufficient capacity to meet our cash needs, including unanticipated events.  To ensure adequate liquidity through a full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity.  Key components of this operating strategy include a strong focus on developing and maintaining direct relationships with commercial paper investors and wholesale market funding providers and maintaining the ability to sell certain assets when and if conditions warrant.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $6.5 billion to $10.4 billion with an average balance of $7.8 billion during the quarter ended June 30, 2015.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified the following countries for which these conditions exist: Portugal, Ireland, Italy, Greece, Spain, Cyprus, Russia, Ukraine and certain other countries.  We do not currently have exposure to these or other sovereign counterparties.  As of June 30, 2015, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $20.8 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of June 30, 2015.  As of June 30, 2015, approximately 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our fiscal 2015 Form 10-K for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $25.1 billion to $27.9 billion during the quarter ended June 30, 2015, with an average outstanding balance of $26.4 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")	Eurobonds	Other		Total unsecured notes and loans payable[4]
Balance at March 31, 2015[1]	$32,722		$16,100	$480	$5,222		$54,524
Issuances during the three months ended June 30, 2015	3,713	[2]	-	-	300	[3]	4,013
Maturities and terminations during the three months ended June 30, 2015	(2,800)		(353)	-	(800)		(3,953)
Balance at June 30, 2015[1]	$33,635		$15,747	$480	$4,722		$54,584

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

[2]

MTNs and domestic bonds issued during the first three months of fiscal 2016 had terms to maturity ranging from approximately 1 year to 5 years, and had interest rates at the time of issuance ranging from 0.3 percent to 1.8 percent.

[3]	Consists of long-term borrowings, with terms to maturity of approximately 5 years, and interest rates at the time of issuance of approximately 0.7 percent.
[4]

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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2014, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €27.5 billion was available for issuance at June 30, 2015.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the Securities and Exchange Commission (“SEC”) to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of June 30, 2015 and March 31, 2015, we did not have any outstanding lease securitization transactions registered with the SEC.

During the first quarter of fiscal 2016, we entered into a public term securitization transaction whereby we agreed to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of the securitization transaction are consistent with the terms of our other similar transactions except that the proceeds we received are included in Restricted cash and cash equivalents in our Consolidated Balance Sheet.   As of June 30, 2015, the amount of proceeds in Restricted cash and cash equivalents from this transaction was $771 million.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2015.  We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2015, TMCC had committed bank credit facilities totaling $5.8 billion of which $2.2 billion, $850 million, $1.9 billion, $450 million, and $375 million mature in fiscal 2016, 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2015 and March 31, 2015. We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2015 Form 10-K.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows and fair value adjustments of assets and liabilities caused by market movements.  All of our derivative activities are authorized and monitored by our management and our Asset Liability Committee which provides a framework for financial controls and governance to manage market risk.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income.  As of June 30, 2015 and March 31, 2015, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our fiscal 2015 Form 10-K, and Note 7 – Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	June 30, 2015	March 31, 2015
Gross derivatives assets, net of credit valuation adjustment	$648	$688
Less: Counterparty netting and collateral	(601)	(635)
Derivative assets, net	$47	$53

Gross derivative liabilities, net of credit valuation adjustment	$1,969	$2,274
Less: Counterparty netting and collateral	(1,926)	(2,184)
Derivative liabilities, net	$43	$90

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2015, we held collateral of $138 million, which offset derivative assets, and we posted collateral of $1,463 million, which offset derivative liabilities.  We also held excess collateral of $9 million which we did not use to offset derivative assets, and we posted excess collateral of $15 million which we did not use to offset derivative liabilities.  As of March 31, 2015, we held collateral of $145 million, which offset derivative assets, and we posted collateral of $1,694 million which offset derivative liabilities.  We held excess collateral of $10 million, which we did not use to offset derivative assets, and we posted excess collateral of $2 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivatives counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at June 30, 2015 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of June 30, 2015, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2015 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	June 30, 2015	March 31, 2015
Credit Rating
A	$49	$54
BBB	-	-
Total net counterparty credit exposure	$49	$54

We exclude from the table above credit valuation adjustments of $2 million and $1 million at June 30, 2015 and March 31, 2015, respectively, related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to Note 2 – Fair Value Measurements of the Notes to the Consolidated Financial Statements for further discussion.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2015 Form 10-K, as well as above in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2015 Form 10-K.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended June 30, 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act.

For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings. TMC has informed us that during the quarter ended June 30, 2015, TMC is not aware of any activity, transaction or dealing by TMC or any of its affiliates that requires disclosure in this report under Section 13(r) of the Exchange Act.

ITEM 6.   EXHIBITS

See Exhibit Index on page 74.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 6, 2015	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By	/s/ Chris Ballinger
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