Form 10-Q
period 2015-09-30
TOYOTA MOTOR CREDIT CORP
filed 2015-11-05
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Financing revenues:
Operating lease	$1,789	$1,497	$3,485	$2,900
Retail	465	461	922	917
Dealer	99	99	201	200
Total financing revenues	2,353	2,057	4,608	4,017
Depreciation on operating leases	1,446	1,196	2,806	2,296
Interest expense	203	215	711	345
Net financing revenues	704	646	1,091	1,376

Insurance earned premiums and contract revenues	178	160	352	313
Investment and other income, net	14	60	52	95
Net financing revenues and other revenues	896	866	1,495	1,784

Expenses:
Provision for credit losses	105	79	150	117
Operating and administrative	287	253	557	486
Insurance losses and loss adjustment expenses	78	67	157	137
Total expenses	470	399	864	740

Income before income taxes	426	467	631	1,044
Provision for income taxes	161	176	231	389

Net income	$265	$291	$400	$655

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$265	$291	$400	$655
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $20, $5, $41 and ($22), respectively]	(32)	(6)	(68)	36
Reclassification adjustment for net losses (gains) on available-for-sale marketable securities included in investment and other income, net [net of tax (benefit) provision of ($8), $11, ($4) and $16, respectively]	13	(21)	6	(28)
Other comprehensive (loss) income	(19)	(27)	(62)	8
Comprehensive income	$246	$264	$338	$663

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions except share data)
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$4,958	$2,407
Restricted cash and cash equivalents	826	784
Investments in marketable securities	6,410	7,131
Finance receivables, net	65,022	65,893
Investments in operating leases, net	33,741	31,128
Other assets	4,234	2,282
Total assets	$115,191	$109,625

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$95,097	$90,231
Deferred income taxes	7,733	7,519
Other liabilities	3,503	3,355
Total liabilities	106,333	101,105

Commitments and contingencies (See Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at September 30, 2015 and March 31, 2015	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	158	220
Retained earnings	7,783	7,383
Total shareholder's equity	8,858	8,520
Total liabilities and shareholder's equity	$115,191	$109,625

The following table presents the assets and liabilities of our consolidated variable interest entities (See Note 10).

	September 30, 2015	March 31, 2015
ASSETS
Finance receivables, net	$14,659	$11,509
Investments in operating leases, net	903	1,193
Other assets	30	15
Total assets	$15,592	$12,717

LIABILITIES
Debt	$13,264	$10,837
Other liabilities	3	3
Total liabilities	$13,267	$10,840

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2014	$915	$2	$200	$6,621	$7,738

Net income for the six months ended September 30, 2014	-	-	-	655	655
Other comprehensive income, net of tax	-	-	8	-	8
Dividend	-	-	-	(435)	(435)
Balance at September 30, 2014	$915	$2	$208	$6,841	$7,966

Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

Net income for the six months ended September 30, 2015	-	-	-	400	400
Other comprehensive loss, net of tax	-	-	(62)	-	(62)
Balance at September 30, 2015	$915	$2	$158	$7,783	$8,858

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2015	2014¹
Cash flows from operating activities:
Net income	$400	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,833	2,313
Recognition of deferred income	(841)	(733)
Provision for credit losses	150	117
Amortization of deferred costs	326	307
Foreign currency and other adjustments to the carrying value of debt, net	191	(828)
Net realized gains from sales and other-than-temporary impairment on securities	10	(44)
Net change in:	-	-
Restricted cash	(42)	110
Derivative assets	2	-
Other assets (Note 8) and accrued income	65	(259)
Deferred income taxes	252	399
Derivative liabilities	(35)	16
Other liabilities	182	208
Net cash provided by operating activities	3,493	2,261

Cash flows from investing activities:
Purchase of investments in marketable securities	(2,674)	(2,427)
Proceeds from sales of investments in marketable securities	356	463
Proceeds from maturities of investments in marketable securities	2,921	2,339
Acquisition of finance receivables	(13,722)	(13,775)
Collection of finance receivables	12,411	12,446
Net change in wholesale and certain working capital receivables	1,057	1,000
Acquisition of investments in operating leases	(10,079)	(8,800)
Disposals of investments in operating leases	3,978	3,198
Net change in financing support provided to affiliates	177	836
Cash equivalents (restricted) un-restricted to acquire finance receivables and investment in operating leases, net	-	1,077
Other, net	(17)	(18)
Net cash used in investing activities	(5,592)	(3,661)

Cash flows from financing activities:
Proceeds from issuance of debt	15,301	10,718
Payments on debt	(11,204)	(6,940)
Net change in commercial paper	552	(572)
Net change in financing support provided by affiliates	1	11
Dividend paid to TFSA	-	(435)
Net cash provided by financing activities	4,650	2,782
Net increase in cash and cash equivalents	2,551	1,382
Cash and cash equivalents at the beginning of the period	2,407	3,815
Cash and cash equivalents at the end of the period	$4,958	$5,197
Supplemental disclosures:
Interest paid	$573	$529
Income taxes (received) paid, net	$(190)	$164

See accompanying Notes to Consolidated Financial Statements.

[1]	Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and six months ended September 30, 2015 and 2014 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2015 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2016 (“fiscal 2016”).

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

Assets Held-for-Sale

As of August 31, 2015, we reclassified certain assets and liabilities related to our industrial equipment retail, lease and dealer portfolios (hereinafter the “commercial finance business” or “disposal group”) to held-for-sale as all of the following criteria were met: management, having the authority to approve the action, committed to a plan to sell the disposal group; the disposal group was available for immediate sale in its present condition subject only to terms that are usual and customary; we located a buyer; the sale of the disposal group was determined to be probable, and transfer of the disposal group was expected to qualify for recognition as a completed sale within one year; the disposal group was actively marketed for sale at a price that was reasonable in relation to its current fair value; and actions required to complete the plan indicate that it was unlikely significant changes to the plan would be made or that the plan would be withdrawn.

We initially measure a long-lived asset or disposal group that is classified as held-for-sale at the lower of its carrying value or fair value less any costs to sell.  Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met.  Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale.  We assess the fair value of a long-lived asset or disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale.  We report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held-for-sale.

Cash flows associated with the assets held-for-sale are reflected as investing activities within the Consolidated Statement of Cash Flows.  See Note 8 – Other Assets and Other Liabilities of the Notes to Consolidated Financial Statements for additional detail.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  This standard applies to all contracts with customers except leases, insurance contracts, financial instruments, guarantees, and certain nonmonetary exchanges.  In August 2015, the FASB issued a one-year deferral of the effective date, with early adoption as of the original effective date permitted.  We expect to adopt the new guidance on its deferred effective date, which is April 1, 2018 for TMCC.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In February 2015, the FASB issued new guidance that amends the analysis a reporting entity must perform to determine whether it should consolidate certain legal entities.  This accounting guidance is effective for us on April 1, 2016.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued new guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  In August 2015, the FASB issued an additional update which clarifies that debt issuance costs for line of credit agreements may continue to be deferred and amortized.  This accounting guidance will be effective for us on April 1, 2016.   The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued new guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  While similar guidance exists under current US GAAP for cloud service providers, this update provides explicit guidance for a customer's accounting.  This accounting guidance will be effective for us on April 1, 2016.   The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2015, the FASB issued new guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  This accounting guidance is limited to footnote disclosure and will be effective for us on April 1, 2016.   The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Recently Adopted Accounting Guidance

In April 2015, new FASB accounting guidance became effective that amends the requirements for the reporting of discontinued operations and requires certain additional disclosures. Under the new guidance, only disposals that represent a strategic shift and that have (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations.  This guidance was adopted by us in August 2015 when we reclassified certain assets and liabilities related to our commercial finance business as held-for-sale.  As the sale of our commercial finance business did not represent a strategic shift that will have a major effect on our operations and financial results, it did not meet the criteria to be presented as a discontinued operation.  Our adoption of this guidance did not have a material impact on our consolidated financial statements.

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

	As of September 30, 2015
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$800	$957	$-	$-	$1,757
Certificates of deposit	-	2,750	-	-	2,750
Commercial paper	-	20	-	-	20
Corporate debt securities	-	39	-	-	39
Cash equivalents total	800	3,766	-	-	4,566
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	3,284	72	2	-	3,358
Municipal debt securities	-	11	-	-	11
Certificates of deposit	400	-	-	-	400
Commercial paper	-	124	-	-	124
Corporate debt securities	10	213	8	-	231
Mortgage-backed securities:
U.S. government agency	-	52	-	-	52
Non-agency residential	-	-	4	-	4
Non-agency commercial	-	-	41	-	41
Asset-backed securities	-	-	36	-	36
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	-	53	-	-	53
U.S. government sector fund	-	324	-	-	324
Municipal sector fund	-	20	-	-	20
Investment grade corporate sector fund	-	264	-	-	264
High-yield sector fund	-	101	-	-	101
Real return sector fund	-	225	-	-	225
Mortgage sector fund	-	430	-	-	430
Asset-backed securities sector fund	-	73	-	-	73
Emerging market sector fund	-	119	-	-	119
International sector fund	-	150	-	-	150
Equity mutual fund	394	-	-	-	394
Available-for-sale securities total	4,088	2,231	91	-	6,410
Derivative assets:
Foreign currency swaps	-	191	10	-	201
Interest rate swaps	-	554	1	-	555
Counterparty netting and collateral	-	-	-	(705)	(705)
Derivative assets total	-	745	11	(705)	51
Assets at fair value	4,888	6,742	102	(705)	11,027
Derivative liabilities:
Foreign currency swaps	-	(1,721)	-	-	(1,721)
Interest rate swaps	-	(512)	(2)	-	(514)
Counterparty netting and collateral	-	-	-	2,180	2,180
Liabilities at fair value	-	(2,233)	(2)	2,180	(55)
Net assets at fair value	$4,888	$4,509	$100	$1,475	$10,972

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Derivative assets were reduced by a counterparty credit valuation adjustment of $2 million and $1 million as of September 30, 2015 and March 31, 2015, respectively.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of March 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods. During the six months ended September 30, 2015, $37 million was transferred from Level 1 to Level 2 and $4 million was transferred from Level 3 to Level 2 due to changes in the transparency of inputs for determination of fair value for these instruments.  During the three months ended September 30, 2015, and the three and six months ended September 30, 2014, there were no transfers between levels.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

Three Months Ended September 30, 2015
Total net
assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, July 1, 2015	$2	$8	$46	$37	$93	$1	$30	$31	$124
Total gains (losses)
Included in earnings	-	-	-	-	-	(1)	(20)	(21)	(21)
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(1)	(2)	(1)	-	(1)	(3)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2015	$2	$8	$45	$36	$91	$(1)	$10	$9	$100
The amount of total (losses) included in earnings attributable to assets held at the reporting date						$(1)	$(20)	(21)	(21)

	Three Months Ended September 30, 2014
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, July 1, 2014	$2	$12	$45	$29	$88	$3	$78	$81	$169
Total gains (losses)
Included in earnings	-	-	-	-	-	(1)	(25)	(26)	(26)
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	3	11	3	17	-	-	-	17
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(3)	(5)	-	(8)	-	-	-	(8)
Settlements	-	-	(1)	(2)	(3)	-	-	-	(3)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2014	$2	$12	$50	$30	$94	$2	$53	$55	$149
The amount of total (losses) included in earnings attributable to assets held at the reporting date						$(1)	$(25)	$(26)	$(26)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	Six Months Ended September 30, 2015
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
Total gains (losses)
Included in earnings	-	-	-	-	-	(1)	7	6	6
Included in other comprehensive income	-	-	(1)	-	(1)	-	-	-	(1)
Purchases, issuances, sales, and settlements						-	-
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(2)	-	(1)	(3)	-	-	-	(3)
Settlements	-	-	(2)	(2)	(4)	(1)	(4)	(5)	(9)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	(4)	-	-	(4)	-	-	-	(4)
Fair value, September 30, 2015	$2	$8	$45	$36	$91	$(1)	$10	$9	$100
The amount of total (losses) gains included in earnings attributable to assets held at the reporting date						$(1)	$7	$6	$6

	Six Months Ended September 30, 2014
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
(Dollars in millions)	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2014	$2	$12	$48	$27	$89	$3	$70	$73	$162
Total gains (losses)
Included in earnings	-	-	-	-	-	-	(12)	(12)	(12)
Included in other comprehensive income	-	-	1	-	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	3	12	6	21	-	-	-	21
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(3)	(7)	-	(10)	-	-	-	(10)
Settlements	-	-	(4)	(3)	(7)	(1)	(5)	(6)	(13)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2014	$2	$12	$50	$30	$94	$2	$53	$55	$149
The amount of total (losses) included in earnings attributable to assets held at the reporting date						$-	$(12)	$(12)	$(12)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of September 30, 2015 and March 31, 2015.

Level 3 Fair Value Measurements

The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three and six months ended September 30, 2015 and as of and for the year ended March 31, 2015.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis in our Consolidated Balance Sheet:

		As of September 30, 2015
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,942	$-	$-	$50,776	$50,776
Wholesale	7,715	-	-	7,766	7,766
Real estate	4,513	-	-	4,342	4,342
Working capital	1,715	-	-	1,682	1,682
Other assets
Finance receivables, held-for-sale	$755	$-	$-	$756	$756

Financial liabilities
Commercial paper	$27,558	$-	$27,558	$-	$27,558
Unsecured notes and loans payable	54,275	-	54,138	1,353	55,491
Secured notes and loans payable	13,264	-	-	13,246	13,246

		As of March 31, 2015
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,734	$-	$-	$49,887	$49,887
Commercial	217	-	-	223	223
Wholesale	9,123	-	-	9,176	9,176
Real estate	4,602	-	-	4,564	4,564
Working capital	1,815	-	-	1,804	1,804

Financial liabilities
Commercial paper	$27,006	$-	$27,006	$-	$27,006
Unsecured notes and loans payable	52,388	-	53,174	634	53,808
Secured notes and loans payable	10,837	-	-	10,832	10,832

As of August 31, 2015, certain assets related to our commercial finance business were reclassified as held-for-sale.

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  The finance receivables, net amount excludes related party transactions, for which the fair value approximates the carrying value, of $112 million and $94 million at September 30, 2015 and March 31, 2015, respectively and direct finance leases of $25 million and $308 million at September 30, 2015 and March 31, 2015, respectively.  The other assets which are finance receivables held-for-sale in the table above excludes related party transactions of $47 million, for which the fair value approximates the carrying value, and direct finance leases of $304 million at September 30, 2015.

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

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	September 30, 2015
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$3,354	$4	$-	$3,358
Municipal debt securities	10	1	-	11
Certificates of deposit	400	-	-	400
Commercial paper	124	-	-	124
Corporate debt securities	231	3	(3)	231
Mortgage-backed securities:
U.S. government agency	51	1	-	52
Non-agency residential	3	1	-	4
Non-agency commercial	41	1	(1)	41
Asset-backed securities	36	-	-	36
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	53	-	-	53
U.S. government sector fund	317	7	-	324
Municipal sector fund	19	1	-	20
Investment grade corporate sector fund	253	11	-	264
High-yield sector fund	97	4	-	101
Real return sector fund	225	-	-	225
Mortgage sector fund	420	10	-	430
Asset-backed securities sector fund	64	9	-	73
Emerging market sector fund	119	-	-	119
International sector fund	161	-	(11)	150
Equity mutual fund	175	219	-	394
Total investments in marketable securities	$6,153	$272	$(15)	$6,410

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a consecutive loss position for less than twelve months and for greater than twelve months were not significant at September 30, 2015 and March 31, 2015.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type for the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Available-for-sale securities:
Realized gains on sales	$14	$32	$26	$44
Realized losses on sales	$-	$-	$(1)	$-
Other-than-temporary impairment	$(35)	$-	$(35)	$-

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

	September 30, 2015
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$3,367	$3,367
Due after 1 year through 5 years	591	594
Due after 5 years through 10 years	76	76
Due after 10 years	85	87
Mortgage-backed and asset-backed securities[1]	131	133
Total	$4,250	$4,257

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

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

Finance receivables, net consisted of the following:

	September 30, 2015	March 31, 2015
Retail receivables	$36,612	$39,141
Securitized retail receivables	14,871	11,682
Dealer financing	14,170	15,744
	65,653	66,567

Deferred origination (fees) and costs, net	667	646
Deferred income	(921)	(911)
Allowance for credit losses
Retail and securitized retail receivables	(263)	(301)
Dealer financing	(114)	(108)
Total allowance for credit losses	(377)	(409)
Finance receivables, net	$65,022	$65,893

As of August 31, 2015, certain finance receivables, net related to our commercial finance business were reclassified as held-for-sale.  See Note 8 – Other Assets and Other Liabilities of the Notes to Consolidated Financial Statements for additional detail.  Finance receivables, net and retail receivables presented in the previous table includes direct finance lease receivables, net of $25 million and $308 million at September 30, 2015 and March 31, 2015, respectively.

Credit Quality Indicators

We are exposed to credit risk on our finance receivables.  Credit risk is the risk of loss arising from the failure of customers or dealers to meet the terms of their contracts with us or otherwise fail to perform as agreed.

As of August 31, 2015, certain assets within the commercial and dealer products portfolio segments related to our commercial finance business were reclassified as held-for-sale.  See Note 8 – Other Assets and Other Liabilities of the Notes to Consolidated Financial Statements for additional detail.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivable:

	Retail Loan		Commercial
	September 30, 2015	March 31, 2015	September 30, 2015	March 31, 2015
Aging of finance receivables:
Current	$50,621	$49,684	$-	$511
30-59 days past due	631	467	-	8
60-89 days past due	154	100	-	2
90 days or greater past due	77	51	-	-
Total	$51,483	$50,302	$-	$521

	Wholesale		Real Estate		Working Capital
	September 30, 2015	March 31, 2015	September 30, 2015	March 31, 2015	September 30, 2015	March 31, 2015
Credit quality indicators:
Performing	$6,913	$7,993	$3,861	$3,782	$1,564	$1,643
Credit Watch	794	1,137	676	842	166	176
At Risk	67	60	31	37	30	32
Default	18	36	45	4	5	2
Total	$7,792	$9,226	$4,613	$4,665	$1,765	$1,853

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2015	2015	2015	2015	2015	2015
Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$76	$76	$76	$76	$11	$14
Real estate	86	52	86	52	13	10
Working capital	33	34	33	34	30	31
Total	$195	$162	$195	$162	$54	$55

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$108	$105	$108	$105
Real estate	90	91	90	91
Working capital	4	2	4	2
Total	$202	$198	$202	$198

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$245	$264	$241	$261
Commercial	-	-	-	-
Total	$245	$264	$241	$261

Total impaired account balances:
Retail loan	$245	$264	$241	$261
Commercial	-	-	-	-
Wholesale	184	181	184	181
Real estate	176	143	176	143
Working capital	37	36	37	36
Total	$642	$624	$638	$621

As of September 30, 2015 and March 31, 2015, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $195 million and $172 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of September 30, 2015 and March 31, 2015, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were insignificant and therefore excluded from the table above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$88	$20	$84	$17	$1	$-	$1	$-
Real estate	88	20	76	23	-	-	1	-
Working capital	35	23	35	23	1	1	1	1
Total	$211	$63	$195	$63	$2	$1	$3	$1

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$104	$51	$105	$51	$1	$-	$1	$-
Real estate	85	96	87	94	1	1	2	2
Working capital	4	3	3	3	-	-	-	-
Total	$193	$150	$195	$148	$2	$1	$3	$2

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$252	$302	$256	$309	$4	$6	$9	$12
Commercial	-	1	-	1	-	-	-	-
Total	$252	$303	$256	$310	$4	$6	$9	$12

Total impaired account balances:
Retail loan	$252	$302	$256	$309	$4	$6	$9	$12
Commercial	-	1	-	1	-	-	-	-
Wholesale	192	71	189	68	2	-	2	-
Real estate	173	116	163	117	1	1	3	2
Working capital	39	26	38	26	1	1	1	1
Total	$656	$516	$646	$521	$8	$8	$15	$15

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  In addition, interest income recognized using a cash-basis method of accounting during the three and six months ended September 30, 2015 and 2014 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2015 and 2014 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  Troubled debt restructurings for accounts within the commercial portfolio class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and six months ended September 30, 2015 and 2014. As of August 31, 2015, troubled debt restructurings related to our commercial finance business were reclassified as held-for-sale.

We consider finance receivables under bankruptcy protection within the retail loan and commercial classes to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2015 and 2014, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and six months ended September 30, 2015 and 2014, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consist of vehicle and equipment leases, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 10 - Variable Interest Entities.  Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	September 30, 2015	March 31, 2015
Investments in operating leases	$40,897	$37,555
Securitized investments in operating leases	1,242	1,571
	42,139	39,126
Deferred origination (fees) and costs, net	(191)	(169)
Deferred income	(1,080)	(968)
Accumulated depreciation	(7,031)	(6,785)
Allowance for credit losses	(96)	(76)
Investments in operating leases, net	$33,741	$31,128

As of August 31, 2015, investments in operating leases related to our commercial finance business were reclassified as held-for-sale.  See Note 8 – Other Assets and Other Liabilities of the Notes to Consolidated Financial Statements for additional detail.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Allowance for credit losses at beginning of period	$467	$447	$485	$454
Provision for credit losses	105	79	150	117
Transferred to held-for-sale	(7)	-	(7)	-
Charge-offs, net of recoveries	(92)	(81)	(155)	(126)
Allowance for credit losses at end of period	$473	$445	$473	$445

Charge-offs are shown net of recoveries of $18 million and $38 million for the three and six months ended September 30, 2015, respectively, and recoveries of $20 million and $42 million for the three and six months ended September 30, 2014.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment:

	Three Months Ended September 30, 2015
	Retail Loan	Commercial	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, July 1, 2015	$279	$1	$115	$395
Charge-offs	(82)	-	-	(82)
Recoveries	12	-	-	12
Provisions	54	1	3	58
Transferred to held-for-sale	-	(2)	(4)	(6)
Ending balance, September 30, 2015	$263	$-	$114	$377

	Six Months Ended September 30, 2015
Beginning balance, April 1, 2015	$299	$2	$108	$409
Charge-offs	(142)	(1)	-	(143)
Recoveries	27	-	-	27
Provisions	79	1	10	90
Transferred to held-for-sale	-	(2)	(4)	(6)
Ending balance, September 30, 2015	$263	$-	$114	$377

Ending balance: Individually evaluated for impairment	$-	$-	$54	$54
Ending balance: Collectively evaluated for impairment	$263	$-	$60	$323

Finance Receivables:
Ending balance, September 30, 2015	$51,483	$-	$14,170	$65,653
Ending balance: Individually evaluated for impairment	$-	$-	$397	$397
Ending balance: Collectively evaluated for impairment	$51,483	$-	$13,773	$65,256

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

The ending balance of finance receivables collectively evaluated for impairment includes approximately $245 million of finance receivables within the retail loan segment that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of September 30, 2015, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2015 includes $992 million in receivables, which are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) and $138 million in receivables, which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS or such private distributors.

	Three Months Ended September 30, 2014
	Retail Loan	Commercial	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, July 1, 2014	$291	$2	$88	$381
Charge-offs	(76)	(1)	-	(77)
Recoveries	15	-	-	15
Provisions	69	-	(7)	62
Ending balance, September 30, 2014	$299	$1	$81	$381

	Six Months Ended September 30, 2014
Beginning balance, April 1, 2014	$296	$2	$88	$386
Charge-offs	(128)	(1)	-	(129)
Recoveries	31	-	-	31
Provisions	100	-	(7)	93
Ending balance, September 30, 2014	$299	$1	$81	$381

Ending balance: Individually evaluated for impairment	$-	$-	$26	$26
Ending balance: Collectively evaluated for impairment	$299	$1	$55	$355

Finance Receivables:
Ending balance, September 30, 2014	$50,726	$481	$14,953	$66,160
Ending balance: Individually evaluated for impairment	$-	$-	$206	$206
Ending balance: Collectively evaluated for impairment	$50,726	$481	$14,747	$65,954

The ending balance of finance receivables collectively evaluated for impairment includes approximately $292 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of September 30, 2014, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2014 includes $866 million in receivables, which are guaranteed by TMS and $152 million in receivables, which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	September 30, 2015	March 31, 2015
Aggregate balances 60 or more days past due
Finance receivables	$231	$153
Investments in operating leases	81	52
Total	$312	$205

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	As of September 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$631	$154	$77	$862	$50,621	$51,483	$53
Wholesale	-	-	-	-	7,792	7,792	-
Real estate	-	-	-	-	4,613	4,613	-
Working capital	-	-	-	-	1,765	1,765	-
Total	$631	$154	$77	$862	$64,791	$65,653	$53

	As of March 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$467	$100	$51	$618	$49,684	$50,302	$32
Commercial	8	2	-	10	511	521	-
Wholesale	-	-	-	-	9,226	9,226	-
Real estate	-	-	-	-	4,665	4,665	-
Working capital	-	-	-	-	1,853	1,853	-
Total	$475	$102	$51	$628	$65,939	$66,567	$32

As of August 31, 2015, certain finance receivables related to our commercial finance business were reclassified as held-for-sale.  See Note 8 – Other Assets and Other Liabilities of the Notes to Consolidated Financial Statements for additional detail.

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of September 30, 2015, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at September 30, 2015 was $55 million, excluding adjustments made for our own non-performance risk.  However, we would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2015 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet:

	As of September 30, 2015
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets
Interest rate swaps	$-	$-	$26,650	$555	$26,650	$555
Foreign currency swaps	271	21	1,399	180	1,670	201
Total	$271	$21	$28,049	$735	$28,320	$756

Counterparty netting and collateral held						(705)
Carrying value of derivative contracts – Other assets						$51

Other liabilities
Interest rate swaps	$-	$-	$68,128	$514	$68,128	$514
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	251	58	13,830	1,663	14,081	1,721
Total	$251	$58	$81,988	$2,177	$82,239	$2,235

Counterparty netting and collateral held						(2,180)
Carrying value of derivative contracts – Other liabilities						$55

As of September 30, 2015, we held collateral of $121 million, which offset derivative assets, and posted collateral of $1,596 million, which offset derivative liabilities.  We also posted excess collateral of $11 million, which we did not use to offset derivative liabilities.

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest expense on debt	$307	$298	$630	$619
Interest income on hedge accounting derivatives	(4)	(10)	(8)	(25)
Interest income on non-hedge accounting foreign currency swaps	(21)	(37)	(55)	(92)
Interest expense on non-hedge accounting interest rate swaps	31	27	58	64
Interest expense on debt and derivatives, net	313	278	625	566

Loss on hedge accounting derivatives:
Interest rate swaps	-	5	-	10
Foreign currency swaps	2	64	17	63
Loss on hedge accounting derivatives	2	69	17	73
Less hedged item: change in fair value of fixed rate debt	(3)	(69)	(18)	(73)
Ineffectiveness related to hedge accounting derivatives	(1)	-	(1)	-

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) loss on non-hedge accounting foreign currency transactions	(200)	(867)	154	(787)
Loss (gain) on non-hedge accounting foreign currency swaps	141	866	(93)	711
(Gain) loss on non-hedge accounting interest rate swaps	(50)	(62)	26	(145)
Total interest expense	$203	$215	$711	$345

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense is not significant for the three and six months ended September 30, 2015 and 2014 as we fully collateralize our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	September 30, 2015	March 31, 2015
Other assets:
Notes receivable from affiliates	$1,007	$1,184
Used vehicles held for sale	225	188
Deferred charges	121	122
Income taxes receivable	5	174
Derivative assets	51	53
Assets held-for-sale	2,127	-
Other assets	698	561
Total other assets	$4,234	$2,282

Other liabilities:
Unearned insurance premiums and contract revenues	$1,921	$1,825
Derivative liabilities	55	90
Accounts payable and accrued expenses	899	855
Deferred income	441	405
Liabilities held-for-sale	13	-
Other liabilities	174	180
Total other liabilities	$3,503	$3,355

In December 2014, we entered into an agreement for the sale of certain assets and liabilities relating to the commercial finance business to Toyota Industries Commercial Finance, Inc. (“TICF”), a newly-formed subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group and is a related party to TMCC.  In August 2015, a closing date was determined and several closing conditions were resolved such that we determined all six held-for-sale criteria had been satisfied, which resulted in the reclassification of the assets and liabilities relating to our commercial finance business to held-for-sale as of August 31, 2015.  The reclassification occurred at carrying value, as the fair value exceeded carrying value as of August 31, 2015.  See Note 1 – Interim Financial Data of the Notes to the Consolidated Financial Statements for additional detail.

The assets held-for-sale in the table above include approximately $1.1 billion of finance receivables, net and $1.0 billion of investments in operating leases, net as of September 30, 2015.  The major components of finance receivables which are included in assets held-for-sale are $546 million of commercial loan receivables, $490 million of wholesale receivables, $53 million of real estate receivables, and $16 million of working capital receivables.  Finance receivables held-for-sale within the dealer products portfolio segment are primarily classified as performing.   The past-due portion of finance receivables held-for-sale within the commercial portfolio segment is not significant as of September 30, 2015.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	September 30,	March 31,	September 30,	March 31,
	2015	2015	2015	2015
Commercial paper	$27,558	$27,006	0.29%	0.21%
Unsecured notes and loans payable	54,215	52,307	1.84%	1.86%
Secured notes and loans payable	13,264	10,837	0.67%	0.60%
Carrying value adjustment	60	81
Total debt	$95,097	$90,231	1.23%	1.22%

The commercial paper balance includes unamortized premiums and discounts.  As of September 30, 2015, our commercial paper had a weighted average remaining maturity of 74 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at September 30, 2015 included $18.7 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.4 percent and $35.5 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2015 included $17.4 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $35.0 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At September 30, 2015 and March 31, 2015, the carrying values of these foreign currency denominated notes payable were $13.9 billion and $12.4 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.7 percent at September 30, 2015 and 0.4 percent to 1.5 percent at March 31, 2015.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased by $21 million at September 30, 2015 compared to March 31, 2015 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which our hedged debt is denominated.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements:

	September 30, 2015
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$771	$14,871	$14,659	$5	$12,656	$3
Investments in operating leases	54	1,242	903	25	608	-
Total	$825	$16,113	$15,562	$30	$13,264	$3

	March 31, 2015
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$730	$11,682	$11,509	$4	$9,980	$3
Investment in operating leases	54	1,571	1,193	11	857	-
Total	$784	$13,253	$12,702	$15	$10,837	$3

Restricted cash shown in the table above represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,522 million and $1,275 million of securities retained by TMCC at September 30, 2015 and March 31, 2015, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity position in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  At September 30, 2015 and March 31, 2015, amounts due from these dealers under the TDIG Program that are classified as finance receivables, net in the Consolidated Balance Sheet and revenues received during the three and six months ended September 30, 2015 and 2014 were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2015 and March 31, 2015.  We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2015, TMCC had committed bank credit facilities totaling $5.5 billion of which $1.9 billion, $850 million, $1.9 billion, $450 million and $375 million mature in fiscal 2016, 2017, 2018, 2019 and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2015 and March 31, 2015. We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	September 30, 2015	March 31, 2015
Commitments:
Credit facilities commitments with vehicle and industrial equipment dealers	$1,311	$1,137
Minimum lease commitments	60	60
Total commitments	1,371	1,197
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,471	$1,297

Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments include $20 million and $23 million for facilities leases with affiliates at September 30, 2015 and March 31, 2015, respectively.  At September 30, 2015, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows:

Future minimum
Years ending March 31,	lease payments
2016	$10
2017	21
2018	16
2019	8
2020	3
Thereafter	2
Total	$60

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2015 and March 31, 2015.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2015, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2015 and March 31, 2015, no amounts have been recorded under these indemnification provisions.

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

As previously disclosed, we continue to engage in communications with the Consumer Financial Protection Bureau and the U.S. Department of Justice (together, the “Agencies”) regarding our purchases of auto finance contracts from dealers and related discretionary dealer compensation practices. As of September 30, 2015, we have recorded as a loss contingency an amount that was not material to our consolidated financial condition or results of operations. Based on the current state of discussions with the Agencies, we believe the range of reasonably possible losses in excess of the amount accrued is not material.  We are continuing discussions with the Agencies and intend to achieve a voluntary resolution to these matters. However, if such resolution does not occur, we may be subject to an enforcement action.  In addition, we have received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and we are fully cooperating with this request.  We cannot predict the outcome of this request given its preliminary status.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 37 percent for the first half of fiscal 2016 and fiscal 2015, respectively and 38 percent for the second quarter of fiscal 2016 and fiscal 2015, respectively. Our provision for income taxes for the three and six months ended September 30, 2015 was $161 million and $231 million, respectively, compared to $176 million and $389 million for the same periods in fiscal 2015.  The decrease in the provision is consistent with the decrease in our income before tax for the first half and second quarter of fiscal 2016 compared to the same periods in fiscal 2015.

Tax-related Contingencies

As of September 30, 2015, we remain under IRS examination for fiscal 2016 and 2015.  The IRS examination for fiscal 2014 was concluded in the second quarter of fiscal 2016.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended September 30, 2015, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $2.1 billion and $2.2 billion at September 30, 2015 and March 31, 2015, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts beginning in fiscal 2029 through fiscal 2036.  The total deferred tax liability at September 30, 2015, net of these deferred tax assets, was $7.7 billion compared with $7.5 billion at March 31, 2015.  Realization with respect to the federal tax loss carryforwards is dependent on sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

In October 2015, TMCC sold its commercial finance business to TICF.  Pursuant to an agreement with TICF, TMCC will recognize a taxable gain that will result in a federal and state income tax liability in the third quarter of fiscal 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of September 30, 2015, there were no material changes to our related party agreements or relationships as described in our fiscal 2015 Form 10-K.  The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net financing revenues:
Manufacturers’ subvention support and other revenues	$330	$296	$647	$569
Origination costs paid to affiliates	$(1)	$-	$(1)	$-
Credit support fees incurred	$(23)	$(22)	$(45)	$(43)
Interest and other expenses paid to affiliates	$-	$-	$(2)	$(1)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$33	$33	$65	$65

Investments and other income, net:
Interest earned on notes receivable from affiliates	$2	$1	$3	$2

Expenses:
Shared services charges and other expenses	$13	$16	$27	$32
Employee benefits expense	$8	$7	$16	$13

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)

	September 30, 2015	March 31, 2015
Assets:
Investments in marketable securities
Investments in affiliates’ commercial paper	$20	$37

Finance receivables, net
Accounts receivable from affiliates	$102	$83
Direct finance lease receivables from affiliates	$-	$6
Notes receivable under home loan programs	$10	$11
Deferred retail origination costs paid to affiliates	$1	$1
Deferred retail subvention income from affiliates	$(837)	$(802)

Investments in operating leases, net
Leases to affiliates	$2	$7
Deferred lease origination costs paid to affiliates	$1	$1
Deferred lease subvention income from affiliates	$(1,058)	$(950)

Other assets
Notes receivable from affiliates	$1,007	$1,184
Other receivables from affiliates	$10	$6
Subvention support receivable from affiliates	$175	$126
Assets held-for-sale	$57	$-

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$260	$252
Accounts payable to affiliates	$80	$136
Notes payable to affiliates	$25	$24

Shareholder’s Equity:
Stock-based compensation	$2	$2

In August 2015, certain assets and liabilities related to the commercial finance business were reclassified to held-for-sale.

In September 2015, TMCC entered into a promissory note with Toyota Financial Services Securities USA Corporation, an affiliate, under which TMCC can borrow up to $15 million.  As of September 30, 2015, no amounts have been borrowed on this promissory note.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows (dollars in millions):

	Three Months Ended September 30, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,353	$-	$-	$2,353
Insurance earned premiums and contract revenues	-	178	-	178
Investment and other income, net	22	(8)	-	14
Total gross revenues	2,375	170	-	2,545

Less:
Depreciation on operating leases	1,446	-	-	1,446
Interest expense	203	-	-	203
Provision for credit losses	105	-	-	105
Operating and administrative expenses	225	62	-	287
Insurance losses and loss adjustment expenses	-	78	-	78
Provision for income taxes	150	11	-	161
Net income	$246	$19	$-	$265

	Six Months Ended September 30, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$4,608	$-	$-	$4,608
Insurance earned premiums and contract revenues	-	352	-	352
Investment and other income, net	43	9	-	52
Total gross revenues	4,651	361	-	5,012

Less:
Depreciation on operating leases	2,806	-	-	2,806
Interest expense	711	-	-	711
Provision for credit losses	150	-	-	150
Operating and administrative expenses	434	123	-	557
Insurance losses and loss adjustment expenses	-	157	-	157
Provision for income taxes	201	30	-	231
Net income	$349	$51	$-	$400

Total assets at September 30, 2015	$112,166	$4,046	$(1,021)	$115,191

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information (Continued)

	Three Months Ended September 30, 2014
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,057	$-	$-	$2,057
Insurance earned premiums and contract revenues	-	160	-	160
Investment and other income, net	27	33	-	60
Total gross revenues	2,084	193	-	2,277

Less:
Depreciation on operating leases	1,196	-	-	1,196
Interest expense	215	-	-	215
Provision for credit losses	79	-	-	79
Operating and administrative expenses	200	53	-	253
Insurance losses and loss adjustment expenses	-	67	-	67
Provision for income taxes	149	27	-	176
Net income	$245	$46	$-	$291

	Six Months Ended September 30, 2014
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$4,017	$-	$-	$4,017
Insurance earned premiums and contract revenues	-	313	-	313
Investment and other income, net	47	48	-	95
Total gross revenues	4,064	361	-	4,425

Less:
Depreciation on operating leases	2,296	-	-	2,296
Interest expense	345	-	-	345
Provision for credit losses	117	-	-	117
Operating and administrative expenses	380	106	-	486
Insurance losses and loss adjustment expenses	-	137	-	137
Provision for income taxes	345	44	-	389
Net income	$581	$74	$-	$655

Total assets at September 30, 2014	$103,307	$3,602	$(894)	$106,015

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 16 – Subsequent Events

On October 1, 2015, we completed the sale of our commercial finance business to TICF for cash proceeds of $2.3 billion, which is subject to post-closing purchase price adjustments.  The transaction resulted in a gain of approximately $197 million, which will be reflected in our results of operations in the third quarter of fiscal 2016.  As part of this transaction, we entered into an Expense Reimbursement Agreement with TICF relating to certain expenses incurred by TMCC and a Transition Services Agreement relating to certain post-close services to be provided by TMCC to TICF.  See Note 8 – Other Assets and Other Liabilities of the Notes to Consolidated Financial Statements for additional information.

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

Fiscal 2016 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2016 (“fiscal 2016”), slow economic growth in the United States (“U.S.”) has continued as employment rates improved, consumer spending increased, and the housing market remained strong.  While the overall U.S. economy has continued to show positive trends during the first half of fiscal 2016, consumer debt levels continued to rise as consumers experienced greater access to credit.

Conditions in the global capital markets experienced volatility during the latter months of the first half of fiscal 2016 due to concerns regarding global economic growth as well as uncertainty regarding future changes in U.S. monetary policy.  We continue to maintain broad global access to both domestic and international markets.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the United States increased and sales incentives throughout the auto industry remained elevated during the first half of fiscal 2016 as compared to the same period in fiscal 2015.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased slightly in the first half of fiscal 2016 compared to the same period in fiscal 2015.  In addition, lease volume increased and retail volume decreased during the first half of fiscal 2016 due primarily to a higher focus by TMS on lease subvention.  Overall market share remained relatively consistent for the first half of fiscal 2016 compared to the same period in fiscal 2015.

Used vehicle values have remained strong during the first half of fiscal 2016 but deteriorated slightly compared to the same period in fiscal 2015.  However, it remains uncertain whether the used vehicle market will continue to be as strong as it has been in the past few years.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

Fiscal 2016 Summary

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Net income:
Finance operations[1]	$246	$245	$349	$581
Insurance operations[1]	19	46	51	74
Total net income	$265	$291	$400	$655

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $400 million and $265 million for the first half and second quarter of fiscal 2016, respectively, compared to $655 million and $291 million for the same periods in fiscal 2015.  The decrease for the first half of fiscal 2016 was primarily due to a $510 million increase in depreciation on operating leases, a $366 million increase in interest expense and a $33 million increase in provision for credit losses, partially offset by a $585 million increase in operating lease revenues and a $158 million decrease in provision for income taxes.  The decrease in net income for the second quarter of fiscal 2016 was primarily due to a $250 million increase in depreciation on operating leases, a $46 million decrease in net investment and other income and a $26 million increase in provision for credit losses, partially offset by a $292 million increase in operating lease revenues and $15 million decrease in provision for income taxes.

In August 2015, certain assets and liabilities related to our industrial equipment retail, lease and dealer portfolios (hereinafter the “commercial finance business”) were reclassified to held-for-sale, which did not have a material impact on our financial condition or the results of operations for the first half and second quarter of fiscal 2016.  On October 1, 2015, we completed the sale of our commercial finance business to Toyota Industries Commercial Finance, Inc. (“TICF”), a newly-formed subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group and is a related party to TMCC.  The sale resulted in cash proceeds of $2.3 billion, which is subject to post-closing purchase price adjustments, and is expected to be utilized for general corporate purposes, including the purchase of retail and lease contracts and the payment of debt.  The transaction resulted in a gain of approximately $197 million, which will be reflected in our results of operations in the third quarter of fiscal 2016.  We do not expect the sale of the commercial finance business to have a material impact on our revenue in the future.

Our overall capital position increased $0.3 billion, bringing total shareholder’s equity to $8.9 billion at September 30, 2015.  Our debt increased to $95.1 billion at September 30, 2015 from $90.2 billion at March 31, 2015.  Our debt-to-equity ratio increased to 10.7 at September 30, 2015 from 10.6 at March 31, 2015.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Financing revenues:
Operating lease	$1,789	$1,497	20%	$3,485	$2,900	20%
Retail[1]	465	461	1%	922	917	1%
Dealer	99	99	-%	201	200	1%
Total financing revenues	2,353	2,057	14%	4,608	4,017	15%

Investment and other income, net	22	27	(19)%	43	47	(9)%
Gross revenues from finance operations	2,375	2,084	14%	4,651	4,064	14%

Less:
Depreciation on operating leases	1,446	1,196	21%	2,806	2,296	22%
Interest expense	203	215	(6)%	711	345	106%
Provision for credit losses	105	79	33%	150	117	28%
Operating and administrative expenses	225	200	13%	434	380	14%
Provision for income taxes	150	149	1%	201	345	(42)%
Net income from finance operations	$246	$245	-%	$349	$581	(40)%

[1]	Includes direct finance lease revenues.

Our finance operations reported net income of $349 million and $246 million for the first half and second quarter of fiscal 2016, respectively, compared to $581 million and $245 million for the same periods in fiscal 2015.  Finance operations results for the first half of fiscal 2016 decreased compared to the same period in fiscal 2015, driven by a $510 million increase in depreciation on operating leases, a $366 million increase in interest expense and a $33 million increase in provision for credit losses, partially offset by a $585 million increase in operating lease revenues and a $144 million decrease in provision for income taxes. Finance operations results for the second quarter of fiscal 2016 remained relatively flat as compared to the same period in fiscal 2015, primarily due to a $292 million increase in operating lease revenues, offset by a $250 million increase in depreciation on operating leases, a $26 million increase in provision for credit losses and a $25 million increase in operating and administrative expenses.

Financing Revenues

Total financing revenues increased 15 percent and 14 percent during the first half and second quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015 due to the following:

•

Operating lease revenues increased 20 percent in the first half and second quarter of fiscal 2016 as compared to the same periods in fiscal 2015, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.

•	Retail contract revenues increased slightly in the first half and second quarter of fiscal 2016 as compared to the same periods in fiscal 2015, driven by a slight increase in earning assets.
•

Dealer financing revenues remained relatively consistent in the first half and second quarter of fiscal 2016 as compared to the same periods in fiscal 2015, as higher portfolio yields were offset by lower average outstanding earning asset balances.

Our total portfolio yield, which includes operating lease, retail and dealer financing, remained relatively flat at 3.7 percent in the first half and second quarter of fiscal 2016 as compared to the same periods in fiscal 2015.

Depreciation on Operating Leases

Depreciation on operating leases increased 22 percent and 21 percent during the first half and second quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding during the first half and second quarter of fiscal 2016 as compared to the same periods in fiscal 2015.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Interest expense on debt	$307	$298	$630	$619
Interest expense (income) on derivatives	6	(20)	(5)	(53)
Interest expense on debt and derivatives	313	278	625	566

Ineffectiveness related to hedge accounting derivatives	(1)	-	(1)	-
(Gain) loss on non-hedge accounting foreign currency transactions	(200)	(867)	154	(787)
Loss (gain) on non-hedge accounting foreign currency swaps	141	866	(93)	711
(Gain) loss on non-hedge accounting interest rate swaps	(50)	(62)	26	(145)
Total interest expense	$203	$215	$711	$345

During the first half of fiscal 2016, total interest expense increased to $711 million from $345 million in the same period in fiscal 2015. The increase in total interest expense for the first half of 2016 can be primarily attributed to losses of $61 million on foreign currency transactions, net of foreign currency swaps, and $26 million in losses on non-hedge accounting interest rate swaps, as compared to gains of $76 million and $145 million respectively in the prior year.  During the second quarter of fiscal 2016, total interest expense decreased slightly to $203 million from $215 million in fiscal 2015.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt in the first half and second quarter of fiscal 2016 increased to $630 million and $307 million, respectively, from $619 million and $298 million in the same periods in fiscal 2015 due to an increase in the amount of outstanding debt, partially offset by a decrease in the weighted average cost of debt.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first half and second quarter of fiscal 2016, we recorded net interest income of $5 million and net interest expense of $6 million, respectively, compared to net interest income of $53 million and $20 million in the same periods in fiscal 2015.

Gain or loss on non-hedge accounting foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use non-hedge accounting foreign currency swaps to economically hedge these foreign currency transactions. During the first half of fiscal 2016, the net loss of $61 million on our foreign currency transactions, net of foreign currency swaps, resulted from an increase in foreign currency swap rates.  For the second quarter of fiscal 2016, the net gain of $59 million on our foreign currency transactions, net of foreign currency swaps, resulted from a decrease in foreign currency swap rates. During the first half of fiscal 2015, we recorded a net gain of $76 million on foreign currency transactions, net of foreign currency swaps, resulting from a decrease in foreign currency swap rates. For the second quarter of fiscal 2015, changes in the foreign currency transactions mostly offset the foreign currency swaps.

Gain or loss on non-hedge accounting interest rate swaps represents the revaluation of U.S. dollar interest rate swaps. During the first six months of fiscal 2016 we experienced a loss of $26 million on non-hedge accounting interest rate swaps. During the second quarter of fiscal 2016, swap rates decreased resulting in gains of $50 million. We recorded a gain of $145 million and $62 million on non-hedge accounting interest rate swaps during the first half and second quarter of fiscal 2015, respectively, as a result of an increase in medium term U.S. dollar swap rates.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $150 million and $105 million for the first half and second quarter of fiscal 2016, respectively, compared to $117 million and $79 million for the same periods in fiscal 2015.  The increase in the provision for credit losses for the first half and second quarter of fiscal 2016 was due to higher default frequency and loss severity, and overall portfolio growth.

Operating and Administrative Expenses

Operating and administrative expenses increased 14 percent and 13 percent during the first half and second quarter of fiscal 2016, respectively, compared to the same periods in fiscal 2015 primarily reflecting increases in employee and general operating expenses and certain expenses associated with the planned relocation of our headquarters to Plano, Texas.  We expect to incur additional expenses over the next several years relating to our planned relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2015	2014¹	Change	2015	2014¹	Change
Agreements (units in thousands)
Issued	573	507	13%	1,120	978	15%
Average in force	6,344	5,796	9%	6,260	5,750	9%

Insurance earned premiums and contract revenues	$178	$160	11%	$352	$313	12%
Investment and other income, net	(8)	33	(124)%	9	48	(81)%
Revenues from insurance operations	170	193	(12)%	361	361	-%

Less:
Insurance losses and loss adjustment expenses	78	67	16%	157	137	15%
Operating and administrative expenses	62	53	17%	123	106	16%
Provision for income taxes	11	27	(59)%	30	44	(32)%
Net income from insurance operations	$19	$46	(59)%	$51	$74	(31)%

[1]	Certain prior year amounts have been reclassified to conform to the current year presentation.

Our insurance operations reported net income of $51 million and $19 million for the first half and second quarter of fiscal 2016, respectively, compared to $74 million and $46 million for the same periods in fiscal 2015.  The decrease in net income for the first half of fiscal 2016 was primarily attributable to a $39 million decrease in investment and other income, net, a $20 million increase in insurance losses and loss adjustment expenses and a $17 million increase in operating and administrative expenses, partially offset by a $39 million increase in insurance earned premiums and contract revenues.  The decrease in net income for the second quarter of fiscal 2016 was primarily due to a $41 million decrease in investment and other income, net, an $11 million increase in insurance losses and loss adjustment expenses and a $9 million increase in operating and administrative expenses, partially offset by a $18 million increase in insurance earned premiums and contract revenues.

Agreements issued increased 15 percent and 13 percent during the first half and second quarter of fiscal 2016, respectively, compared to the same periods in fiscal 2015.  The average number of agreements in force increased 9 percent during the first half and second quarter of fiscal 2016 compared to the same periods in fiscal 2015.  The increase in the issued and the average in force agreements in both periods was primarily due to increased sales of prepaid maintenance contracts and tire and wheel agreements. The increase in prepaid maintenance agreements was primarily due to expanded product offerings introduced in fiscal 2014.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $352 million and $178 million for the first half and second quarter of fiscal 2016, respectively, compared to $313 million and $160 million for the same periods in fiscal 2015.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in both periods was due to an increase in the average in force agreements, as well as a change in the mix of in force agreements.

Our insurance operations reported investment and other income, net of $9 million and a loss of $8 million for the first half and second quarter of fiscal 2016, respectively, compared to income of $48 million and $33 million for the same periods in fiscal 2015.  Investment and other income consist primarily of dividend and interest income, realized gains and losses and other-than-temporary impairment on available-for-sale securities, if any.  In the first half and second quarter of fiscal 2016, we had $35 million of other-than-temporary impairments on our fixed income mutual funds resulting from interest rate volatility. The increase in other-than-temporary impairment in both periods was partially offset by an increase in dividend income due to overall higher yields.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $157 million and $78 million for the first half and second quarter of fiscal 2016, compared to $137 million and $67 million for the same periods in fiscal 2015.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in both periods was primarily due to an increase in the number of claims as a result of a higher number of average in force agreements, as well as an increase in the severity of claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $123 million and $62 million for the first half and second quarter of fiscal 2016 compared to $106 million and $53 million for the same periods in fiscal 2015.  The increase in both periods was attributable to higher insurance dealer back-end program expenses, product expenses, and general operating expenses driven by the continued growth of our insurance business. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes for the first half and second quarter of fiscal 2016 was $231 million and $161 million, compared to $389 million and $176 million for the same periods in fiscal 2015.  Our effective tax rate was 37 percent for the first half of fiscal 2016 and fiscal 2015, respectively, and 38 percent for the second quarter of fiscal 2016 and fiscal 2015, respectively. The decrease in the provision for income taxes is consistent with the decrease in our income before tax for the first half and second quarter of fiscal 2016 compared to the same periods in fiscal 2015.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2015	2014	Change	2015	2014	Change
TMS new sales volume[1]	508	509	-%	994	986	1%

Vehicle financing volume[2]
New retail contracts	181	200	(10)%	355	376	(6)%
Used retail contracts	76	70	9%	148	142	4%
Lease contracts	166	147	13%	314	286	10%
Total	423	417	1%	817	804	2%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	112	141	(21)%	218	257	(15)%
Used retail contracts	11	13	(15)%	22	31	(29)%
Lease contracts	149	138	8%	281	265	6%
Total	272	292	(7)%	521	553	(6)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	61.9%	70.5%		61.4%	68.4%
Used retail contracts	14.5%	18.6%		14.9%	21.8%
Lease contracts	89.8%	93.9%		89.5%	92.7%
Overall subvened contracts	64.3%	70.0%		63.8%	68.8%

Market share:[3]
Retail contracts	35.6%	39.1%		35.5%	38.0%
Lease contracts	32.5%	28.9%		31.3%	28.9%
Total	68.1%	68.0%		66.8%	66.9%

[l]

Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 84 percent Toyota and Scion and 16 percent Lexus for the first half and second quarter of fiscal 2016.  TMS new sales volume was comprised of approximately 85 percent Toyota and Scion and 15 percent Lexus for the first half and second quarter of fiscal 2015.

[2]

Total financing volume is comprised of approximately 79 percent Toyota and Scion, 18 percent Lexus, and 3 percent non-Toyota/Lexus for the first half and second quarter of fiscal 2016.  Total financing volume was comprised of approximately 80 percent Toyota and Scion, 17 percent Lexus, and 3 percent non-Toyota/Lexus vehicles for the first half and second quarter of fiscal 2015.

[3]

Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is substantially dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased slightly for the first half of fiscal 2016 as compared to the same period in fiscal 2015.

Our financing volume increased 2 percent and 1 percent in the first half and second quarter of fiscal 2016 compared to the same periods in fiscal 2015.  The increase in financing volume was driven primarily by growth in TMS sales.  Lease volume increased and retail volume decreased in the first half and second quarter of fiscal 2016 due primarily to a higher focus by TMS on lease subvention.  Overall market share remained relatively consistent for the first half and second quarter of fiscal 2016 compared to the same periods in fiscal 2015 due to more competitive programs on non-subvened contracts and despite a decrease in subvention.

The majority of our lease terms are 36 and 24 months, which represent 81 percent and 10 percent, respectively, of our lease originations for the first half of fiscal 2016 compared to 65 percent and 27 percent, respectively, for the same period in fiscal 2015.

The composition of our net earning assets is summarized below:

			Percentage
(Dollars in millions)	September 30, 2015	March 31, 2015	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net[1]	$50,967	$50,257	1%
Dealer financing, net[2]	14,055	15,636	(10)%
Total finance receivables, net	65,022	65,893	(1)%
Investments in operating leases, net	33,741	31,128	8%
Net earning assets	$98,763	$97,021	2%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[2]	995	999	-%
Vehicle dealers outside of the Toyota/Lexus dealer network	407	456	(11)%
Industrial equipment dealers[3]	137	140	(2)%
Total number of dealers receiving wholesale financing	1,539	1,595	(4)%

Dealer inventory outstanding (units in thousands)[3]	269	301	(11)%

[1]	Includes direct finance leases.
[2]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[3]	The September 30, 2015 figures include dealer relationships and inventory outstanding that were reclassified as held-for-sale as of August 31, 2015.

Retail Contract Volume and Earning Assets

Our retail contract volume decreased 6 percent and 10 percent during the first half and second quarter of fiscal 2016 compared to the same periods in fiscal 2015 primarily due to the higher focus by TMS on lease subvention as compared to retail subvention.  Market share also decreased for the first half and second quarter of fiscal 2016 as compared to the same periods in fiscal 2015 due to the decrease in retail subvention.  Our retail finance receivables, net increased 1 percent from March 31, 2015, due to higher average amounts financed.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume increased 10 percent and 13 percent during the first half and second quarter of fiscal 2016 as compared to the same periods in fiscal 2015.  Much of the increase during the first half and second quarter of fiscal 2016 was attributable to a higher focus by TMS on lease subvention in comparison to retail subvention, resulting in an increase of 8 percent in investments in operating leases, net at September 30, 2015, as compared to the balance at March 31, 2015.

Dealer Financing and Earning Assets

Dealer financing, net decreased 10 percent from March 31, 2015, primarily due to decreases in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2015	2014	Change	2015	2014	Change
Depreciation on operating leases (dollars in millions)	$1,446	$1,196	21%	$2,806	$2,296	22%
Average operating lease units outstanding (in thousands)	1,262	1,042	21%	1,231	1,008	22%

Depreciation expense on operating leases increased 22 percent and 21 percent during the first half and second quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015, due primarily to an increase in the average operating lease units outstanding.  We continue to experience higher leasing volume which will result in an increase in our maturities in future years.  This trend could affect return rates, residual value risk and depreciation expense.

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

The following table provides information related to our credit loss experience:

	September 30,	March 31,	September 30,
	2015	2015	2014
Net charge-offs as a percentage of average gross earning assets [1]
Finance receivables	0.35%	0.32%	0.30%
Operating leases	0.24%	0.23%	0.20%
Total	0.31%	0.29%	0.27%

Default frequency as a percentage of outstanding contracts	1.19%	1.21%	1.16%
Average loss severity per unit[2]	$6,491	$6,632	$6,364

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets [3]
Finance receivables [4]	0.35%	0.23%	0.26%
Operating leases [4]	0.23%	0.17%	0.19%
Total	0.31%	0.21%	0.24%

[1]	Net charge-off ratios have been annualized using six month results for the periods ended September 30, 2015 and 2014.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets increased from 0.27 percent at September 30, 2014 to 0.31 percent at September 30, 2015 due to increased default frequency and loss severity.  Default frequency as a percentage of outstanding contracts increased to 1.19 percent for the first half of fiscal 2016 compared to 1.16 percent in the same period in fiscal 2015.  Our delinquencies increased to 0.31 percent for the first half of fiscal 2016 compared to 0.24 percent in the same period in fiscal 2015 as a result of rising consumer debt levels as customers experienced greater access to credit.  The increase in our delinquencies from March 31, 2015 to September 30, 2015 reflects our typical seasonal pattern for delinquency.  Our average loss severity for the first half of fiscal 2016 increased to $6,491 from $6,364 in the first half of fiscal 2015.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance for credit losses at beginning of period	$467	$447	$485	$454
Provision for credit losses	105	79	150	117
Transferred to held-for-sale	(7)	-	(7)	-
Charge-offs, net of recoveries[1]	(92)	(81)	(155)	(126)
Allowance for credit losses at end of period	$473	$445	$473	$445

[1]

Charge-offs are shown net of recoveries of $18 million and $38 million for the three and six months ended September 30, 2015, respectively, and recoveries of $20 million and $42 million for the same periods in fiscal 2015.

Our allowance for credit losses increased $28 million from $445 million at September 30, 2014 to $473 million at September 30, 2015 due to higher default frequency and loss severity, and overall portfolio growth.  Our allowance for credit losses decreased $12 million from $485 million at March 31, 2015 primarily due to the transfer of assets within the commercial portfolio segment to held-for-sale as of August 31, 2015.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	September 30, 2015	March 31, 2015
Commercial paper[1]	$27,558	$27,006
Unsecured notes and loans payable[2]	54,215	52,307
Secured notes and loans payable	13,264	10,837
Carrying value adjustment[3]	60	81
Total debt	$95,097	$90,231

[1]	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $6.5 billion to $10.3 billion with an average balance of $8.3 billion during the quarter ended September 30, 2015.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified the following countries for which these conditions exist: Portugal, Ireland, Italy, Greece, Spain, Cyprus, Russia, Ukraine and certain other countries.  We do not currently have exposure to these or other sovereign counterparties.  As of September 30, 2015, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $20.5 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of September 30, 2015.  As of September 30, 2015, approximately 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our fiscal 2015 Form 10-K for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $26.8 billion to $29.8 billion during the quarter ended September 30, 2015, with an average outstanding balance of $27.7 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")	Eurobonds	Other		Total unsecured notes and loans payable[4]
Balance at March 31, 2015[1]	$32,722		$16,100	$480	$5,222		$54,524
Issuances during the six months ended September 30, 2015	6,713	[2]	1,797	-	1,250	[3]	9,760
Maturities and terminations during the six months ended September 30, 2015	(5,935)		(885)	-	(1,250)		(8,070)
Balance at September 30, 2015[1]	$33,500		$17,012	$480	$5,222		$56,214

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

[2]

MTNs and domestic bonds issued during the first half of fiscal 2016 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 0.3 percent to 4.3 percent.

[3]	Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 0.2 percent to 0.9 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2015, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €26.5 billion was available for issuance at September 30, 2015.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the Securities and Exchange Commission (“SEC”) to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of September 30, 2015 and March 31, 2015, we did not have any outstanding lease securitization transactions registered with the SEC.

We periodically enter into public term securitization transactions whereby we agree to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of the securitization transactions are consistent with the terms of our other similar transactions except that the proceeds we receive are included in Restricted cash and cash equivalents in our Consolidated Balance Sheet.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2015 and March 31, 2015.  We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2015, TMCC had committed bank credit facilities totaling $5.5 billion of which $1.9 billion, $850 million, $1.9 billion, $450 million, and $375 million mature in fiscal 2016, 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2015 and March 31, 2015. We are in compliance with the covenants and conditions of the credit agreements described above.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income.  As of September 30, 2015 and March 31, 2015, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our fiscal 2015 Form 10-K, and Note 7 – Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	September 30, 2015	March 31, 2015
Gross derivatives assets, net of credit valuation adjustment	$756	$688
Less: Counterparty netting and collateral	(705)	(635)
Derivative assets, net	$51	$53

Gross derivative liabilities, net of credit valuation adjustment	$2,235	$2,274
Less: Counterparty netting and collateral	(2,180)	(2,184)
Derivative liabilities, net	$55	$90

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2015, we held collateral of $121 million, which offset derivative assets, and we posted collateral of $1,596 million, which offset derivative liabilities.  We also posted excess collateral of $11 million which we did not use to offset derivative liabilities.  As of March 31, 2015, we held collateral of $145 million, which offset derivative assets, and we posted collateral of $1,694 million which offset derivative liabilities.  We held excess collateral of $10 million, which we did not use to offset derivative assets, and we posted excess collateral of $2 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivatives counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at September 30, 2015 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of September 30, 2015, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral. Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2015 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	September 30, 2015	March 31, 2015
Credit Rating
AA	$1	$-
A	52	54
Total net counterparty credit exposure	$53	$54

We exclude from the table above credit valuation adjustments of $2 million and $1 million as of September 30, 2015 and March 31, 2015, respectively, related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to Note 2 – Fair Value Measurements of the Notes to the Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended September 30, 2015 that requires disclosure in this report under Section 13(r) of the Exchange Act.

For affiliates that we do not control and that are our affiliates solely due to their common control by our parent Toyota Motor Corporation (“TMC”), a Japanese corporation, we have relied upon TMC for information regarding their activities, transactions and dealings. TMC has informed us that during the quarter ended September 30, 2015, TMC is not aware of any activity, transaction or dealing by TMC or any of its affiliates that requires disclosure in this report under Section 13(r) of the Exchange Act.

ITEM 6.   EXHIBITS

See Exhibit Index on page 74.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 5, 2015	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By	/s/ Chris Ballinger
Chris Ballinger
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A.	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A.	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2(a)	Amended and Restated Agency Agreement, dated September 11, 2015, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon	(7)

4.2(b)	Amended and Restated Note Agency Agreement, dated September 11, 2015, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London branch	(8)

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent	(10)

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

		(11)

Exhibit Number	Description	Method of Filing

10.2	Three Year Credit Agreement, dated as of November 20, 2014, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI, TKG, and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents	(12)

10.3	Five Year Credit Agreement, dated as of November 20, 2014, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI, TKG, and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents	(13)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 11, 2015, Commission File Number 1-9961.
(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 11, 2015, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated November 20, 2014, Commission File No. 1-9961.

(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated November 20, 2014, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated November 20, 2014, Commission File No. 1-9961.