Form 10-Q
period 2015-12-31
TOYOTA MOTOR CREDIT CORP
filed 2016-02-10
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 31, 2016, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Financing revenues:
Operating lease	$1,795	$1,581	$5,280	$4,481
Retail	484	430	1,406	1,347
Dealer	97	101	298	301
Total financing revenues	2,376	2,112	6,984	6,129
Depreciation on operating leases	1,503	1,248	4,309	3,544
Interest expense	277	161	988	506
Net financing revenues	596	703	1,687	2,079

Insurance earned premiums and contract revenues	181	159	533	472
Gain on sale of commercial finance business	197	-	197	-
Investment and other income, net	67	62	119	157
Net financing revenues and other revenues	1,041	924	2,536	2,708

Expenses:
Provision for credit losses	128	103	278	220
Operating and administrative	288	266	845	752
Insurance losses and loss adjustment expenses	73	63	230	200
Total expenses	489	432	1,353	1,172

Income before income taxes	552	492	1,183	1,536
Provision for income taxes	210	185	441	574

Net income	$342	$307	$742	$962

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income	$342	$307	$742	$962
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $13, ($3), $54 and ($25), respectively]	(23)	5	(91)	41
Reclassification adjustment for net (gains) losses on available-for-sale marketable securities included in investment and other income, net [net of tax provision (benefit) of $0, $4, ($4) and $20, respectively]	-	(7)	6	(35)
Other comprehensive (loss) income	(23)	(2)	(85)	6
Comprehensive income	$319	$305	$657	$968

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions except share data)
(Unaudited)

	December 31,	March 31,
	2015	2015
ASSETS
Cash and cash equivalents	$2,959	$2,407
Restricted cash	853	784
Investments in marketable securities	8,241	7,131
Finance receivables, net	65,763	65,893
Investments in operating leases, net	35,336	31,128
Other assets	2,303	2,282
Total assets	$115,455	$109,625

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$94,708	$90,231
Deferred income taxes	7,848	7,519
Other liabilities	3,722	3,355
Total liabilities	106,278	101,105

Commitments and contingencies (See Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2015 and March 31, 2015	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	135	220
Retained earnings	8,125	7,383
Total shareholder's equity	9,177	8,520
Total liabilities and shareholder's equity	$115,455	$109,625

The following table presents the assets and liabilities of our consolidated variable interest entities (See Note 10).

	December 31,	March 31,
	2015	2015
ASSETS
Finance receivables, net	$13,611	$11,509
Investments in operating leases, net	2,797	1,193
Other assets	55	15
Total assets	$16,463	$12,717

LIABILITIES
Debt	$14,030	$10,837
Other liabilities	4	3
Total liabilities	$14,034	$10,840

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2014	$915	$2	$200	$6,621	$7,738

Net income for the nine months ended December 31, 2014	-	-	-	962	962
Other comprehensive income, net of tax	-	-	6	-	6
Dividend	-	-	-	(435)	(435)
Balance at December 31, 2014	$915	$2	$206	$7,148	$8,271

Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

Net income for the nine months ended December 31, 2015	-	-	-	742	742
Other comprehensive loss, net of tax	-	-	(85)	-	(85)
Balance at December 31, 2015	$915	$2	$135	$8,125	$9,177

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$742	$962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,347	3,570
Recognition of deferred income	(1,277)	(1,136)
Provision for credit losses	278	220
Amortization of deferred costs	504	462
Foreign currency and other adjustments to the carrying value of debt, net	(2)	(1,350)
Net realized gains from sales and other-than-temporary impairment on securities	10	(55)
Gain on sale of commercial finance business	(197)	-
Net change in:
Restricted cash	(69)	23
Derivative assets	-	(4)
Other assets (Note 8) and accrued income	66	(298)
Deferred income taxes	380	588
Derivative liabilities	(15)	20
Other liabilities	410	358
Net cash provided by operating activities	5,177	3,360

Cash flows from investing activities:
Purchase of investments in marketable securities	(5,894)	(2,808)
Proceeds from sales of investments in marketable securities	641	557
Proceeds from maturities of investments in marketable securities	3,987	3,132
Acquisition of finance receivables	(19,665)	(19,766)
Collection of finance receivables	18,381	18,423
Net change in wholesale and certain working capital receivables	248	(35)
Acquisition of investments in operating leases	(14,978)	(12,690)
Disposals of investments in operating leases	5,921	4,707
Proceeds from sale of commercial finance business	2,285	-
Net change in financing support provided to affiliates	58	351
Cash equivalents (restricted) un-restricted to acquire finance receivables and investment in operating leases, net	-	1,077
Other, net	(34)	(36)
Net cash used in investing activities	(9,050)	(7,088)

Cash flows from financing activities:
Proceeds from issuance of debt	19,562	15,756
Payments on debt	(14,958)	(11,633)
Net change in commercial paper	(159)	(225)
Net change in financing support provided by affiliates	(20)	6
Dividend paid to TFSA	-	(435)
Net cash provided by financing activities	4,425	3,469
Net increase (decrease) in cash and cash equivalents	552	(259)
Cash and cash equivalents at the beginning of the period	2,407	3,815
Cash and cash equivalents at the end of the period	$2,959	$3,556
Supplemental disclosures:
Interest paid	$905	$810
Income taxes (received) paid, net	$(189)	$153

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and nine months ended December 31, 2015 and 2014 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2015 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2016 (“fiscal 2016”).

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2015 (“fiscal 2015”), which was filed with the Securities and Exchange Commission on June 2, 2015.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Related party transactions presented in the Consolidated Financial Statements are disclosed in Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements.

Sale of the Commercial Finance Business

In December 2014, we entered into an agreement for the sale of certain assets and liabilities relating to our industrial equipment retail, lease and dealer portfolios (hereinafter the “commercial finance business” or “disposal group”) to Toyota Industries Commercial Finance, Inc. (“TICF”), a newly-formed subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group and is a related party to TMCC.

As of August 31, 2015, we reclassified our commercial finance business to held-for-sale as all of the following criteria were met: management, having the authority to approve the action, committed to a plan to sell the disposal group; the disposal group was available for immediate sale in its present condition subject only to terms that are usual and customary; we located a buyer; the sale of the disposal group was determined to be probable, and transfer of the disposal group was expected to qualify for recognition as a completed sale within one year; the disposal group was actively marketed for sale at a price that was reasonable in relation to its current fair value; and actions required to complete the plan indicated that it was unlikely significant changes to the plan would be made or that the plan would be withdrawn.

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

On October 1, 2015, we completed the sale of our commercial finance business to TICF. The sale resulted in cash proceeds of $2.3 billion, which are expected to be utilized for general corporate purposes, including the purchase of retail and lease contracts and the payment of debt. The transaction resulted in a gain of $197 million that is reflected in our results of operations in the third quarter of fiscal 2016. We do not expect the sale of the commercial finance business to have a material impact on our revenue in the future. As the sale of our commercial finance business did not represent a strategic shift that will have a major effect on our operations and financial results, it did not meet the criteria to be presented as a discontinued operation.

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

In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and will require entities to measure equity investments at fair value and recognize any changes in fair value in net income.  This accounting guidance will be effective for us on April 1, 2018.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

	As of December 31, 2015
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$958	$608	$-	$-	$1,566
Certificates of deposit	-	1,000	-	-	1,000
Corporate debt securities	-	26	-	-	26
Cash equivalents total	958	1,634	-	-	2,592
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	4,061	55	2	-	4,118
Municipal debt securities	-	11	-	-	11
Certificates of deposit	675	650	-	-	1,325
Commercial paper	-	175	-	-	175
Corporate debt securities	27	333	8	-	368
Mortgage-backed securities:
U.S. government agency	-	50	-	-	50
Non-agency residential	-	-	3	-	3
Non-agency commercial	-	-	42	-	42
Asset-backed securities	-	-	36	-	36
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	-	180	-	-	180
U.S. government sector fund	-	255	-	-	255
Municipal sector fund	-	19	-	-	19
Investment grade corporate sector fund	-	244	-	-	244
High-yield sector fund	-	101	-	-	101
Real return sector fund	-	221	-	-	221
Mortgage sector fund	-	327	-	-	327
Asset-backed securities sector fund	-	124	-	-	124
Emerging market sector fund	-	95	-	-	95
International sector fund	-	145	-	-	145
Equity mutual fund	402	-	-	-	402
Available-for-sale securities total	5,165	2,985	91	-	8,241
Derivative assets:
Foreign currency swaps	-	163	-	-	163
Interest rate swaps	-	422	1	-	423
Counterparty netting and collateral	-	-	-	(533)	(533)
Derivative assets total	-	585	1	(533)	53
Assets at fair value	6,123	5,204	92	(533)	10,886
Derivative liabilities:
Foreign currency swaps	-	(1,868)	(3)	-	(1,871)
Interest rate swaps	-	(232)	(3)	-	(235)
Counterparty netting and collateral	-	-	-	2,031	2,031
Liabilities at fair value	-	(2,100)	(6)	2,031	(75)
Net assets at fair value	$6,123	$3,104	$86	$1,498	$10,811

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Derivative assets were reduced by a counterparty credit valuation adjustment of $2 million and $1 million as of December 31, 2015 and March 31, 2015, respectively.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of March 31, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods. During the first nine months of fiscal 2016, $47 million was transferred from Level 1 to Level 2, $15 million was transferred from Level 2 to Level 1 and $4 million was transferred from Level 3 to Level 2.  During the three months ended December 31, 2015, $10 million was transferred from Level 1 to Level 2 and $15 million was transferred from Level 2 to Level 1.  During the three and nine months ended December 31, 2014, certain corporate debt securities were transferred from Level 2 to Level 3.  These transfers were due to changes in the transparency of inputs for determination of fair value for these instruments.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended December 31, 2015
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, October 1, 2015	$2	$8	$45	$36	$91	$(1)	$10	$9	$100
Total (losses)
Included in earnings	-	-	-	-	-	(3)	(9)	(12)	(12)
Included in other comprehensive income	-	-	-	(1)	(1)	-	-	-	(1)
Purchases, issuances, sales, and settlements
Purchases	-	-	1	4	5	-	-	-	5
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(3)	(4)	2	(4)	(2)	(6)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2015	$2	$8	$45	$36	$91	$(2)	$(3)	$(5)	$86
The amount of total (losses) included in earnings attributable to assets held at the reporting date						$(3)	$(9)	(12)	(12)

	Three Months Ended December 31, 2014
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, October 1, 2014	$2	$12	$50	$30	$94	$2	$53	$55	$149
Total (losses)
Included in earnings	-	-	-	-	-	(1)	(16)	(17)	(17)
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	1	1	-	-	-	1
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	(5)	(5)	-	-	-	(5)
Settlements	-	-	(1)	(1)	(2)	-	(4)	(4)	(6)
Transfers in to Level 3	-	2	-	-	2	-	-	-	2
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2014	$2	$14	$49	$25	$90	$1	$33	$34	$124
The amount of total (losses) included in earnings attributable to assets held at the reporting date						$(1)	$(16)	$(17)	$(17)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	Nine Months Ended December 31, 2015
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
Total (losses)
Included in earnings	-	-	-	-	-	(4)	(2)	(6)	(6)
Included in other comprehensive income	-	-	(1)	(1)	(2)	-	-	-	(2)
Purchases, issuances, sales, and settlements
Purchases	-	-	1	4	5	-	-	-	5
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(2)	-	(1)	(3)	-	-	-	(3)
Settlements	-	-	(3)	(5)	(8)	1	(8)	(7)	(15)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	(4)	-	-	(4)	-	-	-	(4)
Fair value, December 31, 2015	$2	$8	$45	$36	$91	$(2)	$(3)	$(5)	$86
The amount of total (losses) included in earnings attributable to assets held at the reporting date						$(4)	$(2)	$(6)	$(6)

	Nine Months Ended December 31, 2014
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2014	$2	$12	$48	$27	$89	$3	$70	$73	$162
Total (losses)
Included in earnings	-	-	-	-	-	(1)	(28)	(29)	(29)
Included in other comprehensive income	-	-	1	-	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	3	12	7	22	-	-	-	22
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(3)	(7)	(5)	(15)	-	-	-	(15)
Settlements	-	-	(5)	(4)	(9)	(1)	(9)	(10)	(19)
Transfers in to Level 3	-	2	-	-	2	-	-	-	2
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2014	$2	$14	$49	$25	$90	$1	$33	$34	$124
The amount of total (losses) included in earnings attributable to assets held at the reporting date						$(1)	$(28)	$(29)	$(29)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2015 and March 31, 2015.

Level 3 Fair Value Measurements

The fair value measurements of Level 3 financial assets and liabilities subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three and nine months ended December 31, 2015 and as of and for the year ended March 31, 2015.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis in our Consolidated Balance Sheet:

	As of December 31, 2015
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,690	$-	$-	$50,137	$50,137
Wholesale	8,428	-	-	8,469	8,469
Real estate	4,633	-	-	4,361	4,361
Working capital	1,884	-	-	1,849	1,849

Financial liabilities
Commercial paper	$26,847	$-	$26,847	$-	$26,847
Unsecured notes and loans payable	53,831	-	53,409	1,383	54,792
Secured notes and loans payable	14,030	-	-	13,992	13,992

	As of March 31, 2015
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,734	$-	$-	$49,887	$49,887
Commercial	217	-	-	223	223
Wholesale	9,123	-	-	9,176	9,176
Real estate	4,602	-	-	4,564	4,564
Working capital	1,815	-	-	1,804	1,804

Financial liabilities
Commercial paper	$27,006	$-	$27,006	$-	$27,006
Unsecured notes and loans payable	52,388	-	53,174	634	53,808
Secured notes and loans payable	10,837	-	-	10,832	10,832

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  The finance receivables, net amount excludes related party transactions, for which the fair value approximates the carrying value, of $108 million and $94 million at December 31, 2015 and March 31, 2015, respectively, and direct finance leases of $20 million and $308 million at December 31, 2015 and March 31, 2015, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment as described in Note 9 – Debt of the Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$4,126	$1	$(9)	$4,118
Municipal debt securities	10	1	-	11
Certificates of deposit	1,325	-	-	1,325
Commercial paper	175	-	-	175
Corporate debt securities	369	3	(4)	368
Mortgage-backed securities:
U.S. government agency	49	1	-	50
Non-agency residential	2	1	-	3
Non-agency commercial	42	1	(1)	42
Asset-backed securities	37	-	(1)	36
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	180	-	-	180
U.S. government sector fund	259	-	(4)	255
Municipal sector fund	19	-	-	19
Investment grade corporate sector fund	243	8	(7)	244
High-yield sector fund	97	5	(1)	101
Real return sector fund	225	-	(4)	221
Mortgage sector fund	330	-	(3)	327
Asset-backed securities sector fund	117	8	(1)	124
Emerging market sector fund	101	-	(6)	95
International sector fund	145	-	-	145
Equity mutual fund	169	233	-	402
Total investments in marketable securities	$8,020	$262	$(41)	$8,241

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a consecutive loss position for less than twelve months and for greater than twelve months were not significant at December 31, 2015 and March 31, 2015.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Available-for-sale securities:
Realized gains on sales	$16	$11	$42	$55
Realized losses on sales	$(1)	$-	$(2)	$-
Other-than-temporary impairment	$(15)	$-	$(50)	$-

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

	December 31, 2015
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$4,550	$4,544
Due after 1 year through 5 years	1,281	1,278
Due after 5 years through 10 years	81	80
Due after 10 years	93	95
Mortgage-backed and asset-backed securities[1]	130	131
Total	$6,135	$6,128

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

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

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2015	2015
Retail receivables	$37,413	$39,141
Securitized retail receivables	13,794	11,682
Dealer financing	15,176	15,744
	66,383	66,567

Deferred origination (fees) and costs, net	666	646
Deferred income	(905)	(911)
Allowance for credit losses
Retail and securitized retail receivables	(258)	(301)
Dealer financing	(123)	(108)
Total allowance for credit losses	(381)	(409)
Finance receivables, net	$65,763	$65,893

On October 1, 2015, $1.1 billion of finance receivables, net related to our commercial finance business were sold to TICF.  Finance receivables, net and retail receivables presented in the previous table include direct finance lease receivables, net of $20 million and $308 million at December 31, 2015 and March 31, 2015, respectively.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivable:

	Retail Loan		Commercial
	December 31,	March 31,	December 31,	March 31,
	2015	2015	2015	2015
Aging of finance receivables:
Current	$50,206	$49,684	$-	$511
30-59 days past due	743	467	-	8
60-89 days past due	176	100	-	2
90 days or greater past due	82	51	-	-
Total	$51,207	$50,302	$-	$521

	Wholesale		Real Estate		Working Capital
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2015	2015	2015	2015	2015
Credit quality indicators:
Performing	$7,602	$7,993	$3,918	$3,782	$1,682	$1,643
Credit Watch	802	1,137	705	842	223	176
At Risk	85	60	66	37	13	32
Default	19	36	55	4	6	2
Total	$8,508	$9,226	$4,744	$4,665	$1,924	$1,853

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2015	2015	2015	2015	2015
Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$78	$76	$78	$76	$11	$14
Real estate	121	52	121	52	15	10
Working capital	35	34	35	34	33	31
Total	$234	$162	$234	$162	$59	$55

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$164	$105	$164	$105
Real estate	99	91	99	91
Working capital	5	2	5	2
Total	$268	$198	$268	$198

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$237	$264	$234	$261
Commercial	-	-	-	-
Total	$237	$264	$234	$261

Total impaired account balances:
Retail loan	$237	$264	$234	$261
Commercial	-	-	-	-
Wholesale	242	181	242	181
Real estate	220	143	220	143
Working capital	40	36	40	36
Total	$739	$624	$736	$621

As of December 31, 2015 and March 31, 2015, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $279 million and $172 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of December 31, 2015 and March 31, 2015, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were insignificant and therefore excluded from the table above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$77	$17	$83	$17	$-	$-	$1	$-
Real estate	103	14	87	20	1	-	2	-
Working capital	34	23	35	23	-	-	1	1
Total	$214	$54	$205	$60	$1	$-	$4	$1

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$136	$62	$119	$56	$1	$-	$2	$1
Real estate	94	89	90	91	1	1	3	2
Working capital	5	3	4	3	-	-	-	-
Total	$235	$154	$213	$150	$2	$1	$5	$3

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$241	$284	$251	$301	$4	$5	$13	$17
Commercial	-	1	-	1	-	-	-	-
Total	$241	$285	$251	$302	$4	$5	$13	$17

Total impaired account balances:
Retail loan	$241	$284	$251	$301	$4	$5	$13	$17
Commercial	-	1	-	1	-	-	-	-
Wholesale	213	79	202	73	1	-	3	1
Real estate	197	103	177	111	2	1	5	2
Working capital	39	26	39	26	-	-	1	1
Total	$690	$493	$669	$512	$7	$6	$22	$21

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  In addition, interest income recognized using a cash-basis method of accounting during the three and nine months ended December 31, 2015 and 2014 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2015 and 2014 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  Troubled debt restructurings for accounts within the commercial portfolio class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and nine months ended December 31, 2015 and 2014.

We consider finance receivables under bankruptcy protection within the retail loan and commercial classes to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2015 and 2014, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and nine months ended December 31, 2015 and 2014, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2015	2015
Investments in operating leases	$40,510	$37,555
Securitized investments in operating leases	3,657	1,571
	44,167	39,126
Deferred origination (fees) and costs, net	(195)	(169)
Deferred income	(1,088)	(968)
Accumulated depreciation	(7,443)	(6,785)
Allowance for credit losses	(105)	(76)
Investments in operating leases, net	$35,336	$31,128

On October 1, 2015, investments in operating leases related to our commercial finance business of $1.0 billion were sold to TICF.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Allowance for credit losses at beginning of period	$473	$445	$485	$454
Provision for credit losses	128	103	278	220
Transferred to held-for-sale[1]	-	-	(7)	-
Charge-offs, net of recoveries	(115)	(98)	(270)	(224)
Allowance for credit losses at end of period	$486	$450	$486	$450
[1]	Amount relates to the commercial finance business which was sold on October 1, 2015.

Charge-offs are shown net of recoveries of $15 million and $54 million for the three and nine months ended December 31, 2015, respectively, and recoveries of $21 million and $63 million for the three and nine months ended December 31, 2014.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment:

	Three Months Ended December 31, 2015
	Retail Loan	Commercial	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, October 1, 2015	$263	$-	$114	$377
Charge-offs	(95)	-	-	(95)
Recoveries	10	-	-	10
Provisions	80	-	9	89
Ending balance, December 31, 2015	$258	$-	$123	$381

	Nine Months Ended December 31, 2015
Beginning balance, April 1, 2015	$299	$2	$108	$409
Charge-offs	(237)	(1)	-	(238)
Recoveries	37	-	-	37
Provisions	159	1	19	179
Transferred to held-for-sale	-	(2)	(4)	(6)
Ending balance, December 31, 2015	$258	$-	$123	$381

Ending balance: Individually evaluated for impairment	$-	$-	$59	$59
Ending balance: Collectively evaluated for impairment	$258	$-	$64	$322

Finance Receivables:
Ending balance, December 31, 2015	$51,207	$-	$15,176	$66,383
Ending balance: Individually evaluated for impairment	$-	$-	$502	$502
Ending balance: Collectively evaluated for impairment	$51,207	$-	$14,674	$65,881

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

The ending balance of finance receivables collectively evaluated for impairment in the table above includes approximately $237 million of finance receivables within the retail loan segment that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2015, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2015 includes $979 million in receivables, which are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) and $140 million in receivables, which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS or such private distributors.

	Three Months Ended December 31, 2014
	Retail Loan	Commercial	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, October 1, 2014	$299	$1	$81	$381
Charge-offs	(89)	-	$(1)	(90)
Recoveries	14	1	1	16
Provisions	72	-	(2)	70
Ending balance, December 31, 2014	$296	$2	$79	$377

	Nine Months Ended December 31, 2014
Beginning balance, April 1, 2014	$296	$2	$88	$386
Charge-offs	(217)	(1)	(1)	(219)
Recoveries	45	1	1	47
Provisions	172	-	(9)	163
Ending balance, December 31, 2014	$296	$2	$79	$377

Ending balance: Individually evaluated for impairment	$-	$-	$28	$28
Ending balance: Collectively evaluated for impairment	$296	$2	$51	$349

Finance Receivables:
Ending balance, December 31, 2014	$50,637	$503	$16,060	$67,200
Ending balance: Individually evaluated for impairment	$-	$-	$209	$209
Ending balance: Collectively evaluated for impairment	$50,637	$503	$15,851	$66,991

The ending balance of finance receivables collectively evaluated for impairment in the table above includes approximately $277 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2014, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2014 includes $913 million in receivables, which are guaranteed by TMS and $131 million in receivables, which are guaranteed by third party private Toyota distributors.  These receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	December 31,	March 31,
	2015	2015
Aggregate balances 60 or more days past due
Finance receivables	$258	$153
Investments in operating leases	98	52
Total	$356	$205

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	As of December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$743	$176	$82	$1,001	$50,206	$51,207	$53
Wholesale	-	-	-	-	8,508	8,508	-
Real estate	-	-	-	-	4,744	4,744	-
Working capital	-	-	-	-	1,924	1,924	-
Total	$743	$176	$82	$1,001	$65,382	$66,383	$53

	As of March 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$467	$100	$51	$618	$49,684	$50,302	$32
Commercial	8	2	-	10	511	521	-
Wholesale	-	-	-	-	9,226	9,226	-
Real estate	-	-	-	-	4,665	4,665	-
Working capital	-	-	-	-	1,853	1,853	-
Total	$475	$102	$51	$628	$65,939	$66,567	$32

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of December 31, 2015, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at December 31, 2015 was $75 million, excluding adjustments made for our own non-performance risk.  However, we would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2015 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet:

	As of December 31, 2015
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets
Interest rate swaps	$-	$-	$44,447	$423	$44,447	$423
Foreign currency swaps	271	20	630	143	901	163
Total	$271	$20	$45,077	$566	$45,348	$586

Counterparty netting and collateral held						(533)
Carrying value of derivative contracts – Other assets						$53

Other liabilities
Interest rate swaps	$-	$-	$50,970	$235	$50,970	$235
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	251	59	14,676	1,812	14,927	1,871
Total	$251	$59	$65,676	$2,047	$65,927	$2,106

Counterparty netting and collateral posted						(2,031)
Carrying value of derivative contracts – Other liabilities						$75

As of December 31, 2015, we held collateral of $120 million, which offset derivative assets, and posted collateral of $1,618 million, which offset derivative liabilities.  We also held excess collateral of $3 million, which we did not use to offset derivative assets.

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Interest expense on debt	$334	$304	$964	$923
Interest income on hedge accounting derivatives	(4)	(10)	(12)	(35)
Interest income on non-hedge accounting foreign currency swaps	(23)	(37)	(78)	(129)
Interest expense on non-hedge accounting interest rate swaps	28	30	86	94
Interest expense on debt and derivatives, net	335	287	960	853

Loss on hedge accounting derivatives:
Interest rate swaps	-	5	-	15
Foreign currency swaps	6	50	23	113
Loss on hedge accounting derivatives	6	55	23	128
Less hedged item: change in fair value of fixed rate debt	(7)	(56)	(25)	(129)
Ineffectiveness related to hedge accounting derivatives	(1)	(1)	(2)	(1)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) loss on non-hedge accounting foreign currency transactions	(222)	(567)	(68)	(1,354)
Loss (gain) on non-hedge accounting foreign currency swaps	263	542	170	1,253
(Gain) loss on non-hedge accounting interest rate swaps	(98)	(100)	(72)	(245)
Total interest expense	$277	$161	$988	$506

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense is not significant for the three and nine months ended December 31, 2015 and 2014 as we fully collateralize our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	December 31,	March 31,
	2015	2015
Other assets:
Notes receivable from affiliates	$1,126	$1,184
Used vehicles held for sale	313	188
Deferred charges	116	122
Income taxes receivable	-	174
Derivative assets	53	53
Other assets	695	561
Total other assets	$2,303	$2,282

Other liabilities:
Unearned insurance premiums and contract revenues	$1,957	$1,825
Derivative liabilities	75	90
Accounts payable and accrued expenses	1,027	855
Deferred income	453	405
Income taxes payable	76	-
Other liabilities	134	180
Total other liabilities	$3,722	$3,355

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	December 31,	March 31,	December 31,	March 31,
	2015	2015	2015	2015
Commercial paper	$26,847	$27,006	0.42%	0.21%
Unsecured notes and loans payable	53,784	52,307	1.89%	1.86%
Secured notes and loans payable	14,030	10,837	0.75%	0.60%
Carrying value adjustment	47	81
Total debt	$94,708	$90,231	1.30%	1.22%

The commercial paper balance includes unamortized premiums and discounts.  As of December 31, 2015, our commercial paper had a weighted average remaining maturity of 80 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at December 31, 2015 included $18.4 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.5 percent and $35.4 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2015 included $17.4 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $35.0 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At December 31, 2015 and March 31, 2015, the carrying values of these foreign currency denominated notes payable were $13.8 billion and $12.4 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.4 percent to 1.7 percent at December 31, 2015 and 0.4 percent to 1.5 percent at March 31, 2015.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased by $34 million at December 31, 2015 compared to March 31, 2015 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which our hedged debt is denominated.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements:

	December 31, 2015
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$741	$13,794	$13,611	$7	$12,068	$3
Investments in operating leases	111	3,657	2,797	48	1,962	1
Total	$852	$17,451	$16,408	$55	$14,030	$4

	March 31, 2015
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$730	$11,682	$11,509	$4	$9,980	$3
Investments in operating leases	54	1,571	1,193	11	857	-
Total	$784	$13,253	$12,702	$15	$10,837	$3

Restricted cash shown in the table above represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,074 million and $1,275 million of securities retained by TMCC at December 31, 2015 and March 31, 2015, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity position in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  At December 31, 2015 and March 31, 2015, amounts due from these dealers under the TDIG Program that are classified as finance receivables, net in the Consolidated Balance Sheet and revenues received during the three and nine months ended December 31, 2015 and 2014 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of December 31, 2015 and March 31, 2015 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2015, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2017, 2019, and 2021, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2015 and March 31, 2015.  We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2015, TMCC had committed bank credit facilities totaling $5.6 billion of which $300 million, $2.5 billion, $375 million, $2.0 billion and $375 million mature in fiscal 2016, 2017, 2018, 2019 and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2015 and March 31, 2015. We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2015	2015
Commitments:
Credit facilities commitments with vehicle dealers	$1,289	$1,137
Minimum lease commitments	59	60
Total commitments	1,348	1,197
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,448	$1,297

Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments in the table below include $18 million and $23 million for facilities leases with affiliates at December 31, 2015 and March 31, 2015, respectively.  At December 31, 2015, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows:

Future minimum
Years ending March 31,	lease payments
2016	$5
2017	21
2018	17
2019	9
2020	4
Thereafter	3
Total	$59

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies (Continued)

Commitments

We provide fixed and variable rate credit facilities to vehicle dealers.  These credit facilities are typically used for facilities refurbishment, real estate purchases, and working capital requirements.  These loans are generally collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our credit facility pricing reflects market conditions, the competitive environment, the level of dealer support required for the facility, and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.

On April 28, 2014, the Company announced that our corporate headquarters will move from Torrance, California to Plano, Texas beginning in 2017 as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing to a single new headquarters facility.  To date, the Company has not incurred significant costs related to employees, lease termination or other related relocation expenses as a result of this planned headquarters move.  These moving costs are currently estimated to be approximately $80 million and will be expensed as incurred over the next several years.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2015 and March 31, 2015.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2015, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2015 and March 31, 2015, no amounts have been recorded under these indemnification provisions.

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

On February 2, 2016 (the “Effective Date”), we reached a settlement with the Consumer Financial Protection Bureau and the U.S. Department of Justice (the “Agencies”) related to the Agencies’ previously disclosed investigation of, and allegations regarding, our purchases of auto finance contracts from dealers and related discretionary dealer compensation practices.  We entered into a consent order with each of the Agencies to reflect this settlement.  Pursuant to the consent orders, we have agreed to implement a new dealer compensation policy within 180 days of the Effective Date.  In connection with the implementation of such policy, we have agreed to maintain general compliance management systems reasonably designed to assure compliance with all relevant federal consumer financial laws.  Additionally, we have agreed to pay an amount in consumer restitution that is not material to our financial condition or results of operations and within the amount we had previously recorded as a loss contingency.  In addition, we have received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and we are fully cooperating with this request.  We cannot predict the outcome of this request given its preliminary status.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 37 percent for the first nine months of fiscal 2016 and fiscal 2015, respectively and 38 percent for the third quarter of fiscal 2016 and fiscal 2015, respectively. Our provision for income taxes for the first nine months of fiscal 2016 was $441 million compared to $574 million for the same period in fiscal 2015 and $210 million for the third quarter of fiscal 2016 compared to $185 million for same period in fiscal 2015.  The decrease in the provision for the first nine months of fiscal 2016 is consistent with the decrease in our income before tax compared to the first nine months of fiscal 2015. The increase in the provision for the third quarter of fiscal 2016 is consistent with the increase in our income before tax compared to the third quarter of fiscal 2015.

Tax-related Contingencies

As of December 31, 2015, we remain under IRS examination for fiscal 2016 and 2015.  The IRS examination for fiscal 2014 was concluded in the second quarter of fiscal 2016.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended December 31, 2015, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.9 billion and $2.2 billion at December 31, 2015 and March 31, 2015, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts beginning in fiscal 2029 through fiscal 2035.  The total deferred tax liability at December 31, 2015, net of these deferred tax assets, was $7.8 billion compared with $7.5 billion at March 31, 2015.  Realization with respect to the federal tax loss carryforwards is dependent on sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

On October 1, 2015, TMCC sold its commercial finance business to TICF. Pursuant to the sale agreement with TICF, TMCC recognized a taxable gain that resulted in a current federal and state income tax liability of $87 million in the third quarter of fiscal 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of December 31, 2015, there were no material changes to our related party agreements or relationships as described in our fiscal 2015 Form 10-K.  The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net financing revenues:
Manufacturers’ subvention support and other revenues	$335	$315	$982	$884
Origination costs paid to affiliates	$-	$-	$(1)	$-
Credit support fees incurred	$(24)	$(23)	$(69)	$(66)
Interest and other expenses paid to affiliates	$(1)	$(1)	$(3)	$(2)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$33	$32	$98	$97

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$1	$4	$3
Gain on sale of commercial finance business	$197	$-	$197	$-

Expenses:
Shared services charges and other expenses	$7	$16	$34	$48
Employee benefits expense	$8	$5	$24	$18
Insurance losses and loss adjustment expenses	$1	$-	$1	$-

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)

	December 31,	March 31,
	2015	2015
Assets:
Investments in marketable securities
Investments in affiliates’ commercial paper	$-	$37

Finance receivables, net
Accounts receivable from affiliates	$99	$83
Direct finance lease receivables from affiliates	$-	$6
Notes receivable under home loan programs	$9	$11
Deferred retail origination costs paid to affiliates	$1	$1
Deferred retail subvention income from affiliates	$(828)	$(802)

Investments in operating leases, net
Leases to affiliates	$2	$7
Deferred lease origination costs paid to affiliates	$1	$1
Deferred lease subvention income from affiliates	$(1,068)	$(950)

Other assets
Notes receivable from affiliates	$1,126	$1,184
Other receivables from affiliates	$41	$6
Subvention support receivable from affiliates	$139	$126

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$265	$252
Accounts payable to affiliates	$81	$136
Notes payable to affiliates	$5	$24

Shareholder’s Equity:
Stock-based compensation	$2	$2

In September 2015, TMCC entered into a promissory note with Toyota Financial Services Securities USA Corporation, an affiliate, under which TMCC can borrow up to $15 million.  As of December 31, 2015, no amounts have been borrowed on this promissory note.

On October 1, 2015, we completed the sale of our commercial finance business to TICF.  As part of this transaction, we entered into an Expense Reimbursement Agreement with TICF relating to certain expenses incurred by TMCC and a Transition Services Agreement relating to certain post-close services to be provided by TMCC to TICF.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended December 31, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,376	$-	$-	$2,376
Insurance earned premiums and contract revenues	-	181	-	181
Investment and other income, net	27	40	-	67
Gain on sale of commercial finance business	197	-	-	197
Total gross revenues	2,600	221	-	2,821

Less:
Depreciation on operating leases	1,503	-	-	1,503
Interest expense	277	-	-	277
Provision for credit losses	128	-	-	128
Operating and administrative expenses	223	65	-	288
Insurance losses and loss adjustment expenses	-	73	-	73
Provision for income taxes	179	31	-	210
Net income	$290	$52	$-	$342

	Nine Months Ended December 31, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$6,984	$-	$-	$6,984
Insurance earned premiums and contract revenues	-	533	-	533
Investment and other income, net	70	49	-	119
Gain on sale of commercial finance business	197	-	-	197
Total gross revenues	7,251	582	-	7,833

Less:
Depreciation on operating leases	4,309	-	-	4,309
Interest expense	988	-	-	988
Provision for credit losses	278	-	-	278
Operating and administrative expenses	657	188	-	845
Insurance losses and loss adjustment expenses	-	230	-	230
Provision for income taxes	380	61	-	441
Net income	$639	$103	$-	$742

Total assets at December 31, 2015	$112,354	$4,085	$(984)	$115,455

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information (Continued)

	Three Months Ended December 31, 2014
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,112	$-	$-	$2,112
Insurance earned premiums and contract revenues	-	159	-	159
Investment and other income, net	20	42	-	62
Total gross revenues	2,132	201	-	2,333

Less:
Depreciation on operating leases	1,248	-	-	1,248
Interest expense	161	-	-	161
Provision for credit losses	103	-	-	103
Operating and administrative expenses	209	57	-	266
Insurance losses and loss adjustment expenses	-	63	-	63
Provision for income taxes	155	30	-	185
Net income	$256	$51	$-	$307

	Nine Months Ended December 31, 2014
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$6,129	$-	$-	$6,129
Insurance earned premiums and contract revenues	-	472	-	472
Investment and other income, net	67	90	-	157
Total gross revenues	6,196	562	-	6,758

Less:
Depreciation on operating leases	3,544	-	-	3,544
Interest expense	506	-	-	506
Provision for credit losses	220	-	-	220
Operating and administrative expenses	589	163	-	752
Insurance losses and loss adjustment expenses	-	200	-	200
Provision for income taxes	500	74	-	574
Net income	$837	$125	$-	$962

Total assets at December 31, 2014	$104,068	$3,683	$(903)	$106,848

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

OVERVIEW

Key Performance Indicators and Factors Affecting Our Business

In our finance operations, we generate revenue, income, and cash flows by providing retail financing, leasing, and dealer financing to vehicle dealers and their customers.  We measure the performance of our financing operations using the following metrics: financing volume, market share, financial leverage, financing margins, operating expense, residual value and credit loss metrics.

In our insurance operations, we generate revenue through marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics: issued agreement volume, number of agreements in force, loss metrics, and investment income.

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, Toyota, Lexus and Scion sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including compliance costs and changes to our business practices such as those required by the consent orders we entered into in February 2016 with respect to our dealer compensation policies.  These factors can influence financing and lease contract volume, the number of financing and lease contracts that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on financing and leasing volume.  Changes in the volume of vehicle sales, vehicle dealers’ utilization of our insurance programs, or the level of coverage purchased by affiliates could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2016 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2016 (“fiscal 2016”), slow economic growth in the United States (“U.S.”) has continued as employment rates improved, consumer spending increased, and the housing market remained strong.  While the overall U.S. economy has continued to show positive trends during the first nine months of fiscal 2016, consumer debt levels continued to rise as consumers experienced greater access to credit.

Conditions in the global capital markets experienced volatility during the latter part of the first nine months of fiscal 2016 due to continued concerns regarding global economic growth as well as uncertainty regarding the future path of U.S. monetary policy.  We continue to maintain broad global access to both domestic and international markets.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the United States increased and sales incentives throughout the auto industry remained elevated during the first nine months of fiscal 2016 as compared to the same period in fiscal 2015.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 4 percent in the first nine months of fiscal 2016 compared to the same period in fiscal 2015.  The increase in TMS sales was attributable to strong consumer demand for new vehicles.  In addition, lease volume increased and retail volume decreased during the first nine months of fiscal 2016 due primarily to a higher focus by TMS on lease subvention.  Overall market share remained relatively consistent for the first nine months of fiscal 2016 compared to the same period in fiscal 2015.

Used vehicle values remained strong during the first nine months of fiscal 2016 but deteriorated slightly compared to the same period in fiscal 2015.  However, it remains uncertain whether used vehicle values will continue to be as strong as they have been in the past few years.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

Fiscal 2016 Summary

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2015	2014	2015	2014
Net income:
Finance operations[1]	$290	$256	$639	$837
Insurance operations[1]	52	51	103	125
Total net income	$342	$307	$742	$962

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $742 million and $342 million for the first nine months and third quarter of fiscal 2016, respectively, compared to $962 million and $307 million for the same periods in fiscal 2015.  The decrease for the first nine months of fiscal 2016 was primarily due to a $765 million increase in depreciation on operating leases, a $482 million increase in interest expense, a $58 million increase in provision for credit losses and a $93 million increase in operating and administrative expenses, partially offset by a $855 million increase in total financing revenues primarily driven by an increase in operating lease revenues, a $197 million gain on the sale of the commercial finance business (as defined below) and a $133 million decrease in provision for income taxes.  The increase in net income for the third quarter of fiscal 2016 was primarily due to a $264 million increase in total financing revenues driven by an increase in operating lease revenues and a $197 million gain on the sale of the commercial finance business, partially offset by a $255 million increase in depreciation on operating leases, a $116 million increase in interest expense, a $25 million increase in provision for credit losses and a $25 million increase in provision for income taxes.

On October 1, 2015, we completed the sale of certain assets and liabilities related to our industrial equipment retail, lease and dealer portfolios (the “commercial finance business”) to Toyota Industries Commercial Finance, Inc. (“TICF”), a newly-formed subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group and is a related party to TMCC.  The sale resulted in cash proceeds of $2.3 billion, which are expected to be utilized for general corporate purposes, including the purchase of retail and lease contracts and the payment of debt.  The transaction resulted in a gain of $197 million that is reflected in our results of operations in the third quarter of fiscal 2016.  We do not expect the sale of the commercial finance business to have a material impact on our revenue in the future.

On February 2, 2016 (the “Effective Date”), we entered into consent orders with the Consumer Financial Protection Bureau and the U.S. Department of Justice (the “Agencies”) related to the Agencies’ previously disclosed investigation of, and allegations regarding, our purchases of auto finance contracts from dealers and related discretionary dealer compensation practices.  Pursuant to the consent orders, we have agreed to pay an amount in consumer restitution that is not material to our financial condition or results of operations for the third quarter of fiscal 2016 and within the amount we had previously recorded as a loss contingency.  Additionally, we have agreed to implement a new dealer compensation policy within 180 days of the Effective Date, which includes, among other things, limits on dealer participation caps of 125 basis points (1.25%) for contracts of 60 months or less and 100 basis points (1.00%) for contracts with longer terms.  Compliance costs and the changes to our business practices required by the consent orders may adversely affect our future results of operations and financial condition, including our financing volume, market share, and financing margins.

Our overall capital position increased $0.7 billion, bringing total shareholder’s equity to $9.2 billion at December 31, 2015.  Our debt increased to $94.7 billion at December 31, 2015 from $90.2 billion at March 31, 2015.  Our debt-to-equity ratio decreased to 10.3 at December 31, 2015 from 10.6 at March 31, 2015.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Financing revenues:
Operating lease	$1,795	$1,581	14%	$5,280	$4,481	18%
Retail[1]	484	430	13%	1,406	1,347	4%
Dealer	97	101	(4)%	298	301	(1)%
Total financing revenues	2,376	2,112	13%	6,984	6,129	14%

Investment and other income, net	27	20	35%	70	67	4%
Gain on sale of commercial finance business	197	-	100%	197	-	100%
Gross revenues from finance operations	2,600	2,132	22%	7,251	6,196	17%

Less:
Depreciation on operating leases	1,503	1,248	20%	4,309	3,544	22%
Interest expense	277	161	72%	988	506	95%
Provision for credit losses	128	103	24%	278	220	26%
Operating and administrative expenses	223	209	7%	657	589	12%
Provision for income taxes	179	155	15%	380	500	(24)%
Net income from finance operations	$290	$256	13%	$639	$837	(24)%

[1]	Includes direct finance lease revenues.

Our finance operations reported net income of $639 million and $290 million for the first nine months and third quarter of fiscal 2016, respectively, compared to $837 million and $256 million for the same periods in fiscal 2015.  Finance operations results for the first nine months of fiscal 2016 decreased compared to the same period in fiscal 2015, driven by a $765 million increase in depreciation on operating leases, a $482 million increase in interest expense, a $68 million increase in operating and administrative expenses and a $58 million increase in provision for credit losses, partially offset by a $799 million increase in operating lease revenues, a $197 million gain on the sale of our commercial finance business, a $120 million decrease in provision for income taxes and a $59 million increase in retail revenues. Finance operations results for the third quarter of fiscal 2016 increased compared to the same period in fiscal 2015, primarily due to a $214 million increase in operating lease revenues and a $197 million gain on the sale of our commercial finance business, partially offset by a $255 million increase in depreciation on operating leases and a $116 million increase in interest expense.

Financing Revenues

Total financing revenues increased 14 percent and 13 percent during the first nine months and third quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015 due to the following:

•

Operating lease revenues increased 18 percent and 14 percent in the first nine months and third quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.

•

Retail contract revenues increased 4 percent and 13 percent in the first nine months and third quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015, driven by higher portfolio yields and higher average outstanding earning asset balances.

•

Dealer financing revenues remained relatively consistent in the first nine months and decreased 4 percent in the third quarter of fiscal 2016 as compared to the same periods in fiscal 2015, as lower average outstanding earning asset balances were largely offset by higher portfolio yields.

Our total portfolio yield, which includes operating lease, retail and dealer financing, remained relatively flat at 3.7 percent and 3.6 percent during the first nine months and third quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015.

Depreciation on Operating Leases

Depreciation on operating leases increased 22 percent and 20 percent during the first nine months and third quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding during the first nine months and third quarter of fiscal 2016 as compared to the same periods in fiscal 2015.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2015	2014	2015	2014
Interest expense on debt	$334	$304	$964	$923
Interest expense (income) on derivatives	1	(17)	(4)	(70)
Interest expense on debt and derivatives	335	287	960	853

Ineffectiveness related to hedge accounting derivatives	(1)	(1)	(2)	(1)
(Gain) loss on non-hedge accounting foreign currency transactions	(222)	(567)	(68)	(1,354)
Loss (gain) on non-hedge accounting foreign currency swaps	263	542	170	1,253
(Gain) loss on non-hedge accounting interest rate swaps	(98)	(100)	(72)	(245)
Total interest expense	$277	$161	$988	$506

During the first nine months of fiscal 2016, total interest expense increased to $988 million from $506 million in the same period in fiscal 2015. The increase in total interest expense for the first nine months of fiscal 2016 can be primarily attributed to losses of $102 million on foreign currency transactions, net of foreign currency swaps, as compared to gains of $101 million in the same period of fiscal 2015, as well as lower gains of $72 million on non-hedge accounting interest rate swaps in the first nine months of fiscal 2016 compared to gains of $245 million for the same period in fiscal 2015.  In addition, in the first nine months of fiscal 2016 interest expense on debt and derivatives increased to $960 million from $853 million for the same period in fiscal 2015.  During the third quarter of fiscal 2016, total interest expense increased to $277 million from $161 million in the same period of fiscal 2015 driven by losses of $41 million on foreign currency transactions, net of foreign currency swaps as compared to gains of $25 million in the same period in fiscal 2015.  In addition, in the third quarter of fiscal 2016 interest expense on debt and derivatives increased to $335 million from $287 million for the same period in fiscal 2015.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt in the first nine months and third quarter of fiscal 2016 increased to $964 million and $334 million, respectively, from $923 million and $304 million in the same periods in fiscal 2015 due to an increase in the amount of outstanding debt and the impact of higher weighted average interest rates on our commercial paper and our secured notes and loans payable.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first nine months and third quarter of fiscal 2016, we recorded net interest income of $4 million and net interest expense of $1 million, respectively, compared to net interest income of $70 million and $17 million in the same periods in fiscal 2015.

Gain or loss on non-hedge accounting foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use non-hedge accounting foreign currency swaps to economically hedge these foreign currency transactions. During the first nine months and third quarter of fiscal 2016, the net losses of $102 million and $41 million, respectively, on our foreign currency transactions, net of foreign currency swaps, resulted primarily from an increase in certain foreign currency swap rates.  During the first nine months and third quarter of fiscal 2015, we recorded net gains of $101 million and $25 million, respectively, on foreign currency transactions, net of foreign currency swaps, resulting from a decrease in foreign currency swap rates.

Gain or loss on non-hedge accounting interest rate swaps represents the revaluation of U.S. dollar interest rate swaps. During the first nine months of fiscal 2016, we recorded a gain of $72 million on non-hedge accounting interest rate swaps. During the third quarter of fiscal 2016, U.S. dollar swap rates increased resulting in net gains of $98 million. During the first nine months and third quarter of fiscal 2015, we recorded gains of $245 million and $100 million, respectively, on non-hedge accounting interest rate swaps as a result of an increase in medium term U.S. dollar swap rates.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $278 million and $128 million for the first nine months and third quarter of fiscal 2016, respectively, compared to $220 million and $103 million for the same periods in fiscal 2015.  The increase in the provision for credit losses for the first nine months and third quarter of fiscal 2016 was due to higher default frequency and loss severity, and overall portfolio growth.

Operating and Administrative Expenses

Operating and administrative expenses increased 12 percent and 8 percent during the first nine months and third quarter of fiscal 2016, respectively, compared to the same periods in fiscal 2015 primarily reflecting increases in employee and general operating expenses and certain expenses associated with the planned relocation of our headquarters to Plano, Texas.  We expect to incur additional expenses over the next several years relating to our planned relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Agreements (units in thousands)
Issued	534	464	15%	1,654	1,442	15%
Average in force	6,553	5,907	11%	6,360	5,801	10%

Insurance earned premiums and contract revenues	$181	$159	14%	$533	$472	13%
Investment and other income, net	40	42	(5)%	49	90	(46)%
Revenues from insurance operations	221	201	10%	582	562	4%

Less:
Insurance losses and loss adjustment expenses	73	63	16%	230	200	15%
Operating and administrative expenses	65	57	14%	188	163	15%
Provision for income taxes	31	30	3%	61	74	(18)%
Net income from insurance operations	$52	$51	2%	$103	$125	(18)%

Our insurance operations reported net income of $103 million and $52 million for the first nine months and third quarter of fiscal 2016, respectively, compared to $125 million and $51 million for the same periods in fiscal 2015.  The decrease in net income for the first nine months of fiscal 2016 was primarily attributable to a $41 million decrease in investment and other income, net, a $30 million increase in insurance losses and loss adjustment expenses and a $25 million increase in operating and administrative expenses, partially offset by a $61 million increase in insurance earned premiums and contract revenues.  Net income for the third quarter of fiscal 2016 increased slightly from the prior year primarily due to a $22 million increase in insurance earned premiums and contract revenues, which was mostly offset by a $10 million increase in insurance losses and loss adjustment expenses and an $8 million increase in operating and administrative expenses.

Agreements issued increased 15 percent during the first nine months and third quarter of fiscal 2016, respectively, compared to the same periods in fiscal 2015.  The average number of agreements in force increased 10 percent and 11 percent during the first nine months and third quarter of fiscal 2016, respectively, compared to the same periods in fiscal 2015.  The increase in the issued and the average in force agreements in both periods was primarily due to increased sales of prepaid maintenance contracts and tire and wheel agreements.  The increase in prepaid maintenance agreements was primarily due to the continued sales growth of product offerings introduced in fiscal 2014. The volume of issued and average in force tire and wheel agreements has increased as the product continues to mature.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $533 million and $181 million for the first nine months and third quarter of fiscal 2016, respectively, compared to $472 million and $159 million for the same periods in fiscal 2015.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in the first nine months and third quarter of fiscal 2016 compared to the same periods in fiscal 2015 was due to an increase in the average in force agreements.

Our insurance operations reported investment and other income, net of $49 million and $40 million for the first nine months and third quarter of fiscal 2016, respectively, compared to income of $90 million and $42 million for the same periods in fiscal 2015.  Investment and other income, net consist primarily of dividend and interest income, realized gains and losses and other-than-temporary impairment on available-for-sale securities, if any.  The decrease in investment and other income, net in the first nine months of fiscal 2016 was primarily due to an increase of $50 million of other-than-temporary impairment and a decrease in net realized gains compared to the same period in fiscal 2015, partially offset by an increase in dividend income. The decrease in investment and other income, net in the third quarter of fiscal 2016 was primarily due to an increase of $15 million of other-than-temporary impairment compared to the same period in fiscal 2015, which was mostly offset by an increase in net realized gains and an increase in dividend income. The other-than-temporary impairment incurred in the first nine months and third quarter of fiscal 2016 was due to interest rate volatility on our fixed income mutual funds.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $230 million and $73 million for the first nine months and third quarter of fiscal 2016, compared to $200 million and $63 million for the same periods in fiscal 2015.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in the first nine months and third quarter of fiscal 2016 compared to the same periods in fiscal 2015 was primarily due to an increase in the number of prepaid maintenance claims as a result of a higher number of average in force agreements and an increase in the severity of prepaid maintenance claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $188 million and $65 million for the first nine months and third quarter of fiscal 2016, respectively, compared to $163 million and $57 million for the same periods in fiscal 2015.  The increase in the first nine months and third quarter of fiscal 2016 compared to the same periods in fiscal 2015 was attributable to higher product expenses driven by the continued growth of our insurance business, insurance dealer back-end program expenses and general operating expenses. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes for the first nine months and third quarter of fiscal 2016 was $441 million and $210 million, respectively, compared to $574 million and $185 million for the same periods in fiscal 2015.  Our effective tax rate was 37 percent for the first nine months of fiscal 2016 and fiscal 2015 and 38 percent for the third quarter of fiscal 2016 and fiscal 2015. The decrease in the provision for the first nine months of fiscal 2016 is consistent with the decrease in our income before tax compared to the first nine months of fiscal 2015. The increase in the provision for the third quarter of fiscal 2016 is consistent with the increase in our income before tax compared to the third quarter of fiscal 2015.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2015	2014	Change	2015	2014	Change
TMS new sales volume[1]	495	447	11%	1,489	1,433	4%

Vehicle financing volume[2]
New retail contracts	147	150	(2)%	502	527	(5)%
Used retail contracts	67	67	-%	215	210	2%
Lease contracts	153	118	30%	467	403	16%
Total	367	335	10%	1,184	1,140	4%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	82	95	(14)%	300	347	(14)%
Used retail contracts	14	16	(13)%	36	47	(23)%
Lease contracts	131	104	26%	412	368	12%
Total	227	215	6%	748	762	(2)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	55.8%	63.3%		59.8%	65.8%
Used retail contracts	20.9%	23.9%		16.7%	22.4%
Lease contracts	85.6%	88.1%		88.2%	91.3%
Overall subvened contracts	61.9%	64.2%		63.2%	66.8%

Market share:[3]
Retail contracts	29.5%	33.6%		33.6%	36.6%
Lease contracts	30.7%	26.2%		31.1%	28.1%
Total	60.2%	59.8%		64.7%	64.7%

[l]

Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 83 percent Toyota and Scion and 17 percent Lexus for the first nine months of fiscal 2016 and 81 percent Toyota and Scion and 19 percent Lexus for the third quarter of fiscal 2016.  TMS new sales volume was comprised of approximately 84 percent Toyota and Scion and 16 percent Lexus for the first nine months of fiscal 2015 and 81 percent Toyota and Scion and 19 percent Lexus for the third quarter of fiscal 2015.

[2]

Total financing volume is comprised of approximately 79 percent Toyota and Scion, 18 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months of fiscal 2016 and 77 percent Toyota and Scion, 20 percent Lexus, and 3 percent non-Toyota/Lexus for the third quarter of fiscal 2016. Total financing volume was comprised of approximately 79 percent Toyota and Scion, 18 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months of fiscal 2015 and 77 percent Toyota and Scion, 20 percent Lexus and 3 percent non-Toyota/Lexus for the third quarter of fiscal 2015.

[3]

Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is substantially dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased 4 percent for the first nine months of fiscal 2016 as compared to the same period in fiscal 2015.

Our financing volume increased 4 percent and 10 percent in the first nine months and third quarter of fiscal 2016, respectively, compared to the same periods in fiscal 2015.  The increase in financing volume was driven primarily by growth in TMS sales.  Lease volume increased 16 percent and 30 percent and retail volume decreased 5 percent and 2 percent in the first nine months and third quarter of fiscal 2016, respectively, due primarily to a higher focus by TMS on lease subvention.  Market share for lease increased for the first nine months and third quarter of fiscal 2016 as dealers have increased their utilization of the leasing programs offered.  Despite a decline in retail market share in the first nine months and third quarter of fiscal 2016, overall market share remained relatively consistent compared to the same periods in fiscal 2015.

The majority of our lease terms are 36 and 24 months, which represent 81 percent and 10 percent, respectively, of our lease originations for the first nine months of fiscal 2016 compared to 65 percent and 26 percent, respectively, for the same period in fiscal 2015.

The composition of our net earning assets is summarized below:

	December 31,	March 31,	Percentage
(Dollars in millions)	2015	2015	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net[1]	$50,711	$50,257	1%
Dealer financing, net[2]	15,052	15,636	(4)%
Total finance receivables, net	65,763	65,893	-%
Investments in operating leases, net	35,336	31,128	14%
Net earning assets	$101,099	$97,021	4%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[2]	997	999	-%
Vehicle dealers outside of the Toyota/Lexus dealer network	400	456	(12)%
Industrial equipment dealers[3]	-	140	(100)%
Total number of dealers receiving wholesale financing	1,397	1,595	(12)%

Dealer inventory outstanding (units in thousands)	275	301	(9)%

[1]	Includes direct finance leases.
[2]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[3]	The commercial finance business was sold on October 1, 2015.

Retail Contract Volume and Earning Assets

Our retail contract volume decreased 5 percent and 2 percent during the first nine months and third quarter of fiscal 2016, respectively, compared to the same periods in fiscal 2015 primarily due to the higher focus by TMS on lease subvention as compared to retail subvention.  Market share decreased 3 percent and 4 percent during the first nine months and third quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015 due to the decrease in retail subvention.  Our retail finance receivables, net increased 1 percent from March 31, 2015, due to higher average amounts financed.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume increased 16 percent and 30 percent during the first nine months and third quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015.  Much of the increase during the first nine months and third quarter of fiscal 2016 was attributable to a higher focus by TMS on lease subvention in comparison to retail subvention, resulting in an increase of 14 percent in investments in operating leases, net at December 31, 2015, as compared to the balance at March 31, 2015.  Market share increased 3 percent and 5 percent for the first nine months and third quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015 due to the increase in lease subvention.

Dealer Financing and Earning Assets

Dealer financing, net decreased 4 percent from March 31, 2015, primarily due to decreases in dealer inventory outstanding and the sale of the commercial finance business.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2015	2014	Change	2015	2014	Change
Depreciation on operating leases (dollars in millions)	$1,503	$1,248	20%	$4,309	$3,544	22%
Average operating lease units outstanding (in thousands)	1,323	1,099	20%	1,262	1,038	22%

Depreciation expense on operating leases increased 22 percent and 20 percent during the first nine months and third quarter of fiscal 2016, respectively, as compared to the same periods in fiscal 2015, due primarily to an increase in the average operating lease units outstanding.  We continue to experience higher leasing volume which will result in an increase in our maturities in future years.  In addition, the higher volume of shorter term leases in the last few years will result in increased maturities in the next twelve months.  We also expect these trends to affect return rates, residual values and depreciation expense.

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

The following table provides information related to our credit loss experience:

	December 31,	March 31,	December 31,
	2015	2015	2014
Net charge-offs as a percentage of average gross earning assets[1]
Finance receivables	0.40%	0.32%	0.35%
Operating leases	0.28%	0.23%	0.25%
Total	0.36%	0.29%	0.32%

Default frequency as a percentage of outstanding contracts	1.19%	1.21%	1.18%
Average loss severity per unit[2]	$6,702	$6,632	$6,580

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables [4]	0.39%	0.23%	0.29%
Operating leases [4]	0.28%	0.17%	0.23%
Total	0.35%	0.21%	0.27%

[1]	Net charge-off ratios have been annualized using nine month results for the periods ended December 31, 2015 and 2014.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets increased from 0.32 percent at December 31, 2014 to 0.36 percent at December 31, 2015 due to increased default frequency, loss severity and lower recoveries.  Default frequency as a percentage of outstanding contracts increased slightly to 1.19 percent for the first nine months of fiscal 2016 compared to 1.18 percent in the same period in fiscal 2015.  Our average loss severity for the first nine months of fiscal 2016 increased to $6,702 from $6,580 in the first nine months of fiscal 2015.  Our delinquencies increased to 0.35 percent for the first nine months of fiscal 2016 compared to 0.27 percent in the same period in fiscal 2015 as a result of rising consumer debt levels as customers experienced greater access to credit.  The increase in our delinquencies from March 31, 2015 to December 31, 2015 reflects our typical seasonal pattern for delinquency.

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

The allowance for credit losses for our dealer portfolio is established by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles, real estate or dealership assets, or unsecured).  We analyze the dealer pools using internally developed risk ratings for each dealer.  In addition, we have established procedures that focus on managing high risk loans in our dealer portfolio.  Our field operations management and special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2015	2014	2015	2014
Allowance for credit losses at beginning of period	$473	$445	$485	$454
Provision for credit losses	128	103	278	220
Transferred to held-for-sale[1]	-	-	(7)	-
Charge-offs, net of recoveries[2]	(115)	(98)	(270)	(224)
Allowance for credit losses at end of period	$486	$450	$486	$450

[1]	Amount relates to the commercial finance business which was sold on October 1, 2015.
[2]

Charge-offs are shown net of recoveries of $15 million and $54 million for the three and nine months ended December 31, 2015, respectively, and recoveries of $21 million and $63 million for the same periods in fiscal 2015.

Our allowance for credit losses increased $36 million from $450 million at December 31, 2014 to $486 million at December 31, 2015 due to higher default frequency and loss severity, lower recoveries, and overall portfolio growth.  In the nine months ended December 31, 2015, our allowance for credit losses increased slightly, as the impacts of higher frequency and severity and lower recoveries were partially offset by a decrease in the allowance related to the sale of the commercial finance business.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	December 31,	March 31,
(Dollars in millions)	2015	2015
Commercial paper[1]	$26,847	$27,006
Unsecured notes and loans payable[2]	53,784	52,307
Secured notes and loans payable	14,030	10,837
Carrying value adjustment[3]	47	81
Total debt	$94,708	$90,231

[1]	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $8.6 billion to $14.6 billion with an average balance of $10.8 billion during the quarter ended December 31, 2015.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support is provided to us by our indirect parent Toyota Financial Services Corporation (“TFSC”), and, in turn to TFSC by Toyota Motor Corporation (“TMC”).  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not a guarantee by TMC or TFSC of any securities or obligations of TFSC or TMCC, respectively.  The fees paid pursuant to these agreements are disclosed in Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified the following countries for which these conditions exist: Portugal, Ireland, Italy, Greece, Spain, Cyprus, Russia, Ukraine and certain other countries.  We do not currently have exposure to these or other sovereign counterparties.  As of December 31, 2015, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintained a total of $20.6 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of December 31, 2015.  As of December 31, 2015, approximately 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $26.2 billion to $29.0 billion during the quarter ended December 31, 2015, with an average outstanding balance of $27.2 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Eurobonds	Other		Total unsecured notes and loans payable[5]
Balance at March 31, 2015[1]	$32,722		$16,100		$480	$5,222		$54,524
Issuances during the nine months ended
December 31, 2015	8,266	[2]	2,013	[3]	-	1,250	[4]	11,529
Maturities and terminations during the
nine months ended December 31, 2015	(7,815)		(1,028)		-	(1,250)		(10,093)
Balance at December 31, 2015[1]	$33,173		$17,085		$480	$5,222		$55,960

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

[2]

MTNs and domestic bonds issued during the first nine months of fiscal 2016 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 0.3 percent to 4.3 percent.

[3]

EMTNs issued during the first nine months of fiscal 2016 had terms to maturity ranging from approximately 2 years to 6 years, and had interest rates at the time of issuance ranging from 0.1 percent to 3.6 percent.

[4]	Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 0.4 percent to 1.2 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2015, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €26.5 billion was available for issuance at December 31, 2015.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Public Term Securitization

We maintain shelf registration statements with the Securities and Exchange Commission (“SEC”) to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of December 31, 2015 and March 31, 2015, we did not have any outstanding lease securitization transactions registered with the SEC.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2015, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2017, 2019, and 2021, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2015 and March 31, 2015.  We are in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2015, TMCC had committed bank credit facilities totaling $5.6 billion of which $300 million, $2.5 billion, $375 million, $2.0 billion, and $375 million mature in fiscal 2016, 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2015 and March 31, 2015. We are in compliance with the covenants and conditions of the credit agreements described above.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income.  As of December 31, 2015 and March 31, 2015, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	December 31,	March 31,
(Dollars in millions)	2015	2015
Gross derivatives assets, net of credit valuation adjustment	$586	$688
Less: Counterparty netting and collateral	(533)	(635)
Derivative assets, net	$53	$53

Gross derivative liabilities, net of credit valuation adjustment	$2,106	$2,274
Less: Counterparty netting and collateral	(2,031)	(2,184)
Derivative liabilities, net	$75	$90

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2015, we held collateral of $120 million, which offset derivative assets, and we posted collateral of $1,618 million, which offset derivative liabilities.  We also held excess collateral of $3 million which we did not use to offset derivative assets.  As of March 31, 2015, we held collateral of $145 million, which offset derivative assets, and we posted collateral of $1,694 million which offset derivative liabilities.  We held excess collateral of $10 million, which we did not use to offset derivative assets, and we posted excess collateral of $2 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivatives counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at December 31, 2015 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of December 31, 2015, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2015 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	December 31,	March 31,
(Dollars in millions)	2015	2015
Credit Rating
AA	$2	$-
A	53	54
Total net counterparty credit exposure	$55	$54

We exclude from the table above credit valuation adjustments of $2 million and $1 million as of December 31, 2015 and March 31, 2015, respectively, related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to Note 2 – Fair Value Measurements of the Notes to Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 10, 2016	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2016	By	/s/ Chris Ballinger
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

Exhibit Number	Description	Method of Filing
10.1

364 Day Credit Agreement, dated as of November 18, 2015, among Toyota Motor Credit Corporation (“TMCC”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit de Puerto Rico Corp. (“TCPR”), Toyota Credit Canada Inc. (“TCCI”), Toyota Kreditbank GMBH (“TKG”) and Toyota Finance Australia Limited (“TFA”), as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp. (“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”) and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents

(11)

10.2	Three Year Credit Agreement, dated as of November 18, 2015, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents	(12)

10.3	Five Year Credit Agreement, dated as of November 18, 2015, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents	(13)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.

(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 11, 2015, Commission File Number 1-9961.
(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 11, 2015, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated November 24, 2015, Commission File No. 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated November 24, 2015, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated November 24, 2015, Commission File No. 1-9961.