Form 10-K
period 2016-03-31
TOYOTA MOTOR CREDIT CORP
filed 2016-06-02
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2016, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2016

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

We provide a variety of finance and insurance products to authorized Toyota (including Scion) and Lexus dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “dealers”) and their customers in the United States of America (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our products fall primarily into the following categories:

•

Finance - We acquire retail installment sales contracts from dealers in the U.S. and Puerto Rico (“retail contracts”) and leasing contracts accounted for as either operating leases (“lease contracts”) or direct finance leases from dealers in the U.S.  We collectively refer to our retail and lease contracts as the “consumer portfolio”.  We also provide dealer financing, including wholesale financing, working capital loans, revolving lines of credit and real estate financing to dealers in the U.S. and Puerto Rico.  We collectively refer to our dealer financing portfolio as the “dealer portfolio”.

•

Insurance - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for products that cover certain risks of dealers and their customers in the U.S.  We also provide coverage and related administrative services to certain of our affiliates in the U.S.

We support growth in earning assets through funding obtained primarily in the global capital markets as well as funds provided by investing and operating activities.  Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our funding activities.

We primarily acquire retail contracts, lease contracts, and insurance contracts from dealers through 29 dealer sales and services offices (“DSSOs”) and service the contracts through three regional customer service centers (“CSCs”) located throughout the U.S.  The DSSOs primarily support the dealers by providing services such as acquiring retail and lease contracts, financing inventories, and financing other dealer activities and requirements such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. The DSSOs also provide support for our insurance products sold in the U.S. The CSCs support customer account servicing functions such as collections, lease terminations, and administration of both retail and lease contract customer accounts. The Central region CSC also supports insurance operations by providing agreement and claims administrative services.

On October 1, 2015, we sold certain assets and liabilities related to our industrial equipment retail, lease and dealer portfolios.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion.  In addition, TMC has announced that vehicles currently manufactured under the Scion brand will transition to the Toyota brand in August 2016.

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

Geographic Distribution of Operations

As of March 31, 2016, approximately 22 percent of retail and lease contracts were concentrated in California, 11 percent in Texas, 8 percent in New York and 5 percent in New Jersey.  As of March 31, 2016, approximately 26 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 5 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We acquire retail and lease contracts from, and provide financing and certain other financial products and services to authorized Toyota and Lexus dealers and, to a lesser extent, other domestic and import franchise dealers and their customers in the U.S. and Puerto Rico.  The table below summarizes our financing revenues, net of depreciation by primary product.

	Years ended March 31,
	2016	2015	2014
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	35%	36%	31%
Retail[1]	53%	52%	56%
Dealer	12%	12%	13%
Financing revenues, net of depreciation	100%	100%	100%
[1]	Includes direct finance lease revenues.

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

Underwriting

We acquire new and used retail and lease contracts primarily from Toyota and Lexus dealers.  Dealers transmit customer credit applications electronically through our online system for contract acquisition.  The customer may submit a credit application directly to our website, in which case, the credit application is sent to the dealer of the customer’s choice or to a dealer that is near the customer’s residence.  In addition, through our website, customers are able to request a pre-qualification letter for presentation to the dealer specifying the maximum amount that may be financed.  Upon receipt of the credit application, our origination system automatically requests a credit bureau report from one of the major credit bureaus.  We use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Factors used by the credit scoring system (based on the applicant’s credit history) include the terms of the contract, ability to pay, debt ratios, amount financed relative to the value of the vehicle, and credit bureau attributes such as number of trade lines, utilization ratio and number of credit inquiries.

Credit applications are subject to systematic evaluation.  Our origination system evaluates each credit application to determine if it qualifies for automatic approval (“auto-decisioning”) which approves only the applicant’s credit eligibility.  The origination system distinguishes this type of applicant by specific requirements and then approves the application without manual intervention.  The origination system is programmed to review application information for purchase policy and legal compliance.  Typically the highest quality credit applications are approved automatically.

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

Completion of the financing process is dependent upon whether the transaction is a retail or lease contract.  For a retail contract, we acquire the retail contract from the dealer and obtain a security interest in the vehicle.  For a lease contract, except as described below under “Servicing”, we acquire the lease contract and concurrently assume ownership of the leased vehicle.  We view our lease arrangements, including our operating leases, as financing transactions as we do not re-lease the vehicle upon default or lease termination.

We regularly review and analyze our consumer portfolio to evaluate the effectiveness of our underwriting guidelines and purchasing criteria.  If external economic factors, credit losses or delinquency experience, market conditions or other factors change, we may adjust our underwriting guidelines and purchasing criteria in order to change the asset quality of our portfolio.

Subvention

In partnership with Toyota Motor Sales, U.S.A., Inc. (“TMS”) and other third party distributors, we may offer special promotional rates, which we refer to as subvention programs.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the United States.  TMS pays us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on the marketing strategies of TMS, economic conditions, and volume of vehicle sales.  The amount of subvention received varies based on the mix of Toyota, Lexus and Scion vehicles included in the promotional rate programs and the timing of the programs.  Subvention payments are received at the beginning of the retail or lease contract.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income for lease contracts.  A large portion of our retail and lease contracts is subvened.

Servicing

Our CSCs are responsible for servicing the retail and lease contracts.  A centralized department manages vendor relationships responsible for the bankruptcy administration and post charge-off recovery and liquidation activities.

We use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods.  When contracts are acquired, we perfect our security interests in the financed retail vehicles through state department of motor vehicles (or equivalent) certificate of title filings or through Uniform Commercial Code (“UCC”) filings, as appropriate.  We have the right to repossess a vehicle if a customer fails to meet contractual obligations and the right to pursue collection actions against a delinquent customer.

We use an online collection and auto dialer system that prioritizes collection efforts, generates past due notices, and signals our collections personnel to make telephone contact with delinquent customers.  Collection efforts are based on behavioral scoring models (which analyze borrowers’ past payment performance, vehicle valuation and credit scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is 60 days past due.  Repossessed vehicles are held in inventory to comply with statutory requirements and then sold at private auctions, unless public auctions are required by applicable law.  Any unpaid amounts remaining after sale or after full charge-off are pursued by us to the extent practical and legally permissible.  Any surplus amounts remaining after sale fees and expenses have been paid, and any reserve charge-backs and/or dealer guarantees, are refunded to the customers.  Collections of deficiencies and refunds of surpluses are administered at a centralized facility.  We charge off the amount we do not expect to collect when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.

We may, in accordance with our customary servicing procedures, offer rebates or waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the retail and lease contracts.  In addition, we may defer a customer’s obligation to make a payment by extending the contract term.

Substantially all of our retail and lease contracts are non-recourse to the dealers, which relieves the dealers of financial responsibility in the event of default.

We may experience a higher risk of loss if customers fail to maintain required insurance coverage.  The terms of our retail contracts require customers to maintain physical damage insurance covering loss or damage to the financed vehicle in an amount not less than the full value of the vehicle.  The terms of each contract allow but do not require us to obtain any such coverage on behalf of the customer.  In accordance with our customary servicing procedures, we do not exercise our right to obtain insurance coverage on behalf of the customer.  Our lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle.  We currently do not monitor ongoing maintenance of insurance as part of our customary servicing procedures for retail or lease accounts.

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to certain leased vehicles in specified states.  This arrangement was established to facilitate lease securitizations.  We service lease contracts acquired by the Titling Trust from Toyota and Lexus dealers in the same manner as lease contracts owned directly by us.  We hold an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in our lease assets.

Remarketing

At the end of the lease term, the lessee may purchase the leased asset at the contractual residual value or return the leased asset to the dealer.  If the leased asset is returned to the dealer, the dealer may purchase the leased asset or return it to us.  We are responsible for disposing of the leased asset if the lessee or dealer does not purchase the asset at lease maturity.

In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles sold at lease termination.  We use various channels to sell vehicles returned at lease-end and repossessed vehicles, including a dealer direct program (“Dealer Direct”) and physical auctions.

The goal of Dealer Direct is to increase dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles.  Through Dealer Direct, the dealer accepting return of the leased vehicle (the “grounding dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to us.  Vehicles not purchased by the grounding dealer are made available to all Toyota and Lexus dealers through the Dealer Direct online auction.  Vehicles not purchased through Dealer Direct are sold at physical vehicle auction sites throughout the country.  Where deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction.  Additionally, we redistribute vehicles geographically to minimize oversupply in any location.

Dealer Financing

Dealer financing is comprised of wholesale financing and other financing options designed to meet dealer business needs.

Wholesale Financing

We provide wholesale financing to dealers for inventories of new and used Toyota, Lexus, Scion and other domestic and import vehicles.  We acquire a security interest in the vehicle inventory, and/or other dealership assets, as appropriate, which we perfect through UCC filings. Wholesale financing may also be backed by corporate or individual guarantees from, or on behalf of, affiliated dealers, dealer groups, or dealer principals.  In the event of a dealer default under a wholesale loan arrangement, we have the right to liquidate assets in which we have a perfected security interest and to seek legal remedies pursuant to the wholesale loan agreement and any applicable guarantees.

TMCC and TMS are parties to an agreement pursuant to which TMS will arrange for the repurchase of new Toyota, Lexus and Scion vehicles at the aggregate cost financed by TMCC in the event of a dealer default under wholesale financing.  TMCC is also party to similar agreements with other domestic and import manufacturers.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties, at the request of TMS or private Toyota distributors, and TMS or the applicable private distributor guarantees the payments by such borrowers.

Other Dealer Financing

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and insurance business and the credit worthiness of each dealer.

Before establishing a wholesale loan or other dealer financing agreement, we perform a credit analysis of the dealer. During this analysis, we:

•	Review credit reports and financial statements and may obtain bank references;
•	Evaluate the dealer’s financial condition; and
•	Assess the dealer’s operations and management.

On the basis of this analysis, we may approve the issuance of a loan or financing agreement and determine the appropriate amount to lend.

As part of our monitoring processes, we require all dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor the timeliness of dealer inventory financing payoffs in accordance with the agreed-upon terms to identify possible risks.

INSURANCE OPERATIONS

TMCC markets its insurance products through TMIS. The principal activities of TMIS include marketing, underwriting, and claims administration for products that cover certain risks of Toyota, Lexus, Scion and other domestic and import franchise dealers and their customers in the U.S.  TMIS also provides other coverage and related administrative services to certain of our affiliates in the U.S.

Gross revenues from insurance operations on a consolidated basis comprised 7 percent of total gross revenues for fiscal 2016, 8 percent for fiscal 2015 and 8 percent for fiscal 2014.

Products and Services

TMIS offers various products and services on Toyota, Lexus, Scion and other domestic and import vehicles, such as vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance contracts, excess wear and use agreements, and tire and wheel protection agreements.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection insurance and debt cancellation agreements provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle.  Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals.  Excess wear and use agreements are available on leases of Toyota, Lexus and Scion vehicles and protect against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection agreements provide coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to a defect in material or workmanship, to the extent not covered by the manufacturer or the tire distributor warranties.

Prior to March 1, 2014, Toyota, Lexus, and other domestic and import vehicle dealers who elected to participate in the inventory insurance program obtained coverage for inventory financed by TMCC through TMIS.  Beginning March 1, 2014, Toyota, Lexus, and other domestic and import dealers who elect to participate in the inventory insurance program obtain coverage for eligible vehicle inventory through a third party who cedes 100 percent of the business to TMIS.  TMIS continues to purchase third party reinsurance covering the excess of certain dollar maximums per occurrence and in the aggregate, the amount of which remains unchanged.  Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.

TMIS provides TMS contractual indemnity coverage on certified Toyota, Lexus and Scion pre-owned vehicles.  TMIS also provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS provides coverage, 99 percent of the risk is ceded to various reinsurers.  In addition, TMIS provides property deductible reimbursement insurance to TMS and affiliates covering losses incurred under their primary policy.

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the U.S.  Automobiles and light-duty trucks sold by TMS totaled 2.5 million units for fiscal 2016 compared to 2.4 million units for fiscal 2015 and 2.2 million units for fiscal 2014.  Toyota, Lexus and Scion vehicles accounted for approximately 14 percent of all automobile and light-duty truck unit sales volume in the U.S. during fiscal 2016, compared to 15 percent during fiscal 2015 and 14 percent during fiscal 2014.

TMS sponsors subvention programs on certain new and used Toyota, Lexus and Scion vehicles that result in reduced scheduled payments for qualified retail and lease customers.  The level of subvention program activity varies based on TMS marketing strategies, economic conditions, and volume of vehicle sales.

TMCC and TMS are parties to a shared services agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided between the companies.  In addition, TMCC and TMS are parties to an agreement pursuant to which TMS will arrange for the repurchase of new Toyota, Lexus and Scion vehicles at the aggregate cost financed by TMCC in the event of a dealer default under wholesale financing.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties, at the request of TMS or private Toyota distributors, and TMS or the applicable private distributor guarantees the payments by such borrowers.

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

TMCC and TFSA are parties to an expense reimbursement agreement.  Under the terms of the agreement, TMCC reimbursed certain expenses incurred by TFSA, the parent of TMCC and TFSB, with respect to costs related to TFSB’s credit card rewards program.  TFSB sold its credit card portfolio in October 2015 and no credit card rewards program costs have been incurred after such date.

Prior to January 1, 2015, our employees were generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plan sponsored by TMS.  Effective January 1, 2015, TMS-sponsored benefit pension plans were closed to employees first employed or reemployed on or after such date.  Employees meeting certain eligibility requirements may participate in the Toyota Motor Sales Savings Plan sponsored by TMS and various health, life and other post-retirement benefits sponsored by TMS, as discussed further in Note 12 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

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

See Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

COMPETITION

We operate in a highly competitive environment and compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, and finance companies.  To a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail contracts through Toyota and Lexus dealers. We compete with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing.  No single competitor is dominant in the industry.  We compete primarily through service quality, our relationship with TMS, and financing rates.  We seek to provide exceptional customer service and competitive financing programs to our dealers and to their customers.  Our affiliation with TMS offers an advantage in providing financing or leasing of Toyota, Lexus and Scion vehicles.

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

Federal Consumer Finance Regulation

Our finance operations are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Leasing Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.  The Truth in Lending Act and the Truth in Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies and identity theft prevention requirements.  The Servicemembers Civil Relief Act requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty, and also requires us to allow eligible servicemembers to early terminate their lease agreements with us without penalty.  Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data.  In addition, the dealers who originate our retail and lease contracts also must comply with federal credit and trade practice statutes and regulations.  Failure of the dealers to comply with these statutes and regulations could result in remedies that could have an adverse effect on us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in 2010, and its implementing regulations have had, and will likely continue to have, broad implications for the consumer financial services industry. The Consumer Financial Protection Bureau (“CFPB”), which was created by the Dodd-Frank Act, has broad regulatory, supervisory and enforcement authority over entities offering consumer financial services or products, including non-bank companies, such as TMCC (“Covered Entities”).

In this capacity, the CFPB can examine Covered Entities for compliance with consumer financial protection laws and has authority to order remediation of violations in a number of ways, including imposing civil monetary penalties and requiring Covered Entities to provide customer restitution and to improve their compliance management systems. On August 31, 2015, we became subject to the CFPB’s supervisory authority when the CFPB’s final rule over “larger participants” in the auto finance industry took effect.  Such supervisory authority allows the CFPB to conduct comprehensive and rigorous examinations to assess compliance with consumer financial protection laws, which could result in enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.

In February 2016, the CFPB published a list of nine policy priorities it intends to focus its resources on over the next two years.  These priorities include, among others, initiation of the rulemaking process regarding debt collection practices that would apply to third-party collectors and first-party collectors, such as ourselves, and continued examination and investigation of, and potential rulemaking regarding, consumer credit reporting practices.  The timing and impact of these anticipated rules on our business remain uncertain.

In addition, the CFPB has increased scrutiny of the sale of certain ancillary or add-on products, including products similar to those we finance or sell through TMIS.  The CFPB has questioned such products’ value and how such products are marketed and sold.

The CFPB also has enforcement authority under which it is authorized to conduct investigations (which may include a joint investigation with other agencies and regulators) and initiate enforcement actions for violations of federal consumer financial protection laws. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), or other forms of remediation, and/or impose monetary penalties.  The CFPB and the Federal Trade Commission (“FTC”) have become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities.  Both the CFPB and FTC announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to auto finance providers and the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material adverse effect on our financial condition, liquidity and results of operations.  We expect the CFPB’s investigation of, and initiation of enforcement actions against, credit providers, whether on its own initiative or jointly with other agencies and regulators, will continue for the foreseeable future.

CFPB supervision and enforcement actions, if any, may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

The CFPB has focused on the area of auto finance, particularly with respect to indirect financing arrangements, dealer compensation and fair lending compliance.  In March 2013, the CFPB issued a bulletin stating that indirect auto lenders may be liable for violations under the Equal Credit Opportunity Act based on dealer-specific and portfolio-wide disparities on a prohibited basis.  According to the bulletin, these disparities result from allowing dealers to mark up the interest rate offered by the indirect auto lenders to the contract rate offered to consumers by the dealers.  In addition, the bulletin outlined steps that indirect auto lenders should take in order to comply with fair lending laws regarding dealer markup and compensation policies.

On February 2, 2016 (the “Effective Date”), we reached a settlement with the CFPB and the U.S. Department of Justice (collectively, the “Agencies”) related to the Agencies’ previously disclosed investigation of, and allegations regarding, our discretionary dealer compensation practices. We entered into a consent order with each of the Agencies to reflect this settlement. Pursuant to the consent orders, we agreed to implement a new dealer compensation policy within 180 days of the Effective Date, which includes, among other things, decreased limits on dealer participation caps of 125 basis points (1.25 percent) for contracts with terms of 60 months or less and 100 basis points (1.00 percent) for contracts with longer terms. In connection with the implementation of such policy, we agreed to maintain general compliance management systems reasonably designed to assure compliance with all relevant federal consumer financial laws.  Additionally, we agreed to pay an amount in consumer restitution that is not material to our financial condition or results of operations and which is within the amount we had previously recorded as a loss contingency.  Compliance costs and the changes to our business practices required by the consent orders may adversely affect our future results of operations and financial condition, including our financing volume, market share, financing margins, and net earning assets.

State Consumer Finance Regulation

A majority of states (and Puerto Rico) have enacted legislation establishing licensing requirements to conduct financing activities. We must renew these licenses periodically.  Most states also impose limits on the maximum rate of finance charges.  In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers.  Some state laws impose rate and other restrictions on credit transactions with customers in active military status in addition to those imposed by the Servicemembers Civil Relief Act.

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

Our insurance operations are subject to state insurance regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses and filings are required to offer certain products and services.  Certain products offered by TMIS are covered by state privacy laws.  Insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business, must maintain minimum capital requirements and file annual financial information as determined by their state of domicile and the National Association of Insurance Commissioners.  Failure to comply with these requirements could have an adverse effect on insurance operations in a particular state.  We actively monitor applicable laws and regulations in each state in order to maintain compliance.

Recently, state regulators are taking a more stringent approach to supervising and regulating providers of financial products and services subject to their jurisdiction.  We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements in the foreseeable future.  We have received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and a request for documents and information pursuant to a civil investigative demand from the Commonwealth of Massachusetts Office of the Attorney General relating to our financing of guaranteed auto protection (“GAP”) insurance products on retail contracts.  We are cooperating with these requests, but are unable to predict their outcome given their preliminary status.

Other Federal  and International Regulation

The Dodd-Frank Act also established the Financial Stability Oversight Council (the “FSOC”), which may designate non-bank financial companies that pose systemic risk to the U.S. financial system (“SIFIs”) to be supervised by the Federal Reserve.  The Federal Reserve is required to establish and apply enhanced prudential standards to SIFIs, including capital, liquidity, counterparty exposure, resolution plan and overall risk management standards.  The FSOC uses a multi-stage review process to evaluate non-bank financial companies for potential designation and supervision by the Federal Reserve.  If we were designated for supervision after this multi-stage review process and any available appeal processes, we could experience increased compliance costs, the need to change our business practices, impairments to our profitability and competitiveness and other adverse effects on our business.

In addition to the FSOC process, certain parallel regulatory efforts are underway on an international level.  The Financial Stability Board (“FSB”) – an international standard-setting authority – has proposed a methodology for assessing and designating non-bank non-insurer global-SIFIs (“G-SIFIs”).  It is not yet clear when this framework will be finalized, what form a final framework may take, what policy measures will be recommended to apply to G-SIFIs, and whether TMCC or any of its affiliates would be designated and subject to additional regulatory requirements due to any potential G-SIFI designation.

In addition, certain financial companies with $50 billion or more in assets, which could include us, and FSOC-designated SIFIs are potentially subject to assessments under the new Orderly Liquidation Authority (“OLA”), which was created by the Dodd-Frank Act to provide the Federal Deposit Insurance Corporation (“FDIC”) with authority to resolve large, complex financial companies outside of the normal bankruptcy process.  Should a resolution under OLA occur and the proceeds from liquidation are not able to fully cover the costs of resolution, the FDIC is required to impose assessments in accordance with factors specified in the Dodd-Frank Act.  Therefore, the amount of any assessment that might result cannot currently be determined.  Further, we could be placed into resolution under OLA if the U.S. Treasury Secretary (in consultation with the President of the United States) were to determine that we were in default or danger of default and that our resolution under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States.  Resolution under OLA could result in changes in our structure, organization, and funding, and the repudiation of certain of our contracts by the FDIC, as receiver under OLA.

Under the Volcker Rule, which was enacted as part of the Dodd-Frank Act, companies affiliated with U.S. insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds.  Companies subject to the Volcker Rule were required to bring all of their activities and investments into conformance by July 21, 2015, subject to certain extensions. The activities prohibited by the Volcker Rule are not core activities for us. Accordingly, we do not believe the Volcker Rule and its implementing regulations are likely to have a material effect on our business or operations.

The Dodd-Frank Act also established a new framework for the regulation of certain over-the-counter (OTC) derivatives referred to as swaps and security-based swaps.  The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”) to adopt certain rules and regulations governing swaps and the SEC to adopt certain rules and regulations governing security-based swaps.  While the CFTC has completed the majority of its regulations in this area, most of which are in effect, the SEC has not yet adopted a number of its security-based swap regulations.

The OTC derivatives provisions of the Dodd-Frank Act impose clearing, trading and margin requirements on certain contracts.  At present, we qualify for exceptions from these requirements for the swaps that we enter into to hedge our commercial risks.  However, if we were to fail to qualify for such exceptions, we could become subject to some or all of these requirements, which would increase our cost of entering into and maintaining such hedging positions.  Moreover, the application of the clearing, trading and margin requirements, and other related regulations, to our dealer counterparties may change the cost and availability of the OTC derivatives that we use for hedging.  Certain other requirements, such as reporting and recordkeeping, also apply to such instruments, but are not expected to have a material impact on us.

The full impact of the OTC derivatives provisions of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are fully implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and regulations could significantly increase the cost of OTC derivative contracts, materially alter the terms of OTC derivative contracts, reduce the availability of OTC derivatives to protect against risks we encounter, or reduce our ability to monetize or restructure our existing OTC derivative contracts. If we reduce our use of OTC derivatives as a result of the Dodd-Frank Act and resulting regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

We continually review our operations for compliance with applicable laws.  Future administrative rulings, judicial decisions, legislation, regulations and regulatory guidance, and supervision and enforcement actions may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

See “Part 1, Item 1A. Risk Factors – The regulatory environment in which we operate could have a material adverse effect on our business and operating results.”

EMPLOYEE RELATIONS

At April 30, 2016, we had 3,140 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A. RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our financial condition and operating results.

General business, economic, and geopolitical conditions may adversely affect our results of operations and financial condition.

Our operating results and financial condition are affected by a variety of factors.  These factors include changes in the overall market for retail contracts, leasing or dealer financing, rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, the used vehicle market, levels of operating and administrative expenses (including, but not limited to, personnel costs, technology costs and costs associated with reorganization or relocation), general economic conditions, inflation, and fiscal and monetary policies in the United States, Europe and other countries in which we issue debt.   Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases.  This could reduce the demand for automotive retail, lease and wholesale financing.  In turn, lower used vehicle values could affect return rates, charge-offs and depreciation on operating leases.

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, lower household incomes, increases in unemployment rates, and consumer and commercial bankruptcy filings, all of which could adversely affect vehicle sales and discretionary consumer spending.  These conditions may decrease the demand for our financing products, as well as increase our delinquencies and losses.  In addition, because our credit exposures are generally collateralized by vehicles, the severity of losses can be particularly affected by declines in used vehicle values.  Dealers may also be affected by economic slowdown and recession, which in turn may increase the risk of default of certain dealers within our dealer portfolio.

Elevated levels of market disruption and volatility, including in the United States and in Europe, could increase our cost of capital and adversely affect our ability to access the global capital markets in a similar manner and at a similar cost as we have had in the past.  These market conditions could also have an adverse effect on our operating results and financial condition by diminishing the value of our investment portfolio and increasing our cost of funding.  If as a result we increase the rates we charge to our customers and dealers, our competitive position could be negatively affected.

Geopolitical conditions may also impact our operating results. Any political or military actions in response to terrorism, regional conflict or other events, could adversely affect general economic or industry conditions.

Our operating results and financial condition are substantially dependent upon the sale of Toyota, Lexus and Scion vehicles, as well as our ability to offer competitive financing and insurance products.

We primarily provide a variety of finance and insurance products to authorized Toyota, Lexus and Scion dealers and their customers in the United States.  Accordingly, our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles in the United States.  Changes in the volume of sales may result from governmental action, changes in consumer demand, recalls, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, economic conditions, increased competition, changes in pricing of imported units due to currency fluctuations or other reasons, decreased or delayed vehicle production due to natural disasters, supply chain interruptions or other events. Any negative impact on the volume of TMS sales could in turn have a material adverse effect on our business, results of operations, and financial position.

Additionally, while TMS conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside TMS’s control affect the success of new or existing products and services in the marketplace.  Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can negatively exacerbate these risks.  With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact TMS’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded.

We operate in a highly competitive environment and compete with other financial institutions and, to a lesser extent, other automobile manufacturer’s affiliated finance companies primarily through service, quality, our relationship with TMS, and financing rates.  TMS is the primary distributor of Toyota, Lexus and Scion vehicles in the United States and sponsors subvention programs offered by us on certain new and used Toyota, Lexus and Scion vehicles.  Our ability to offer competitive financing and insurance products in the United States depends in part on the level of TMS sponsored subvention program activity, which varies based on TMS marketing strategies, economic conditions, and the volume of vehicle sales, among other factors.  Any negative impact on the level of TMS sponsored subvention could in turn have a material adverse effect on our business, results of operations, and financial condition.

Recalls and other related announcements by TMS could affect our business, financial condition and operating results.

TMS periodically conducts vehicle recalls which could include temporary suspensions of sales and production of certain Toyota, Lexus and Scion models. Because our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles, such events could adversely affect our business.  A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles or a change in standards of regulatory bodies will have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues. The credit performance of our dealer and consumer portfolios may also be adversely affected. In addition, a decline in values of used Toyota, Lexus and Scion vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, certain of TMCC’s affiliated entities are or may become subject to litigation and governmental investigations and have been or may become subject to fines or other penalties.  These factors could affect sales of Toyota, Lexus and Scion vehicles and, accordingly, could have a negative effect on our operating results and financial condition.

Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements.

The availability and cost of financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation.  Our credit ratings depend, in large part, on the existence of the credit support arrangements with TFSC and TMC and on the financial condition and operating results of TMC.  If these arrangements (or replacement arrangements acceptable to the rating agencies) become unavailable to us, or if the credit ratings of the credit support providers were lowered, our credit ratings would be adversely impacted.

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time.  Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings.  Any downgrade in the sovereign credit ratings of the United States or Japan may directly or indirectly have a negative effect on the ratings of TMC and TMCC.  Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to the global unsecured debt capital markets.  In addition, depending on the level of the downgrade, we may be required to post an increased amount of cash collateral under certain of our derivative agreements.  These factors would have a negative impact on our competitive position, operating results, liquidity and financial condition.

A disruption in our funding sources and access to the capital markets would have an adverse effect on our liquidity.

Liquidity risk is the risk arising from our ability to meet obligations in a timely manner when they come due. Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in adverse market conditions. An inability to meet obligations in a timely manner when they come due would have a negative impact on our ability to refinance maturing debt and fund new asset growth and would have an adverse effect on our operating results and financial condition.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion of liquidity risk.

Our allowance for credit losses may not be adequate to cover actual losses, which may adversely affect our financial condition and results of operations.

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date resulting from the non-performance of our customers and dealers under their contractual obligations.  The determination of the allowance involves significant assumptions, complex analyses, and management judgment and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, any or all of which may change. For example, we review and analyze external factors, including changes in economic conditions, actual or perceived quality, safety and reliability of Toyota, Lexus and Scion vehicles, unemployment levels, the used vehicle market, and consumer behavior, among other factors.  In addition, internal factors, such as purchase quality mix and operational changes are also considered.  A change in any of these factors would cause a change in estimated probable losses.  As a result, our allowance for credit losses may not be adequate to cover our actual losses.  In addition, changes in accounting rules and related guidance, new information regarding existing portfolios, and other factors, both within and outside of our control, may require changes to the allowance for credit losses.  A material increase in our allowance for credit losses may adversely affect our financial condition and results of operations.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” for further discussion of the estimates involved in determining the allowance for credit losses and Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion of the methodology used in determining the allowance for credit losses.

We use estimates and assumptions in determining the fair value of certain assets. If our estimates or assumptions prove to be incorrect, our financial condition and results of operations could be materially and adversely affected.

We use various estimates and assumptions in determining the fair value of many of our assets, including certain marketable securities and derivatives, which, in some cases, do not have an established market value or are not publicly traded. Our assumptions and estimates may be inaccurate for many reasons.  For example, assumptions and estimates often involve matters that are inherently difficult to predict and are beyond our control (for example, macro-economic conditions and their impact on our dealers).  In addition, they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. As a result, our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our financial condition and results of operations.

Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect our revenues and results of operations.

Investment market prices, in general, are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value and could negatively affect our revenues. Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in Other comprehensive income or in other-than-temporary impairment within our results of operations. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, national and international events, or general market conditions.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could adversely affect our financial condition and results of operations.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. Those changes could adversely affect our financial condition and results of operations.

The FASB has recently proposed new financial accounting standards, and has many active projects underway which include potential for significant changes in the accounting for financial instruments, including the allowance for credit losses, among others. It is possible that any changes, if enacted, could adversely affect our financial condition and results of operations.

A decrease in the residual values of our off-lease vehicles and a higher number of returned lease assets could negatively affect our operating results and financial condition.

We are exposed to risk of loss on the disposition of leased vehicles if sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception and if the number of returned lease assets is higher than anticipated.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease-end will approximate the estimated end-of-term market value.  Among other factors, local, regional and national economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of vehicles, future plans for new Toyota, Lexus and Scion product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and inventory levels, and fuel prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our operating results and financial condition, due to the impact of higher-than-anticipated losses recorded as Depreciation on operating leases in our Consolidated Statement of Income.  The return of a higher number of leased assets could also impact the amount of depreciation expense recorded in our Consolidated Statement of Income.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Residual Value Risk”, “– Financial Condition – Disposition of Off-Lease Vehicles” and “– Financial Condition – Depreciation on Operating Leases” for further discussion of current lease trends.

We are exposed to customer and dealer credit risk, which could negatively affect our operating results and financial condition.

Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any retail or lease contract with us or otherwise fail to perform as agreed.  The level of credit risk in our consumer portfolio is influenced primarily by two factors: the total number of contracts that experience default (“default frequency”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes as discussed below.

The level of credit risk in our dealer portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by general macroeconomic conditions, the overall demand for new and used vehicles, and the financial condition of automotive manufacturers, among other factors.  An increase in credit risk would increase our provision for credit losses, which would have a negative impact on our operating results and financial condition.

Economic slowdown and recession in the United States, natural disasters and other factors increase the risk that a customer or dealer may not meet the terms of a retail or lease contract with us or may otherwise fail to perform as agreed.  A weak economic environment evidenced by, among other things, unemployment, underemployment, and consumer bankruptcy filings, may affect some of our customers’ ability to make their scheduled payments. There can be no assurance that our monitoring of credit risk and our efforts to mitigate credit risk are or will be sufficient to prevent an adverse effect on our operating results and financial condition.

Our operating results, financial condition and cash flow may be adversely affected by changes in interest rates, foreign currency exchange rates and market prices.

Market risk is the risk that changes in market interest rates and foreign currency exchange rates cause volatility in our operating results, financial condition and cash flow.  An increase in market interest rates could have an adverse effect on our business, financial condition and operating results by increasing our cost of capital and the rates we charge to our customers and dealers, thereby affecting our competitive position.  We use various derivative instruments to manage our market risk.  However, changes in interest rates, foreign currency exchange rates and market prices cannot always be predicted or hedged.  Changes in interest rates or foreign currency exchange rates could affect the value of our derivatives, which could result in volatility in our operating results and financial condition.  Market risk also includes the risk that the value of our investment portfolio could decline.

A failure or interruption in our operations could adversely affect our operating results and financial condition.

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud or natural disasters including earthquakes.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our insurance risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  Our corporate headquarters is located in the Los Angeles, California area, which is near major earthquake faults.  We have established business recovery plans to address interruptions in our operations, but we can give no assurance that these plans will be adequate to remediate all events that we may face.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

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

A failure or interruption of the information systems on which we rely, or a security breach or a cyber-attack could adversely affect our business, operating results and financial condition.

We rely on internal and third party information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems.  Any failure or interruption of our information systems or the third party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, employee misconduct, catastrophic events, external or internal security breaches, acts of vandalism, computer viruses, malware, misplaced or lost data, or other events could disrupt our normal operating procedures and have an adverse effect on our business, operating results and financial condition.

We collect and store certain personal and financial information from employees, customers and other third parties.  Security breaches or cyber-attacks involving our systems or facilities, or the systems or facilities of our service providers, could expose us to a risk of loss of personally identifiable information of customers, employees and third parties or other proprietary or competitively sensitive information, business interruptions, regulatory scrutiny, actions and penalties, litigation, reputational harm, and a loss of confidence, all of which could potentially have an adverse impact on future business with current and potential customers.

We rely on encryption and other information security technologies licensed from third parties to provide security controls necessary to help in securing online transmission of confidential information pertaining to customers and employees.  Advances in information system capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology that we use to protect sensitive data.  A party who is able to circumvent our security measures by methods such as hacking, fraud, trickery or other forms of deception could misappropriate proprietary information or cause interruption in our operations.  We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks or to remediate problems caused by such breaches or attacks.  Our security measures are designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, decrease our profitability and damage our reputation.

We could be subjected to cyber-attacks that could result in slow performance and unavailability of our information systems for some customers.  Information security risks have increased recently because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others.  We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.  The occurrence of any of these events could have a material adverse effect on our business.

In addition, we periodically upgrade or replace our existing transaction systems, which could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new systems.

The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition.

We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry.  Our debt, derivative and investment transactions, and our ability to borrow under committed and uncommitted credit facilities, could be adversely affected by the actions and commercial soundness of other financial institutions.  We cannot guarantee that our ability to borrow under committed and uncommitted credit facilities will continue to be available on reasonable terms or at all.  Deterioration of social, political, labor, or economic conditions in a specific country or region may also adversely affect the ability of financial institutions, including our derivative counterparties and lenders, to perform their contractual obligations.  Financial institutions are interrelated as a result of trading, clearing, lending and other relationships, and as a result, financial and political difficulties in one country or region may adversely affect financial institutions in other jurisdictions, including those with which we have relationships.  The failure of any financial institutions and other counterparties to which we have exposure, directly or indirectly, to perform their contractual obligations, and any losses resulting from that failure, may materially and adversely affect our liquidity, operating results or financial condition.

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

Consumer Finance Regulation

As a provider of finance, insurance and other payment and vehicle protection products, we operate in a highly regulated environment. We are subject to licensing requirements at the state level and to laws, regulation, examination and investigation from time to time at the state and federal levels. We hold lending, leasing, insurance and debt collector licenses where required in the various states in which we do business. We are obligated to comply with periodic reporting requirements and to submit to regular examinations as a condition of maintenance of our licenses and the offering of our products and services. We must comply with laws that regulate our business, including in the areas of marketing, analytics, origination, collection and servicing.

Compliance with applicable law is costly and can affect operating results.  Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements.  Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers.  Changes in regulation could restrict our ability to operate our business as currently operated, could impose substantial additional costs or require us to implement new processes, which could adversely affect our business, prospects, financial performance or financial condition.  The failure to comply could result in significant statutory civil and criminal fines, penalties, monetary damages, attorneys’ fees and costs, restrictions on our ability to operate our business, possible revocation of licenses and damage to our reputation, brand and valued customer relationships. Any such costs, restrictions, revocations or damage could adversely affect our business, prospects, operating results or financial condition.

At the federal level, the Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations.  Among other things, the Dodd-Frank Act created the CFPB, which has broad regulatory, supervisory and enforcement authority over providers of consumer financial products and services.  Two of the primary purposes of the CFPB are to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from discrimination and unfair, deceptive or abusive acts or practices.  On August 31, 2015, we became subject to the CFPB’s supervisory authority when the CFPB’s final rule over “larger participants” in the auto finance industry took effect. Such supervisory authority allows the CFPB, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which could result in enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.

In February 2016, the CFPB published a list of nine policy priorities it intends to focus its resources on over the next two years.  These priorities include, among others, initiation of the rulemaking process regarding debt collection practices that would apply to third-party collectors and first-party collectors, such as ourselves, and continued examination and investigation of, and potential rulemaking regarding, consumer credit reporting practices.  The timing and impact of these anticipated rules on our business remain uncertain.  In addition, the CFPB has increased scrutiny of the sale of certain ancillary or add-on products, including products similar to those that we finance or sell through TMIS.  Regulators have questioned such products’ value and how such products are marketed and sold.

The CFPB also has enforcement authority under which it is authorized to conduct investigations (which may include a joint investigation with other agencies and regulators) and initiate enforcement actions for violations of federal consumer financial protection laws.  The CFPB and FTC have become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities.  Both the CFPB and FTC announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to auto finance providers and the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material effect on our financial condition, liquidity and results of operations.  We expect the CFPB’s investigation of, and initiation of enforcement actions against, credit providers, whether on its own initiative or jointly with other agencies and regulators, will continue for the foreseeable future.  CFPB supervision and enforcement actions, if any, may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

On February 2, 2016, we entered into consent orders with the CFPB and the U.S. Department of Justice related to their previously disclosed investigation of, and allegations regarding, our discretionary dealer compensation practices. See Item 1. “Business – Regulatory Environment” for a description of the terms of the consent orders, including, among other things, the changes we agreed to make to our dealer compensation practices. Compliance costs and the changes to our business practices required by the consent orders may adversely affect our future results of operations and financial condition, including our financing volume, market share, financing margins, and net earning assets.

At the state level, state regulators are taking a more stringent approach to supervising and regulating financial products and services subject to their jurisdiction. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.  We have received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and a request for documents and information pursuant to a civil investigative demand from the Commonwealth of Massachusetts Office of the Attorney General relating to our financing of GAP insurance products on retail contracts.  We are cooperating with these requests, but are unable to predict their outcome given their preliminary status.

Other Federal Regulation

The Dodd-Frank Act also established the FSOC, which is mandated with designating SIFIs.  An international standard-setting body, the FSB, also has proposed – but has not yet finalized – a methodology for assessing and designating non-bank non-insurer G-SIFIs.  If TMCC or one of its affiliates were designated as a SIFI or, once the FSB finalizes its process, a G-SIFI, we could experience increased compliance costs, the need to change our business practices, impairments to our profitability and competitiveness and other adverse effects on our business.

Under the Volcker Rule, which was enacted as part of the Dodd-Frank Act, companies affiliated with U.S. insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds.  Companies subject to the Volcker Rule were required to bring all of their activities and investments into conformance by July 21, 2015, subject to certain extensions. The activities prohibited by the Volcker Rule are not core activities for us. Accordingly, we do not believe the Volcker Rule and its implementing regulations are likely to have a material effect on our business or operations.  In the future, however, the federal financial regulatory agencies charged with implementing the Volcker Rule could change their approach to administering, enforcing or interpreting the rule, which could negatively affect us and potentially require us to limit or change our activities or operations.

The Dodd-Frank Act also established a new framework for the regulation of certain OTC derivatives referred to as swaps and security-based swaps.  The Dodd-Frank Act requires the CFTC to adopt certain rules and regulations governing swaps and the SEC to adopt certain rules and regulations governing security-based swaps.  While the CFTC has completed the majority of its regulations in this area, most of which are in effect, the SEC has not yet adopted a number of its security-based swap regulations.

The OTC derivatives provisions of the Dodd-Frank Act impose clearing, trading and margin requirements on certain contracts.  At present, we qualify for exceptions from these requirements for the swaps that we enter into to hedge our commercial risks.  However, if we were to fail to qualify for such exceptions, we could become subject to some or all of these requirements, which would increase our cost of entering into and maintaining such hedging positions.  Moreover, the application of the clearing, trading and margin requirements, and other related regulations, to our dealer counterparties may change the cost and availability of the OTC derivatives that we use for hedging.

The full impact of the OTC derivatives provisions of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are fully implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and regulations could significantly increase the cost of OTC derivative contracts, materially alter the terms of OTC derivative contracts, reduce the availability of OTC derivatives to protect against risks we encounter, or reduce our ability to monetize or restructure our existing OTC derivative contracts. If we reduce our use of OTC derivatives as a result of the Dodd-Frank Act and resulting regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

Refer to Item 1. “Business – Regulatory Environment” for additional information on our regulatory environment.

Adverse economic conditions or changes in state laws may negatively affect our operating results and financial condition.

We are exposed to customer concentration risk in our retail, lease, dealer and insurance products in certain states.  Factors adversely affecting the economy and applicable laws in various states where we have concentration risk could have an adverse effect on our operating results and financial condition.

Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information and disclosure about customer concentrations in certain states.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES

Our finance and insurance headquarters operations are currently located in Torrance, California, and our facilities are leased from TMS.

On April 28, 2014, we issued a press release announcing that our corporate headquarters will move from Torrance, California, to Plano, Texas, beginning in 2017 as part of TMC’s planned consolidation of its three separate North American headquarters for manufacturing, sales and marketing to a single new headquarters facility. We are currently leasing temporary offices in Plano, Texas in advance of the completion of construction of our new corporate headquarters.

Field operations for both finance and insurance are located in three CSCs, three regional management offices, and 29 DSSOs in cities throughout the U.S.  Two of the DSSOs share premises with the regional CSCs.  All three of the regional management offices share premises with DSSO offices.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMS.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  We also have a sales and operations office in Puerto Rico.  All premises are occupied under lease.

We believe that our properties are suitable to meet the requirements of our business.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. See Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSA, and accordingly, all shares of TMCC’s stock are owned by TFSA.  There is no market for TMCC's stock.

In fiscal 2015 and 2014, TMCC declared and paid cash dividends to TFSA of $435 million and $665 million, respectively.  No dividends were declared and paid in fiscal 2016.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended March 31,
(Dollars in millions)	2016	2015	2014	2013	2012¹
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$7,141	$6,113	$5,068	$4,748	$4,722
Retail	1,859	1,797	1,897	2,062	2,371
Dealer	403	400	432	434	365
Total financing revenues	9,403	8,310	7,397	7,244	7,458

Depreciation on operating leases	5,914	4,857	4,012	3,568	3,368
Interest expense	1,137	736	1,340	940	1,300
Net financing revenues	2,352	2,717	2,045	2,736	2,790

Insurance earned premiums and contract revenues	719	638	567	571	604
Gain on sale of commercial finance business	197	-	-	-	-
Investment and other income, net	164	194	135	173	113
Net financing revenues and other revenues	3,432	3,549	2,747	3,480	3,507

Expenses:
Provision for credit losses	441	308	170	121	(98)
Operating and administrative	1,161	1,046	965	911	857
Insurance losses and loss adjustment expenses	318	269	258	293	325
Total expenses	1,920	1,623	1,393	1,325	1,084
Income before income taxes	1,512	1,926	1,354	2,155	2,423
Provision for income taxes	580	729	497	824	937
Net income	$932	$1,197	$857	$1,331	$1,486
[1]	Certain prior period amounts have been reclassified to conform to the current period presentation.

	March 31,
(Dollars in millions)	2016	2015	2014	2013	2012
BALANCE SHEET DATA

Finance receivables, net	$65,636	$65,893	$65,176	$62,567	$58,042
Investments in operating leases, net	$36,488	$31,128	$24,769	$20,384	$18,743
Total assets	$114,723	$109,625	$102,740	$95,302	$88,913
Debt	$93,725	$90,231	$85,367	$78,832	$73,234
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$8,315	$7,383	$6,621	$6,429	$6,585
Total shareholder's equity	$9,397	$8,520	$7,738	$7,557	$7,662

Our Board of Directors declared and paid cash dividends of $435 million, $665 million, $1,487 million, and $741 million to TFSA during fiscal 2015, 2014, 2013, and 2012, respectively.  No dividends were declared or paid during fiscal 2016.

	As of and for the years ended March 31,
	2016	2015	2014	2013	2012
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	2.32	3.59	2.00	3.27	2.85
Debt to equity	10.0	10.6	11.0	10.4	9.6
Return on assets	0.83%	1.13%	0.87%	1.45%	1.65%
Allowance for credit losses as a percentage of gross earning assets	0.52%	0.50%	0.50%	0.63%	0.80%
Net charge-offs as a percentage of average gross earning assets	0.38%	0.29%	0.28%	0.27%	0.21%
60 or more days past due as a percentage of gross earning assets	0.26%	0.21%	0.18%	0.19%	0.18%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors such as the following that may cause actual results to differ materially from those stated:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;
•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;
•	Recalls announced by TMS and the perceived quality of Toyota, Lexus and Scion vehicles;
•	Availability and cost of sources of financing;
•	Changes in our credit ratings and those of TMC;
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes to existing, or adoption of new, accounting standards;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and currency exchange rates;
•	Failure or interruption in our operations, including our communications and information systems, as a result of a security breach, cyber-attack, natural disaster or other reason;
•	Challenges related to the relocation of our corporate headquarters to Plano, Texas;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota, Lexus and Scion vehicles;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•	Changes in our business practices required by new regulatory requirements, such as those required by the consent orders we entered into with the CFPB and the United States Department of Justice;
•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus and Scion vehicle models and related parts supply;
•	Changes in the economy or to laws in states where we have a high concentration of customers;

•	Changes in business strategy, including expansion of product lines, credit risk appetite, and business acquisitions; and
•	The other risks and uncertainties set forth in “Part I, Item 1A. Risk Factors”.

Forward-looking statements speak only as of the date they are made.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

OVERVIEW

Key Performance Indicators and Factors Affecting Our Business

In our finance operations, we generate revenue, income, and cash flows by providing retail, lease, and dealer financing to dealers and their customers.  We measure the performance of our financing operations using the following metrics: financing volume, market share, financial leverage, financing margins, operating expense, residual value and credit loss metrics.

In our insurance operations, we generate revenue through marketing, underwriting, and providing claims administration for products that cover certain risks of dealers and their customers.  We measure the performance of our insurance operations using the following metrics: issued agreement volume, average number of agreements in force, loss metrics and investment income.

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota, Lexus and Scion sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including compliance costs and changes to our business practices required by the consent orders we entered into in February 2016 with respect to our discretionary dealer compensation practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on consumer contract and dealer financing volume.  Changes in the volume of vehicle sales, utilization of our insurance programs, or the level of coverage purchased by affiliates could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Our primary competitors are other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, independent insurance service contract providers, finance companies and, to a lesser extent, other automobile manufacturers’ affiliated finance companies that actively seek to purchase consumer contracts through Toyota and Lexus independent dealerships (“dealerships”).  We strive to achieve the following:

Exceptional Customer Service:  Our relationship with Toyota and Lexus dealers and their customers offer us a competitive advantage.  We seek to leverage this opportunity by providing exceptional service to the dealers and their customers.  Through our DSSO network, we work closely with the dealers to improve the quality of service we provide to them.  We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealership and the Toyota, Lexus and Scion brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted toward customer retention, we work closely with TMS and other third party distributors to offer special retail, lease, dealer financing, and insurance programs.  We also focus on providing a positive customer experience to existing retail, lease, and insurance customers through our CSCs.

Risk-Based Origination and Pricing:  We price and structure our retail and lease contracts to compensate us for the credit risk we assume.  The objective of this strategy is to maximize operating results and better match contract rates across a broad range of risk levels.  To achieve this objective, we evaluate our existing portfolio for key opportunities to expand volume in targeted markets.  We deliver timely strategic information to the dealers to assist them in benefiting from market opportunities.  We continuously strive to refine our strategy and methodology for risk-based pricing.

Liquidity:  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in adverse market conditions.  This capacity is primarily driven by our ability to raise funds in the global capital markets and through loans, credit facilities, and other transactions, as well as our ability to generate liquidity from our earnings assets.  Our pursuit of this strategy has led us to develop a diversified borrowing base that is distributed across a variety of markets, geographies, investors, and financing structures, among other factors.

Fiscal 2016 Operating Environment

During fiscal 2016, slow economic growth in the U.S. continued, as employment rates improved, consumer spending increased, and the housing market remained strong.  While the overall U.S. economy has continued to show positive trends during fiscal 2016, consumer debt levels also continued to rise as consumers experienced greater access to credit.

Conditions in the global capital markets experienced volatility during the second half of fiscal 2016 due to continued concerns regarding global economic growth as well as uncertainty regarding the future path of U.S. monetary policy. Additionally, oil prices fluctuated during the second half of fiscal 2016.  We continue to maintain broad global access to both domestic and international markets.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the United States increased, and sales incentives throughout the auto industry remained elevated during fiscal 2016 as compared to fiscal 2015.  Vehicle sales by TMS increased 2 percent in fiscal 2016 compared to fiscal 2015.  The increase in TMS sales was attributable to the continued increase in consumer demand for new vehicles. In addition, lease volume increased and retail volume decreased in fiscal 2016 due primarily to a higher focus by TMS on lease subvention.  Our overall market share remained relatively consistent for fiscal 2016 compared to fiscal 2015.

Used vehicle values remained strong during fiscal 2016 but deteriorated slightly compared to fiscal 2015.  However, it remains uncertain whether the used vehicle market will continue to be as strong as it has been in the past few years.  In the latter part of fiscal 2016, used vehicle inventory levels increased which could unfavorably impact used vehicle values in future periods.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2016	2015	2014
Net income:
Finance operations[1]	$797	$1,038	$743
Insurance operations[1]	135	159	114
Total net income	$932	$1,197	$857
[1]	Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Fiscal 2016 Compared to Fiscal 2015

Our consolidated net income was $932 million in fiscal 2016, compared to $1,197 million in fiscal 2015.  The decrease in net income during fiscal 2016 was primarily due to a $1,057 million increase in depreciation on operating leases, a $401 million increase in interest expense primarily driven by lower gains on derivatives, a $133 million increase in the provision for credit losses and a $115 million increase in operating and administrative expenses. These decreases in net income were partially offset by a $1,093 million increase in total financing revenues primarily driven by an increase in operating lease revenues, a $197 million gain on sale of the commercial finance business and a $149 million decrease in the provision for income taxes.

On October 1, 2015, we completed the sale of certain assets and liabilities related to our industrial equipment retail, lease and dealer portfolios (the “commercial finance business”) to Toyota Industries Commercial Finance, Inc. (“TICF”), a newly-formed subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group and is a related party to TMCC.  The sale resulted in cash proceeds of $2.3 billion, which are expected to be utilized for general corporate purposes, including the purchase of retail and lease contracts and the payment of debt.  The transaction resulted in a gain of $197 million that is reflected in our results of operations in fiscal 2016.  We do not expect the sale of the commercial finance business to have a material impact on our revenue in the future.

On February 2, 2016 (the “Effective Date”), we reached a settlement with the CFPB and the U.S. Department of Justice (the “Agencies”) related to the Agencies’ previously disclosed investigation of, and allegations regarding, our discretionary dealer compensation practices.  We entered into a consent order with each of the agencies to reflect this settlement. Pursuant to the consent orders, we agreed to implement a new dealer compensation policy within 180 days of the Effective Date, which includes, among other things, decreased limits on dealer participation caps of 125 basis points (1.25 percent) for contracts with terms of 60 months or less and 100 basis points (1.00 percent) for contracts with longer terms. Additionally, we agreed to pay an amount in consumer restitution that is not material to our financial condition or results of operations for fiscal 2016 and within the amount we had previously recorded as a loss contingency.  Compliance costs and the changes to our business practices required by the consent orders may adversely affect our future results of operations and financial condition, including our financing volume, market share, financing margins, and net earning assets.

Our overall capital position increased $0.9 billion, bringing total shareholder’s equity to $9.4 billion at March 31, 2016, as compared to $8.5 billion at March 31, 2015.  Our debt increased to $93.7 billion at March 31, 2016 from $90.2 billion at March 31, 2015.  Our debt-to-equity ratio decreased to 10.0 at March 31, 2016 from 10.6 at March 31, 2015.

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

Our overall capital position, taking into account the payment of a $435 million dividend in September 2014 to TFSA, increased by $782 million, bringing total shareholder’s equity to $8.5 billion at March 31, 2015, as compared to $7.7 billion at March 31, 2014.  Our debt increased to $90.2 billion at March 31, 2015 from $85.4 billion at March 31, 2014.  Our debt-to-equity ratio decreased to 10.6 at March 31, 2015 from 11.0 at March 31, 2014.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
				2016 to	2015 to
(Dollars in millions)	2016	2015	2014	2015	2014
Financing revenues:
Operating lease	$7,141	$6,113	$5,068	17%	21%
Retail[1]	1,859	1,797	1,897	3%	(5)%
Dealer	403	400	406	1%	(1)%
Total financing revenues	9,403	8,310	7,371	13%	13%

Investment and other income, net	99	89	98	11%	(9)%
Gain on sale of commercial finance business	197	-	-	100%	-%
Gross revenues from finance operations	9,699	8,399	7,469	15%	12%

Less:
Depreciation on operating leases	5,914	4,857	4,012	22%	21%
Interest expense	1,137	736	1,340	54%	(45)%
Provision for credit losses	441	308	170	43%	81%
Operating and administrative expenses	909	825	767	10%	8%
Provision for income taxes	501	635	437	(21)%	45%
Net income from finance operations	$797	$1,038	$743	(23)%	40%
[1]	Includes direct finance lease revenues.

Our finance operations reported net income of $797 million and $1,038 million during fiscal 2016 and 2015, respectively.  The decrease in net income during fiscal 2016 was primarily due to a $1,057 million increase in depreciation on operating leases, a $401 million increase in interest expense, a $133 million increase in the provision for credit losses and an $84 million increase in operating and administrative expenses, partially offset by a $1,093 million increase in total financing revenues primarily driven by an increase in operating lease revenues, a $197 million gain on sale of the commercial finance business and a $134 million decrease in provision for income taxes.

Financing Revenues

Total financing revenues increased 13 percent during fiscal 2016 compared to fiscal 2015 due to the following:

•	Operating lease revenues increased 17 percent in fiscal 2016 as compared to fiscal 2015, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.
•

Retail contract revenues increased 3 percent in fiscal 2016 as compared to fiscal 2015, primarily due to an increase in our average portfolio yields as well as higher average outstanding earning asset balances.

•

Dealer financing revenues remained relatively unchanged in fiscal 2016 as compared to fiscal 2015, primarily due to an increase in our portfolio yields, offset by lower average outstanding earning asset balances.

Our total portfolio yield, which includes operating lease, retail and dealer financing revenues, decreased to 3.5 percent during fiscal 2016 compared to 3.7 percent in fiscal 2015, primarily due to decreases in our operating lease portfolio yield as a result of higher yielding assets being replaced by lower yielding assets.

Depreciation on Operating Leases

Depreciation on operating leases increased 22 percent during fiscal 2016 as compared to fiscal 2015.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding during fiscal 2016 as compared to fiscal 2015.

Interest Expense

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, interest rate caps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  The following table summarizes the consolidated components of interest expense:

	Years ended March 31,
(Dollars in millions)	2016	2015	2014
Interest expense on debt	$1,308	$1,213	$1,262
Interest income on derivatives	(7)	(67)	(77)
Interest expense on debt and derivatives	1,301	1,146	1,185

Ineffectiveness related to hedge accounting derivatives	(2)	(1)	(3)
Loss (gain) on non-hedge accounting foreign currency transactions	503	(2,375)	(45)
(Gain) loss on non-hedge accounting foreign currency swaps	(573)	2,248	185
(Gain) loss on non-hedge accounting interest rate swaps	(92)	(282)	18
Total interest expense	$1,137	$736	$1,340

During fiscal 2016, total interest expense increased to $1,137 million from $736 million during fiscal 2015. Total interest expense increased in fiscal 2016 compared to fiscal 2015 due primarily to higher interest expense on debt and derivatives and lower gains on our non-hedge accounting interest rate swaps.  Interest expense on debt and derivatives increased as debt balances increased and interest rates rose during fiscal 2016.  Additionally, we recognized lower gains on non-hedge accounting foreign currency transactions, net of losses on the non-hedge accounting foreign currency swaps. These net gains resulted from a decrease in foreign currency and U.S. dollar swap rates.   During fiscal 2015, significant decreases in longer term U.S. dollar and foreign currency swap rates resulted in higher gains on non-hedge accounting interest rate swaps and foreign currency swaps, net of the associated foreign currency transactions.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  During fiscal 2016, interest expense on debt increased to $1,308 million from $1,213 million during fiscal 2015 as a result of higher debt balances coupled with an increase in the weighted average interest rate.

Interest expense on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During fiscal 2016, we recorded interest income on derivatives of $7 million compared to interest income on derivatives of $67 million during fiscal 2015.

Gain or loss on non-hedge accounting foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use non-hedge accounting foreign currency swaps to economically hedge these foreign currency transactions. During fiscal 2016, the net gains of $70 million on our foreign currency transactions, net of foreign currency swaps, resulted from a decrease in foreign currency swap rates.  During fiscal 2015, we recorded net gains of $127 million on foreign currency transactions, net of foreign currency swaps, resulting from a more significant decrease in foreign currency swap rates relative to fiscal 2016.

We recorded a gain of $92 million on non-hedge accounting interest rate swaps during fiscal 2016 as a result of decreases in longer term U.S. dollar swap rates which had a favorable impact on our pay float swaps.  We recorded a gain of $282 million on non-hedge accounting interest rate swaps during fiscal 2015 as a result of larger decreases in longer term U.S. dollar swap rates relative to the decreases in swap rates in fiscal 2016.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $441 million for fiscal 2016, compared to $308 million for fiscal 2015.  The increase in the provision for credit losses for fiscal 2016 was due to higher default frequency and loss severity, and overall portfolio growth primarily in the lease portfolio.

Operating and Administrative Expenses

Operating and administrative expenses increased 11 percent during fiscal 2016 compared to fiscal 2015 primarily reflecting increases in employee and general operating expenses and certain expenses associated with the planned relocation of our headquarters to Plano, Texas.  We expect to incur additional expenses over the next several years relating to our planned relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years ended March 31,			Percentage change
	2016	2015	2014¹	2016 to 2015	2015 to 2014
Agreements (units in thousands)
Issued	2,215	1,940	1,696	14%	14%
Average in force	6,464	5,859	5,527	10%	6%

(Dollars in millions)
Insurance earned premiums and contract revenues	$719	$638	$593	13%	8%
Investment and other income, net	65	105	37	(38)%	184%
Revenues from insurance operations	784	743	630	6%	18%

Less:
Insurance losses and loss adjustment expenses	318	269	258	18%	4%
Operating and administrative expenses	252	221	198	14%	12%
Provision for income taxes	79	94	60	(16)%	57%
Net income from insurance operations	$135	$159	$114	(15)%	39%
[1]	Certain prior year amounts have been reclassified to conform to the current year presentation.

Our insurance operations reported net income of $135 million for fiscal 2016 compared to $159 million for fiscal 2015.  The decrease in net income for fiscal 2016 compared to fiscal 2015 was primarily due to a $49 million increase in insurance losses and loss adjustment expenses, a $40 million decrease in investment and other income, net and a $31 million increase in operating and administrative expenses.  These decreases in net income were partially offset by an $81 million increase in insurance earned premiums and contract revenues and a $15 million decrease in the provision for income taxes.

Agreements issued increased 14 percent during fiscal 2016 compared to fiscal 2015.  The average number of in force agreements increased 10 percent during fiscal 2016 compared to fiscal 2015.  The increases in the issued and the average in force agreements were primarily due to increased sales of prepaid maintenance contracts, tire and wheel protection agreements and guaranteed auto protection agreements.  The increase in prepaid maintenance agreements was primarily due to the continued sales growth of product offerings introduced in fiscal 2014.   The volume of issued and average in force tire and wheel protection agreements has increased as the product continues to mature.  The volume of issued and average in force guaranteed auto protection agreements has increased due to increased sales effectiveness.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $719 million for fiscal 2016 compared to $638 million for fiscal 2015.  Insurance earned premiums and contract revenues represent revenues from in force agreements, and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in fiscal 2016 compared to fiscal 2015 was due to an increase in the average in force agreements.

Our insurance operations reported investment and other income, net of $65 million for fiscal 2016, compared to $105 million for fiscal 2015.  Investment and other income, net consists primarily of dividend and interest income, realized gains and losses and other-than-temporary impairment on available-for-sale securities, if any.  The decrease in investment and other income, net in fiscal 2016 as compared to fiscal 2015 was primarily due to an increase of $50 million of other-than-temporary impairment and a $14 million decrease in net realized gains, partially offset by a $22 million increase in dividend income. The impairments recognized in fiscal 2016 resulted primarily from interest rate volatility on our fixed income mutual funds.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $318 million for fiscal 2016, compared to $269 million for fiscal 2015.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.   The increase in fiscal 2016 as compared to fiscal 2015 was primarily due to an increase in the number of prepaid maintenance claims as a result of a higher number of average in force agreements and an increase in the severity of prepaid maintenance claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $252 million for fiscal 2016, compared to $221 million for fiscal 2015.  The increase was attributable to higher product expenses driven by the continued growth of our insurance business, insurance dealer back-end program expenses and general operating expenses. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes for fiscal 2016 was $580 million compared to $729 million for fiscal 2015.  Our effective tax rate was 38.4 percent and 37.9 percent for fiscal 2016 and 2015, respectively.  The increase in our effective tax rate for fiscal 2016 compared to fiscal 2015 is due to a decrease in benefits from federal plug-in, electric vehicle and fuel cell credits.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
(units in thousands):	2016	2015	2014	2016 to 2015	2015 to 2014
TMS new sales volume[1]	1,888	1,845	1,735	2%	6%

Vehicle financing volume[2]
New retail contracts	628	675	700	(7)%	(4)%
Used retail contracts	288	278	302	4%	(8)%
Lease contracts	622	533	451	17%	18%
Total	1,538	1,486	1,453	3%	2%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	367	439	414	(16)%	6%
Used retail contracts	52	60	82	(13)%	(27)%
Lease contracts	541	484	414	12%	17%
Total	960	983	910	(2)%	8%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	58.4%	65.0%	59.1%
Used retail contracts	18.1%	21.6%	27.2%
Lease contracts	87.0%	90.8%	91.8%
Overall subvened contracts	62.4%	66.2%	62.6%

Market share:[3]
Retail contracts	33.1%	36.5%	40.3%
Lease contracts	32.4%	28.8%	25.9%
Total	65.5%	65.3%	66.2%
[1]

Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 83 percent Toyota and Scion and 17 percent Lexus for both fiscal 2016 and 2015.  TMS new sales volume is comprised of approximately 85 percent Toyota and Scion and 15 percent Lexus for fiscal 2014.

[2]

Total financing volume is comprised of approximately 79 percent Toyota and Scion, 18 percent Lexus, and 3 percent non-Toyota/Lexus for both fiscal 2016 and 2015.   Total financing volume is comprised of approximately 80 percent Toyota and Scion, 17 percent Lexus and 3 percent non-Toyota/Lexus for fiscal 2014.

[3]

Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMS new sales volume and subvention.  Vehicle sales by TMS increased 2 percent for fiscal 2016 compared to fiscal 2015.

Our financing volume increased 3 percent in fiscal 2016 compared to fiscal 2015.  The increase in financing volume was driven primarily by growth in TMS sales. Lease contract volume increased and retail contract volume decreased in fiscal 2016 due primarily to a higher focus by TMS on lease subvention.  Market share for lease contracts increased by approximately 4 percentage points in fiscal 2016 compared to fiscal 2015, as dealers have increased their utilization of the leasing programs offered.  Overall market share remained relatively consistent compared to fiscal 2015.

The majority of our lease contract terms are 36 and 24 months, which represented 82 percent and 9 percent, respectively, of our lease originations for fiscal 2016 compared to 68 percent and 23 percent, respectively, for the same period in fiscal 2015.

The composition of our net earning assets is summarized below:

	March 31,			Percentage change
(Dollars in millions)	2016	2015	2014	2016 to 2015	2015 to 2014
Net Earning Assets
Finance receivables, net
Retail finance receivables, net[1]	$49,870	$50,257	$49,340	(1)%	2%
Dealer financing, net[2]	15,766	15,636	15,836	1%	(1)%
Total finance receivables, net	65,636	65,893	65,176	-%	1%
Investments in operating leases, net	36,488	31,128	24,769	17%	26%
Net earning assets	$102,124	$97,021	$89,945	5%	8%

Average original contract term in months
Lease contracts[3]	36	36	37
Retail contracts[4]	63	63	63

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[2]	998	999	1,001	-%	-%
Vehicle dealers outside of the Toyota/Lexus dealer network	398	456	482	(13)%	(5)%
Industrial equipment dealers[5]	-	140	137	(100)%	2%
Total number of dealers receiving wholesale financing	1,396	1,595	1,620	(12)%	(2)%

Dealer inventory outstanding (units in thousands)	291	301	327	(3)%	(8)%
[1]	Includes direct finance leases.
[2]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[3]	Lease contract terms range from 24 months to 60 months.
[4]	Retail contract terms range from 24 months to 85 months.
[5]	The commercial finance business was sold on October 1, 2015.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 7 percent during fiscal 2016 compared to fiscal 2015 primarily due to a higher focus by TMS on lease subvention as compared to retail subvention.  Retail contract market share decreased approximately 3 percentage points during fiscal 2016 as compared to the same period in fiscal 2015 due to the decrease in new retail contract volume.  Despite decreases in new retail contract volume and market share, our retail finance receivables, net remained consistent at March 31, 2016 as compared to March 31, 2015 as the average amount financed has increased.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 17 percent during fiscal 2016 as compared to fiscal 2015.  Much of the increase during fiscal 2016 was attributable to a higher focus by TMS on lease subvention in comparison to retail subvention, resulting in a 17 percent increase in investments in operating leases, net at March 31, 2016 as compared to March 31, 2015.  Market share for lease contracts increased approximately 4 percentage points during fiscal 2016 as compared to fiscal 2015 due to the increase in lease volume.

Dealer Financing and Earning Assets

Dealer financing, net remained relatively unchanged from March 31, 2015, as increases in net earning assets were offset by the sale of the commercial finance business. The decrease in dealer inventory outstanding during fiscal 2016 as compared to fiscal 2015 is also due to the sale of the commercial finance business.

Residual Value Risk

We are exposed to risk of loss on the disposition of leased vehicles to the extent that sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception.

Factors Affecting Exposure to Residual Value Risk

Residual value represents an estimate of the end-of-term market value of a leased vehicle.  The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected end-of-term market values, and the resulting impact on lease return rates and loss severity.  The evaluation of these factors involves significant assumptions, complex analyses, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in the determination of residual values.

Residual Values at Lease Inception

Residual values of lease vehicles are estimated at lease inception by examining external industry data, the anticipated Toyota, Lexus and Scion product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota, Lexus and Scion product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease-end.  Refer to “Part 1, Item 1. Business – Finance Operations – Retail and Lease Financing – Remarketing” for additional information on remarketing.

End-of-term Market Values

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of our carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among these factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the lease contracts and are included in Depreciation on operating leases in the Consolidated Statement of Income as a change in accounting estimate.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included in Retail revenues in the Consolidated Statement of Income.

Lease Return Rate

The lease return rate represents the number of leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us.  In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.

Loss Severity

Loss severity is the extent to which the end-of-term market value realized at sale/disposition of a leased vehicle is less than the estimated residual value established at lease inception.  Overall loss severity is driven by used vehicle price levels as well as vehicle return rates.

Impairment of Operating Leases

We review our investment in operating leases portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and is recorded in the current period Consolidated Statement of Income.  As of March 31, 2016, there was no indication of impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our lease portfolio by period:

	Years ended March 31,			Percentage Change
				2016 to	2015 to
(Units in thousands)	2016	2015	2014	2015	2014
Scheduled maturities	377	266	345	42%	(23)%

Vehicles sold through:
Dealer Direct program
Grounding dealer	46	30	47	53%	(36)%
Dealer Direct online program	15	11	15	36%	(27)%
Physical auction	67	41	64	63%	(36)%
Total vehicles sold at lease termination	128	82	126	56%	(35)%

Scheduled maturities increased 42 percent in fiscal 2016 as compared to fiscal 2015.  Fiscal 2015 maturities reflected lower leasing and related programs from prior years. Vehicles sold at lease termination in fiscal 2016 increased 56 percent as compared to fiscal 2015.  The higher rate of vehicles sold at lease termination during fiscal 2016, as compared to fiscal 2015, was the result of higher scheduled maturities driven by the increase in our lease portfolio as well as an increase in return rate.  Refer to “Part 1, Item 1. Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

Depreciation on Operating Leases

We record depreciation expense on the portion of our lease portfolio classified as operating leases.  Depreciation expense is recorded on a straight-line basis over the lease term and is based upon the depreciable basis of the leased vehicle. The depreciable basis is originally established as the difference between a leased vehicle’s original acquisition value and its residual value established at lease inception. Changes to residual values have an effect on depreciation expense. To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease-end will approximate the estimated end-of-term market value. Refer to “Critical Accounting Estimates” for a further discussion of the estimates involved in the determination of residual values.

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years ended March 31,			Percentage change
	2016	2015	2014	2016 to 2015	2015 to 2014
Depreciation on operating leases (dollars in millions)	$5,914	$4,857	$4,012	22%	21%
Average operating lease units outstanding (in thousands)	1,289	1,065	870	21%	22%

Depreciation expense on operating leases increased 22 percent during fiscal 2016 as compared to fiscal 2015, due primarily to an increase in the average operating lease units outstanding. We continue to experience higher leasing volume which will result in an increase in our maturities in future years.  The increase in the lease portfolio over the past several years, in addition to the higher volume of shorter term leases originated in the last few years, will result in maturities increasing by 37 percent in the next twelve months.  We expect that these trends could unfavorably impact return rates, residual values and depreciation expense.

Credit Risk

We are exposed to credit risk on our consumer and dealer portfolios.  Credit risk on our earning assets is the risk of loss arising from the failure of customers or dealers to make contractual payments.  The level of credit risk on our consumer portfolio is influenced by two factors: default frequency and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, and operational changes.

The level of credit risk on our dealer portfolio is influenced by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and the financial condition of automotive manufacturers in general.

Factors Affecting Consumer Portfolio Credit Risk

Economic Factors

General economic conditions such as changes in unemployment rates, housing values, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, inflation, household disposable income and unforeseen events such as natural disasters, among other factors, can influence both default frequency and loss severity.

Used Vehicle Market

Changes in used vehicle prices directly affect the proceeds from sales of repossessed vehicles, and accordingly, the level of loss severity we experience.  The supply of, and demand for, used vehicles, interest rates, inflation, the level of manufacturer incentives on new vehicles, the manufacturer’s actual or perceived reputation for quality, safety, and reliability, and general economic outlook are some of the factors affecting the used vehicle market.

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

Operational Changes

Operational changes and ongoing implementation of new information and transaction systems and improved methods of consumer evaluation are designed to have a positive effect on the credit risk profile of our consumer portfolio.  Customer service improvements in the management of delinquencies and credit losses increase operational efficiency and effectiveness. We remain focused on our service operations and credit loss mitigation methods.

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

Factors Affecting Dealer Portfolio Credit Risk

The financial strength of dealers to which we extend credit directly affects our credit risk.  Lending to dealers with lower credit quality, or a negative change in the credit quality of existing dealers, increases the risk of credit loss we assume.  Extending a substantial amount of financing or commitments to a specific dealer or group of dealers creates a concentration of credit risk, particularly when the financing may not be secured by fully realizable collateral assets.  Collateral quality influences credit risk in that lower quality collateral increases the risk that in the event of default and subsequent liquidation of collateral, the value of the collateral may be less than the amount owed to us.

We assign risk classifications to each of our dealer groups based on their financial condition, the strength of the collateral, and other quantitative and qualitative factors including input from our field personnel.  Our monitoring processes of the dealer groups are based on these risk classifications.  We periodically update the risk classifications based on changes in financial condition.  As part of our monitoring processes, we require dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory and monitor the timeliness of wholesale financing payoffs in accordance with the agreed-upon terms in order to identify possible risks.  We continue to enhance our risk management processes to mitigate dealer portfolio risk and to focus on higher risk dealers through enhanced risk governance, inventory audits, and credit watch processes.  Where appropriate, we increase the frequency of our audits and examine more closely the financial condition of the dealer group.  We continue to be diligent in underwriting dealers and have conducted targeted personnel training to address dealer credit risk.

Dealer portfolio credit risk is mitigated by a repurchase agreement between TMCC and TMS.  Pursuant to this agreement, TMS will arrange for the repurchase of new Toyota, Lexus and Scion vehicles at the aggregate cost financed by TMCC in the event of a dealer default under wholesale financing.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties at the request of TMS or private Toyota distributors, and the credit risk associated with such financing is mitigated by guarantees from TMS or the applicable private distributors.

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

The following table provides information related to our credit loss experience:

	Years ended March 31,
	2016	2015	2014
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.42%	0.32%	0.31%
Operating leases	0.31%	0.23%	0.19%
Total	0.38%	0.29%	0.28%

Default frequency as a percentage of outstanding contracts	1.27%	1.21%	1.17%
Average loss severity per unit[1]	$6,934	$6,632	$6,341

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[2]
Finance receivables[3]	0.29%	0.23%	0.19%
Operating leases[3]	0.22%	0.17%	0.15%
Total	0.26%	0.21%	0.18%
[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity. Net charge-offs as a percentage of average gross earning assets increased from 0.29 percent at March 31, 2015 to 0.38 percent at March 31, 2016 due to increased default frequency, loss severity and lower recoveries.  Default frequency as a percentage of outstanding contracts increased to 1.27 percent for fiscal 2016 compared to 1.21 percent for fiscal 2015.  Our average loss severity for fiscal 2016 increased to $6,934 from $6,632 in fiscal 2015.  Our delinquencies increased to 0.26 percent for fiscal 2016 compared to 0.21 percent for fiscal 2015 as a result of rising consumer debt levels as customers experienced greater access to credit.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date resulting from the non-performance of our customers and dealers under their contractual obligations.  The determination of the allowance involves significant assumptions, complex analyses, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in determining the allowance for credit losses.

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

The allowance for credit losses for our dealer portfolio is established by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by vehicles, real estate or dealership assets).  We analyze the loan-risk pools using internally developed risk ratings for each dealer. In addition, we have established procedures that focus on managing high risk loans in our dealer portfolio. Our field operations management and special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired. If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

The following table provides information related to our allowance for credit losses:

	Years ended March 31,
(Dollars in millions)	2016	2015	2014
Allowance for credit losses at beginning of period	$485	$454	$527
Provision for credit losses	441	308	170
Transferred to held-for-sale[1]	(7)	-	-
Charge-offs, net of recoveries[2]	(384)	(277)	(243)
Allowance for credit losses at end of period	$535	$485	$454
[1]	Amount relates to the commercial finance business which was sold on October 1, 2015.
[2]	Charge-offs are shown net of recoveries of $72 million, $86 million, and $85 million in fiscal 2016, 2015, and 2014, respectively.
	Years ended March 31,
	2016	2015	2014
Allowance for credit losses as a percentage of gross earning assets
Finance receivables	0.64%	0.62%	0.59%
Operating leases	0.31%	0.24%	0.27%
Total	0.52%	0.50%	0.50%

During fiscal 2016, our allowance for credit losses increased $50 million from $485 million at March 31, 2015 to $535 million at March 31, 2016.  The increase in the allowance for credit losses as compared to fiscal 2015 was due primarily to higher default frequency and loss severity, lower recoveries, general portfolio growth and additional provision for dealer finance receivables.

The total allowance for credit losses as a percentage of gross earning assets increased slightly to 0.52 percent in fiscal 2016 as compared to 0.50 percent in fiscal 2015.  The slight increase in the allowance for credit losses as a percentage of gross earning assets for finance receivables from 0.62 percent in fiscal 2015 to 0.64 percent in fiscal 2016 is primarily due to additional provision for dealer finance receivables.  The increase in the allowance for credit losses as a percentage of gross earning assets for operating leases from 0.24 percent in fiscal 2015 to 0.31 percent in fiscal 2016 reflects portfolio growth of 17 percent in investments in operating leases, which is driven by TMS’s increased focus on lease subvention.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets and through loans, credit facilities, and other transactions, as well as generating liquidity from our earning assets.  This strategy has led us to develop a borrowing base that is distributed across a variety of markets, geographies, investors, and financing structures, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value:

	March 31,	March 31,
(Dollars in millions)	2016	2015
Commercial paper[1]	$26,608	$27,006
Unsecured notes and loans payable[2]	52,856	52,307
Secured notes and loans payable	14,139	10,837
Carrying value adjustment[3]	122	81
Total debt	$93,725	$90,231
[1]	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $6.3 billion to $14.7 billion with an average balance of $9.0 billion for fiscal 2016.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support is provided to us by our indirect parent TFSC, and, in turn, to TFSC by TMC.  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not a guarantee by TMC or TFSC of any securities or obligations of TFSC or TMCC, respectively. The fees paid pursuant to these agreements are disclosed in Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default.  These countries include but are not limited to Portugal, Ireland, Italy, Greece, Spain, Cyprus, Russia, and Ukraine.  We do not currently have exposure to these or other sovereign counterparties.  As of March 31, 2016, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in countries experiencing such issues were not material, either individually or collectively.  We also maintained a total of $20.3 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of March 31, 2016.  As of March 31, 2016, approximately 3 percent of such commitments were from counterparties in such countries.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $25.1 billion to $29.8 billion during fiscal 2016, with an average outstanding balance of $27.2 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Eurobonds	Other		Total unsecured notes and loans payable[5]
Balance at March 31, 2015¹	$32,722		$16,100		$480	$5,222		$54,524
Issuances during fiscal 2016	10,366	[2]	3,173	[3]	-	2,050	[4]	15,589
Maturities and terminations during fiscal 2016	(9,420)		(4,625)		-	(2,050)		(16,095)
Balance at March 31, 2016¹	$33,668		$14,648		$480	$5,222		$54,018
Issuances during the one month ended April 30, 2016	$3,616		$-		$-	$500		$4,116
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

[2]

MTNs and domestic bonds issued during fiscal 2016 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 0.6 percent to 4.3 percent.

[3]	EMTNs issued during fiscal 2016 had terms to maturity ranging from approximately 2 years to 6 years, and had interest rates at the time of issuance ranging from 0.0 percent to 3.6 percent.
[4]	Consists of long-term borrowings, with terms to maturity from approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 0.4 percent to 1.5 percent.
[5]

Consists of fixed and floating rate debt and other obligations.  Upon the issuance of fixed rate debt and other obligations, we generally elect to enter into pay float interest rate swaps.  Refer to “Derivative Instruments” for further discussion.

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors.  We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending February 2018.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge and cross-default provisions.  We are currently in compliance with these covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2015, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion, or the equivalent in other currencies, of which €28.0 billion was available for issuance at April 30, 2016.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

TMCC has entered into term loan agreements with various banks.  These term loan agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.  In addition, we may issue other debt securities through the global capital markets or enter into unsecured financing arrangements.

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

Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2016 and 2015, we did not have any outstanding lease securitization transactions registered with the SEC.

We periodically enter into public term securitization transactions whereby we agree to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of the securitization transaction are consistent with the terms of our other similar transactions except that the proceeds we receive are included in Restricted cash and cash equivalents in our Consolidated Balance Sheet, when applicable.

We also regularly execute private securitization transactions of Securitized Assets with bank-sponsored multi-seller asset-backed conduits.  Funding obtained from our private securitization transactions is repaid as the underlying Securitized Assets amortize.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2016. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2016, TMCC had committed bank credit facilities totaling $5.3 billion, of which $2.7 billion, $125 million, $2.1 billion, and $375 million mature in fiscal 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2016 and 2015.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

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
•

cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to $88,834 at March 31, 2016; and

•

make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, interest rate caps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee (“ALCO”) which provides a framework for financial controls and governance to manage market risk.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in the Consolidated Statement of Income.  As of March 31, 2016 and 2015, we had no outstanding embedded derivatives that are required to be bifurcated.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in the Consolidated Balance Sheet:

	March 31,	March 31,
(Dollars in millions)	2016	2015
Gross derivatives assets, net of credit valuation adjustment	$973	$688
Less: Counterparty netting and collateral	(905)	(635)
Derivative assets, net	$68	$53

Gross derivative liabilities, net of credit valuation adjustment	$1,310	$2,274
Less: Counterparty netting and collateral	(1,303)	(2,184)
Derivative liabilities, net	$7	$90

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2016, we held collateral of $320 million, which offset derivative assets, and posted collateral of $718 million, which offset derivative liabilities.  We also held excess collateral of $2 million which we did not use to offset derivative assets, and we posted excess collateral of $22 million which we did not use to offset derivative liabilities.  As of March 31, 2015, we held collateral of $145 million, which offset derivative assets, and we posted collateral of $1,694 million which offset derivative liabilities.  We held excess collateral of $10 million which we did not use to offset derivative assets, and we posted excess collateral of $2 million which we did not use to offset derivative liabilities.  Refer to the “Interest Expense” section for discussion on changes in derivatives.

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

Commitments

We provide fixed and variable rate credit facilities to dealers and various multi-franchise organizations referred to as dealer groups.  These credit facilities are typically used for facilities refurbishment, real estate purchases, business acquisition, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by the individual or corporate guarantees of the affiliated dealers, dealer groups, or dealer principals when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of dealer support required for the facility and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We have also extended credit facilities to affiliates as described in Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2016, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2016 and 2015, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2016 are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt [1]	$94,808	$47,573	$26,324	$11,929	$8,982
Estimated interest payments for debt [2]	4,503	977	1,363	786	1,377
Estimated net receipts under interest rate swap agreements[2]	(1,269)	(20)	(135)	(241)	(873)
Lending commitments [3]	7,706	7,706	-	-	-
Premises occupied under lease	55	22	26	6	1
Purchase obligations [4]	6	6	-	-	-
Total	$105,809	$56,264	$27,578	$12,480	$9,487
[1]

Debt reflects the remaining principal obligation.  Our foreign currency debt is stated in USD at amounts representing our contractual obligations under the foreign currency swaps that are used to hedge the corresponding debt.  Excludes unamortized premium/discount of $150 million as well as foreign currency and fair value adjustments of $932 million.

[2]	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2016.
[3]

Lending commitments represent term loans and revolving lines of credit we extended to dealers and affiliates.  Of the amount shown above, $6.5 billion was outstanding as of March 31, 2016.  The amount shown above excludes $12.6 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2016, of which $8.9 billion was outstanding at March 31, 2016.  The above lending commitments have various expiration dates.

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

NEW ACCOUNTING GUIDANCE

Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have identified the estimates below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these estimates on business operations are discussed throughout this report where such estimates affect reported and expected financial results.  The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analyses, and management judgment.  Changes in the evaluation of these factors may significantly impact the consolidated financial statements.  Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of residual values, the valuation of our derivative instruments, the fair value of financial instruments, and our results of operations and financial condition.  Our other significant accounting policies are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Determination of Residual Values

The determination of residual values on our lease portfolio involves estimating end-of-term market values of leased vehicles.  Establishing these estimates involves various assumptions, complex analyses, and management judgment.  Actual losses incurred at lease termination could be significantly different from expected losses.  For further discussion of the accounting treatment of residual values on our lease earning assets, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Residual values are estimated at lease inception by examining external industry data, the anticipated Toyota, Lexus and Scion product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota, Lexus and Scion product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, the level of current used vehicle values, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, buying and leasing behavior trends, and fuel prices.  We periodically review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in Depreciation on operating leases in the Consolidated Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues, which is included under our Retail revenues in the Consolidated Statement of Income.

Sensitivity Analysis

Estimated return rates and end-of-term market values represent two of the key assumptions involved in determining the amount and timing of depreciation expense to be recorded in the Consolidated Statement of Income.

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2016, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by one percentage point from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $23 million.  This increase in depreciation would be charged to Depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

End-of-term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end-of-term market value of a leased vehicle is less than the estimated residual value.  We may incur losses to the extent the end-of-term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2016, holding other estimates constant, if end-of-term market values for returned units of leased vehicles were to decrease by one percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $94 million.  This increase in depreciation would be charged to Depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

Determination of the Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date on our earning assets resulting from the failure of customers or dealers to make required payments.  The level of consumer credit losses is influenced by two factors: default frequency and loss severity.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”.  Our consumer portfolio consists for accounting purposes of our retail loan portfolio segment and our investment in operating leases portfolio, both of which are characterized by smaller contract balances than our dealer portfolio.  Our dealer portfolio consists for accounting purposes of our dealer products portfolio segment.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable and estimable losses as of the balance sheet date.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Dealer Portfolio

We evaluate the dealer portfolio by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g., whether the loan is secured by vehicle inventory, real estate, or dealership assets).  We analyze the loan-risk pools using internally developed risk ratings for each dealer.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and default frequency on the consumer portfolio represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the consumer portfolio would have resulted in a change in the allowance for credit losses of $40 million as of March 31, 2016.

Valuation of Derivative Instruments

We manage our exposure to market risks such as interest rate and foreign currency risks with derivative instruments.  These instruments include interest rate swaps, foreign currency swaps, interest rate floors, and interest rate caps.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.  For further discussion of the accounting treatment of our derivatives, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

During fiscal 2016, no material changes were made to the valuation models. For the definition of fair value, a description of the assets and liabilities carried at fair value, and the controls over valuation, refer to Note 1 – Summary of Significant Accounting Policies – Fair Value Measurements of the Notes to Consolidated Financial Statements.

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

Sensitivity Model Assumptions

Interest rate scenarios were derived from implied forward curves based on market expectations.  Internal and external data sources were used for the reinvestment of maturing assets, refinancing of maturing debt and replacement of maturing derivatives.  The prepayment of retail and lease contracts was based on our historical experience and attrition projections, voluntary or involuntary.   We monitor our balance sheet positions, economic trends and market conditions, internal forecasts and expected business growth in an effort to maintain the reasonableness of the sensitivity model.

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100 basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the  “-100bp” scenario for both March 31, 2016 and 2015.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2016	$11.1	$(11.3)
March 31, 2015	$(3.1)	$(45.2)

Our net interest cash flow sensitivity results from the “+100bp” scenario show a slightly asset-sensitive position on March 31, 2016 and a slightly liability-sensitive position on March 31, 2015.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits.

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

All of our derivatives counterparties to which we had credit exposure at March 31, 2016 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2016, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I, Item 1A. Risk Factors” for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,	March 31,
(Dollars in millions)	2016	2015
Credit Rating
AA	$2	$-
A	63	54
BBB	5	-
Total net counterparty credit exposure	$70	$54

We exclude from the table above credit valuation adjustments of $2 million and $1 million at March 31, 2016 and 2015, respectively, related to non-performance risk of our counterparties. All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statement of Income.  Refer to Note 2 – Fair Value Measurements of the Notes to Consolidated Financial Statements for further discussion.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution by credit rating as of:

	March 31, 2016
			Distribution by credit rating
(Dollars in millions)	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and agency obligations	$2,833	$2,835	$2,688	$147	$-	$-	$-
Municipal debt securities	10	11	3	7	1	-	-
Certificates of deposit	500	500	-	325	175	-	-
Commercial paper	50	50	-	50	-	-	-
Corporate debt securities	482	487	-	186	181	110	10
Mortgage-backed securities	101	104	14	68	15	5	2
Asset-backed securities	38	37	4	1	18	14	-
Fixed income mutual funds	2,097	2,127	-	1,190	645	226	66
Total	$6,111	$6,151	$2,709	$1,974	$1,035	$355	$78

	March 31, 2015
			Distribution by credit rating
(Dollars in millions)	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and agency obligations	$4,357	$4,359	$4,230	$129	$-	$-	$-
Municipal debt securities	10	12	3	8	1	-	-
Certificates of deposit	175	175	-	175	-	-	-
Commercial paper	37	37	-	37	-	-	-
Corporate debt securities	138	145	-	5	50	76	14
Mortgage-backed securities	103	107	15	67	17	6	2
Asset-backed securities	39	39	6	1	18	14	-
Fixed income mutual funds	1,726	1,797	-	1,294	376	127	-
Total	$6,585	$6,671	$4,254	$1,716	$462	$223	$16

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

We utilize the Value at Risk (“VaR”) methodology to simulate the potential loss in fair value of our investment portfolio due to adverse market movements.  The model is based on historical data for the previous two years assuming a 30-day holding period and a loss methodology approximating a 99 percent confidence interval.  The table below shows the VaR, excluding taxation impact, of our equity investment portfolio as of and for the periods ending:

	March 31,
(Dollars in millions)	2016	2015
Average	$46	$53
Minimum	$39	$52
Maximum	$51	$56

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) at March 31, 2016 and March 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

June 2, 2016

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

	Years ended March 31,
	2016	2015	2014
Financing revenues:
Operating lease	$7,141	$6,113	$5,068
Retail	1,859	1,797	1,897
Dealer	403	400	432
Total financing revenues	9,403	8,310	7,397
Depreciation on operating leases	5,914	4,857	4,012
Interest expense	1,137	736	1,340
Net financing revenues	2,352	2,717	2,045

Insurance earned premiums and contract revenues	719	638	567
Gain on sale of commercial finance business	197	-	-
Investment and other income, net	164	194	135
Net financing revenues and other revenues	3,432	3,549	2,747

Expenses:
Provision for credit losses	441	308	170
Operating and administrative	1,161	1,046	965
Insurance losses and loss adjustment expenses	318	269	258
Total expenses	1,920	1,623	1,393

Income before income taxes	1,512	1,926	1,354
Provision for income taxes	580	729	497

Net income	$932	$1,197	$857

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years ended March 31,
	2016	2015	2014
Net income	$932	$1,197	$857
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $32, ($38) and $5, respectively]	(51)	64	(11)
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $2, $26 and $0, respectively]	(4)	(44)	-
Other comprehensive (loss) income	(55)	20	(11)
Comprehensive income	$877	$1,217	$846

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	March 31,	March 31,
	2016	2015
ASSETS
Cash and cash equivalents	$2,701	$2,407
Restricted cash	1,010	784
Investments in marketable securities	6,540	7,131
Finance receivables, net	65,636	65,893
Investments in operating leases, net	36,488	31,128
Other assets	2,348	2,282
Total assets	$114,723	$109,625

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$93,725	$90,231
Deferred income taxes	8,016	7,519
Other liabilities	3,585	3,355
Total liabilities	105,326	101,105

Commitments and contingencies (See Note 14)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2016 and 2015	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	165	220
Retained earnings	8,315	7,383
Total shareholder's equity	9,397	8,520
Total liabilities and shareholder's equity	$114,723	$109,625

The following table presents the assets and liabilities of our consolidated variable interest entities.  (See Note 10).

	March 31,	March 31,
	2016	2015
ASSETS
Finance receivables, net	$14,130	$11,509
Investments in operating leases, net	2,504	1,193
Other assets	84	15
Total assets	$16,718	$12,717

LIABILITIES
Debt	$14,139	$10,837
Other liabilities	5	3
Total liabilities	$14,144	$10,840

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2013	$915	$2	$211	$6,429	$7,557

Net income for the year ended March 31, 2014	-	-	-	857	857
Other comprehensive loss, net of tax	-	-	(11)	-	(11)
Dividends	-	-	-	(665)	(665)
Balance at March 31, 2014	$915	$2	$200	$6,621	$7,738

Net income for the year ended March 31, 2015	-	-	-	1,197	1,197
Other comprehensive income, net of tax	-	-	20	-	20
Dividends	-	-	-	(435)	(435)
Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

Net income for the year ended March 31, 2016	-	-	-	932	932
Other comprehensive loss, net of tax	-	-	(55)	-	(55)
Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Years Ended March 31,
	2016	2015	2014¹
Cash flows from operating activities:
Net income	$932	$1,197	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,965	4,895	4,045
Recognition of deferred income	(1,713)	(1,539)	(1,278)
Provision for credit losses	441	308	170
Amortization of deferred costs	672	628	589
Foreign currency and other adjustments to the carrying value of debt, net	1,143	(2,380)	(205)
Net realized gains from sales and other-than-temporary impairment on securities	(6)	(70)	-
Gain on sale of commercial finance business	(197)	-	-
Net change in:
Restricted cash and cash equivalents	(226)	(140)	(153)
Derivative assets	(15)	(4)	9
Other assets (Note 8) and accrued interest	66	(350)	87
Deferred income taxes	531	760	516
Derivative liabilities	(83)	84	(11)
Other liabilities	329	378	248
Net cash provided by operating activities	7,839	3,767	4,874

Cash flows from investing activities:
Purchase of investments in marketable securities	(7,447)	(6,164)	(5,114)
Proceeds from sales of investments in marketable securities	914	991	596
Proceeds from maturities of investments in marketable securities	7,026	3,529	4,510
Acquisition of finance receivables	(24,956)	(25,584)	(25,790)
Collection of finance receivables	24,523	24,602	23,961
Net change in wholesale and certain working capital receivables	(512)	222	(804)
Acquisition of investments in operating leases	(19,917)	(16,969)	(14,410)
Disposals of investments in operating leases	8,283	6,444	6,636
Proceeds from sale of commercial finance business	2,317	-	-
Net change in financing support provided to affiliates	7	(12)	(241)
Cash equivalents un-restricted (restricted) to acquire finance receivables and investment in operating leases, net	-	1,077	(1,077)
Other, net	(68)	(57)	(45)
Net cash used in investing activities	(9,830)	(11,921)	(11,778)

Cash flows from financing activities:
Proceeds from issuance of debt	25,564	25,817	20,226
Payments on debt	(22,865)	(17,934)	(16,662)
Net change in commercial paper	(410)	(704)	3,123
Net change in financing support provided by affiliates	(4)	2	(26)
Dividend paid to TFSA	-	(435)	(665)
Net cash provided by financing activities	2,285	6,746	5,996
Net increase (decrease) in cash and cash equivalents	294	(1,408)	(908)
Cash and cash equivalents at the beginning of the period	2,407	3,815	4,723
Cash and cash equivalents at the end of the period	$2,701	$2,407	$3,815
Supplemental disclosures:
Interest paid	$1,190	$1,048	$1,102
Income taxes (received) paid, net	$(95)	$143	$(30)

See accompanying Notes to Consolidated Financial Statements.

[1]	Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) is wholly-owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  References herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.  TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

We provide a variety of finance and insurance products to authorized Toyota (including Scion) and Lexus dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “dealers”) and their customers in the United States of America (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our business is substantially dependent upon the sale of Toyota, Lexus and Scion vehicles.  TMC has announced that vehicles currently manufactured under the Scion brand will be transitioning to the Toyota brand in August 2016.

Our products fall primarily into the following product categories:

•

Finance - We acquire retail installment sales contracts from dealers in the U.S. and Puerto Rico (“retail contracts”) and leasing contracts accounted for as either operating leases (“lease contracts”) or direct finance leases from dealers in the U.S.  We collectively refer to our retail and lease contracts as the “consumer portfolio”.  We also provide dealer financing, including wholesale financing, working capital loans, revolving lines of credit and real estate financing to dealers in the U.S. and Puerto Rico.  We collectively refer to our dealer financing portfolio as the “dealer portfolio”.

•

Insurance - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for products that cover certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to certain of our affiliates in the U.S.

Our primary finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus dealers.  As of March 31, 2016, approximately 22 percent of retail and lease contracts were concentrated in California, 11 percent in Texas, 8 percent in New York, and 5 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2016, approximately 26 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 5 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

Basis of Presentation

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain prior period amounts have been reclassified to conform to the current year presentation.

Related party transactions presented in the Consolidated Financial Statements are disclosed in Note 15 – Related Party Transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

We perform ongoing reassessments, usually quarterly, of whether we are the primary beneficiary of a VIE.  The reassessment process considers whether we have acquired or divested the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances.  We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on new events, and therefore could be subject to the VIE consolidation framework.

See Note 10 – Variable Interest Entities for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because of inherent uncertainty involved in making estimates, actual results could differ from those estimates and assumptions.  The accounting estimates that are most important to our business are the determination of residual value relating to our investments in operating leases and the allowance for credit losses as well as estimates related to the fair value of our derivative instruments and marketable securities.

Sale of Commercial Finance Business

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

As of August 31, 2015, we reclassified our commercial finance business to held-for-sale under Accounting Standard Codification 360, Property, Plant, and Equipment, as all of the following criteria were met: management, having the authority to approve the action, committed to a plan to sell the disposal group; the disposal group was available for immediate sale in its present condition subject only to terms that are usual and customary; a buyer was located; the sale of the disposal group was determined to be probable, and transfer of the disposal group was expected to qualify for recognition as a completed sale within one year; the disposal group was actively marketed for sale at a price that was reasonable in relation to its then current fair value; and actions required to complete the plan indicated that it was unlikely significant changes to the plan would be made or that the plan would be withdrawn.

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

On October 1, 2015, we completed the sale of our commercial finance business to TICF.  The sale resulted in cash proceeds of $2.3 billion, which are expected to be utilized for general corporate purposes, including the purchase of retail and lease contracts and the payment of debt.  The transaction resulted in a gain of $197 million that is reflected in our results of operations for fiscal 2016.  As the sale of our commercial finance business did not represent a strategic shift that will have a major effect on our operations and financial results, it did not meet the criteria to be presented as a discontinued operation.

Revenue Recognition

Retail and Dealer Financing Revenues

Revenues associated with retail and dealer financing are recognized so as to approximate a constant effective yield over the contract term.  Incremental direct fees and costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to vehicle dealers, are capitalized and amortized so as to approximate a constant effective yield over the term of the related contracts.  Payments received on affiliate sponsored special rate programs (“subvention”) are deferred and recognized to approximate a constant effective yield over the term of the related contracts.  Included in financing revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total financing revenues.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Operating Lease Revenues

Operating lease revenues are recorded to income on a straight-line basis over the term of the lease.  Incremental direct fees and costs received or paid in connection with the acquisition of operating leases, including incentive and rate participation payments made to dealers and acquisition fees collected from customers, are capitalized or deferred and amortized on a straight-line basis over the term of the related contracts.  Payments received on subvention programs are deferred and recognized on a straight-line basis over the term of the related contracts.  Operating lease revenue is recorded net of sales taxes collected from customers.  Included in operating lease revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total operating lease revenue.

Direct Finance Lease Revenues

Direct finance lease revenues are recognized over the lease term so as to approximate a constant effective yield on the outstanding net investment.  Incremental direct costs and fees paid or received in connection with the acquisition of direct finance leases, including incentive and rate participation payments made to dealers and acquisition fees collected from customers, are capitalized or deferred and amortized to approximate a constant effective yield over the term of the related contracts.  Payments received on subvention programs are deferred and recognized to approximate a constant effective yield over the term of the related contracts.  Included in direct finance lease revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total direct finance lease revenue.  Direct finance lease revenues are reported in Retail revenues in the Consolidated Statement of Income.

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

The portion of premiums and contract revenues applicable to the unexpired terms of the agreements is recorded as unearned insurance premiums and contract revenues.  Agreements sold range in term from 3 to 120 months.  Certain costs of acquiring new agreements, consisting primarily of dealer commissions and premium taxes, are deferred and amortized over the term of the related policies on the same basis as revenues are earned.  The effect of subsequent cancellations is recorded as an offset to unearned insurance premiums and contract revenues.

Service commissions and fees are recognized over the term of the coverage in relation to the timing of services performed.

Depreciation on Operating Leases

Depreciation on operating leases is recognized using the straight-line method over the lease term, typically two to five years.  The depreciable basis is the original cost of the vehicle less the estimated residual value of the vehicle at the end of the lease term.  During the lease term, adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses on our finance receivables and investments in operating leases resulting from the failure of customers or dealers to make contractual payments.  Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions to determine whether the allowance is considered adequate to cover probable and estimable losses incurred as of the balance sheet date.  The allowance for credit losses is management’s estimate of the amount of probable incurred credit losses in our existing finance receivables and investment in operating leases portfolios.

Management develops and documents the allowance for credit losses on finance receivables based on three portfolio segments.  We also separately develop and document the allowance for credit losses for investments in operating leases.  Investments in operating leases are not within the scope of accounting guidance governing the disclosure of portfolio segments.  The determination of portfolio segments is based primarily on the qualitative consideration of the nature of our business operations and the characteristics of the underlying finance receivables.  Until October 1, 2015, the three portfolio segments within finance receivables, net were:

•

Retail Loan Portfolio Segment – The retail loan portfolio segment consists of retail contracts acquired from dealers in the U.S. and Puerto Rico (“retail contracts”).  Under a retail contract, we are granted a security interest in the underlying collateral which consists primarily of Toyota, Scion or Lexus vehicles.  Based on the common risk characteristics associated with the finance receivables, the retail loan portfolio segment is considered a single class of finance receivable.

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

•

Dealer Products Portfolio Segment – The dealer products portfolio segment consists of wholesale financing, working capital loans, revolving lines of credit and real estate loans to dealers in the U.S. and Puerto Rico.  Wholesale financing is primarily collateralized by new or used vehicle inventory with the outstanding balance fluctuating based on the level of inventory.  Real estate loans are collateralized by the underlying real estate, are underwritten primarily on a loan-to-value basis and are typically for a fixed term.  Working capital loans and revolving lines of credit are granted for working capital purposes and are secured by dealership assets.  Based on the risk characteristics associated with the underlying finance receivables, the dealer products portfolio segment consists of three classes of finance receivables: wholesale, real estate, and working capital.

On October 1, 2015, we completed the sale of our commercial finance business to TICF. As a result of this sale, subsequent to October 1, 2015, we no longer have the commercial portfolio segment and a portion of the dealer products portfolio segment related to the commercial finance business.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

We evaluate the retail loan portfolio segment and investments in operating leases using methodologies that include roll rate, credit risk grade/tier, and vintage analysis.  We review and analyze external factors, including changes in economic conditions, actual or perceived quality, safety and reliability of Toyota, Lexus and Scion vehicles, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as purchase quality mix and operational changes are also considered in the analyses.

We utilize a loss emergence period assumption in developing our allowance for credit losses.  This assumption represents the average length of time between when a loss event first occurs and when the account is charged off.  This time period starts when the consumer begins to experience financial difficulty.

Commercial Portfolio Segment

The level of credit risk in our commercial portfolio segment is influenced primarily by two factors: default frequency and loss severity, which in turn are influenced by various economic factors, the used equipment and truck markets, purchase quality mix, contract term length, and operational changes.

We evaluate the commercial portfolio segment using methodologies that include product grouping analysis, historical loss and loss frequency by product.  We review and analyze external factors, including changes in economic conditions, unemployment level, and the used equipment and truck markets.  In addition, internal factors, such as purchase quality mix and operational changes are also considered in the analyses.

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

We evaluate the dealer portfolio by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by vehicles, real estate or dealership assets).  We analyze the loan-risk pools using internally developed risk ratings for each dealer.  We also utilize a loss emergence period assumption in developing our allowance for credit losses.  The loss emergence period represents the time period between the date at which the default is estimated to have occurred and the ultimate confirmation of that default through charge-off.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

Increases to the allowance for credit losses are accompanied by corresponding charges to the Provision for credit losses on the Consolidated Statement of Income. The uncollectible portion of finance receivables and investments in operating leases is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.  In the event we repossess the collateral, the receivable is charged-off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets in the Consolidated Balance Sheet.  Recoveries of finance receivables and investments in operating leases previously charged off as uncollectible are credited to the allowance for credit losses.

See Note 6 – Allowance for Credit Losses for additional discussion and disclosure.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities in the Consolidated Balance Sheet. These accruals arising from contractual agreements entered into by TMIS are not significant as of March 31, 2016 and 2015.  Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at purchase and may include money market instruments, commercial paper, certificates of deposit or similar instruments.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents primarily represent proceeds from certain debt issuances for which the use of the cash is restricted, as well as customer collections on securitized receivables to be distributed to investors as payments on the related secured debt, which are primarily related to securitization trusts.  Restricted cash may also contain amounts unrelated to financing activities which are restricted as to use.  There were no restricted cash equivalents as of March 31, 2016 and 2015, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

See Note 3 – Investments in Marketable Securities for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Finance Receivables

Our finance receivables consist of the retail loan, the commercial and the dealer products portfolio segments.  Finance receivables recorded on our balance sheet include accrued interest and deferred fees and costs, net of the allowance for credit losses, certain other dealer funds and deferred income.  Direct finance leases are recorded on our balance sheet as the aggregate future minimum lease payments, contractual residual value of the leased vehicle, and deferred income.

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff.  As of March 31, 2016 and 2015, all finance receivables were classified as held-for-investment.

Impaired Finance Receivables

A finance receivable is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the terms of the contract.  Factors such as payment history, compliance with terms and conditions of the underlying loan agreement and other subjective factors related to the financial stability of the borrower are considered when determining whether a finance receivable is impaired.

Troubled Debt Restructurings

A troubled debt restructuring occurs when a finance receivable is modified through a concession to a borrower experiencing financial difficulty.  A finance receivable modified under a troubled debt restructuring is considered to be impaired.  In addition, troubled debt restructurings include finance receivables for which the customer has filed for bankruptcy protection.  For such finance receivables, we no longer have the ability to modify the terms of the agreement without the approval of the bankruptcy court and the court may impose term modifications that we are obligated to accept.

Nonaccrual Policy

Retail Loan and Commercial Portfolio Segments

The accrual of revenue is discontinued at the time a retail loan or commercial portfolio segment finance receivable is determined to be uncollectible.  These finance receivables may be restored to accrual status only when a customer settles all past due deficiency balances and future payments are reasonably assured.  For these finance receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received.  Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

Dealer Products Portfolio Segment

Impaired receivables in the dealer product portfolio segment are placed on nonaccrual status if full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due.  Interest accrued, but not collected at the date a receivable is placed on nonaccrual status, is reversed against interest income.  In addition, the amortization of net deferred fees is suspended.  Interest income on nonaccrual receivables is recognized only to the extent it is received in cash.  Finance receivables are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.  Finance receivables are charged off against the allowance for credit losses when the loss has been realized.

See Note 4 – Finance Receivables, Net for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Investments in Operating Leases

We record our investments in operating leases at acquisition cost, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.

Nonaccrual Policy

The accrual of revenue on investments in operating leases is discontinued at the time an account is determined to be uncollectible.  Operating leases may be restored to accrual status only when a customer settles all past due deficiency balances and future payments are reasonably assured.  For investments in operating leases in non-accrual status, subsequent operating lease revenue is recognized only to the extent a payment is received.  Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

Determination of Residual Value

Residual values of lease contracts are estimated at lease inception by examining external industry data, the anticipated Toyota, Lexus and Scion product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota, Lexus and Scion product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease-end.

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of the carrying values at lease-end.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward, thereby adjusting depreciation expense, so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential future changes in the relationship among these factors.  For investments in operating leases, adjustments to depreciation expense are made prospectively on a straight-line basis over the remaining terms of the leases and are included in Depreciation on operating leases in the Consolidated Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues.  These adjustments for direct finance leases were not material for the periods presented in the Consolidated Statement of Income.

We review our investments in operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the investments in operating leases may not be recoverable.  If such events or changes in circumstances are present, we perform a test for recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test for recoverability identifies a possible impairment, the asset group's fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and is recorded in the current period Consolidated Statement of Income.

See Note 5 – Investments in Operating Leases, Net for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Used Vehicles Held for Sale

Used vehicles held for sale, reported in Other assets in the Consolidated Balance Sheet, consist of off-lease vehicles and repossessed vehicles.  These vehicles are recorded at the lower of their carrying value or estimated fair value less costs to sell.  These vehicles are sold promptly after grounding or repossession.

Debt Issuance Costs

Costs that are direct and incremental to debt issuance are capitalized and amortized to interest expense on an effective yield basis over the contractual term of the debt.  These costs are reported in Other assets in the Consolidated Balance Sheet.  All other costs related to debt issuance are expensed as incurred.

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

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Valuation Methods

We maintain policies and procedures to value financial instruments using the best and most relevant data available.  Our Treasury Risk and Analytics Group (“TR&A”) is responsible for determining the fair value of our financial instruments.  TR&A consists of quantitative analysts and risk and accounting professionals.  Using benchmarking techniques, TR&A reviews our valuation pricing models at least annually to assess their ongoing propriety.  As markets and products develop and the pricing for certain products becomes more or less transparent, TR&A refines its valuation methodologies.  TR&A reviews the appropriateness of fair value measurements including validation processes, key model inputs, and the reconciliation of period-over-period fluctuations based on changes in key market inputs.  Where possible, valuations, including both internally and externally obtained transaction prices, are validated against independent valuation sources.  Our Fair Value Working Group (“FVWG”) reviews and approves the fair value measurement results and other relevant data quarterly.  The FVWG consists of a cross-section of internal stakeholders who are knowledgeable in the area of financial valuations.  All changes to our valuation methodologies are reviewed and approved by the FVWG.

We conduct reviews of our primary pricing vendors to understand and assess the reasonableness of inputs used in their pricing process. While we do not have access to our vendors’ proprietary models, we perform detailed reviews of the pricing process, methodologies and control procedures for each asset class for which prices are provided.  Our reviews include examination of the underlying inputs and assumptions for a sample of individual securities selected based on the nature and complexity of the securities.  In addition, our pricing vendors have established processes in place for all valuations, which facilitates identification and resolution of potentially erroneous prices.  We believe that the prices received from our pricing vendors, which represent fair value, are representative of prices that would be received to sell the assets or paid to transfer the liabilities at the measurement date and are classified appropriately in the hierarchy.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Recurring Fair Value Measurements

Cash Equivalents

Cash equivalents include money market instruments, U.S. government and agency obligations and certificates of deposit, which represent highly liquid investments with maturities of three months or less at purchase.  Where money market instruments produce a daily net asset value in an active market, we use this value to determine the fair value of the investment and classify the investment in Level 1 of the fair value hierarchy.  All other types of cash equivalents are classified in Level 2 of the fair value hierarchy.

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

We hold investments in actively traded open-end equity and fixed income mutual funds, as well as private placement fixed income mutual funds.  Where the funds produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the fund investment and classify the investment in Level 1 of the fair value hierarchy.  Where the funds produce a daily net asset value that is not quoted in an active market, we estimate the fair value of the investment using the net asset value per share and we classify such funds in Level 2 of the fair value hierarchy as we have the ability to redeem our investment at the net asset value per share at the measurement date.

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

(Dollars in millions)

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

Impaired Retail Receivables

Retail finance receivables greater than 120 days past due are measured at fair value based on the fair value of the underlying collateral less costs to sell.  The fair value of collateral is based on the current average selling prices for like vehicles at wholesale used vehicle auctions.  Vehicles are sold promptly upon repossession.

Financial Instruments Not Carried at Fair Value

Finance Receivables

Our finance receivables consist of retail loans, comprised of retail and commercial loan contracts, and dealer financing, comprised of wholesale, real estate and working capital financing.  Retail finance receivables are primarily valued using a securitization model that incorporates expected cash flows.  Cash flows expected to be collected are estimated using contractual principal and interest payments adjusted for specific factors, such as prepayments, default rates, loss severity, credit scores, and collateral type.  The securitization model utilizes quoted secondary market rates if available, or estimated market rates that incorporate management's best estimate of investor assumptions about the portfolio.  The dealer financing portfolio is valued using a discounted cash flow model.  Discount rates are derived based on market rates for equivalent portfolio bond ratings.  As these valuations utilize unobservable inputs, our finance receivables are classified in Level 3 of the fair value hierarchy.

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

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Unsecured Notes and Loans Payable

Unsecured notes and loans payable are primarily valued using current market rates and credit spreads for debt with similar maturities.  Our valuation models utilize observable inputs such as standard industry curves; therefore, we classify these unsecured notes and loans payables in Level 2 of the fair value hierarchy.  Where observable inputs are not available, we use quoted market prices to estimate the fair value of unsecured notes and loans payable.  These unsecured notes and loans payable are classified in Level 3 of the fair value hierarchy since the market for these instruments is not active.  In a limited number of instances, where neither observable inputs nor quoted market prices are available, we estimate the fair value of unsecured notes and loans payable using quotes from counterparties or a third party pricing vendor.  We review the appropriateness of these fair value measurements by assessing the reasonableness of period over period fluctuations.  Since the valuations utilize unobservable inputs, we classify these unsecured notes and loans payable in Level 3 of the fair value hierarchy.

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

See Note 2 – Fair Value Measurements for additional discussion and disclosure.

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative if certain criteria are met.  Hedge accounting derivatives are not widely used as a part of our risk management strategy.

Hedge Accounting Derivatives

We use derivatives to reduce the risk of changes in the fair value of debt. We have designated certain derivatives as hedge accounting derivatives.  In these instances, the risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate.

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

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

If we elect not to designate a derivative instrument in a hedging relationship, the full change in the fair value of the derivative instrument is recognized as a component of Interest expense in the Consolidated Statement of Income with no offsetting adjustment for the economically hedged item.

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

Non-hedge accounting derivatives

Our non-hedge accounting derivatives are carried at fair value.  The full change in the fair value of the derivative instrument is recognized as a component of Interest expense in the Consolidated Statement of Income with no offsetting adjustment for the economically hedged item.  The derivative instrument is included as a component of Other assets or Other liabilities in the Consolidated Balance Sheet.

Embedded Derivatives

Periodically, we issue debt instruments which are considered “hybrid financial instruments”.  These debt instruments are assessed to determine whether they contain embedded derivatives requiring separate reporting and accounting.  The embedded derivative may be bifurcated and recorded on the balance sheet at fair value or the entire financial instrument may be recorded at fair value. As applicable, changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in Interest expense in the Consolidated Statement of Income.

We had no embedded derivatives that needed to be bifurcated and evaluated separately as of March 31, 2016 and 2015.

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

See Note 7 – Derivatives, Hedging Activities and Interest Expense for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  This standard applies to all contracts with customers except leases, insurance contracts, financial instruments, guarantees, and certain nonmonetary exchanges.  In August 2015, the FASB issued a one-year deferral of the effective date, with early adoption as of the original effective date permitted. We expect to adopt the new guidance on its deferred effective date, which is April 1, 2018 for TMCC.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

In May 2015, the FASB issued new guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  This accounting guidance will be effective for us on April 1, 2016.   The adoption of this guidance is limited to footnote disclosure and will not have an impact on our consolidated financial statements.

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

In February 2016, the FASB issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The new lease standard represents a wholesale change to lease accounting.  This accounting guidance will be effective for us on April 1, 2019.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

In March 2016, the FASB issued new guidance which clarifies that a change in the counterparty to a designated derivative hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This accounting guidance will be effective for us on April 1, 2017.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued new guidance which clarifies whether an embedded contingent put or call option is clearly and closely related to the debt host when bifurcating an embedded derivative. This accounting guidance will be effective for us on April 1, 2017.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued new guidance that clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard discussed above. This accounting guidance will be effective for us on April 1, 2018.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In April 2016, the FASB issued new guidance that amends the guidance on identifying performance obligations and accounting for licenses of intellectual property in the new revenue standard discussed above.  This accounting guidance will be effective for us on April 1, 2018.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In May 2016, the FASB issued new guidance that amends the guidance on certain implementation and transition issues in the new revenue recognition standard discussed above.  This accounting guidance will be effective for us on April 1, 2018.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

Note 2 – Fair Value Measurements

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2016
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$360	$1,209	$-	$-	$1,569
U.S. government and agency obligations	450	105	-	-	555
Certificates of deposit	-	500	-	-	500
Cash equivalents total	810	1,814	-	-	2,624
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,777	56	2	-	2,835
Municipal debt securities	-	11	-	-	11
Certificates of deposit	300	200	-	-	500
Commercial paper	-	50	-	-	50
Corporate debt securities	228	252	7	-	487
Mortgage-backed securities:
U.S. government agency	-	59	-	-	59
Non-agency residential	-	-	3	-	3
Non-agency commercial	-	-	42	-	42
Asset-backed securities	-	-	37	-	37
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	-	178	-	-	178
U.S. government sector fund	-	358	-	-	358
Municipal sector fund	-	19	-	-	19
Investment grade corporate sector fund	-	246	-	-	246
High-yield sector fund	-	66	-	-	66
Real return sector fund	-	212	-	-	212
Mortgage sector fund	-	302	-	-	302
Asset-backed securities sector fund	-	124	-	-	124
Emerging market sector fund	-	102	-	-	102
International sector fund	-	140	-	-	140
Total return bond funds	380	-	-	-	380
Equity mutual fund	389	-	-	-	389
Available-for-sale securities total	4,074	2,375	91	-	6,540
Derivative assets:
Foreign currency swaps	-	329	-	-	329
Interest rate swaps	-	601	39	-	640
Interest rate floors	-	4	-	-	4
Counterparty netting and collateral	-	-	-	(905)	(905)
Derivative assets total	-	934	39	(905)	68
Assets at fair value	4,884	5,123	130	(905)	9,232
Derivative liabilities:
Foreign currency swaps	-	(821)	(14)	-	(835)
Interest rate swaps	-	(475)	-	-	(475)
Counterparty netting and collateral	-	-	-	1,303	1,303
Liabilities at fair value	-	(1,296)	(14)	1,303	(7)
Net assets at fair value	$4,884	$3,827	$116	$398	$9,225

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Derivative assets were reduced by a counterparty credit valuation adjustment of $2 million and $1 million as of March 31, 2016 and 2015, respectively.  Derivative liabilities were reduced by a non-performance credit valuation adjustment of less than $1 million as of March 31, 2015.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During fiscal 2016, $85 million was transferred from Level 2 to Level 1, $47 million was transferred from Level 1 to Level 2 and $4 million was transferred from Level 3 to Level 2.  During fiscal 2015, certain corporate debt securities were transferred from Level 2 to Level 3.  The transfers in fiscal 2016 and 2015 were due to changes in the transparency of inputs for determination of fair value for these instruments.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Year Ended March 31, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
Total gains (losses)
Included in earnings	-	-	-	-	-	34	(13)	21	21
Included in other comprehensive income	-	(1)	(2)	(1)	(4)	-	-	-	(4)
Purchases, issuances, sales, and settlements
Purchases	-	-	2	5	7	-	-	-	7
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(2)	-	(1)	(3)	-	-	-	(3)
Settlements	-	-	(3)	(5)	(8)	4	(8)	(4)	(12)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	(4)	-	-	(4)	-	-	-	(4)
Fair value, March 31, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$34	$(13)	$21	$21

	Year Ended March 31, 2015
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2014	$2	$12	$48	$27	$89	$3	$70	$73	$162
Total (losses)
Included in earnings	-	-	-	-	-	-	(54)	(54)	(54)
Included in other comprehensive income	-	-	2	-	2	-	-	-	2
Purchases, issuances, sales, and settlements
Purchases	-	3	12	22	37	-	-	-	37
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(3)	(7)	(5)	(15)	-	-	-	(15)
Settlements	-	-	(7)	(5)	(12)	(2)	(9)	(11)	(23)
Transfers in to Level 3	-	2	-	-	2	-	-	-	2
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, March 31, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
The amount of total (losses) included in earnings attributable to assets held at the reporting date						$-	$(54)	$(54)	$(54)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment.  We did not have any significant nonrecurring fair value items as of March 31, 2016 and 2015.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the years ended March 31, 2016 and 2015.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheet:

	March 31, 2016
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,865	$-	$-	$49,551	$49,551
Wholesale	9,160	-	-	9,207	9,207
Real estate	4,590	-	-	4,277	4,277
Working capital	1,888	-	-	1,894	1,894

Financial liabilities
Commercial paper	$26,608	$-	$26,608	$-	$26,608
Unsecured notes and loans payable	52,978	-	52,913	1,387	54,300
Secured notes and loans payable	14,139	-	-	14,125	14,125

	March 31, 2015
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,734	$-	$-	$49,887	$49,887
Commercial	217	-	-	223	223
Wholesale	9,123	-	-	9,176	9,176
Real estate	4,602	-	-	4,564	4,564
Working capital	1,815	-	-	1,804	1,804

Financial liabilities
Commercial paper	$27,006	$-	$27,006	$-	$27,006
Unsecured notes and loans payable	52,388	-	53,174	634	53,808
Secured notes and loans payable	10,837	-	-	10,832	10,832

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  The finance receivables, net amount excludes related party transactions, for which the fair value approximates the carrying value, of $128 million and $94 million at March 31, 2016 and 2015, respectively, and direct finance leases of $308 million at March 31, 2015.  The majority of our direct finance leases were related to the commercial finance business, which was sold on October 1, 2015.  As a result, direct finance leases excluded from finance receivables, net were not significant at March 31, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	March 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$2,833	$3	$(1)	$2,835
Municipal debt securities	10	1	-	11
Certificates of deposit	500	-	-	500
Commercial paper	50	-	-	50
Corporate debt securities	482	7	(2)	487
Mortgage-backed securities:
U.S. government agency	57	2	-	59
Non-agency residential	2	1	-	3
Non-agency commercial	42	1	(1)	42
Asset-backed securities	38	-	(1)	37
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	178	-	-	178
U.S. government sector fund	353	6	(1)	358
Municipal sector fund	19	-	-	19
Investment grade corporate sector fund	243	8	(5)	246
High-yield sector fund	67	-	(1)	66
Real return sector fund	201	11	-	212
Mortgage sector fund	297	5	-	302
Asset-backed securities sector fund	117	8	(1)	124
Emerging market sector fund	101	1	-	102
International sector fund	145	-	(5)	140
Total return bond funds	376	4	-	380
Equity mutual fund	162	227	-	389
Total investments in marketable securities	$6,273	$285	$(18)	$6,540

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

The Fixed income mutual funds, exclusive of the Total return bond funds, are investments in funds that are privately placed and managed by an open-end investment management company (the “Trust”).  If we elect to redeem shares, the Trust will normally redeem all shares for cash, but may, in unusual circumstances, redeem amounts exceeding the lesser of $250 thousand or 1 percent of the Trust’s asset value by payment in kind of securities held by the respective fund during any 90-day period.

The Total return bond funds are investments in actively traded open-end mutual funds.  Redemptions are subject to normal terms and conditions as described in each fund’s prospectus.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a consecutive loss position for less than twelve months and for greater than twelve months were not significant at March 31, 2016 and 2015.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type:

	Years Ended March 31,
	2016	2015	2014
Available-for-sale securities:
Realized gains on sales	$59	$71	$59
Realized losses on sales	$(3)	$(1)	$(4)
Other-than-temporary impairment	$(50)	$-	$(55)

The other-than-temporary impairment write-downs of $50 million and $55 million during the years ended March 31, 2016 and 2014, respectively, were related to our fixed income mutual funds.  Other-than-temporary impairment write-downs were not significant during the year ended March 31, 2015.

Contractual Maturities

The amortized cost, fair value and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	March 31, 2016
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$2,664	$2,665
Due after 1 year through 5 years	1,044	1,047
Due after 5 years through 10 years	71	72
Due after 10 years	96	99
Mortgage-backed and asset-backed securities[1]	139	141
Total	$4,014	$4,024

1 Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net

Finance receivables, net consist of retail receivables and dealer financing, which includes accrued interest and deferred fees and costs, net of the allowance for credit losses and deferred income.  Finance receivables, net include securitized retail receivables, which represent retail receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements, as discussed further in Note 10 – Variable Interest Entities.  Cash flows from these securitized retail receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2016	2015
Retail receivables	$36,020	$39,141
Securitized retail receivables	14,343	11,682
Dealer financing	15,899	15,744
	66,262	66,567

Deferred origination (fees) and costs, net	663	646
Deferred income	(868)	(911)
Allowance for credit losses
Retail and securitized retail receivables	(289)	(301)
Dealer financing	(132)	(108)
Total allowance for credit losses	(421)	(409)
Finance receivables, net	$65,636	$65,893

On October 1, 2015, $1.1 billion of finance receivables, net related to our commercial finance business were sold to TICF, consisting primarily of $546 million of commercial loan receivables, $490 million of wholesale receivables, $53 million of real estate receivables, and $16 million of working capital receivables.

Contractual maturities on retail receivables and dealer financing are as follows:

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2017	$14,337	$11,773
2018	12,902	1,608
2019	10,399	906
2020	7,338	532
2021	4,006	501
Thereafter	1,381	579
Total	$50,363	$15,899

Retail receivables presented in the previous tables include direct finance leases which were primarily related to our commercial finance business.  Direct finance leases totaled $308 million at March 31, 2015.  The amount of direct finance leases was insignificant at March 31, 2016.

A significant portion of our finance receivables has historically settled prior to contractual maturity.  Contractual maturities shown above should not be considered indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

As discussed in Note 1 – Summary of Significant Accounting Policies, on October 1, 2015, we completed the sale of our commercial finance business to TICF. As a result of this sale, subsequent to October 1, 2015, we no longer have a commercial portfolio segment.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan		Commercial
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Aging of finance receivables:
Current	$49,590	$49,684	$-	$511
30-59 days past due	584	467	-	8
60-89 days past due	129	100	-	2
90 days or greater past due	60	51	-	-
Total	$50,363	$50,302	$-	$521

	Wholesale		Real Estate		Working Capital
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015	2016	2015
Credit quality indicators:
Performing	$8,099	$7,993	$3,822	$3,782	$1,686	$1,643
Credit Watch	1,041	1,137	763	842	229	176
At Risk	113	60	109	37	17	32
Default	9	36	10	4	1	2
Total	$9,262	$9,226	$4,704	$4,665	$1,933	$1,853

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$98	$76	$98	$76	$9	$14
Real estate	119	52	119	52	15	10
Working capital	37	34	37	34	30	31
Total	$254	$162	$254	$162	$54	$55

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$185	$105	$185	$105
Real estate	98	91	98	91
Working capital	3	2	3	2
Total	$286	$198	$286	$198

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$226	$264	$223	$261
Commercial	-	-	-	-
Total	$226	$264	$223	$261

Total impaired account balances:
Retail loan	$226	$264	$223	$261
Commercial	-	-	-	-
Wholesale	283	181	283	181
Real estate	217	143	217	143
Working capital	40	36	40	36
Total	$766	$624	$763	$621

As of March 31, 2016 and 2015, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $299 million and $172 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance. As of March 31, 2016 and 2015, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.   Refer to Note 6 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements for details about the allowance related to the impaired account balances which are aggregated and evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables		Interest Income Recognized
	Years Ended March 31,		Years Ended March 31,
	2016	2015	2016	2015

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$86	$29	$1	$-
Real estate	93	26	2	1
Working capital	35	25	2	1
Total	$214	$80	$5	$2

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$132	$66	$3	$1
Real estate	92	91	4	3
Working capital	4	3	-	-
Total	$228	$160	$7	$4

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$246	$294	$18	$22
Commercial	-	1	-	-
Total	$246	$295	$18	$22

Total impaired account balances:
Retail loan	$246	$294	$18	$22
Commercial	-	1	-	-
Wholesale	218	95	4	1
Real estate	185	117	6	4
Working capital	39	28	2	1
Total	$688	$535	$30	$28

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  In addition, interest income recognized using a cash-basis method of accounting during fiscal 2016 and 2015 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2016 and 2015 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  Troubled debt restructurings for accounts within the commercial class of finance receivables consisted of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2016 and 2015.

We consider finance receivables under bankruptcy protection within the retail loan and commercial classes to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2016 and 2015, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during fiscal 2016 and 2015, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consist of leases, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 10 – Variable Interest Entities.  Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2016	2015
Investments in operating leases	$42,220	$37,555
Securitized investments in operating leases	3,364	1,571
	45,584	39,126
Deferred origination (fees) and costs, net	(190)	(169)
Deferred income	(1,080)	(968)
Accumulated depreciation	(7,712)	(6,785)
Allowance for credit losses	(114)	(76)
Investments in operating leases, net	$36,488	$31,128

On October 1, 2015, investments in operating leases related to our commercial finance business of $1.0 billion were sold to TICF.

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2017	$5,523
2018	3,764
2019	1,555
2020	189
2021	17
Thereafter	-
Total	$11,048

A portion of our operating lease contracts has historically terminated prior to maturity.  Future minimum rentals shown above should not be considered indicative of future cash collections.

As of March 31, 2016 and 2015, there was no impairment in our investment in operating leases portfolio.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years Ended March 31,
	2016	2015	2014
Allowance for credit losses at beginning of period	$485	$454	$527
Provision for credit losses	441	308	170
Transferred to held-for-sale[1]	(7)	-	-
Charge-offs, net of recoveries	(384)	(277)	(243)
Allowance for credit losses at end of period	$535	$485	$454

1 Amount relates to the commercial finance business which was sold on October 1, 2015.

Charge-offs are shown net of recoveries of $72 million, $86 million and $85 million for fiscal 2016, 2015 and 2014, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for:

	Year Ended March 31, 2016
	Retail Loan	Commercial	Dealer Products	Total
Beginning balance, April 1, 2015	$299	$2	$108	$409
Charge-offs	(328)	(1)	-	(329)
Recoveries	49	-	-	49
Provisions	269	1	28	298
Transferred to held-for-sale	-	(2)	(4)	(6)
Ending balance, March 31, 2016	$289	$-	$132	$421

Ending balance: Individually evaluated for impairment	$-	$-	$54	$54
Ending balance: Collectively evaluated for impairment	$289	$-	$78	$367

Finance Receivables:
Ending balance, March 31, 2016	$50,363	$-	$15,899	$66,262
Ending balance: Individually evaluated for impairment	$-	$-	$540	$540
Ending balance: Collectively evaluated for impairment	$50,363	$-	$15,359	$65,722

The ending balance of finance receivables collectively evaluated for impairment in the table above includes approximately $226 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2016, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2016 includes $982 million in finance receivables which are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) and $136 million in finance receivables which are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Allowance for Credit Losses (Continued)

	Year Ended March 31, 2015
	Retail Loan	Commercial	Dealer Products	Total
Beginning balance, April 1, 2014	$296	$2	$88	$386
Charge-offs	(273)	(2)	(1)	(276)
Recoveries	61	1	1	63
Provisions	215	1	20	236
Ending balance, March 31, 2015	$299	$2	$108	$409

Ending balance: Individually evaluated for impairment	$-	$-	$55	$55
Ending balance: Collectively evaluated for impairment	$299	$2	$53	$354

Finance Receivables:
Ending balance, March 31, 2015	$50,302	$521	$15,744	$66,567
Ending balance: Individually evaluated for impairment	$-	$-	$360	$360
Ending balance: Collectively evaluated for impairment	$50,302	$521	$15,384	$66,207
The ending balance of finance receivables collectively evaluated for impairment in the table above includes approximately $264 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2015, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2015 includes $917 million in finance receivables which are guaranteed by TMS and $122 million in finance receivables which are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS or such private distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	March 31,	March 31,
	2016	2015
Aggregate balances 60 or more days past due
Finance receivables	$189	$153
Investments in operating leases	80	52
Total	$269	$205

Substantially all finance receivables and investments in operating leases do not involve recourse to the dealer in the event of customer default.  Finance receivables and investments in operating leases 60 or more days past due include contracts in bankruptcy and contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell.  Contracts for which vehicles have been repossessed are excluded.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	March 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$584	$129	$60	$773	$49,590	$50,363	$35
Wholesale	-	-	-	-	9,262	9,262	-
Real estate	-	-	-	-	4,704	4,704	-
Working capital	-	-	-	-	1,933	1,933	-
Total	$584	$129	$60	$773	$65,489	$66,262	$35

	March 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$467	$100	$51	$618	$49,684	$50,302	$32
Commercial	8	2	-	10	511	521	-
Wholesale	-	-	-	-	9,226	9,226	-
Real estate	-	-	-	-	4,665	4,665	-
Working capital	-	-	-	-	1,853	1,853	-
Total	$475	$102	$51	$628	$65,939	$66,567	$32

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, interest rate caps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee, which provides a framework for financial controls and governance to manage market risk.

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of March 31, 2016, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at March 31, 2016 was $7 million, excluding adjustments made for our own non-performance risk.  However, we would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2016 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet:

	March 31, 2016
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$29,469	$640	$29,469	$640
Interest rate floors	-	-	1,679	4	1,679	4
Foreign currency swaps	364	39	4,337	290	4,701	329
Total	$364	$39	$35,485	$934	$35,849	$973

Counterparty netting and collateral held						(905)
Carrying value of derivative contracts – Other assets						$68

Other liabilities:
Interest rate swaps	$-	$-	$68,383	$475	$68,383	$475
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	-	-	9,340	835	9,340	835
Total	$-	$-	$77,753	$1,310	$77,753	$1,310

Counterparty netting and collateral posted						(1,303)
Carrying value of derivative contracts – Other liabilities						$7

As of March 31, 2016, we held collateral of $320 million which offset derivative assets, and posted collateral of $718 million which offset derivative liabilities.  We also held excess collateral of $2 million which we did not use to offset derivative assets, and we posted excess collateral of $22 million which we did not use to offset derivative liabilities.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

	March 31, 2015
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$190	$4	$26,549	$467	$26,739	$471
Foreign currency swaps	271	24	913	193	1,184	217
Total	$461	$28	$27,462	$660	$27,923	$688

Counterparty netting and collateral held						(635)
Carrying value of derivative contracts – Other assets						$53

Other liabilities:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statement of Income:

	Years Ended March 31,
	2016	2015	2014
Interest expense on debt	$1,308	$1,213	$1,262
Interest income on hedge accounting derivatives	(16)	(43)	(85)
Interest income on non-hedge accounting foreign currency swaps	(94)	(147)	(202)
Interest expense on non-hedge accounting interest rate swaps	103	123	210
Interest expense on debt and derivatives, net	1,301	1,146	1,185

Loss on hedge accounting derivatives:
Interest rate swaps	-	19	20
Foreign currency swaps	-	122	8
Loss on hedge accounting derivatives	-	141	28
Less hedged item: change in fair value of fixed rate debt	(2)	(142)	(31)
Ineffectiveness related to hedge accounting derivatives	(2)	(1)	(3)

Loss (gain) from foreign currency transactions and non-hedge accounting derivatives:
Loss (gain) on non-hedge accounting foreign currency transactions	503	(2,375)	(45)
(Gain) loss on non-hedge accounting foreign currency swaps	(573)	2,248	185
(Gain) loss on non-hedge accounting interest rate swaps	(92)	(282)	18
Total interest expense	$1,137	$736	$1,340

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses from hedge accounting derivatives and foreign currency transactions exclude net interest settlements and changes in accruals.  Cash flows associated with hedge accounting, non-hedge accounting, and de-designated derivatives are reported in Net cash provided by operating activities in our Statement of Cash Flows.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense is not significant for the years ended March 31, 2016, 2015 and 2014, as we fully collateralize our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	March 31,	March 31,
	2016	2015
Other assets:
Notes receivable from affiliates	$1,177	$1,184
Used vehicles held for sale	319	188
Deferred charges	131	122
Income taxes receivable	31	174
Derivative assets	68	53
Other assets	622	561
Total other assets	$2,348	$2,282

Other liabilities:
Unearned insurance premiums and contract revenues	$1,985	$1,825
Derivative liabilities	7	90
Accounts payable and accrued expenses	939	855
Deferred income	462	405
Other liabilities	192	180
Total other liabilities	$3,585	$3,355

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Commercial paper	$26,608	$27,006	0.60%	0.21%
Unsecured notes and loans payable	52,856	52,307	1.76%	1.86%
Secured notes and loans payable	14,139	10,837	0.91%	0.60%
Carrying value adjustment	122	81
Total debt	$93,725	$90,231	1.30%	1.22%

The commercial paper balance includes unamortized premiums and discounts.  As of March 31, 2016 our commercial paper had a weighted average remaining maturity of 83 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at March 31, 2016 included $17.9 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.1 percent and $35.1 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2015 included $17.4 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.3 percent and $35.0 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At March 31, 2016 and 2015, the carrying values of these foreign currency denominated notes payable were $13.1 billion and $12.4 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.5 percent to 1.7 percent at March 31, 2016 and 0.4 percent to 1.5 percent at March 31, 2015.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt increased by $41 million at March 31, 2016 compared to March 31, 2015 primarily as a result of a weaker U.S. dollar relative to certain other currencies in which our hedged debt is denominated.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below.  Actual repayment of secured debt will vary based on the repayment activity on the related pledged assets.

Future
Years ending March 31,	debt maturities
2017	$47,521
2018	16,164
2019	9,745
2020	5,163
2021	6,608
Thereafter	8,524
Total debt	$93,725

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements:

	March 31, 2016
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$853	$14,343	$14,130	$6	$12,449	$4
Investments in operating leases	136	3,364	2,504	78	1,690	1
Total	$989	$17,707	$16,634	$84	$14,139	$5

	March 31, 2015
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$730	$11,682	$11,509	$4	$9,980	$3
Investments in operating leases	54	1,571	1,193	11	857	-
Total	$784	$13,253	$12,702	$15	$10,837	$3

Restricted Cash shown in the table above represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,264 million and $1,275 million of securities retained by TMCC at March 31, 2016 and 2015, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

(Dollars in millions)

Note 10 – Variable Interest Entities (Continued)

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  At March 31, 2016 and 2015, amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in the Consolidated Balance Sheet and revenues received during fiscal 2016, 2015 and 2014 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of March 31, 2016 and 2015 were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2016.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2016, TMCC had committed bank credit facilities totaling $5.3 billion, of which $2.7 billion, $125 million, $2.1 billion, and $375 million mature in fiscal 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2016 and 2015. We are currently in compliance with the covenants and conditions of the credit agreements described above.

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

Defined Benefit Plan

Prior to January 1, 2015, our employees were generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plans sponsored by TMS commencing on the first day of the month following hire and were vested after 5 years of continuous employment.  Effective January 1, 2015, TMS-sponsored benefit pension plans were closed to employees first employed or reemployed on or after such date.

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

Pension costs allocated to TMCC for our employees in the TMS pension plan were $11 million, $4 million and $15 million for fiscal 2016, 2015 and 2014, respectively.

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

TMCC employer contributions to the TMS savings plan were $8 million, $7 million and $7 million for fiscal 2016, 2015 and 2014, respectively.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMS which provide certain health care and life insurance benefits to eligible retired employees.  In order to be eligible for these benefits, the employee must retire with at least ten years of service and in some cases be at least 55 years of age.

Other post-retirement benefit costs allocated to TMCC were $13 million, $13 million and $16 million for fiscal 2016, 2015 and 2014, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Income Tax Provision

The provision for income taxes consisted of the following:

	Years ended March 31,
	2016	2015	2014
Current
Federal	$73	$(25)	$(24)
State	(33)	(15)	(3)
Foreign	9	9	8
Total	49	(31)	(19)

Deferred
Federal	420	644	460
State	111	117	54
Foreign	-	(1)	2
Total	531	760	516
Provision for income taxes	$580	$729	$497

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2016	2015	2014
Provision for income taxes at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	3.2%	3.2%	3.1%
Other, net	0.2%	(0.3)%	(1.4)%
Effective tax rate	38.4%	37.9%	36.7%

The amounts in Other, net in the table above include benefits from fuel cell credits for fiscal 2016 and federal plug-in and electric vehicle credits for fiscal 2016, 2015, and 2014, offset by adjustments for the differences between the income tax accrued in the prior year as compared with the actual liability on the income tax returns as filed.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Income Tax Provision (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2016	2015
Liabilities:
Lease transactions	$8,579	$8,576
State taxes	642	570
Mark-to-market of investments in marketable securities and derivatives	316	292
Other	344	329
Deferred tax liabilities	$9,881	$9,767

Assets:
Provision for credit and residual value losses	431	328
Deferred costs and fees	292	258
Net operating loss and tax credit carryforwards	1,097	1,615
Other	67	67
Deferred tax assets	1,887	2,268
Valuation allowance	(22)	(20)
Net deferred tax assets	$1,865	$2,248
Net deferred income tax liability[1]	$8,016	$7,519

1  Balance includes deferred tax liabilities attributable to unrealized gain or loss included in accumulated other comprehensive income or loss, net of $102 million and $136 million at March 31, 2016 and 2015, respectively. The change in this deferred liability is not included in total deferred tax expense.

We have deferred tax assets related to our cumulative federal net operating loss carryforwards of $912 million and $1,435 million available at March 31, 2016 and 2015, respectively.  The federal net operating loss carryforwards will expire beginning in fiscal 2029 through fiscal 2035.  At March 31, 2016, we have a deferred tax asset of $67 million for state tax net operating loss carryforwards which will expire in fiscal 2017 through fiscal 2036.  At March 31, 2015, we had deferred tax assets of $71 million for state tax net operating loss carryforwards which will expire in fiscal 2016 through fiscal 2035.

At March 31, 2016 and 2015, we have deferred tax assets for federal and state alternative fuel vehicle credits of $99 million and $96 million, respectively.  The deferred tax assets related to state tax net operating losses and state alternative minimum tax credits are reduced by a valuation allowance of $22 million at March 31, 2016.  The deferred tax assets related to state tax net operating losses and charitable contributions were reduced by a valuation allowance of $20 million at March 31, 2015.  The determination of the valuation allowance is based on Management’s estimate of future taxable income during the respective carryforward periods.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.  We received a net tax refund of $95 million for fiscal 2016 and made net tax payments of $143 million in fiscal 2015.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “Act”) was enacted which extended bonus depreciation and certain tax credits.  The impact of this Act is reflected in our federal tax loss and tax credit carryforwards.  Realization with respect to the federal tax loss and tax credit carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

On October 1, 2015, TMCC sold its commercial finance business to TICF. Pursuant to the sale agreement with TICF, TMCC recognized a taxable gain that resulted in current federal and state income tax expense of $89 million.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Income Tax Provision (Continued)

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, U.S. taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2016 and 2015, these unremitted earnings totaled $208 million and $196 million, respectively.  Determination of the amount of the deferred tax liability is not practicable, and accordingly no estimate of the unrecorded deferred tax liability is provided.

Although there are no foreseeable events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

At March 31, 2016, we had an income tax payable of $11 million and at March 31, 2015, we had an income tax receivable of $13 million, for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries.  At March 31, 2016, we had an income tax payable of $2 million, and at March 31, 2015, we had an income tax receivable of $5 million, for federal and state income tax from TMCC affiliated companies.  Such TMCC affiliated companies include TFSA, Toyota Financial Savings Bank (“TFSB”), and Toyota Financial Services Securities USA Corporation.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.

The change in unrecognized tax benefits are as follows:

	March 31,
	2016	2015	2014
Balance at beginning of the year	$-	$6	$7
Increases related to positions taken during the current year	1	-	-
Decreases related to positions taken during the prior years	-	-	(1)
Settlements	-	(6)	-
Balance at end of year	$1	$-	$6

At March 31, 2016, 2015 and 2014 approximately $1 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate.  There are no amounts remaining in the respective unrecognized tax benefits at March 31, 2016, 2015, and 2014 that are related to timing matters.  During fiscal 2016, $1 million of the increase in unrecognized tax benefits had an effect on the effective tax rate. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2016, 2015, and 2014, less than $1 million was accrued for interest and no penalties were accrued.

Tax-related Contingencies

As of March 31, 2016, we remain under IRS examination for fiscal 2016 and 2015. The IRS examination for fiscal 2014 was concluded in the second quarter of fiscal 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2016	2015
Commitments:
Credit facilities commitments with dealers	$1,168	$1,137
Minimum lease commitments	55	60
Total commitments	1,223	1,197
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,323	$1,297

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Total rental expense, including payments to affiliates, was $25 million, $26 million, and $25 million for fiscal 2016, 2015, and 2014, respectively.  Minimum lease commitments in the table above include $16 million and $23 million for facilities leases with affiliates at March 31, 2016 and 2015, respectively.  At March 31, 2016, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows:

Future minimum
Years ending March 31,	lease payments
2017	$22
2018	17
2019	9
2020	4
2021	2
Thereafter	1
Total	$55

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and insurance business and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.

On April 28, 2014, the Company announced that our corporate headquarters will move from Torrance, California to Plano, Texas beginning in 2017 as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing to a single new headquarters facility.   To date, the Company has not incurred significant costs related to employee relocation, lease termination or other related relocation expenses as a result of this planned headquarters move.  These moving costs are currently estimated to be approximately $120 million and will be expensed as incurred over the next several years.  The moving costs incurred in fiscal 2016 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2016 and 2015.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2016, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2016 and 2015, no amounts have been recorded under these indemnification provisions.

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

We have received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and a request for documents and information pursuant to a civil investigative demand from the Commonwealth of Massachusetts Office of the Attorney General relating to our financing of guaranteed auto protection insurance products on retail contracts.  We are cooperating with these requests, but are unable to predict their outcome given their preliminary status.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Years Ended March 31,
	2016	2015	2014
Net financing revenues:
Manufacturers’ subvention support and other revenues	$1,315	$1,196	$994
Origination costs paid to affiliates	$(1)	$(1)	$-
Credit support fees incurred	$(91)	$(88)	$(82)
Interest and other expenses paid to affiliates	$(3)	$(2)	$(3)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$132	$129	$131

Investments and other income, net:
Gain on sale of commercial finance business	$197	$-	$-
Interest earned on notes receivable from affiliates	$7	$4	$6
Other income from affiliates	$1	$-	$-

Expenses:
Shared services charges and other expenses	$47	$63	$61
Employee benefits expense	$33	$24	$38
Insurance losses and loss adjustment expenses	$1	$1	$-

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions (Continued)

	March 31,	March 31,
	2016	2015
Assets:
Investments in marketable securities
Investments in affiliates’ commercial paper	$-	$37

Finance receivables, net
Accounts receivable from affiliates	$119	$83
Direct finance lease receivables from affiliates	$-	$6
Notes receivable under home loan programs	$9	$11
Deferred retail origination costs paid to affiliates	$1	$1
Deferred retail subvention income from affiliates	$(794)	$(802)

Investments in operating leases, net
Leases to affiliates	$2	$7
Deferred lease origination costs paid to affiliates	$1	$1
Deferred lease subvention income from affiliates	$(1,057)	$(950)

Other assets
Notes receivable from affiliates	$1,177	$1,184
Other receivables from affiliates	$7	$6
Subvention support receivable from affiliates	$127	$126

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$278	$252
Accounts payable to affiliates	$209	$136
Notes payable to affiliates	$20	$24

Shareholder’s Equity:
Stock-based compensation	$2	$2

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions (Continued)

Financing Support Arrangements with Affiliates

TMCC is party to a credit support agreement with TFSC (the “TMCC Credit Support Agreement”).  The TMCC Credit Support Agreement requires TFSC to maintain certain ownership, net worth maintenance, and debt service provisions in respect to TMCC, but is not a guarantee by TFSC of any securities or obligations of TMCC.  In conjunction with this credit support agreement, TMCC has agreed to pay TFSC a semi-annual fee based on a fixed rate applied to the weighted average outstanding amount of securities entitled to credit support.  Credit support fees incurred under this agreement were $91 million, $88 million, and $82 million for fiscal 2016, 2015, and 2014, respectively.

TCPR is the beneficiary of a credit support agreement with TFSC containing provisions similar to the TMCC Credit Support Agreement described above.

In addition, TMCC receives and provides financing support from TFSC and other affiliates in the form of promissory notes, conduit finance agreements and various loan and credit facility agreements.  Total financing support received and provided, along with the amounts currently outstanding under those agreements, is summarized below.  All foreign currency amounts have been translated at the exchange rates in effect as of March 31, 2016.

Financing Support Provided by Parent and Affiliates (amounts in millions):

			Amounts outstanding (USD) at
Affiliate	Financing available to TMCC		March 31, 2016	March 31, 2015

Toyota Credit Canada Inc.	CAD	1,500	$-	$-
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	-	-
Toyota Financial Services Americas Corporation	USD	200	12	24
Toyota Finance Australia Limited	USD	1,000	-	-
Toyota Financial Services Securities USA Corporation	USD	15	8	-
Total			$20	$24

Financing Support Provided to Parent and Affiliates (amounts in millions):

			Amounts outstanding (USD) at
Affiliate	Financing made available by TMCC		March 31, 2016	March 31, 2015

Toyota Financial Savings Bank	USD	400	$-	$25
Toyota Credit Canada Inc.	CAD	2,500	220	-
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	619	778
Toyota Financial Services Americas Corporation	USD	200	-	-
Toyota Financial Services Mexico, S.A. de C.V.	USD	500	-	-
Banco Toyota do Brasil	USD	300	58	81
Toyota Finance Australia Limited	USD	1,000	280	300
Total			$1,177	$1,184

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions (Continued)

Other Financing Support Provided to Affiliates

•

TMCC provides home loans to certain employees.  In addition, we also provide home equity advances through a relocation provider to certain employees relocating to Texas.  TMCC executive officers and directors are not eligible for the home loan or home equity advance programs.

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

•

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines, not to exceed $150 million over a three year period. At March 31, 2016 and 2015, there were $37 million and $47 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

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

•

TMCC is a party to expense reimbursement agreements with TFSB and TFSC related to costs incurred by TMCC or these affiliates on behalf of the other party in connection with TMCC’s provision of services to these affiliates or the provision by these affiliates of certain financial products and services to our customers and dealers in support of TMCC’s customer loyalty strategy and programs, and other brand and sales support.  TMCC is also party to an expense reimbursement agreement with TFSA that reimbursed expenses incurred by TFSA with respect to costs related to TFSB’s credit card rewards program.  TFSB sold its credit card rewards portfolio in October 2015 and no credit card reward program costs have been incurred after such date.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions (Continued)

Operational Support Arrangements with Affiliates

•	TMCC and TCPR provide various wholesale financing to dealers, which result in our having payables to TMS and Toyota de Puerto Rico Corp (“TDPR”).
•

TMCC is party to a lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California, expiring in 2018, and our Customer Service Center located in Cedar Rapids, Iowa, expiring in 2019.  The lease commitments are described in Note 14 – Commitments and Contingencies.

•

Subvention support receivable from affiliates represent amounts due from TMS and other affiliates in support of retail and lease subvention programs offered by TMCC.  Deferred subvention income from affiliates represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention support and other revenues primarily represent the earned portion of such amounts.

•	Leases to affiliates represent the investment in operating leases of vehicles leased to affiliates.
•

TMCC is a participating employer in certain retirement, postretirement health care and life insurance sponsored by TMS.  See Note 12 – Pension and Other Benefit Plans for additional information.  TMCC also participates in share-based compensation plans sponsored by TMC.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 16 – Segment Information

Our reportable segments include finance and insurance operations.  Finance operations include retail, leasing, and dealer financing provided to authorized dealers and their customers in the U.S. and Puerto Rico.  Insurance operations are performed by TMIS and its subsidiaries.  The principal activities of TMIS include marketing, underwriting, and claims administration for products that cover certain risks of dealers and their customers in the U.S.  The finance and insurance operations segment information presented below includes allocated corporate expenses for the respective segments.  The accounting policies of the operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Financial information for our reportable operating segments is summarized as follows:

	Year ended March 31, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$9,403	$-	$-	$9,403
Insurance earned premiums and contract revenues	-	719	-	719
Investment and other income, net	99	65	-	164
Gain on sale of commercial finance business	197	-	-	197
Total gross revenues	9,699	784	-	10,483

Less:
Depreciation on operating leases	5,914	-	-	5,914
Interest expense	1,137	-	-	1,137
Provision for credit losses	441	-	-	441
Operating and administrative expenses	909	252	-	1,161
Insurance losses and loss adjustment expenses	-	318	-	318
Provision for income taxes	501	79	-	580
Net income	$797	$135	$-	$932

Total assets	$111,627	$4,161	$(1,065)	$114,723

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 16 – Segment Information (Continued)

	Year ended March 31, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$8,310	$-	$-	$8,310
Insurance earned premiums and contract revenues	-	638	-	638
Investment and other income, net	89	105	-	194
Total gross revenues	8,399	743	-	9,142

Less:
Depreciation on operating leases	4,857	-	-	4,857
Interest expense	736	-	-	736
Provision for credit losses	308	-	-	308
Operating and administrative expenses	825	221	-	1,046
Insurance losses and loss adjustment expenses	-	269	-	269
Provision for income taxes	635	94	-	729
Net income	$1,038	$159	$-	$1,197

Total assets	$106,653	$3,891	$(919)	$109,625

	Year ended March 31, 2014
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$7,371	$-	$26	$7,397
Insurance earned premiums and contract revenues	-	593	(26)	567
Investment and other income, net	98	37	-	135
Total gross revenues	7,469	630	-	8,099

Less:
Depreciation on operating leases	4,012	-	-	4,012
Interest expense	1,340	-	-	1,340
Provision for credit losses	170	-	-	170
Operating and administrative expenses	767	198	-	965
Insurance losses and loss adjustment expenses	-	258	-	258
Provision for income taxes	437	60	-	497
Net income	$743	$114	$-	$857

Total assets	$99,737	$3,728	$(725)	$102,740

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 17 – Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended March 31, 2016:
Total financing revenues	$2,255	$2,353	$2,376	$2,419
Depreciation on operating leases	1,360	1,446	1,503	1,605
Interest expense	508	203	277	149
Net financing revenues	387	704	596	665
Other income	212	192	248	231
Gain on sale of commercial finance business	-	-	197	-
Provision for credit losses	45	105	128	163
Expenses	349	365	361	404
Income before income taxes	205	426	552	329
Provision for income taxes	70	161	210	139
Net income	$135	$265	$342	$190

Year ended March 31, 2015:
Total financing revenues	$1,960	$2,057	$2,112	$2,181
Depreciation on operating leases	1,100	1,196	1,248	1,313
Interest expense	130	215	161	230
Net financing revenues	730	646	703	638
Other income	188	220	221	203
Provision for credit losses	38	79	103	88
Expenses	303	320	329	363
Income before income taxes	577	467	492	390
Provision for income taxes	213	176	185	155
Net income	$364	$291	$307	$235
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

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2016.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of May 31, 2016.

Name	Age	Position
Michael Groff	61	Director, President and Chief Executive Officer, TMCC; Regional Chief Executive Officer, Americas, TFSA

Toshiaki Kawai	54	Director, Executive Vice President and Treasurer, TMCC; Executive Vice President and Chief Financial Officer, TFSA

Chris Ballinger	59	Director, Senior Vice President and Chief Financial Officer, TMCC; Chief Officer, Strategic Innovation, TFSA

Ron Chu	58	Vice President, Accounting & Tax, TMCC; Vice President, Tax, TFSA

Riki Inuzuka	57	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSA; Director, President and Chief Executive Officer, TFSC; Managing Officer, TMC

James E. Lentz III	60	Director, TMCC; Director, President and Chief Operating Officer, TMNA; Senior Managing Officer, TMC

Kazuo Ohara	58	Director, TMCC; Senior Vice President, TMNA; Director, President, and Chief Executive Officer, TMS; Managing Officer, TMC

Tetsuya Otake	55	Director, TMCC; Director, TFSC; Chief Accounting Officer, TMC; Managing Officer, TMC

Mark Templin	55	Director and Chairman, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC; Managing Officer, TMC

All directors of TMCC are elected annually and hold office until their successors are elected and qualified.  Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Groff was named President and Chief Executive Officer of TMCC in October 2013 and has served as a Director of TMCC since January 2013.  Mr. Groff was named Regional Chief Executive Officer, Americas of TFSA in April 2016.  He previously held the positions of President and Chief Executive Officer of TFSA from June 2015 to April 2016 and served as a Director of TFSA from October 2013 to April 2016.  From October 2013 to June 2015, Mr. Groff also served as a Director of TFSC.   From January 2013 to October 2013, he served as Senior Vice President, Sales, Product and Marketing of TMCC.  From 2008 to January 2013, he served as Group Vice President, Sales, Marketing and Product Development.  Mr. Groff has been employed with TMCC in various positions since 1983.

Mr. Kawai was named Director, Executive Vice President and Treasurer of TMCC in January 2014.  Mr. Kawai was named Executive Vice President and Chief Financial Officer of TFSA in April 2016.   He previously held the positions of Director, Executive Vice President and Treasurer of TFSA from  January 2014 to April 2016.  From January 2013 to December 2013, Mr. Kawai served as Senior Vice President, Corporate Planning Group, Planning and Accounting Team and (from January 2013 to June 2013) General Administration Group of TFSC. From January 2008 to December 2012, Mr. Kawai served as Group Vice President of TFSC and from February 2002 to December 2007, he served as Vice President of TFSC.  Mr. Kawai first joined TMC in 1998.

Mr. Ballinger was named Senior Vice President and Chief Financial Officer of TMCC in January 2013 and has served as a Director of TMCC since October 2013.  Mr. Ballinger was named Chief Officer, Strategic Innovation of TFSA in April 2016.  From July 2015 to April 2016, he served as Senior Vice President and Chief Financial Officer of TFSA.  From October 2013 to July 2015, he served as Director, Executive Vice President and Chief Financial Officer of TFSA.    From June 2013 to September 2013, he served as Senior Vice President and Chief Financial Officer of TFSA, and from October 2008 to June 2013, he served as Group Vice President and Chief Financial Officer of TFSA.  From September 2008 to December 2012, Mr. Ballinger served as Group Vice President and Chief Financial Officer of TMCC, and from December 2006 to September 2008, he served as  Group Vice President of TMCC.  When Mr. Ballinger was promoted to Group Vice President of TMCC in December 2006 he also assumed the responsibility for Global Treasury for Toyota Financial Services Corporation.  Mr. Ballinger joined TMCC in September 2003 as Corporate Manager – Treasury, overseeing the Financial Risk Management, Sales and Trading, Capital Markets and Cash Management groups.  Prior to joining TMCC, he served as Assistant Treasurer for Providian Financial and Senior Vice President of Treasury for Bank of America.

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

Mr. Inuzuka was named as a Director of TMCC in September 2015. In June 2015, Mr. Inuzuka was named as a Director of TFSA and, in April 2016, he was also named Chairman and Chief Executive Officer of TFSA.  In April 2015, Mr. Inuzuka became an Advisor to TFSC and in May 2015 was named Director and President of TFSC.  Mr. Inuzuka has also served as a Managing Officer of TMC since April 2011, and in April 2016, he was also named Chief Officer, Sales Finance Business Group of TMC.  Mr. Inuzuka was a General Manager of TMC from January 2004 to March 2011.  Mr. Inuzuka first joined Toyota Motor Co., Ltd. (currently TMC) in April 1982.

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

Mr. Otake was named as a Director of TMCC in December 2015.  In April 2015, Mr. Otake was named Chief Officer of the Accounting Group of TMC.  Mr. Otake has also served as a Managing Officer of TMC since April 2013.  Mr. Otake served as Deputy Chief Officer of the Accounting Group of TMC from April 2013 to March 2015.  Mr. Otake was a General Manager of TMC from January 2008 to December 2014.  Mr. Otake first joined TMC in April 1983.

Mr. Templin was named Director and Chairman of TMCC in May 2016.  Mr. Templin was named Director, President and Chief Operating Officer of TFSA and Director of TFSC in April 2016.  Mr. Templin has also served as a Managing Officer of TMC since April 2013, and in April 2016, he was also named Deputy Chief Officer of TMC’s Sales Finance Business Group.  From April 2013 to April 2016, Mr. Templin served as Executive Vice President of TMC’s Lexus International Company, and from October 2007 to March 2016, he served as Group Vice President and General Manager of TMS’s Lexus Division.  From January 2012 to March 2013, Mr. Templin also served as General Manager of TMC’s Lexus Planning Division.  Mr. Templin first joined TMS in January 1990.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2016	2015
Audit fees	$8,960	$8,319
Audit related fees	113	-
Tax fees	494	448
All other fees	591	47
Total fees	$10,158	$8,814

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

Other fees include industry research, information technology risk and process assessment review, and translation services performed in connection with our funding transactions.

Auditor Fees Pre-approval Policy

The Audit Committee charter requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2016 and 2015 were pre-approved by the Audit Committee.

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

See Exhibit Index on page 140.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 2, 2016	By /s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Groff Michael Groff	Director, President and Chief Executive Officer (Principal Executive Officer)	June 2, 2016

/s/ Toshiaki Kawai Toshiaki Kawai	Director, Executive Vice President and Treasurer	June 2, 2016

/s/ Chris Ballinger Chris Ballinger	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 2, 2016

/s/ Ron Chu Ron Chu	Vice President, Accounting and Tax (Principal Accounting Officer)	June 2, 2016

s/ Kazuo Ohara Kazuo Ohara	Director	June 2, 2016

/s/ James E. Lentz III James E. Lentz III	Director	June 2, 2016

____________ Riki Inuzuka	Director	June 2, 2016

____________ Tetsuya Otake	Director	June 2, 2016

____________ Mark Templin	Director	June 2, 2016

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2(a)	Amended and Restated Agency Agreement, dated September 11, 2015, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(7)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, Commission File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 11, 2015, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(b)	Amended and Restated Note Agency Agreement, dated September 11, 2015, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London branch.	(8)

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(10)

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

		(11)

(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 11, 2015, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September, 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated November 18, 2015, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.2	Three Year Credit Agreement, dated as of November 18, 2015, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.	(12)

10.3	Five Year Credit Agreement, dated as of November 18, 2015, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.	(13)

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC.	(14)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC.	(15)

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS.	(16)

10.7	Shared Services Agreement dated October 1, 2000 between TMCC and TMS.	(17)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC.	(18)

(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated November 18, 2015, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated November 18, 2015, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.9 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.11 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.13(a) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC.	(19)

10.8(c)	Amendment No. 2 dated as of September 7, 2012 to the Credit Support Fee Agreement dated as of March 30, 2001, as amended on June 17, 2005.	(20)

10.9	Form of Indemnification Agreement between TMCC and its directors and officers.	(21)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

99.1	Consent Order pursuant to the Equal Credit Opportunity Act, dated February 2, 2016, between Toyota Motor Credit Corporation and the U.S. Department of Justice.	(22)

99.2	Consent Order pursuant to the Equal Credit Opportunity Act and the Consumer Financial Protection Act of 2010, dated February 2, 2016, between Toyota Motor Credit Corporation and the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated February 2, 2016, by Toyota Motor Credit Corporation.	(23)

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith

(19)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K date September 7, 2012, Commission File No. 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.
(22)	Incorporated herein by reference to Exhibit 99.2 filed with our Current Report on Form 8-K dated February 2, 2016, Commission File No. 1-9961.
(23)	Incorporated herein by reference to Exhibit 99.3 filed with our Current Report on Form 8-K dated February 2, 2016, Commission File No. 1-9961.