Form 10-Q
period 2016-06-30
TOYOTA MOTOR CREDIT CORP
filed 2016-08-10
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Financing revenues:
Operating lease	$1,891	$1,696
Retail	456	457
Dealer	111	102
Total financing revenues	2,458	2,255
Depreciation on operating leases	1,589	1,360
Interest expense	307	508
Net financing revenues	562	387

Insurance earned premiums and contract revenues	193	174
Investment and other income, net	52	38
Net financing revenues and other revenues	807	599

Expenses:
Provision for credit losses	52	45
Operating and administrative	279	270
Insurance losses and loss adjustment expenses	89	79
Total expenses	420	394

Income before income taxes	387	205
Provision for income taxes	146	70

Net income	$241	$135

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Net income	$241	$135
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax (provision) benefit of ($22) and $21, respectively]	36	(36)
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $5 and $4, respectively]	(8)	(7)
Other comprehensive income (loss)	28	(43)
Comprehensive income	$269	$92

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions except share data)
(Unaudited)

	June 30,	March 31,
	2016	2016
ASSETS
Cash and cash equivalents	$3,479	$2,701
Restricted cash and cash equivalents	1,821	1,010
Investments in marketable securities	7,088	6,540
Finance receivables, net	65,491	65,636
Investments in operating leases, net	37,201	36,488
Other assets	1,663	2,217
Total assets	$116,743	$114,592

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$95,206	$93,594
Deferred income taxes	8,170	8,016
Other liabilities	3,701	3,585
Total liabilities	107,077	105,195

Commitments and contingencies (See Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2016 and March 31, 2016	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	193	165
Retained earnings	8,556	8,315
Total shareholder's equity	9,666	9,397
Total liabilities and shareholder's equity	$116,743	$114,592

The following table presents the assets and liabilities of our consolidated variable interest entities (See Note 10).

	June 30,	March 31,
	2016	2016
ASSETS
Finance receivables, net	$14,724	$14,130
Investments in operating leases, net	2,035	2,504
Other assets	91	84
Total assets	$16,850	$16,718

LIABILITIES
Debt	$14,119	$14,123
Other liabilities	4	5
Total liabilities	$14,123	$14,128

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total

Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

Net income for the three months ended June 30, 2015	-	-	-	135	135
Other comprehensive loss, net of tax	-	-	(43)	-	(43)
Balance at June 30, 2015	$915	$2	$177	$7,518	$8,612

Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

Net income for the three months ended June 30, 2016	-	-	-	241	241
Other comprehensive income, net of tax	-	-	28	-	28
Balance at June 30, 2016	$915	$2	$193	$8,556	$9,666

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$241	$135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,604	1,374
Recognition of deferred income	(440)	(413)
Provision for credit losses	52	45
Amortization of deferred costs	157	148
Foreign currency and other adjustments to the carrying value of debt, net	(163)	393
Net realized gains from sales on available-for-sale securities	(13)	(11)
Net change in:
Restricted cash and cash equivalents	54	(28)
Derivative assets	19	6
Other assets (Note 8) and accrued interest	(36)	143
Deferred income taxes	137	73
Derivative liabilities	13	(47)
Other liabilities	106	131
Net cash provided by operating activities	1,731	1,949

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,469)	(707)
Proceeds from sales of investments in marketable securities	116	98
Proceeds from maturities of investments in marketable securities	859	1,094
Acquisition of finance receivables	(5,898)	(6,685)
Collection of finance receivables	6,077	6,254
Net change in wholesale and certain working capital receivables	(30)	(53)
Acquisition of investments in operating leases	(4,754)	(4,748)
Disposals of investments in operating leases	2,695	1,955
Net change in financing support provided to affiliates	554	477
Cash equivalents (restricted) to acquire finance receivables and investment in operating leases, net	(865)	(771)
Other, net	(13)	(6)
Net cash used in investing activities	(2,728)	(3,092)

Cash flows from financing activities:
Proceeds from issuance of debt	8,625	6,733
Payments on debt	(7,669)	(5,523)
Net change in commercial paper	818	(152)
Net change in financing support provided by affiliates	1	-
Net cash provided by financing activities	1,775	1,058
Net increase (decrease) in cash and cash equivalents	778	(85)
Cash and cash equivalents at the beginning of the period	2,701	2,407
Cash and cash equivalents at the end of the period	$3,479	$2,322
Supplemental disclosures:
Interest paid	$347	$310
Income taxes paid (received), net	$9	$(166)

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements for the three months ended June 30, 2016 and 2015 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2016 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2017 (“fiscal 2017”).

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2016 (“fiscal 2016”), which was filed with the Securities and Exchange Commission on June 2, 2016.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Related party transactions are disclosed in Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements.

On July 1, 2016, our parent company, Toyota Financial Services Americas Corporation, was renamed to Toyota Financial Services International Corporation.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  This standard applies to all contracts with customers except leases, insurance contracts, financial instruments, guarantees, and certain nonmonetary exchanges.  In August 2015, the FASB issued a one-year deferral of the effective date, with early adoption as of the original effective date permitted.  In March 2016, the FASB clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB amended the guidance on identifying performance obligations and accounting for licenses. In May 2016, the FASB amended the guidance on certain implementation and transition issues. The revenue guidance will be effective for us on April 1, 2018. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In May 2015, the FASB issued new guidance that requires additional disclosures related to short-duration insurance contracts.  This accounting guidance is effective for us for the annual period beginning April 1, 2016 and for interim periods within annual periods beginning April 1, 2017.  The adoption of this guidance is limited to disclosure and is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and will require entities to measure equity investments at fair value and recognize any changes in fair value in earnings.  This accounting guidance will be effective for us on April 1, 2018.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

In June 2016, the FASB issued new guidance that introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This accounting guidance will be effective for us on April 1, 2020. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Recently Adopted Accounting Guidance

In April 2016, we adopted new FASB accounting guidance that amends the analysis a reporting entity must perform to determine whether it should consolidate certain legal entities.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2016, we adopted new FASB accounting guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  As a result of adopting this guidance, we have reclassified our debt issuance costs from Other assets to Debt on our Consolidated Balance Sheet as of June 30, 2016 and March 31, 2016 and conformed applicable footnote disclosures for all periods presented.  These amounts are not material to our consolidated financial statements.

In April 2016, we adopted new FASB accounting guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  While similar guidance existed previously under US GAAP for cloud service providers, this update provides explicit guidance for a customer's accounting.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2016, we adopted new FASB accounting guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Note 2 – Fair Value Measurements has been updated, for all periods presented, to reflect the adoption of this guidance which did not have a material impact on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements

Recurring Fair Value Measurements

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy except for certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are excluded from the leveling information provided in the table below.  Fair value amounts presented below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

	June 30, 2016
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$731	$1,135	$-	$-	$1,866
Certificates of deposit	-	1,350	-	-	1,350
Cash equivalents total	731	2,485	-	-	3,216
Restricted cash equivalents	865	-	-	-	865
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,913	56	2	-	2,971
Municipal debt securities	-	12	-	-	12
Certificates of deposit	380	552	-	-	932
Corporate debt securities	197	285	7	-	489
Mortgage-backed securities:
U.S. government agency	-	57	-	-	57
Non-agency residential	-	-	3	-	3
Non-agency commercial	-	-	42	-	42
Asset-backed securities	-	-	35	-	35
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value	-	-	-	-	1,776
Total return bond funds	392	-	-	-	392
Equity mutual fund	379	-	-	-	379
Available-for-sale securities total	4,261	962	89	-	7,088
Derivative assets:
Foreign currency swaps	-	333	-	-	333
Interest rate swaps	-	761	62	-	823
Interest rate floors	-	5	-	-	5
Counterparty netting and collateral	-	-	-	(1,112)	(1,112)
Derivative assets total	-	1,099	62	(1,112)	49
Assets at fair value	5,857	4,546	151	(1,112)	11,218
Derivative liabilities:
Foreign currency swaps	-	(909)	(42)	-	(951)
Interest rate swaps	-	(584)	-	-	(584)
Counterparty netting and collateral	-	-	-	1,515	1,515
Liabilities at fair value	-	(1,493)	(42)	1,515	(20)
Net assets at fair value	$5,857	$3,053	$109	$403	$11,198

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Derivative assets were reduced by a counterparty credit valuation adjustment of $1 million and $2 million as of June 30, 2016 and March 31, 2016, respectively.

	March 31, 2016
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$360	$1,209	$-	$-	$1,569
U.S. government and agency obligations	450	105	-	-	555
Certificates of deposit	-	500	-	-	500
Cash equivalents total	810	1,814	-	-	2,624
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,777	56	2	-	2,835
Municipal debt securities	-	11	-	-	11
Certificates of deposit	300	200	-	-	500
Commercial paper	-	50	-	-	50
Corporate debt securities	228	252	7	-	487
Mortgage-backed securities:
U.S. government agency	-	59	-	-	59
Non-agency residential	-	-	3	-	3
Non-agency commercial	-	-	42	-	42
Asset-backed securities	-	-	37	-	37
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value	-	-	-	-	1,747
Total return bond funds	380	-	-	-	380
Equity mutual fund	389	-	-	-	389
Available-for-sale securities total	4,074	628	91	-	6,540
Derivative assets:
Foreign currency swaps	-	329	-	-	329
Interest rate swaps	-	601	39	-	640
Interest rate floors	-	4	-	-	4
Counterparty netting and collateral	-	-	-	(905)	(905)
Derivative assets total	-	934	39	(905)	68
Assets at fair value	4,884	3,376	130	(905)	9,232
Derivative liabilities:
Foreign currency swaps	-	(821)	(14)	-	(835)
Interest rate swaps	-	(475)	-	-	(475)
Counterparty netting and collateral	-	-	-	1,303	1,303
Liabilities at fair value	-	(1,296)	(14)	1,303	(7)
Net assets at fair value	$4,884	$2,080	$116	$398	$9,225

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods. During the three months ended June 30, 2016, $77 million was transferred from Level 1 to Level 2 and $45 million was transferred from Level 2 to Level 1.  During the three months ended June 30, 2015, $37 million was transferred from Level 1 to Level 2 and $4 million was transferred from Level 3 to Level 2.  The transfers during the first quarters of fiscal 2017 and 2016 were due to changes in the transparency of inputs for determination of fair value for these instruments.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
Total gains (losses)
Included in earnings	-	-	-	-	-	20	(24)	(4)	(4)
Included in other comprehensive income	-	-	1	-	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	-	2	2	-	-	-	2
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(4)	(5)	3	(4)	(1)	(6)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, June 30, 2016	$2	$7	$45	$35	$89	$62	$(42)	$20	$109
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$20	$(24)	(4)	(4)

	Three Months Ended June 30, 2015
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
Total gains (losses)
Included in earnings	-	-	-	-	-	-	27	27	27
Included in other comprehensive income	-	-	(1)	-	(1)	-	-	-	(1)
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(2)	-	(1)	(3)	-	-	-	(3)
Settlements	-	-	(1)	(1)	(2)	-	(4)	(4)	(6)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	(4)	-	-	(4)	-	-	-	(4)
Fair value, June 30, 2015	$2	$8	$46	$37	$93	$1	$30	$31	$124
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$-	$27	$27	$27

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2016 and March 31, 2016.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three months ended June 30, 2016 and as of and for the year ended March 31, 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheet:

	June 30, 2016
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,636	$-	$-	$49,430	$49,430
Wholesale	9,353	-	-	9,398	9,398
Real estate	4,578	-	-	4,296	4,296
Working capital	1,787	-	-	1,768	1,768

Financial liabilities
Commercial paper	$27,435	$-	$27,435	$-	$27,435
Unsecured notes and loans payable	53,652	-	53,308	2,231	55,539
Secured notes and loans payable	14,119	-	-	14,143	14,143

	March 31, 2016
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,865	$-	$-	$49,551	$49,551
Wholesale	9,160	-	-	9,207	9,207
Real estate	4,590	-	-	4,277	4,277
Working capital	1,888	-	-	1,894	1,894

Financial liabilities
Commercial paper	$26,608	$-	$26,608	$-	$26,608
Unsecured notes and loans payable	52,863	-	52,913	1,387	54,300
Secured notes and loans payable	14,123	-	-	14,125	14,125

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  The finance receivables, net amount excludes related party transactions, for which the fair value approximates the carrying value, of $132 million and $128 million at June 30, 2016 and March 31, 2016, respectively.

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

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	June 30, 2016
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$2,963	$8	$-	$2,971
Municipal debt securities	10	2	-	12
Certificates of deposit	930	2	-	932
Corporate debt securities	482	8	(1)	489
Mortgage-backed securities:
U.S. government agency	55	2	-	57
Non-agency residential	2	1	-	3
Non-agency commercial	41	1	-	42
Asset-backed securities	36	-	(1)	35
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	146	-	-	146
U.S. government sector fund	353	16	-	369
Municipal sector fund	19	-	-	19
Investment grade corporate sector fund	243	10	(2)	251
High-yield sector fund	67	3	-	70
Real return sector fund	201	17	-	218
Mortgage sector fund	329	10	-	339
Asset-backed securities sector fund	117	8	-	125
Emerging market sector fund	101	4	-	105
International sector fund	146	-	(12)	134
Total return bond funds	379	13	-	392
Equity mutual fund	156	223	-	379
Total investments in marketable securities	$6,776	$328	$(16)	$7,088

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant at June 30, 2016 and March 31, 2016.

Realized Gains and Losses on Securities

The following table represents realized gains and losses by transaction type:

	Three Months Ended
	June 30,
	2016	2015
Available-for-sale securities:
Realized gains on sales	$13	$12
Realized losses on sales	$-	$(1)

Contractual Maturities

The amortized cost, fair value, and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2016
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$3,325	$3,329
Due after 1 year through 5 years	886	891
Due after 5 years through 10 years	93	97
Due after 10 years	81	87
Mortgage-backed and asset-backed securities[1]	134	137
Total	$4,519	$4,541

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

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

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2016	2016
Retail receivables	$35,210	$36,020
Securitized retail receivables	14,938	14,343
Dealer financing	15,940	15,899
	66,088	66,262

Deferred origination (fees) and costs, net	657	663
Deferred income	(888)	(868)
Allowance for credit losses
Retail and securitized retail receivables	(278)	(289)
Dealer financing	(88)	(132)
Total allowance for credit losses	(366)	(421)
Finance receivables, net	$65,491	$65,636

Credit Quality Indicators

We are exposed to credit risk on our finance receivables.  Credit risk is the risk of loss arising from the failure of customers or dealers to meet the terms of their contracts with us or otherwise fail to perform as agreed.

Retail Loan Portfolio Segment

The retail loan portfolio segment consists of one class of finance receivables. While we use various credit quality metrics to develop our allowance for credit losses on the retail loan portfolio segment, we primarily utilize the aging of the individual accounts to monitor the credit quality of these finance receivables.  Based on our experience, the payment status of borrowers is the strongest indicator of the credit quality of the underlying receivables.  Payment status also impacts charge-offs.

Individual borrower accounts within the retail loan segment are segregated into aging categories based on the number of days outstanding.  The aging for each class of finance receivables is updated monthly.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	June 30,	March 31,
	2016	2016
Aging of finance receivables:
Current	$49,261	$49,590
30-59 days past due	648	584
60-89 days past due	170	129
90 days or greater past due	69	60
Total	$50,148	$50,363

	Wholesale		Real Estate		Working Capital
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2016	2016	2016	2016	2016	2016
Credit quality indicators:
Performing	$8,385	$8,099	$3,919	$3,822	$1,599	$1,686
Credit Watch	954	1,041	668	763	193	229
At Risk	99	113	91	109	15	17
Default	7	9	10	10	-	1
Total	$9,445	$9,262	$4,688	$4,704	$1,807	$1,933

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2016	2016	2016	2016	2016	2016

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$40	$98	$40	$98	$5	$9
Real estate	91	119	91	119	13	15
Working capital	34	37	34	37	12	30
Total	$165	$254	$165	$254	$30	$54

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$194	$185	$194	$185
Real estate	108	98	108	98
Working capital	-	3	-	3
Total	$302	$286	$302	$286

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$225	$226	$223	$223
Total	$225	$226	$223	$223

Total impaired account balances:
Retail loan	$225	$226	$223	$223
Wholesale	234	283	234	283
Real estate	199	217	199	217
Working capital	34	40	34	40
Total	$692	$766	$690	$763

As of June 30, 2016 and March 31, 2016, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $223 million and $299 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of June 30, 2016 and March 31, 2016, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 6 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements for detail about the impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$69	$89	$-	$-
Real estate	105	71	1	1
Working capital	35	35	-	-
Total	$209	$195	$1	$1

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$189	$103	$2	$-
Real estate	103	85	1	1
Working capital	2	3	-	-
Total	$294	$191	$3	$1

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$226	$262	$4	$5
Total	$226	$262	$4	$5

Total impaired account balances:
Retail loan	$226	$262	$4	$5
Wholesale	258	192	2	-
Real estate	208	156	2	2
Working capital	37	38	-	-
Total	$729	$648	$8	$7

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  In addition, interest income recognized using a cash-basis method of accounting during the three months ended June 30, 2016 and 2015 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2016 and 2015 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three months ended June 30, 2016 and 2015.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2016 and 2015, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three months ended June 30, 2016 and 2015, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2016	2016
Investments in operating leases	$43,687	$42,220
Securitized investments in operating leases	2,771	3,364
	46,458	45,584
Deferred origination (fees) and costs, net	(196)	(190)
Deferred income	(1,121)	(1,080)
Accumulated depreciation	(7,817)	(7,712)
Allowance for credit losses	(123)	(114)
Investments in operating leases, net	$37,201	$36,488

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended June 30,
	2016	2015
Allowance for credit losses at beginning of period	$535	$485
Provision for credit losses	52	45
Charge-offs, net of recoveries	(98)	(63)
Allowance for credit losses at end of period	$489	$467

Charge-offs are shown net of recoveries of $20 million for both the three months ended June 30, 2016 and 2015.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment:

	Three Months Ended June 30, 2016
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, April 1, 2016	$289	$132	$421
Charge-offs	(82)	-	(82)
Recoveries	13	-	13
Provisions	58	(44)	14
Ending balance, June 30, 2016	$278	$88	$366

Ending balance: Individually evaluated for impairment	$-	$30	$30
Ending balance: Collectively evaluated for impairment	$278	$58	$336

Finance Receivables:
Ending balance, June 30, 2016	$50,148	$15,940	$66,088
Ending balance: Individually evaluated for impairment	$-	$467	$467
Ending balance: Collectively evaluated for impairment	$50,148	$15,473	$65,621

The ending balance of finance receivables collectively evaluated for impairment in the table above includes approximately $225 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of June 30, 2016, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2016 includes $1,025 million in finance receivables that are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”), and $142 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

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

Included in the table above are the allowance for credit losses and finance receivables from our commercial portfolio segment.  The commercial portfolio segment was part of the commercial finance business that was sold on October 1, 2015.

The ending balance of finance receivables collectively evaluated for impairment in the table above includes approximately $260 million of finance receivables within the retail loan portfolio and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segments when determining the allowance for credit losses as of June 30, 2015, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2015 includes $965 million in finance receivables that are guaranteed by TMS, and $129 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	June 30,	March 31,
	2016	2016
Aggregate balances 60 or more days past due
Finance receivables	$239	$189
Investments in operating leases	97	80
Total	$336	$269

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	June 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$648	$170	$69	$887	$49,261	$50,148	$47
Wholesale	-	-	-	-	9,445	9,445	-
Real estate	-	-	-	-	4,688	4,688	-
Working capital	-	-	-	-	1,807	1,807	-
Total	$648	$170	$69	$887	$65,201	$66,088	$47

	March 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$584	$129	$60	$773	$49,590	$50,363	$35
Wholesale	-	-	-	-	9,262	9,262	-
Real estate	-	-	-	-	4,704	4,704	-
Working capital	-	-	-	-	1,933	1,933	-
Total	$584	$129	$60	$773	$65,489	$66,262	$35

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of June 30, 2016, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at June 30, 2016 was $20 million.  However, we would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2016 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet:

	June 30, 2016
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$32,884	$823	$32,884	$823
Interest rate floors	-	-	1,673	5	1,673	5
Foreign currency swaps	364	75	2,318	258	2,682	333
Total	$364	$75	$36,875	$1,086	$37,239	$1,161

Counterparty netting and collateral held						(1,112)
Carrying value of derivative contracts – Other assets						$49

Other liabilities:
Interest rate swaps	$-	$-	$69,307	$584	$69,307	$584
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	-	-	11,359	951	11,359	951
Total	$-	$-	$80,696	$1,535	$80,696	$1,535

Counterparty netting and collateral posted						(1,515)
Carrying value of derivative contracts – Other liabilities						$20

As of June 30, 2016, we held collateral of $423 million, which offset derivative assets, and posted collateral of $826 million, which offset derivative liabilities.  We also held excess collateral of $7 million, which we did not use to offset derivative assets, and we posted excess collateral of $6 million which we did not use to offset derivative liabilities.

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statement of Income:

	Three Months Ended
	June 30,
	2016	2015
Interest expense on debt	$359	$323
Interest income on derivatives	(2)	(11)
Interest expense on debt and derivatives, net	357	312

(Gain) loss on hedge accounting derivatives:
Foreign currency swaps	(33)	15
(Gain) loss on hedge accounting derivatives	(33)	15
Less hedged item: change in fair value of fixed rate debt	33	(15)
Ineffectiveness related to hedge accounting derivatives	-	-

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) loss on non-hedge accounting foreign currency transactions	(218)	354
Loss (gain) on non-hedge accounting foreign currency swaps	188	(234)
(Gain) loss on non-hedge accounting interest rate swaps	(20)	76
Total interest expense	$307	$508

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

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the three months ended June 30, 2016 and 2015 as we fully collateralize our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	June 30,	March 31,
	2016	2016
Other assets:
Notes receivable from affiliates	$624	$1,177
Used vehicles held for sale	262	319
Income taxes receivable	30	31
Derivative assets	49	68
Other assets	698	622
Total other assets	$1,663	$2,217

Other liabilities:
Unearned insurance premiums and contract revenues	$2,029	$1,985
Derivative liabilities	20	7
Accounts payable and accrued expenses	1,020	939
Deferred income	472	462
Other liabilities	160	192
Total other liabilities	$3,701	$3,585

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	June 30,	March 31,	June 30,	March 31,
	2016	2016	2016	2016
Commercial paper	$27,435	$26,608	0.69%	0.60%
Unsecured notes and loans payable	53,504	52,741	1.81%	1.76%
Secured notes and loans payable	14,119	14,123	0.94%	0.91%
Carrying value adjustment	148	122
Total debt	$95,206	$93,594	1.36%	1.30%

Included in the carrying value of our debt are unamortized premiums, discounts and debt issuance costs of $284 million and $280 million as of June 30, 2016 and March 31, 2016, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $27.5 billion, $53.7 billion, and $14.1 billion, respectively, as of June 30, 2016, and $26.6 billion, $53.0 billion and $14.1 billion, respectively, as of March 31, 2016.

As of June 30, 2016, our commercial paper had a weighted average remaining maturity of 85 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our unsecured notes and loans payable at June 30, 2016 included $16.3 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.1 percent and $37.4 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2016 included $17.9 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 3.1 percent and $35 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.8 percent to 9.4 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in foreign currencies, and include the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At June 30, 2016 and March 31, 2016, the carrying values of these foreign currency denominated notes payable were $12.9 billion and $13.1 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.7 percent to 1.7 percent at June 30, 2016 and 0.5 percent to 1.7 percent at March 31, 2016.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt increased by $26 million at June 30, 2016 compared to March 31, 2016 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which our hedged debt is denominated.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements:

	June 30, 2016
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$804	$14,938	$14,724	$5	$12,782	$4
Investments in operating leases	131	2,771	2,035	86	1,337	-
Total	$935	$17,709	$16,759	$91	$14,119	$4

	March 31, 2016
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$853	$14,343	$14,130	$6	$12,434	$4
Investments in operating leases	136	3,364	2,504	78	1,689	1
Total	$989	$17,707	$16,634	$84	$14,123	$5

Restricted Cash shown in the table above represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,444 million and $1,264 million of securities retained by TMCC at June 30, 2016 and March 31, 2016, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  At June 30, 2016 and March 31, 2016, amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in the Consolidated Balance Sheet and revenues received during the three months ended June 30, 2016 and 2015 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of June 30, 2016 and March 31, 2016 were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2016 and March 31, 2016.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2016, TMCC had committed bank credit facilities totaling $5.4 billion of which $1.9 billion, $775 million, $1.7 billion, and $1.0 billion mature in fiscal 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2016 and March 31, 2016. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2016	2016
Commitments:
Credit facilities commitments with dealers	$1,318	$1,168
Minimum lease commitments	73	55
Total commitments	1,391	1,223
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,491	$1,323

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments in the table above include $15 million and $16 million for facilities leases with affiliates at June 30, 2016 and March 31, 2016, respectively.  At June 30, 2016, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows:

Future minimum
Years ending March 31,	lease payments
2017	$16
2018	20
2019	13
2020	8
2021	5
Thereafter	11
Total	$73

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

On April 28, 2014, the Company announced that our corporate headquarters will move from Torrance, California to Plano, Texas as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing to a single new headquarters facility.  To date, the Company has not incurred significant costs related to employee relocation, lease termination or other related relocation expenses as a result of this planned headquarters move.  These moving costs are currently estimated to be approximately $125 million and will be expensed as incurred over the next several years.  The moving costs incurred in the first quarter of fiscal 2017 were not significant.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2016 and March 31, 2016.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2016, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2016 and March 31, 2016, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 38 percent for the three months ended June 30, 2016 and 34 percent for the three months ended June 30, 2015.  Our provision for income taxes for the first quarter of fiscal 2017 was $146 million compared to $70 million for the same period in fiscal 2016.  The increase in the provision for the first quarter of fiscal 2017 is consistent with the increase in our income before tax compared to the first quarter of fiscal 2016.  Additionally, the tax rate for the first quarter of fiscal 2016 reflects a favorable impact from state tax law changes.

Tax-related Contingencies

As of June 30, 2016, we remain under IRS examination for fiscal 2016.  The IRS examination for fiscal 2015 was concluded in the second quarter of fiscal 2017.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended June 30, 2016, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.5 billion and $1.9 billion at June 30, 2016 and March 31, 2016, and were primarily due to the deferred deduction of allowance for credit losses and federal tax loss carryforwards that expire in fiscal 2035.  The total deferred tax liability at June 30, 2016, net of these deferred tax assets, was $8.2 billion compared to $8.0 billion at March 31, 2016.  Realization with respect to the federal tax loss carryforwards is dependent on sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of June 30, 2016, there were no material changes to our related party agreements or relationships as described in our fiscal 2016 Form 10-K.  The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended
	June 30,
	2016	2015
Net financing revenues:
Manufacturers’ subvention support and other revenues	$336	$317
Credit support fees incurred	$(23)	$(22)
Interest and other expenses paid to affiliates	$(1)	$(2)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$34	$32

Investments and other income, net:
Interest earned on notes receivable from affiliates	$2	$1

Expenses:
Shared services charges and other expenses	$11	$14
Employee benefits expense	$6	$8
Insurance losses and loss adjustment expenses	$1	$-

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)

	June 30,	March 31,
	2016	2016
Assets:
Finance receivables, net
Accounts receivable from affiliates	$124	$119
Notes receivable under home loan programs	$8	$9
Deferred retail origination costs paid to affiliates	$1	$1
Deferred retail subvention income from affiliates	$(814)	$(794)

Investments in operating leases, net
Leases to affiliates	$3	$2
Deferred lease origination costs paid to affiliates	$1	$1
Deferred lease subvention income from affiliates	$(1,098)	$(1,057)

Other assets
Notes receivable from affiliates	$624	$1,177
Other receivables from affiliates	$4	$7
Subvention support receivable from affiliates	$157	$127

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$294	$278
Accounts payable to affiliates	$147	$209
Notes payable to affiliates	$20	$20

Shareholder’s Equity:
Stock-based compensation	$2	$2

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended June 30, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,458	$-	$-	$2,458
Insurance earned premiums and contract revenues	-	193	-	193
Investment and other income, net	34	18	-	52
Total gross revenues	2,492	211	-	2,703

Less:
Depreciation on operating leases	1,589	-	-	1,589
Interest expense	307	-	-	307
Provision for credit losses	52	-	-	52
Operating and administrative expenses	210	69	-	279
Insurance losses and loss adjustment expenses	-	89	-	89
Provision for income taxes	125	21	-	146
Net income	$209	$32	$-	$241

Total assets at June 30, 2016	$113,457	$4,313	$(1,027)	$116,743

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information (Continued)

	Three Months Ended June 30, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,255	$-	$-	$2,255
Insurance earned premiums and contract revenues	-	174	-	174
Investment and other income, net	21	17	-	38
Total gross revenues	2,276	191	-	2,467

Less:
Depreciation on operating leases	1,360	-	-	1,360
Interest expense	508	-	-	508
Provision for credit losses	45	-	-	45
Operating and administrative expenses	209	61	-	270
Insurance losses and loss adjustment expenses	-	79	-	79
Provision for income taxes	51	19	-	70
Net income	$103	$32	$-	$135

Total assets at June 30, 2015	$108,202	$3,914	$(932)	$111,184

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2016  (“fiscal 2016”), including the following:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;
•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;
•	Recalls announced by TMS and the perceived quality of Toyota, Lexus and Scion vehicles;
•	Availability and cost of financing;
•	Changes in our credit ratings and those of TMC;
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes to existing, or adoption of new, accounting standards;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and currency exchange rates;
•	Failure or interruption in our operations, including our communications and information systems, as a result of a security breach, cyber-attack, natural disaster or other reason;
•	Challenges related to the relocation of our corporate headquarters to Plano, Texas;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota, Lexus and Scion vehicles;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•

Changes in our business practices required by new regulatory requirements, such as those required by the consent orders we entered into in February 2016 with the Consumer Financial Protection Bureau (“CFPB”) and the United States Department of Justice with respect to our discretionary dealer compensation practices;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus and Scion vehicle models and related parts supply;
•	Changes in the economy or to laws in states where we have a high concentration of customers;

•	Changes in business strategy, including expansion of product lines, credit risk appetite, and business acquisitions.

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

In our insurance operations, we generate revenue through marketing, underwriting, and providing claims administration for products that cover certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics: issued agreement volume, average number of agreements in force, loss metrics, and investment income.

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

Our financial results may also be affected by the regulatory environment in which we operate, including compliance costs and changes to our business practices required by the consent orders we entered into in February 2016 with the CFPB and the Department of Justice with respect to our discretionary dealer compensation practices.  The compliance costs and the changes to our business practices required by the consent orders, including our implementation of the reduced dealer participation caps in the second quarter of fiscal 2017, may adversely affect our future results of operations and financial condition, including our financing volume, market share, financing margins, and net earning assets.

Fiscal 2017 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2017 (“fiscal 2017”), the United States (“U.S.”) economy experienced stability as employment rates remained relatively consistent and the housing market remained strong.  However, consumer debt levels continued to rise as a result of increased consumer spending.  As consumers assume higher debt levels, we could experience an increase in our delinquencies and credit losses.

Used vehicle values have declined during the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  In addition, used vehicle inventory levels increased which could unfavorably impact used vehicle values in the future.  Declines in used vehicle values and a higher proportion of lease volume as compared to retail volume could affect return rates, depreciation expense and credit losses.

Conditions in the global capital markets were generally stable during the first quarter of fiscal 2017.  However, concerns regarding global economic growth and changing expectations of the future path of U.S. monetary policy led to intermittent periods of volatility during the quarter.  We continue to maintain broad global access to both domestic and international markets.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the U.S. have declined slightly despite elevated sales incentives during the first quarter of fiscal 2017 as compared to the same period in fiscal 2016.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) decreased 4 percent in the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  The decrease in TMS sales was attributable to lower consumer demand for new vehicles, which contributed to a decrease in financing volume of 7 percent for the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  Overall market share decreased 3 percentage points for the first quarter of fiscal 2017 compared to the same period in fiscal 2016 primarily due to increased competition from financial institutions.

RESULTS OF OPERATIONS

Fiscal 2017 Summary

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended
	June 30,
(Dollars in millions)	2016	2015
Net income:
Finance operations[1]	$209	$103
Insurance operations[1]	32	32
Total net income	$241	$135

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $241 million for the first quarter of fiscal 2017 compared to $135 million for the same period in fiscal 2016.  The increase in net income for the first quarter of fiscal 2017 was primarily due to a $203 million increase in total financing revenues driven by a $195 million increase in operating lease revenues and a $201 million decrease in interest expense, partially offset by a $229 million increase in depreciation on operating leases and a $76 million increase in provision for income taxes.

Our overall capital position increased $0.3 billion, bringing total shareholder’s equity to $9.7 billion at June 30, 2016 as compared to $9.4 billion at March 31, 2016.  Our debt increased to $95.2 billion at June 30, 2016 from $93.6 billion at March 31, 2016.  Our debt-to-equity ratio decreased to 9.8 at June 30, 2016 from 10.0 at March 31, 2016.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2016	2015	Change
Financing revenues:
Operating lease	$1,891	$1,696	11%
Retail	456	457	-%
Dealer	111	102	9%
Total financing revenues	2,458	2,255	9%

Investment and other income, net	34	21	62%
Gross revenues from finance operations	2,492	2,276	9%

Less:
Depreciation on operating leases	1,589	1,360	17%
Interest expense	307	508	(40)%
Provision for credit losses	52	45	16%
Operating and administrative expenses	210	209	-%
Provision for income taxes	125	51	145%
Net income from finance operations	$209	$103	103%

Our finance operations reported net income of $209 million for the first quarter of fiscal 2017 compared to $103 million for the same period in fiscal 2016.  Finance operations results for the first quarter of fiscal 2017 increased compared to the same period in fiscal 2016, primarily due to a $195 million increase in operating lease revenues and a $201 million decrease in interest expense, partially offset by a $229 million increase in depreciation on operating leases and a $74 million increase in the provision for income taxes.

Financing Revenues

Total financing revenues increased 9 percent during the first quarter of fiscal 2017 as compared to the same period in fiscal 2016 due to the following:

•

Operating lease revenues increased 11 percent in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.

•

Retail contract revenues remained relatively consistent in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016 due to an increase in our average portfolio yields offsetting the lower average outstanding earning asset balances.

•

Dealer financing revenues increased 9 percent in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016, primarily due to an increase in our portfolio yields as well as higher average outstanding earning asset balances.

Our total portfolio yield, which includes operating lease, retail and dealer financing revenues, decreased slightly to 3.4 percent during the first quarter of fiscal 2017 compared to 3.6 percent for the same period in fiscal 2016, primarily due to decreases in our operating lease portfolio yield as a result of higher yielding assets being replaced by lower yielding assets.

Depreciation on Operating Leases

Depreciation on operating leases increased 17 percent during the first quarter of fiscal 2017 as compared to the same period in fiscal 2016.  The increase in depreciation was primarily attributable to an increase in average operating lease units outstanding during the first quarter of fiscal 2017 as compared to the same period in fiscal 2016.

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

	Three Months Ended
	June 30,
(Dollars in millions)	2016	2015
Interest expense on debt	$359	$323
Interest income on derivatives	(2)	(11)
Interest expense on debt and derivatives	357	312

Ineffectiveness related to hedge accounting derivatives	-	-
(Gain) loss on non-hedge accounting foreign currency transactions	(218)	354
Loss (gain) on non-hedge accounting foreign currency swaps	188	(234)
(Gain) loss on non-hedge accounting interest rate swaps	(20)	76
Total interest expense	$307	$508

During the first quarter of fiscal 2017, total interest expense decreased to $307 million from $508 million in the same period in fiscal 2016.  The decrease in total interest expense for the first quarter of fiscal 2017 can be primarily attributed to gains of $30 million on foreign currency transactions, net of foreign currency swaps, as compared to losses of $120 million in the same period of fiscal 2016, as well as gains of $20 million on non-hedge accounting interest rate swaps in the first quarter of fiscal 2017 compared to losses of $76 million for the same period in fiscal 2016.  In addition, in the first quarter of fiscal 2017, interest expense on debt and derivatives increased to $357 million from $312 million for the same period in fiscal 2016.

Interest expense on debt primarily represents net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discounts, premiums, debt issuance costs, and basis adjustments.  Interest expense on debt in the first quarter of fiscal 2017 increased to $359 million from $323 million in the same period in fiscal 2016 due to an increase in the amount of outstanding debt and the impact of higher weighted average interest rates on our commercial paper and our secured notes and loans payable.

Interest income on derivatives represents net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first quarter of fiscal 2017, we recorded net interest income of $2 million compared to net interest income of $11 million in the same period in fiscal 2016.

Gain or loss on non-hedge accounting foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use non-hedge accounting foreign currency swaps to economically hedge these foreign currency transactions. During the first quarter of fiscal 2017, the net gains of $30 million on our foreign currency transactions, net of foreign currency swaps, resulted primarily from a decrease in most foreign currency swap rates in which our transactions are denominated.  During the first quarter of fiscal 2016, we recorded net losses of $120 million on foreign currency transactions, net of foreign currency swaps, resulting from an increase in foreign currency swap rates.

Gain or loss on non-hedge accounting interest rate swaps represents the revaluation of U.S. dollar interest rate swaps.  During the first quarter of fiscal 2017, we recorded a gain of $20 million on non-hedge accounting interest rate swaps as a result of a decrease in U.S. dollar swap rates. During the first quarter of fiscal 2016, we recorded losses of $76 million on non-hedge accounting interest rate swaps as a result of an increase in U.S. dollar swap rates.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $52 million for the first quarter of fiscal 2017 compared to $45 million for the same period in fiscal 2016.  The increase in the provision for credit losses for the first quarter of fiscal 2017 was due to higher default frequency and loss severity, and overall portfolio growth primarily in the lease portfolio.

Operating and Administrative Expenses

Our operating and administrative expenses remained relatively consistent during the first quarter of fiscal 2017 compared to the same period in fiscal 2016. We continue to incur expenses associated with the planned relocation of our headquarters to Plano, Texas.  We expect to incur additional expenses over the next several years relating to our planned relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended
	June 30,		Percentage
	2016	2015	Change
Agreements (units in thousands)
Issued	600	547	10%
Average in force	6,997	6,167	13%

(Dollars in millions)
Insurance earned premiums and contract revenues	$193	$174	11%
Investment and other income, net	18	17	6%
Revenues from insurance operations	211	191	10%

Less:
Insurance losses and loss adjustment expenses	89	79	13%
Operating and administrative expenses	69	61	13%
Provision for income taxes	21	19	11%
Net income from insurance operations	$32	$32	-%

Our insurance operations reported net income of $32 million for both the first quarter of fiscal 2017 and fiscal 2016.  Although net income was flat for the first quarter of fiscal 2017 and fiscal 2016, there was a $19 million increase in insurance earned premiums and contract revenues, offset by a $10 million increase in insurance losses and loss adjustment expenses and an $8 million increase in operating and administrative expenses.

Agreements issued increased 10 percent during the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  The average number of agreements in force increased 13 percent during the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  The increases in the issued and the average in force agreements were primarily due to increased sales of prepaid maintenance agreements, tire and wheel protection agreements, guaranteed auto protection agreements and certified pre-owned warranties.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $193 million for the first quarter of fiscal 2017 compared to $174 million for the same period in fiscal 2016.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in the first quarter of fiscal 2017 compared to the same period in fiscal 2016 was due to an increase in the average in force agreements.

Our insurance operations reported investment and other income, net of $18 million first quarter of fiscal 2017 compared to $17 million for the same period in fiscal 2016.  Investment and other income, net consist primarily of dividend and interest income, realized gains and losses and other-than-temporary impairment on available-for-sale securities, if any.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $89 million for the first quarter of fiscal 2017 compared to $79 million for the same period in fiscal 2016.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in the first quarter of fiscal 2017 compared to the same period in fiscal 2016 was primarily due to an increase in the number of prepaid maintenance claims as a result of a higher number of average in force agreements and an increase in the severity of prepaid maintenance claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $69 million for the first quarter of fiscal 2017 compared to $61 million for the same period in fiscal 2016.  The increase in the first quarter of fiscal 2017 compared to the same period in fiscal 2016 was attributable to higher insurance dealer back-end program expenses and product expenses driven by the continued growth of our insurance business.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes for the first quarter of fiscal 2017 was $146 million compared to $70 million for the same period in fiscal 2016.  Our effective tax rate was 38 percent for the first quarter of fiscal 2017 compared to 34 percent for the first quarter of fiscal 2016. The increase in the provision for the first quarter of fiscal 2017 is consistent with the increase in our income before tax compared to the first quarter of fiscal 2016.  Additionally, the tax rate for the first quarter of fiscal 2016 reflects a favorable impact from state tax law changes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended
	June 30,		Percentage
(units in thousands):	2016	2015	Change
TMS new sales volume[1]	468	486	(4)%

Vehicle financing volume[2]
New retail contracts	144	174	(17)%
Used retail contracts	72	72	-%
Lease contracts	152	148	3%
Total	368	394	(7)%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	91	106	(14)%
Used retail contracts	22	11	100%
Lease contracts	128	132	(3)%
Total	241	249	(3)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	63.2%	60.9%
Used retail contracts	30.6%	15.3%
Lease contracts	84.2%	89.2%
Overall subvened contracts	65.5%	63.2%

Market share:[3]
Retail contracts	30.8%	35.6%
Lease contracts	31.4%	30.0%
Total	62.2%	65.6%

[l]

Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of 85 percent Toyota and Scion and 15 percent Lexus for the first quarter of fiscal 2017.  TMS new sales volume was comprised of approximately 84 percent Toyota and Scion and 16 percent Lexus for the first quarter of fiscal 2016.

[2]

Total financing volume is comprised of approximately 80 percent Toyota and Scion, 18 percent Lexus, and 2 percent non-Toyota/Lexus for the first quarter of fiscal 2017. Total financing volume was comprised of approximately 79 percent Toyota and Scion, 18 percent Lexus and 3 percent non-Toyota/Lexus for the first quarter of fiscal 2016.

[3]

Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMS new sales volume.  Vehicle sales by TMS decreased 4 percent for the first quarter of fiscal 2017 as compared to the same period in fiscal 2016, largely due to diminished demand for new vehicles as compared to recent years.  Our financing volume decreased 7 percent in the first quarter of fiscal 2017 compared to the same period in fiscal 2016 primarily due to increased competition from financial institutions and a decline in demand for new vehicles.  Overall market share and retail market share decreased 3 percentage points and 5 percentage points, respectively, in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016 primarily due to increased competition from financial institutions.

The majority of our lease contract terms are 36 and 24 months, which represent 88 percent and 5 percent, respectively, of our lease originations for the first quarter of fiscal 2017 compared to 81 percent and 9 percent, respectively, for the same period in fiscal 2016.

The composition of our net earning assets is summarized below:

	June 30,	March 31,
(Dollars in millions)	2016	2016	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$49,639	$49,870	-%
Dealer financing, net[1]	15,852	15,766	1%
Total finance receivables, net	65,491	65,636	-%
Investments in operating leases, net	37,201	36,488	2%
Net earning assets	$102,692	$102,124	1%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	997	998	-%
Vehicle dealers outside of the Toyota/Lexus dealer network	391	398	(2)%
Total number of dealers receiving wholesale financing	1,388	1,396	(1)%

Dealer inventory outstanding (units in thousands)	295	291	1%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 17 percent during the first quarter of fiscal 2017 compared to the same period in fiscal 2016 primarily due to increased competition from financial institutions, a decline in demand for new vehicles, as well as a continued focus by TMS on lease subvention as compared to retail subvention.  Retail contract market share also decreased 5 percentage points during the first quarter of fiscal 2017 as compared to the same period in fiscal 2016 due to increased competition from financial institutions.  Despite decreases in new retail contract volume and market share, our retail finance receivables, net remained consistent at June 30, 2016 as compared to March 31, 2016 as the average amount financed has increased.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 3 percent and our lease market share increased 1 percentage point during the first quarter of fiscal 2017 as compared to the same period in fiscal 2016.  Much of the increase in both lease financing volume and market share during the first quarter of fiscal 2017 was attributable to a continued focus by TMS on lease subvention in comparison to retail subvention, which resulted in an increase of 2 percent in investments in operating leases, net at June 30, 2016, as compared to the balance at March 31, 2016.

Dealer Financing and Earning Assets

Dealer financing, net and the total number of dealers receiving financing at June 30, 2016, remained relatively unchanged from March 31, 2016.

Residual Value Risk

The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected end-of-term market values, and the resulting impact on lease return rates and loss severity.

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of our carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  For investments in operating leases, adjustments are made on a straight-line basis over the remaining terms of the lease contracts and are included in Depreciation on operating leases in the Consolidated Statement of Income as a change in accounting estimate.

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended
	June 30,		Percentage
	2016	2015	Change
Depreciation on operating leases (dollars in millions)	$1,589	$1,360	17%
Average operating lease units outstanding (in thousands)	1,400	1,199	17%

Depreciation expense on operating leases increased 17 percent during the first quarter of fiscal 2017 as compared to the same period in fiscal 2016, due primarily to an increase in the average operating lease units outstanding.  We continue to experience higher leasing volume which will result in an increase in our maturities in future years.  The increase in the lease portfolio over the past several years, in addition to higher volume of shorter term leases originated in the last few years, will result in maturities increasing 37 percent in fiscal 2017.  We expect that these trends could unfavorably impact the volume of used vehicles held for sale, return rates, residual values, and depreciation expense.

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

The following table provides information related to our credit loss experience:

	June 30,	March 31,	June 30,
	2016	2016	2015
Net charge-offs as a percentage of average gross[1] earning assets
Finance receivables	0.42%	0.42%	0.28%
Operating leases	0.32%	0.31%	0.20%
Total	0.38%	0.38%	0.25%

Default frequency as a percentage of outstanding contracts	1.45%	1.27%	1.25%
Average loss severity per unit[2]	$7,861	$6,934	$6,466

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.36%	0.29%	0.30%
Operating leases[4]	0.26%	0.22%	0.21%
Total	0.32%	0.26%	0.27%

[1]	Net charge-off ratios have been annualized using three month results for the periods ended June 30, 2016 and 2015.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets increased from 0.25 percent at June 30, 2015 to 0.38 percent at June 30, 2016 due to increased default frequency and loss severity.  Default frequency as a percentage of outstanding contracts increased to 1.45 percent for the first quarter of fiscal 2017 compared to 1.25 percent in the same period in fiscal 2016 as a result of higher delinquencies.  Our delinquencies increased to 0.32 percent for first quarter of fiscal 2017 compared to 0.27 percent in the same period in fiscal 2016 as a result of higher consumer debt levels.  The increase in our delinquencies from March 31, 2016 to June 30, 2016 reflects our typical seasonal pattern for delinquency.  Our average loss severity for the first quarter of fiscal 2017 increased to $7,861 from $6,466 in the first quarter of fiscal 2016 due primarily to declines in used vehicle values for Toyota and Lexus vehicles.

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

The allowance for credit losses for our dealer portfolio is established by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles, real estate or dealership assets).  We analyze the loan-risk pools using internally developed risk ratings for each dealer.  In addition, we have established procedures that focus on managing high risk loans in our dealer portfolio.  Our field operations management and special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

The following table provides information related to our allowance for credit losses:

	Three Months Ended
	June 30,
(Dollars in millions)	2016	2015
Allowance for credit losses at beginning of period	$535	$485
Provision for credit losses	52	45
Charge-offs, net of recoveries[1]	(98)	(63)
Allowance for credit losses at end of period	$489	$467
[1]	Charge-offs are shown net of recoveries of $20 million for both the three months ended June 30, 2016 and 2015.

Our allowance for credit losses increased $22 million from $467 million at June 30, 2015 to $489 million at June 30, 2016 due to higher default frequency and loss severity and general portfolio growth.  Our allowance for credit losses decreased $46 million from March 31, 2016 to June 30, 2016 due to an improvement in the financial performance of certain dealers as well as a reduction in the specific reserves for certain impaired dealers.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets and through loans, credit facilities, and other transactions as well as generating liquidity from our earning assets.  This strategy has led us to develop a borrowing base that is distributed across a variety of markets, geographies, investors and financing structures, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value:

	June 30,	March 31,
(Dollars in millions)	2016	2016
Commercial paper[1]	$27,435	$26,608
Unsecured notes and loans payable[2]	53,504	52,741
Secured notes and loans payable[3]	14,119	14,123
Carrying value adjustment[4]	148	122
Total debt	$95,206	$93,594
[1]	Includes unamortized premium/discount.
[2]

Includes unamortized premium/discount, debt issuance costs, and the effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.

[3]	Includes unamortized premium/discount and debt issuance costs.
[4]

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. Our funding volume is primarily based on the expected net change in earning assets and debt maturities.

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.5 billion to $11.7 billion with an average balance of $9.5 billion during the quarter ended June 30, 2016.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  These countries include but are not limited to Portugal, Ireland, Italy, Greece, Spain, Cyprus, Russia and Ukraine.  We do not currently have exposure to these or other sovereign counterparties.  As of June 30, 2016, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in countries experiencing such issues were not material, either individually or collectively.  We also maintained a total of $20.4 billion in committed syndicated and bilateral credit facilities for our liquidity purposes as of June 30, 2016.  As of June 30, 2016, approximately 3 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $26.4 billion to $29.2 billion during the quarter ended June 30, 2016, with an average outstanding balance of $27.6 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")	Eurobonds	Other		Total unsecured notes and loans payable[4]
Balance at March 31, 2016¹	$33,668		$13,457	$624	$5,222		$52,971
Issuances	4,891	[2]	-	-	1,550	[3]	6,441
Maturities and terminations	(4,763)		-	-	(700)		(5,463)
Non-cash changes in foreign currency rates	-		(209)	(9)	-		(218)
Balance at June 30, 2016¹	$33,796		$13,248	$615	$6,072		$53,731

[1]

Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, fair value adjustments to debt in hedge accounting relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

[2]

MTNs and domestic bonds issued during the first quarter of fiscal 2017 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 1 percent to 3.1 percent.

[3]	Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 0.6 percent to 1.5 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2015, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €28.0 billion was available for issuance at June 30, 2016.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

TMCC has entered into term loan agreements with various banks.  These term loan agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.  In addition, we may issue other debt securities through the global capital markets or enter into other unsecured financing arrangements.

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

Securitization

We maintain shelf registration statements with the Securities and Exchange Commission (“SEC”) to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of June 30, 2016 and March 31, 2016, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2016 and March 31, 2016.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2016, TMCC had committed bank credit facilities totaling $5.4 billion, of which $1.9 billion, $775 million, $1.7 billion, and $1.0 billion mature in fiscal 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2016 and March 31, 2016. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2016 Form 10-K.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, interest rate caps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements.  All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee which provides a framework for financial controls and governance to manage market risk.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in the Consolidated Statement of Income.  As of June 30, 2016 and March 31, 2016, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in the Consolidated Balance Sheet:

	June 30,	March 31,
(Dollars in millions)	2016	2016
Gross derivatives assets, net of credit valuation adjustment	$1,161	$973
Less: Counterparty netting and collateral	(1,112)	(905)
Derivative assets, net	$49	$68

Gross derivative liabilities, net of credit valuation adjustment	$1,535	$1,310
Less: Counterparty netting and collateral	(1,515)	(1,303)
Derivative liabilities, net	$20	$7

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2016, we held collateral of $423 million, which offset derivative assets, and we posted collateral of $826 million, which offset derivative liabilities.  We also held excess collateral of $7 million which we did not use to offset derivative assets, and we posted excess collateral of $6 million which we did not use to offset derivative liabilities.  As of March 31, 2016, we held collateral of $320 million, which offset derivative assets, and we posted collateral of $718 million which offset derivative liabilities.  We held excess collateral of $2 million, which we did not use to offset derivative assets, and we posted excess collateral of $22 million which we did not use to offset derivative liabilities.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at June 30, 2016 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of June 30, 2016, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2016 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	June 30,	March 31,
(Dollars in millions)	2016	2016
Credit Rating
AA	$-	$2
A	50	63
BBB	-	5
Total net counterparty credit exposure	$50	$70

We exclude from the table above credit valuation adjustments of $1 million and $2 million as of June 30, 2016 and March 31, 2016, respectively, related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statement of Income.  Refer to Note 2 – Fair Value Measurements of the Notes to Consolidated Financial Statements for further discussion.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2016 Form 10-K, as well as above in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  See Note 12 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2016 Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 70.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 10, 2016	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2016	By	/s/ Chris Ballinger
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