Form 10-Q
period 2016-09-30
TOYOTA MOTOR CREDIT CORP
filed 2016-11-09
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Financing revenues:
Operating lease	$1,925	$1,789	$3,816	$3,485
Retail	459	465	915	922
Dealer	112	99	223	201
Total financing revenues	2,496	2,353	4,954	4,608
Depreciation on operating leases	1,683	1,446	3,272	2,806
Interest expense	297	203	604	711
Net financing revenues	516	704	1,078	1,091

Insurance earned premiums and contract revenues	199	178	392	352
Investment and other income, net	112	14	164	52
Net financing revenues and other revenues	827	896	1,634	1,495

Expenses:
Provision for credit losses	161	105	213	150
Operating and administrative	317	287	596	557
Insurance losses and loss adjustment expenses	91	78	180	157
Total expenses	569	470	989	864

Income before income taxes	258	426	645	631
Provision for income taxes	95	161	241	231

Net income	$163	$265	$404	$400

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$163	$265	$404	$400
Other comprehensive (loss) income, net of tax:
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax (provision) benefit of ($10), $20, ($32) and $41, respectively]	16	(32)	52	(68)
Reclassification adjustment for net (gains) losses on available-for-sale marketable securities included in investment and other income, net [net of tax provision (benefit) of $27, ($8), $32 and ($4), respectively]	(43)	13	(51)	6
Other comprehensive (loss) income	(27)	(19)	1	(62)
Comprehensive income	$136	$246	$405	$338

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions except share data)
(Unaudited)

	September 30,	March 31,
	2016	2016
ASSETS
Cash and cash equivalents	$3,237	$2,701
Restricted cash and cash equivalents	1,150	1,010
Investments in marketable securities	6,706	6,540
Finance receivables, net	65,478	65,636
Investments in operating leases, net	37,719	36,488
Other assets	1,503	2,217
Total assets	$115,793	$114,592

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$94,086	$93,594
Deferred income taxes	8,219	8,016
Other liabilities	3,686	3,585
Total liabilities	105,991	105,195

Commitments and contingencies (See Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at September 30, 2016 and March 31, 2016	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	166	165
Retained earnings	8,719	8,315
Total shareholder's equity	9,802	9,397
Total liabilities and shareholder's equity	$115,793	$114,592

The following table presents the assets and liabilities of our consolidated variable interest entities (See Note 10).

	September 30,	March 31,
	2016	2016
ASSETS
Finance receivables, net	$13,738	$14,130
Investments in operating leases, net	3,520	2,504
Other assets	105	84
Total assets	$17,363	$16,718

LIABILITIES
Debt	$14,172	$14,123
Other liabilities	5	5
Total liabilities	$14,177	$14,128

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total

Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

Net income for the six months ended September 30, 2015	-	-	-	400	400
Other comprehensive loss, net of tax	-	-	(62)	-	(62)
Balance at September 30, 2015	$915	$2	$158	$7,783	$8,858

Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

Net income for the six months ended September 30, 2016	-	-	-	404	404
Other comprehensive income, net of tax	-	-	1	-	1
Balance at September 30, 2016	$915	$2	$166	$8,719	$9,802

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$404	$400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,303	2,833
Recognition of deferred income	(877)	(841)
Provision for credit losses	213	150
Amortization of deferred costs	315	298
Foreign currency and other adjustments to the carrying value of debt, net	(114)	219
Net realized gains from sales and other-than-temporary impairment on available-for-sale securities	(83)	10
Net change in:
Restricted cash and cash equivalents	7	(42)
Derivative assets	23	2
Other assets (Note 8) and accrued interest	(179)	65
Deferred income taxes	203	252
Derivative liabilities	(2)	(35)
Other liabilities	124	182
Net cash provided by operating activities	3,337	3,493

Cash flows from investing activities:
Purchase of investments in marketable securities	(2,209)	(2,674)
Proceeds from sales of investments in marketable securities	407	356
Proceeds from maturities of investments in marketable securities	1,711	2,921
Acquisition of finance receivables	(12,572)	(13,722)
Collection of finance receivables	12,173	12,411
Net change in wholesale and certain working capital receivables	466	1,057
Acquisition of investments in operating leases	(9,595)	(10,079)
Disposals of investments in operating leases	5,427	3,978
Net change in financing support provided to affiliates	973	177
Cash equivalents (restricted) to acquire finance receivables and investment in operating leases, net	(147)	-
Other, net	(32)	(17)
Net cash used in investing activities	(3,398)	(5,592)

Cash flows from financing activities:
Proceeds from issuance of debt	13,089	15,301
Payments on debt	(13,576)	(11,204)
Net change in commercial paper	1,093	552
Net change in financing support provided by affiliates	(9)	1
Net cash provided by financing activities	597	4,650
Net increase in cash and cash equivalents	536	2,551
Cash and cash equivalents at the beginning of the period	2,701	2,407
Cash and cash equivalents at the end of the period	$3,237	$4,958
Supplemental disclosures:
Interest paid, net	$684	$573
Income taxes (received) paid, net	$(5)	$(190)

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements for the three and six months ended September 30, 2016 and 2015 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2016 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2017 (“fiscal 2017”).

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

Related party transactions are disclosed in Note 14 – Related Party Transactions.

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

In May 2015, the FASB issued new guidance that requires additional disclosures related to short-duration insurance contracts.  This accounting guidance is effective for us for the annual period beginning April 1, 2016 and for interim periods within annual periods beginning April 1, 2017.  The adoption of this guidance is limited to disclosure and will not have an impact on our consolidated financial statements.

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

In February 2016, the FASB issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The new leasing standard represents a wholesale change to lease accounting.  This accounting guidance will be effective for us on April 1, 2019.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in the classification of certain items in the statement of cash flows. This accounting guidance will be effective for us on April 1, 2018. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In October 2016, the FASB issued new guidance that further amends the analysis a reporting entity must perform to determine whether it should consolidate certain legal entities.  The guidance specifically addresses interests held through related parties that are under common control.  This accounting guidance will be effective for us on April 1, 2017.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In April 2016, we adopted new FASB accounting guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  As a result of adopting this guidance, we have reclassified our debt issuance costs from Other assets to Debt on our Consolidated Balance Sheet and conformed applicable footnote disclosures for all periods presented. These amounts are not material to our consolidated financial statements.

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

	September 30, 2016
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$236	$1,037	$-	$-	$1,273
Certificates of deposit	-	1,775	-	-	1,775
Cash equivalents total	236	2,812	-	-	3,048
Restricted cash equivalents	147	-	-	-	147
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,812	55	2	-	2,869
Municipal debt securities	-	12	-	-	12
Certificates of deposit	455	400	-	-	855
Corporate debt securities	247	129	8	-	384
Mortgage-backed securities:
U.S. government agency	-	54	-	-	54
Non-agency residential	-	-	3	-	3
Non-agency commercial	-	-	38	-	38
Asset-backed securities	-	-	34	-	34
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value	-	-	-	-	1,793
Total return bond funds	398	-	-	-	398
Equity mutual fund	266	-	-	-	266
Available-for-sale securities total	4,178	650	85	-	6,706
Derivative assets:
Foreign currency swaps	-	233	-	-	233
Interest rate swaps	-	559	33	-	592
Interest rate floors	-	4	-	-	4
Counterparty netting and collateral	-	-	-	(784)	(784)
Derivative assets total	-	796	33	(784)	45
Assets at fair value	4,561	4,258	118	(784)	9,946
Derivative liabilities:
Foreign currency swaps	-	(829)	(49)	-	(878)
Interest rate swaps	-	(337)	-	-	(337)
Counterparty netting and collateral	-	-	-	1,210	1,210
Liabilities at fair value	-	(1,166)	(49)	1,210	(5)
Net assets at fair value	$4,561	$3,092	$69	$426	$9,941

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three and six months ended September 30, 2016 and 2015 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, July 1, 2016	$2	$7	$45	$35	$89	$62	$(42)	$20	$109
Total gains (losses)
Included in earnings	-	-	-	-	-	-	(8)	(8)	(8)
Included in other comprehensive income	-	1	-	-	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	-	1	1	-	-	-	1
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(4)	(2)	(6)	(29)	1	(28)	(34)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2016	$2	$8	$41	$34	$85	$33	$(49)	$(16)	$69
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$-	$(8)	(8)	(8)

Three Months Ended September 30, 2015
Total net
assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, July 1, 2015	$2	$8	$46	$37	$93	$1	$30	$31	$124
Total gains (losses)
Included in earnings	-	-	-	-	-	(1)	(20)	(21)	(21)
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(1)	(2)	(1)	-	(1)	(3)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2015	$2	$8	$45	$36	$91	$(1)	$10	$9	$100
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(1)	$(20)	$(21)	$(21)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	Six Months Ended September 30, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
Total gains (losses)
Included in earnings	-	-	-	-	-	20	(32)	(12)	(12)
Included in other comprehensive income	-	1	1	-	2	-	-	-	2
Purchases, issuances, sales, and settlements
Purchases	-	-	-	3	3	-	-	-	3
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(5)	(6)	(11)	(26)	(3)	(29)	(40)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2016	$2	$8	$41	$34	$85	$33	$(49)	$(16)	$69
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$20	$(32)	$(12)	$(12)

	Six Months Ended September 30, 2015
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
Total gains (losses)
Included in earnings	-	-	-	-	-	(1)	7	6	6
Included in other comprehensive income	-	-	(1)	-	(1)	-	-	-	(1)
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(2)	-	(1)	(3)	-	-	-	(3)
Settlements	-	-	(2)	(2)	(4)	(1)	(4)	(5)	(9)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	(4)	-	-	(4)	-	-	-	(4)
Fair value, September 30, 2015	$2	$8	$45	$36	$91	$(1)	$10	$9	$100
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(1)	$7	$6	$6

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of September 30, 2016 and March 31, 2016.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three and six months ended September 30, 2016 and as of and for the year ended March 31, 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheet:

	September 30, 2016
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,123	$-	$-	$50,309	$50,309
Wholesale	8,756	-	-	8,806	8,806
Real estate	4,584	-	-	4,342	4,342
Working capital	1,887	-	-	1,876	1,876

Financial liabilities
Commercial paper	$27,718	$-	$27,718	$-	$27,718
Unsecured notes and loans payable	52,196	-	51,696	2,211	53,907
Secured notes and loans payable	14,172	-	-	14,214	14,214

	March 31, 2016
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,865	$-	$-	$49,551	$49,551
Wholesale	9,160	-	-	9,207	9,207
Real estate	4,590	-	-	4,277	4,277
Working capital	1,888	-	-	1,894	1,894

Financial liabilities
Commercial paper	$26,608	$-	$26,608	$-	$26,608
Unsecured notes and loans payable	52,863	-	52,913	1,387	54,300
Secured notes and loans payable	14,123	-	-	14,125	14,125

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $123 million and $128 million at September 30, 2016 and March 31, 2016, respectively.

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

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	September 30, 2016
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$2,866	$4	$(1)	$2,869
Municipal debt securities	10	2	-	12
Certificates of deposit	855	-	-	855
Corporate debt securities	378	6	-	384
Mortgage-backed securities:
U.S. government agency	52	2	-	54
Non-agency residential	2	1	-	3
Non-agency commercial	37	1	-	38
Asset-backed securities	35	-	(1)	34
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	60	-	-	60
U.S. government sector fund	396	14	-	410
Municipal sector fund	19	-	-	19
Investment grade corporate sector fund	271	12	-	283
High-yield sector fund	83	6	-	89
Real return sector fund	201	20	-	221
Mortgage sector fund	329	13	-	342
Asset-backed securities sector fund	117	10	-	127
Emerging market sector fund	102	5	-	107
International sector fund	135	-	-	135
Total return bond funds	382	16	-	398
Equity mutual fund	108	158	-	266
Total investments in marketable securities	$6,438	$270	$(2)	$6,706

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of September 30, 2016 and March 31, 2016.

Realized Gains and Losses on Securities

The following table represents realized gains and losses and other-than-temporary impairment on our available-for-sale securities:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Available-for-sale securities:
Realized gains on sales	$80	$14	$93	$26
Realized losses on sales	$-	$-	$-	$(1)
Other-than-temporary impairment	$(10)	$(35)	$(10)	$(35)

In October 2016, we sold our remaining Equity mutual fund portfolio to take advantage of favorable market conditions.  The sale resulted in cash proceeds of approximately $262 million and realized gains of approximately $154 million, which will be reflected in our results of operations for the third quarter of fiscal 2017.  The proceeds are expected to be utilized for general corporate purposes, including the purchase of retail and lease contracts and the payment of debt.

Contractual Maturities

The amortized cost, fair value, and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	September 30, 2016
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$3,193	$3,194
Due after 1 year through 5 years	729	732
Due after 5 years through 10 years	116	119
Due after 10 years	71	75
Mortgage-backed and asset-backed securities[1]	126	129
Total	$4,235	$4,249

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

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

Finance receivables, net consisted of the following:

	September 30,	March 31,
	2016	2016
Retail receivables	$36,764	$36,020
Securitized retail receivables	13,947	14,343
Dealer financing	15,445	15,899
	66,156	66,262

Deferred origination (fees) and costs, net	656	663
Deferred income	(945)	(868)
Allowance for credit losses
Retail and securitized retail receivables	(295)	(289)
Dealer financing	(94)	(132)
Total allowance for credit losses	(389)	(421)
Finance receivables, net	$65,478	$65,636

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	September 30,	March 31,
	2016	2016
Aging of finance receivables:
Current	$49,780	$49,590
30-59 days past due	691	584
60-89 days past due	162	129
90 days or greater past due	78	60
Total	$50,711	$50,363

	Wholesale		Real Estate		Working Capital
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2016	2016	2016	2016	2016	2016
Credit quality indicators:
Performing	$7,680	$8,099	$3,900	$3,822	$1,692	$1,686
Credit Watch	1,064	1,041	693	763	198	229
At Risk	92	113	93	109	15	17
Default	8	9	10	10	-	1
Total	$8,844	$9,262	$4,696	$4,704	$1,905	$1,933

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2016	2016	2016	2016	2016	2016

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$77	$98	$77	$98	$6	$9
Real estate	83	119	83	119	12	15
Working capital	33	37	33	37	9	30
Total	$193	$254	$193	$254	$27	$54

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$125	$185	$125	$185
Real estate	117	98	117	98
Working capital	-	3	-	3
Total	$242	$286	$242	$286

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$224	$226	$221	$223
Total	$224	$226	$221	$223

Total impaired account balances:
Retail loan	$224	$226	$221	$223
Wholesale	202	283	202	283
Real estate	200	217	200	217
Working capital	33	40	33	40
Total	$659	$766	$656	$763

As of September 30, 2016 and March 31, 2016, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $221 million and $299 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of September 30, 2016 and March 31, 2016, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 6 – Allowance for Credit Losses for detail about the impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$59	$88	$72	$84	$1	$1	$1	$1
Real estate	87	88	98	76	-	-	1	1
Working capital	33	35	34	35	1	1	1	1
Total	$179	$211	$204	$195	$2	$2	$3	$3

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$160	$104	$168	$105	$-	$1	$2	$1
Real estate	112	85	108	87	2	1	3	2
Working capital	-	4	1	3	-	-	-	-
Total	$272	$193	$277	$195	$2	$2	$5	$3

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$224	$252	$225	$256	$4	$4	$8	$9
Total	$224	$252	$225	$256	$4	$4	$8	$9

Total impaired account balances:
Retail loan	$224	$252	$225	$256	$4	$4	$8	$9
Wholesale	219	192	240	189	1	2	3	2
Real estate	199	173	206	163	2	1	4	3
Working capital	33	39	35	38	1	1	1	1
Total	$675	$656	$706	$646	$8	$8	$16	$15

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  In addition, interest income recognized using a cash-basis method of accounting during the three and six months ended September 30, 2016 and 2015 was not significant. Average Impaired Finance Receivables and Interest Income Recognized during the three and six months ended September 30, 2015 related to our commercial finance business were not significant.  As discussed in our Form 10-K for fiscal 2016, we sold our commercial finance business on October 1, 2015.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2016 and 2015 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and six months ended September 30, 2016 and 2015.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2016 and 2015, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and six months ended September 30, 2016 and 2015, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	September 30,	March 31,
	2016	2016
Investments in operating leases	$42,438	$42,220
Securitized investments in operating leases	4,682	3,364
	47,120	45,584
Deferred origination (fees) and costs, net	(200)	(190)
Deferred income	(1,178)	(1,080)
Accumulated depreciation	(7,886)	(7,712)
Allowance for credit losses	(137)	(114)
Investments in operating leases, net	$37,719	$36,488

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Allowance for credit losses at beginning of period	$489	$467	$535	$485
Provision for credit losses	161	105	213	150
Transferred to held-for-sale[1]	-	(7)	-	(7)
Charge-offs, net of recoveries	(124)	(92)	(222)	(155)
Allowance for credit losses at end of period	$526	$473	$526	$473

1 Amount relates to the commercial finance business which was sold on October 1, 2015.

Charge-offs are shown net of recoveries of $20 million and $40 million for the three and six months ended September 30, 2016, respectively, and recoveries of $18 million and $38 million for the three and six months ended September 30, 2015, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment:

	Three Months Ended September 30, 2016
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, July 1, 2016	$278	$88	$366
Charge-offs	(99)	-	(99)
Recoveries	13	-	13
Provisions	103	6	109
Ending balance, September 30, 2016	$295	$94	$389

	Six Months Ended September 30, 2016
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2016	$289	$132	$421
Charge-offs	(181)	-	(181)
Recoveries	26	-	26
Provisions	161	(38)	123
Ending balance, September 30, 2016	$295	$94	$389

Ending balance: Individually evaluated for impairment	$-	$27	$27
Ending balance: Collectively evaluated for impairment	$295	$67	$362

Finance Receivables:
Ending balance, September 30, 2016	$50,711	$15,445	$66,156
Ending balance: Individually evaluated for impairment	$-	$435	$435
Ending balance: Collectively evaluated for impairment	$50,711	$15,010	$65,721

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

The ending balance of finance receivables collectively evaluated for impairment in the preceding table includes approximately $224 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of September 30, 2016, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2016 includes $1,054 million in finance receivables that are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”), and $158 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

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

Included in the tables above are the allowance for credit losses and finance receivables from our commercial portfolio segment related to the commercial finance business that was sold on October 1, 2015.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

The ending balance of finance receivables collectively evaluated for impairment in the preceding table includes approximately $245 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segments when determining the allowance for credit losses as of September 30, 2015, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment. The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2015 includes $992 million in finance receivables that are guaranteed by TMS, and $138 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	September 30,	March 31,
	2016	2016
Aggregate balances 60 or more days past due
Finance receivables	$240	$189
Investments in operating leases	105	80
Total	$345	$269

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	September 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$691	$162	$78	$931	$49,780	$50,711	$54
Wholesale	-	-	-	-	8,844	8,844	-
Real estate	-	-	-	-	4,696	4,696	-
Working capital	-	-	-	-	1,905	1,905	-
Total	$691	$162	$78	$931	$65,225	$66,156	$54

	March 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$584	$129	$60	$773	$49,590	$50,363	$35
Wholesale	-	-	-	-	9,262	9,262	-
Real estate	-	-	-	-	4,704	4,704	-
Working capital	-	-	-	-	1,933	1,933	-
Total	$584	$129	$60	$773	$65,489	$66,262	$35

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of September 30, 2016, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all of our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2016 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet:

	September 30, 2016
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$41,892	$592	$41,892	$592
Interest rate floors	-	-	1,673	4	1,673	4
Foreign currency swaps	364	76	2,132	157	2,496	233
Total	$364	$76	$45,697	$753	$46,061	$829

Counterparty netting and collateral held						(784)
Carrying value of derivative contracts – Other assets						$45

Other liabilities:
Interest rate swaps	$-	$-	$60,122	$337	$60,122	$337
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	-	-	12,106	878	12,106	878
Total	$-	$-	$72,258	$1,215	$72,258	$1,215

Counterparty netting and collateral posted						(1,210)
Carrying value of derivative contracts – Other liabilities						$5

As of September 30, 2016, we held collateral of $270 million, which offset derivative assets, and posted collateral of $696 million, which offset derivative liabilities.  We also held excess collateral of $11 million, which we did not use to offset derivative assets, and we posted excess collateral of $15 million which we did not use to offset derivative liabilities.

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest expense on debt	$377	$307	$736	$630
Interest (income) expense on derivatives	(5)	6	(7)	(5)
Interest expense on debt and derivatives, net	372	313	729	625

(Gain) loss on hedge accounting derivatives:
Foreign currency swaps	(4)	2	(37)	17
(Gain) loss on hedge accounting derivatives	(4)	2	(37)	17
Less hedged item: change in fair value of fixed rate debt denominated in a foreign currency	4	(3)	37	(18)
Ineffectiveness related to hedge accounting derivatives	-	(1)	-	(1)

Loss (gain) on debt denominated in foreign currencies and U.S. dollar non-hedge accounting derivatives:
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	156	(200)	(62)	154
(Gain) loss on non-hedge accounting foreign currency swaps	(156)	141	32	(93)
(Gain) loss on U.S. dollar non-hedge accounting interest rate swaps	(75)	(50)	(95)	26
Total interest expense	$297	$203	$604	$711

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses on hedge accounting derivatives and debt dominated in foreign currencies exclude net interest settlements and changes in accruals.  Cash flows associated with hedge accounting, non-hedge accounting, and de-designated derivatives are reported in Net cash provided by operating activities in our Statement of Cash Flows.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the three and six months ended September 30, 2016 and 2015 as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	September 30,	March 31,
	2016	2016
Other assets:
Notes receivable from affiliates	$204	$1,177
Used vehicles held for sale	359	319
Income taxes receivable	-	31
Derivative assets	45	68
Other assets	895	622
Total other assets	$1,503	$2,217

Other liabilities:
Unearned insurance premiums and contract revenues	$2,083	$1,985
Accounts payable and accrued expenses	941	939
Deferred income	476	462
Income taxes payable	14	-
Derivative liabilities	5	7
Other liabilities	167	192
Total other liabilities	$3,686	$3,585

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	September 30,	March 31,	September 30,	March 31,
	2016	2016	2016	2016
Commercial paper	$27,718	$26,608	0.85%	0.60%
Unsecured notes and loans payable	52,048	52,741	1.82%	1.76%
Secured notes and loans payable	14,172	14,123	1.09%	0.91%
Carrying value adjustment	148	122
Total debt	$94,086	$93,594	1.43%	1.30%

Included in the carrying value of our debt are unamortized premiums, discounts and debt issuance costs of $297 million and $280 million as of September 30, 2016 and March 31, 2016, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $27.8 billion, $52.3 billion, and $14.2 billion, respectively, as of September 30, 2016, and $26.6 billion, $53.0 billion and $14.1 billion, respectively, as of March 31, 2016.

As of September 30, 2016, our commercial paper had a weighted average remaining maturity of 95 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0 percent to 9.4 percent at September 30, 2016 and March 31, 2016.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  At September 30, 2016 and March 31, 2016, the carrying values of these foreign currency denominated notes and loans payable were $13.5 billion and $13.1 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into foreign currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 0.7 percent to 1.7 percent at September 30, 2016 and 0.5 percent to 1.7 percent at March 31, 2016.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt increased by $26 million at September 30, 2016 compared to March 31, 2016 primarily as a result of changes in U.S. dollar rates relative to certain other currencies in which our hedged debt is denominated.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements:

	September 30, 2016
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$778	$13,947	$13,738	$7	$11,833	$4
Investments in operating leases	204	4,682	3,520	98	2,339	1
Total	$982	$18,629	$17,258	$105	$14,172	$5

	March 31, 2016
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$853	$14,343	$14,130	$6	$12,434	$4
Investments in operating leases	136	3,364	2,504	78	1,689	1
Total	$989	$17,707	$16,634	$84	$14,123	$5

Restricted Cash shown in the table above represents collections from the underlying Gross Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted cash and cash equivalents on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,469 million and $1,264 million of securities retained by TMCC at September 30, 2016 and March 31, 2016, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

The transfers of the Securitized Assets to the special purpose entities in our securitizations are considered to be sales for legal purposes.  However, the Securitized Assets and the related secured debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the Securitized Assets and interest expense on the secured debt issued by the special purpose entities.  We also maintain an allowance for credit losses on the Securitized Assets to cover estimated probable credit losses using a methodology consistent with that used for our non-securitized asset portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in the Consolidated Balance Sheet as of September 30, 2016 and March 31, 2016 and revenues received from these dealers during the three and six months ended September 30, 2016 and 2015 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of September 30, 2016 and March 31, 2016 were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2016 and March 31, 2016.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2016, TMCC had committed bank credit facilities totaling $5.4 billion of which $1.9 billion, $775 million, $1.7 billion, and $1.0 billion mature in fiscal 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2016 and March 31, 2016. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	September 30,	March 31,
	2016	2016
Commitments:
Credit facilities commitments with dealers	$1,265	$1,168
Minimum lease commitments	70	55
Total commitments	1,335	1,223
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,435	$1,323

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments in the table above include $14 million and $16 million for facilities leases with affiliates at September 30, 2016 and March 31, 2016, respectively.  At September 30, 2016, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows:

Future minimum
Years ending March 31,	lease payments
2017	$12
2018	21
2019	13
2020	8
2021	5
Thereafter	11
Total	$70

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

On April 28, 2014, the Company announced that our corporate headquarters will move from Torrance, California to Plano, Texas as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing to a single new headquarters facility.  To date, the Company has not incurred significant costs related to employee relocation, lease termination or other related relocation expenses as a result of this planned headquarters move.  These moving costs are currently estimated to be approximately $118 million and will be expensed as incurred over the next several years.  The moving costs incurred during the three and six months ended September 30, 2016 were not significant.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2016 and March 31, 2016.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2016, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2016 and March 31, 2016, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 37 percent for the three and six months ended September 30, 2016, compared to 38 percent and 37 percent for the same periods in fiscal 2016, respectively.  Our provision for income taxes was $95 million and $241 million for the three and six months ended September 30, 2016, respectively, compared to $161 million and $231 million for the same periods in fiscal 2016.  The change in the provision for income taxes for the three and six months ended September 30, 2016 is consistent with the change in our income before tax compared to the same periods in fiscal 2016.

Tax-related Contingencies

As of September 30, 2016, we remain under IRS examination for fiscal 2016 and 2017.  The IRS examination for fiscal 2015 was concluded in the second quarter of fiscal 2017.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the quarter ended September 30, 2016, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.3 billion and $1.9 billion at September 30, 2016 and March 31, 2016, and were primarily due to the deferred deduction of allowance for credit and residual value losses and federal tax loss carryforwards that expire in fiscal 2035.  The total deferred tax liability at September 30, 2016, net of these deferred tax assets, was $8.2 billion compared to $8.0 billion at March 31, 2016.  Realization with respect to the federal tax loss carryforwards is dependent on sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of September 30, 2016, there were no material changes to our related party agreements or relationships as described in our fiscal 2016 Form 10-K.  The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net financing revenues:
Manufacturers’ subvention support and other revenues	$335	$330	$671	$647
Origination costs paid to affiliates	$(1)	$(1)	$(1)	$(1)
Credit support fees incurred	$(23)	$(23)	$(46)	$(45)
Interest and other expenses paid to affiliates	$-	$-	$(1)	$(2)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$35	$33	$69	$65

Investments and other income, net:
Interest earned on notes receivable from affiliates	$2	$2	$4	$3
Other income from affiliates	$1	$-	$1	$-

Expenses:
Shared services charges and other expenses	$11	$13	$22	$27
Employee benefits expense	$6	$8	$12	$16
Insurance losses and loss adjustment expenses	$-	$-	$1	$-

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)

	September 30,	March 31,
	2016	2016
Assets:
Finance receivables, net
Accounts receivable from affiliates	$119	$119
Notes receivable under home loan programs	$4	$9
Deferred retail origination costs paid to affiliates	$2	$1
Deferred retail subvention income from affiliates	$(885)	$(794)

Investments in operating leases, net
Leases to affiliates	$3	$2
Deferred lease origination costs paid to affiliates	$1	$1
Deferred lease subvention income from affiliates	$(1,148)	$(1,057)

Other assets
Notes receivable from affiliates	$204	$1,177
Other receivables from affiliates	$70	$7
Subvention support receivable from affiliates	$174	$127

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$309	$278
Accounts payable to affiliates	$65	$209
Notes payable to affiliates	$11	$20

Shareholder’s Equity:
Stock-based compensation	$2	$2

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended September 30, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,496	$-	$-	$2,496
Insurance earned premiums and contract revenues	-	199	-	199
Investment and other income, net	100	12	-	112
Total gross revenues	2,596	211	-	2,807

Less:
Depreciation on operating leases	1,683	-	-	1,683
Interest expense	297	-	-	297
Provision for credit losses	161	-	-	161
Operating and administrative expenses	242	75	-	317
Insurance losses and loss adjustment expenses	-	91	-	91
Provision for income taxes	80	15	-	95
Net income	$133	$30	$-	$163

	Six Months Ended September 30, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$4,954	$-	$-	$4,954
Insurance earned premiums and contract revenues	-	392	-	392
Investment and other income, net	134	30	-	164
Total gross revenues	5,088	422	-	5,510

Less:
Depreciation on operating leases	3,272	-	-	3,272
Interest expense	604	-	-	604
Provision for credit losses	213	-	-	213
Operating and administrative expenses	452	144	-	596
Insurance losses and loss adjustment expenses	-	180	-	180
Provision for income taxes	205	36	-	241
Net income	$342	$62	$-	$404

Total assets at September 30, 2016	$112,355	$4,417	$(979)	$115,793

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information (Continued)

	Three Months Ended September 30, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,353	$-	$-	$2,353
Insurance earned premiums and contract revenues	-	178	-	178
Investment and other income, net	22	(8)	-	14
Total gross revenues	2,375	170	-	2,545

Less:
Depreciation on operating leases	1,446	-	-	1,446
Interest expense	203	-	-	203
Provision for credit losses	105	-	-	105
Operating and administrative expenses	225	62	-	287
Insurance losses and loss adjustment expenses	-	78	-	78
Provision for income taxes	150	11	-	161
Net income	$246	$19	$-	$265

	Six Months Ended September 30, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$4,608	$-	$-	$4,608
Insurance earned premiums and contract revenues	-	352	-	352
Investment and other income, net	43	9	-	52
Total gross revenues	4,651	361	-	5,012

Less:
Depreciation on operating leases	2,806	-	-	2,806
Interest expense	711	-	-	711
Provision for credit losses	150	-	-	150
Operating and administrative expenses	434	123	-	557
Insurance losses and loss adjustment expenses	-	157	-	157
Provision for income taxes	201	30	-	231
Net income	$349	$51	$-	$400

Total assets at September 30, 2015	$112,045	$4,046	$(1,021)	$115,070

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2016  (“fiscal 2016”), including the following:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;
•	A decline in Toyota Motor Sales (“TMS”) sales volume and the level of TMS sponsored subvention programs;
•	Recalls announced by TMS and the perceived quality of Toyota, Lexus and Scion vehicles;
•	Availability and cost of financing;
•	Changes in our credit ratings and those of Toyota Motor Corporation (“TMC”);
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes to existing, or adoption of new, accounting standards;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and currency exchange rates;
•	Failure or interruption in our operations, including our communications and information systems, as a result of a security breach, cyber-attack, natural disaster or other reason;
•	Challenges related to the relocation of our corporate headquarters to Plano, Texas;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota and Lexus vehicles;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•

Changes in our business practices required by new regulatory requirements, such as those required by the consent orders we entered into in February 2016 with the Consumer Financial Protection Bureau (“CFPB”) and the United States Department of Justice with respect to our discretionary dealer compensation practices;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota and Lexus vehicle models and related parts supply;
•	Changes in the economy or to laws in states where we have a high concentration of customers;

•	Changes in business strategy, including expansion of product lines, credit risk appetite, and business acquisitions.

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota and Lexus sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus and Scion vehicles, the financial health of the dealers we finance, and competitive pressure. All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on consumer contract and dealer financing volume.  Changes in the volume of vehicle sales, utilization of our insurance programs, or the level of coverage purchased by affiliates could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Our financial results may also be affected by the regulatory environment in which we operate, including compliance costs and changes to our business practices required by the consent orders we entered into in February 2016 with the CFPB and the Department of Justice with respect to our discretionary dealer compensation practices.  The compliance costs and the changes to our business practices required by the consent orders, including our implementation of the reduced dealer participation caps, which occurred in the second quarter of fiscal 2017, may adversely affect our future results of operations and financial condition, including our financing volume, market share, financing margins, and net earning assets.

Fiscal 2017 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2017 (“fiscal 2017”), the United States (“U.S.”) economy experienced stability as the housing market remained strong and unemployment rates were relatively consistent.  However, consumer debt levels remained elevated as a result of increased consumer spending.  As consumers assume higher debt levels, we could experience an increase in our delinquencies and credit losses.

Used vehicle values for Toyota and Lexus vehicles decreased during the first half of fiscal 2017 compared to the same period in fiscal 2016.  In addition, the supply of used vehicles has increased which has also contributed to the decline in used vehicle values.  Further declines in used vehicle values, an increase in the supply of used vehicles and a larger lease portfolio resulting in higher future maturities could continue to unfavorably impact return rates, depreciation expense and credit losses in the future.

Conditions in the global capital markets were generally stable during the first half of fiscal 2017.  However, concerns regarding global economic growth and changing expectations of the future path of U.S. monetary policy led to intermittent periods of volatility.  We continue to maintain broad global access to both domestic and international markets.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the U.S. have declined slightly despite elevated sales incentives during the first half of fiscal 2017 as compared to the same period in fiscal 2016.  Vehicle sales by TMS decreased 3 percent in the first half of fiscal 2017 compared to the same period in fiscal 2016 due to lower consumer demand for new vehicles.  Financing volume decreased 7 percent for the first half of fiscal 2017 compared to the same period in fiscal 2016 due to increased competition from financial institutions and a decline in demand for new vehicles.  Overall market share decreased 4 percentage points for the first half of fiscal 2017 compared to the same period in fiscal 2016 primarily due to increased competition from financial institutions.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Net income:
Finance operations[1]	$133	$246	$342	$349
Insurance operations[1]	30	19	62	51
Total net income	$163	$265	$404	$400

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $404 million and $163 million for the first half and second quarter of fiscal 2017, respectively, compared to $400 million and $265 million for the same periods in fiscal 2016.  The increase in net income for the first half of fiscal 2017 compared to the same period in fiscal 2016 was primarily due to a $331 million increase in operating lease revenues, a $112 million increase in investment and other income, net and a $107 million decrease in interest expense, partially offset by a $466 million increase in depreciation on operating leases and a $63 million increase in provision for credit losses.  The decrease in net income for the second quarter of fiscal 2017 compared to the same period in fiscal 2016 was primarily due to a $237 million increase in depreciation on operating leases, a $94 million increase in interest expense and a $56 million increase in provision for credit losses, partially offset by a $136 million increase in operating lease revenues, a $98 million increase in investment and other income, net and a $66 million decrease in provision for income taxes.

Our overall capital position increased $0.4 billion, bringing total shareholder’s equity to $9.8 billion at September 30, 2016 as compared to $9.4 billion at March 31, 2016.  Our debt increased to $94.1 billion at September 30, 2016 from $93.6 billion at March 31, 2016.  Our debt-to-equity ratio decreased to 9.6 at September 30, 2016 from 10.0 at March 31, 2016.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Financing revenues:
Operating lease	$1,925	$1,789	8%	$3,816	$3,485	9%
Retail	459	465	(1)%	915	922	(1)%
Dealer	112	99	13%	223	201	11%
Total financing revenues	2,496	2,353	6%	4,954	4,608	8%

Investment and other income, net	100	22	355%	134	43	212%
Gross revenues from finance operations	2,596	2,375	9%	5,088	4,651	9%

Less:
Depreciation on operating leases	1,683	1,446	16%	3,272	2,806	17%
Interest expense	297	203	46%	604	711	(15)%
Provision for credit losses	161	105	53%	213	150	42%
Operating and administrative expenses	242	225	8%	452	434	4%
Provision for income taxes	80	150	(47)%	205	201	2%
Net income from finance operations	$133	$246	(46)%	$342	$349	(2)%

Our finance operations reported net income of $342 million and $133 million for the first half and second quarter of fiscal 2017, respectively, compared to $349 million and $246 million for the same periods in fiscal 2016.  Finance operations results for the first half of fiscal 2017 decreased compared to the same period in fiscal 2016, driven by a $466 million increase in depreciation on operating leases and a $63 million increase in provision for credit losses, partially offset by a $331 million increase in operating lease revenues, a $91 million increase in investment and other income, net, and a $107 million decrease in interest expense.  Finance operations results for the second quarter of fiscal 2017 decreased compared to the same period in fiscal 2016, primarily due to a $237 million increase in depreciation on operating leases, a $94 million increase in interest expense and a $56 million increase in provision for credit losses, partially offset by a $136 million increase in operating lease revenues, a $78 million increase in investment and other income, net, and a $70 million decrease in provision for income taxes.

Financing Revenues

Total financing revenues increased 8 percent and 6 percent during the first half and second quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016 due to the following:

•

Operating lease revenues increased 9 percent and 8 percent in the first half and second quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.

•

Retail contract revenues decreased slightly in the first half and second quarter of fiscal 2017 as compared to the same periods in fiscal 2016 due to lower average outstanding earning asset balances, largely offset by an increase in our portfolio yields.

•

Dealer financing revenues increased 11 percent and 13 percent in the first half and second quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016, primarily due to an increase in our portfolio yields as well as higher average outstanding earning asset balances.

Our total portfolio yield, which includes operating lease, retail and dealer financing revenues, decreased to 3.3 percent and 3.2 percent during the first half and second quarter of fiscal 2017, respectively, compared to 3.7 percent for the same periods in fiscal 2016, primarily due to lower operating lease portfolio yields.

Depreciation on Operating Leases

Depreciation on operating leases increased 17 percent and 16 percent during the first half and second quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016.  The increase in depreciation was attributable to an increase in average operating lease units outstanding as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles during the first half and second quarter of fiscal 2017 as compared to the same periods in fiscal 2016.

Interest Expense

Our liabilities consist mainly of fixed and floating rate debt, denominated in various foreign currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, interest rate caps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  The following table summarizes the consolidated components of interest expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Interest expense on debt	$377	$307	$736	$630
Interest (income) expense on derivatives	(5)	6	(7)	(5)
Interest expense on debt and derivatives	372	313	729	625

Ineffectiveness related to hedge accounting derivatives	-	(1)	-	(1)
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	156	(200)	(62)	154
(Gain) loss on non-hedge accounting foreign currency swaps	(156)	141	32	(93)
(Gain) loss on U.S. dollar non-hedge accounting interest rate swaps	(75)	(50)	(95)	26
Total interest expense	$297	$203	$604	$711

During the first half of fiscal 2017, total interest expense decreased to $604 million from $711 million in the same period in fiscal 2016.  The decrease in total interest expense for the first half of fiscal 2017 can be primarily attributed to gains on U.S. dollar non-hedge accounting interest rate swaps and non-hedge accounting debt denominated in foreign currencies, net of foreign currency swaps as compared to losses for the same period in fiscal 2016.  These gains were partially offset by an increase in interest expense on debt and derivatives in the first half of fiscal 2017 compared to the same period in fiscal 2016.  During the second quarter of fiscal 2017, interest expense increased to $297 million from $203 million in the same period in fiscal 2016.  The increase in total interest expense for the second quarter of fiscal 2017 as compared to the same period in fiscal 2016 was primarily driven by lower gains on non-hedge accounting debt denominated in foreign currencies, net of foreign currency swaps, as well as an increase in interest expense on debt and derivatives.

Interest expense on debt primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discounts, premiums, debt issuance costs, and basis adjustments.  Interest expense on debt in the first half and second quarter of fiscal 2017 increased to $736 million and $377 million, respectively, from $630 million and $307 million in the same periods in fiscal 2016 due to the impact of higher weighted average interest rates on our commercial paper and our secured notes and loans payable.

Interest (income) expense on derivatives represents contractual net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first half of fiscal 2017, we recorded net interest income of $7 million compared to net interest income of $5 million in the same period in fiscal 2016.  During the second quarter of fiscal 2017, we recorded net interest income of $5 million compared to net interest expense of $6 million in the same period of fiscal 2016.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first half of fiscal 2017, the net gains of $30 million on our debt denominated in foreign currencies, net of foreign currency swaps, resulted primarily from a decrease in most foreign currency swap rates in which our debt is denominated.  During the second quarter of fiscal 2017, changes in debt denominated in foreign currencies directly offset changes in foreign currency swaps as a result of minimal changes in foreign currency swap rates.  During the first half of fiscal 2016, we recorded net losses of $61 million on debt denominated in foreign currencies, net of foreign currency swaps, resulting from an increase in foreign currency swap rates.  For the second quarter of fiscal 2016, we recorded net gains of $59 million on our debt denominated in foreign currencies, net of foreign currency swaps, resulting from a decrease in foreign currency swap rates.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the revaluation of interest rate swaps.  During the first half and second quarter of fiscal 2017, we recorded gains of $95 million and $75 million, respectively, primarily as a result of an increase in U.S. dollar swap rates in the short and medium term tenors.  During the first half of fiscal 2016, we experienced losses of $26 million on U.S. dollar non-hedge accounting interest rate swaps, due to a slight decrease in U.S. dollar swap rates in the medium and longer term tenors.  During the second quarter of fiscal 2016, U.S. dollar swap rates had a more significant decrease in the medium and longer term tenors resulting in gains of $50 million.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $213 million and $161 million for the first half and second quarter of fiscal 2017, respectively, compared to $150 million and $105 million for the same periods in fiscal 2016.  The increase in the provision for credit losses for the first half and second quarter of fiscal 2017 was due to higher default frequency and loss severity, and overall portfolio growth.

Operating and Administrative Expenses

Our operating and administrative expenses increased 4 percent and 8 percent during the first half and second quarter of fiscal 2017, respectively, compared to the same periods in fiscal 2016.  The increase for the first half and second quarter of fiscal 2017 compared to the same periods in fiscal 2016 is primarily due to higher information technology expenditures, resulting from enhancements to our core servicing systems.  We continue to incur expenses associated with the planned relocation of our headquarters to Plano, Texas.  We expect to incur additional expenses over the next few years relating to our planned relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Agreements (units in thousands)
Issued	629	573	10%	1,229	1,120	10%
Average in force	7,241	6,344	14%	7,121	6,260	14%

(Dollars in millions)
Insurance earned premiums and contract revenues	$199	$178	12%	$392	$352	11%
Investment and other income, net	12	(8)	250%	30	9	233%
Revenues from insurance operations	211	170	24%	422	361	17%

Less:
Insurance losses and loss adjustment expenses	91	78	17%	180	157	15%
Operating and administrative expenses	75	62	21%	144	123	17%
Provision for income taxes	15	11	36%	36	30	20%
Net income from insurance operations	$30	$19	58%	$62	$51	22%

Our insurance operations reported net income of $62 million and $30 million for the first half and second quarter of fiscal 2017, respectively, compared to $51 million and $19 million for the same periods in fiscal 2016.  The increase in net income for the first half of fiscal 2017 was primarily attributable to a $40 million increase in insurance earned premiums and contract revenues and a $21 million increase in investment and other income, net, largely offset by a $23 million increase in insurance losses and loss adjustment expenses and a $21 million increase in operating and administrative expenses.  The increase in net income for the second quarter of fiscal 2017, compared to the same period in fiscal 2016, was attributable to a $21 million increase in insurance earned premiums and contract revenues and a $20 million increase to investment and other income, net, largely offset by a $13 million increase in insurance losses and loss adjustment expenses and a $13 million increase in operating and administrative expenses.

Agreements issued increased 10 percent during the first half and second quarter of fiscal 2017 compared to the same periods in fiscal 2016.  The average number of agreements in force increased 14 percent during the first half and second quarter of fiscal 2017 compared to the same periods in fiscal 2016.  The increases in the issued and the average in force agreements in both periods was primarily due to increased sales of prepaid maintenance agreements, certified pre-owned warranties, guaranteed auto protection agreements and tire and wheel protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $392 million and $199 million for the first half and second quarter of fiscal 2017, respectively, compared to $352 million and $178 million for the same periods in fiscal 2016.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in the first half and second quarter of fiscal 2017 compared to the same periods in fiscal 2016 was primarily due to an increase in the average in force agreements.

Our insurance operations reported investment and other income, net of $30 million and $12 million for the first half and second quarter of fiscal 2017, respectively, compared to $9 million and a loss of $8 million for the same periods in fiscal 2016.  Investment and other income, net consists primarily of dividend and interest income, realized gains and losses and other-than-temporary impairment on available-for-sale securities, if any.  The increase in investment and other income, net for the first half and second quarter of fiscal 2017 compared to the same periods in fiscal 2016 was primarily due to a decrease in other-than-temporary impairment on our fixed income mutual funds, partially offset by a decrease in dividend income.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $180 million and $91 million for the first half and second quarter of fiscal 2017, respectively, compared to $157 million and $78 million for the same periods in fiscal 2016.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in the first half and second quarter of fiscal 2017 compared to the same periods in fiscal 2016 was primarily due to an increase in the number of prepaid maintenance claims as a result of a higher number of average in force agreements and an increase in the severity of prepaid maintenance claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $144 million and $75 million for the first half and second quarter of fiscal 2017, respectively, compared to $123 million and $62 million for the same periods in fiscal 2016.  The increase in the first half and second quarter of fiscal 2017 compared to the same periods in fiscal 2016 was attributable to higher insurance dealer back-end program expenses and product expenses driven by the continued growth of our insurance business. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes for the first half and second quarter of fiscal 2017 was $241 million and $95 million, respectively, compared to $231 million and $161 million for the same periods in fiscal 2016.  Our effective tax rate was 37 percent for the first half and second quarter of fiscal 2017 compared to 37 percent and 38 percent for the same periods in fiscal 2016, respectively. The change in the provision for income taxes for the first half and second quarter of fiscal 2017 is consistent with the change in our income before tax compared to the same periods in fiscal 2016.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2016	2015	Change	2016	2015	Change
TMS new sales volume[1]	500	508	(2)%	968	994	(3)%

Vehicle financing volume[2]
New retail contracts	167	181	(8)%	311	355	(12)%
Used retail contracts	74	76	(3)%	146	148	(1)%
Lease contracts	154	166	(7)%	306	314	(3)%
Total	395	423	(7)%	763	817	(7)%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	104	112	(7)%	195	218	(11)%
Used retail contracts	21	11	91%	43	22	95%
Lease contracts	132	149	(11)%	260	281	(7)%
Total	257	272	(6)%	498	521	(4)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	62.3%	61.9%		62.7%	61.4%
Used retail contracts	28.4%	14.5%		29.5%	14.9%
Lease contracts	85.7%	89.8%		85.0%	89.5%
Overall subvened contracts	65.1%	64.3%		65.3%	63.8%

Market share:[3]
Retail contracts	33.2%	35.6%		32.0%	35.5%
Lease contracts	30.0%	32.5%		30.7%	31.3%
Total	63.2%	68.1%		62.7%	66.8%

[l]

Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of 84 percent Toyota and Scion and 16 percent Lexus for the first half and second quarter of fiscal 2017 and 2016.

[2]	Total financing volume is comprised of approximately 79 percent Toyota and Scion, 18 percent Lexus, and 3 percent non-Toyota/Lexus for the first half and second quarter of fiscal 2017 and 2016.
[3]

Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMS new sales volume.  Vehicle sales by TMS decreased 3 percent and 2 percent for the first half and second quarter of fiscal 2017, respectively, compared to the same periods in fiscal 2016, largely due to a decrease in demand for new vehicles as compared to recent years.  Our financing volume decreased 7 percent for the first half and second quarter of fiscal 2017 compared to the same periods in fiscal 2016 primarily due to increased competition from financial institutions and a decline in demand for new vehicles.  Overall market share decreased 4 percentage points and 5 percentage points, respectively, in the first half and second quarter of fiscal 2017 compared to the same periods in fiscal 2016 primarily due to increased competition from financial institutions.

The composition of our net earning assets is summarized below:

	September 30,	March 31,
(Dollars in millions)	2016	2016	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$50,128	$49,870	1%
Dealer financing, net[1]	15,350	15,766	(3)%
Total finance receivables, net	65,478	65,636	-%
Investments in operating leases, net	37,719	36,488	3%
Net earning assets	$103,197	$102,124	1%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	995	998	-%
Vehicle dealers outside of the Toyota/Lexus dealer network	388	398	(3)%
Total number of dealers receiving wholesale financing	1,383	1,396	(1)%

Dealer inventory outstanding (units in thousands)	279	291	(4)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 12 percent and 8 percent and our retail market share decreased 4 percentage points and 2 percentage points during the first half and second quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016.  The decreases in retail contract volume and market share are primarily due to increased competition from financial institutions and a decline in demand for new vehicles. Despite decreases in new retail contract volume and market share, our retail finance receivables, net increased 1 percent at September 30, 2016 as compared to March 31, 2016 as the average amount financed has increased.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 3 percent and 7 percent and our lease market share decreased 1 percentage point and 3 percentage points during the first half and second quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016.  Much of the decrease in both lease financing volume and market share during the first half and second quarter of fiscal 2017 was attributable to increased competition from financial institutions and a decline in the volume of subvened contracts.  Despite the decrease in lease financing volume and market share, our investments in operating leases, net increased 3 percent at September 30, 2016, as compared to the balance at March 31, 2016 due to lease portfolio growth in recent years.

Dealer Financing and Earning Assets

Dealer financing, net at September 30, 2016, decreased 3 percent from March 31, 2016 due to decreases in dealer inventory outstanding and a decline in the total number of dealers receiving financing.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Depreciation on operating leases (dollars in millions)	$1,683	$1,446	16%	$3,272	$2,806	17%
Average operating lease units outstanding (in thousands)	1,416	1,262	12%	1,408	1,231	14%

Depreciation expense on operating leases increased 17 percent and 16 percent during the first half and second quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016, due primarily to an increase in the average operating lease units outstanding as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles.  The increase in the lease portfolio over the past several years, in addition to higher volume of shorter term leases originated in the last few years, will result in maturities increasing 37 percent in fiscal 2017.  We expect higher maturities to continue in the future as a result of higher leasing volume in recent years.  Higher average operating lease units outstanding and the resulting increase in future maturities or deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, depreciation expense and the supply of used vehicles held for sale.

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

The following table provides information related to our credit loss experience:

	September 30,	March 31,	September 30,
	2016	2016	2015
Net charge-offs as a percentage of average gross[1] earning assets
Finance receivables	0.47%	0.42%	0.35%
Operating leases	0.36%	0.31%	0.24%
Total	0.43%	0.38%	0.31%

Default frequency as a percentage of outstanding contracts	1.46%	1.27%	1.19%
Average loss severity per unit[2]	$7,631	$6,934	$6,491

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.36%	0.29%	0.35%
Operating leases[4]	0.28%	0.22%	0.23%
Total	0.33%	0.26%	0.31%
[1]	Net charge-off ratios have been annualized using six month results for the periods ended September 30, 2016 and 2015.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets increased from 0.31 percent at September 30, 2015 to 0.43 percent at September 30, 2016 due to increased default frequency and loss severity.  Default frequency as a percentage of outstanding contracts increased to 1.46 percent for the first half of fiscal 2017 compared to 1.19 percent in the same period in fiscal 2016 as a result of higher delinquencies.  Our delinquencies increased to 0.33 percent for first half of fiscal 2017 compared to 0.31 percent in the same period in fiscal 2016 as a result of higher consumer debt levels.  The increase in our delinquencies from March 31, 2016 to September 30, 2016 reflects our typical seasonal pattern for delinquency.  Our average loss severity for the first half of fiscal 2017 increased to $7,631 from $6,491 in the first half of fiscal 2016 due primarily to declines in used vehicle values for Toyota and Lexus vehicles.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Allowance for credit losses at beginning of period	$489	$467	$535	$485
Provision for credit losses	161	105	213	150
Transferred to held-for-sale[1]	-	(7)	-	(7)
Charge-offs, net of recoveries[2]	(124)	(92)	(222)	(155)
Allowance for credit losses at end of period	$526	$473	$526	$473
[1]	Amount relates to the commercial finance business which was sold on October 1, 2015.
[2]

Charge-offs are shown net of recoveries of $20 million and $40 million for the three and six months ended September 30, 2016, respectively, and recoveries of $18 million and $38 million for the same periods in fiscal 2016.

Our allowance for credit losses increased $53 million from $473 million at September 30, 2015 to $526 million at September 30, 2016 due to higher default frequency and loss severity and general portfolio growth.  Our allowance for credit losses decreased $9 million from March 31, 2016 to September 30, 2016 due to an improvement in the financial performance of certain dealers as well as a reduction in the specific reserves for certain impaired dealers, which was partially offset by higher default frequency and loss severity and general portfolio growth.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	September 30,	March 31,
(Dollars in millions)	2016	2016
Commercial paper[1]	$27,718	$26,608
Unsecured notes and loans payable[2]	52,048	52,741
Secured notes and loans payable[3]	14,172	14,123
Carrying value adjustment[4]	148	122
Total debt	$94,086	$93,594
[1]	Includes unamortized premium/discount.
[2]

Includes unamortized premium/discount, debt issuance costs, and the effects of gains and losses due to foreign currency translation adjustments on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.5 billion to $11.7 billion with an average balance of $9.6 billion during the quarter ended September 30, 2016.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  We do not currently have exposure to these or any other sovereign counterparties.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $26.4 billion to $29.2 billion during the quarter ended September 30, 2016, with an average outstanding balance of $27.6 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")	Eurobonds	Other		Total unsecured notes and loans payable[4]
Balance at March 31, 2016¹	$33,668		$13,457	$624	$5,222		$52,971
Issuances	4,891	[2]	848	-	3,000	[3]	8,739
Maturities and terminations	(6,916)		-	(479)	(1,850)		(9,245)
Non-cash changes in foreign currency rates	-		(56)	(145)	6		(195)
Balance at September 30, 2016¹	$31,643		$14,249	$-	$6,378		$52,270

[1]

Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, fair value adjustments to debt in hedge accounting relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

[2]

MTNs and domestic bonds issued during the first half of fiscal 2017 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 1 percent to 3.1 percent.

[3]	Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 0.6 percent to 2.75 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2016, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €27.0 billion was available for issuance at September 30, 2016.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

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

Securitization

We maintain shelf registration statements with the Securities and Exchange Commission (“SEC”) to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of September 30, 2016 and March 31, 2016, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2016 and March 31, 2016.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2016, TMCC had committed bank credit facilities totaling $5.4 billion, of which $1.9 billion, $775 million, $1.7 billion, and $1.0 billion mature in fiscal 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2016 and March 31, 2016. We are currently in compliance with the covenants and conditions of the credit agreements described above.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in the Consolidated Statement of Income.  As of September 30, 2016 and March 31, 2016, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in the Consolidated Balance Sheet:

	September 30,	March 31,
(Dollars in millions)	2016	2016
Gross derivatives assets, net of credit valuation adjustment	$829	$973
Less: Counterparty netting and collateral	(784)	(905)
Derivative assets, net	$45	$68

Gross derivative liabilities, net of credit valuation adjustment	$1,215	$1,310
Less: Counterparty netting and collateral	(1,210)	(1,303)
Derivative liabilities, net	$5	$7

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2016, we held collateral of $270 million, which offset derivative assets, and we posted collateral of $696 million, which offset derivative liabilities.  We also held excess collateral of $11 million which we did not use to offset derivative assets, and we posted excess collateral of $15 million which we did not use to offset derivative liabilities.  As of March 31, 2016, we held collateral of $320 million, which offset derivative assets, and we posted collateral of $718 million which offset derivative liabilities.  We held excess collateral of $2 million, which we did not use to offset derivative assets, and we posted excess collateral of $22 million which we did not use to offset derivative liabilities.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at September 30, 2016 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of September 30, 2016, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2016 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	September 30,	March 31,
(Dollars in millions)	2016	2016
Credit Rating
AA	$-	$2
A	47	63
BBB	-	5
Total net counterparty credit exposure	$47	$70

We exclude from the table above credit valuation adjustments of $2 million as of September 30, 2016 and March 31, 2016 related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statement of Income.  Refer to Note 2 – Fair Value Measurements of the Notes to Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2016, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 9, 2016	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By	/s/ Chris Ballinger
Chris Ballinger
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1	Amended and Restated Agency Agreement, dated September 9, 2016, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon	(3)

4.2	Amended and Restated Note Agency Agreement dated September 9, 2016, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London Branch	(4)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K dated September 9, 2016, Commission File Number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K dated September 9, 2016, Commission File Number 1-9961.