Form 10-Q
period 2016-12-31
TOYOTA MOTOR CREDIT CORP
filed 2017-02-08
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 31, 2017, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Financing revenues:
Operating lease	$1,946	$1,795	$5,762	$5,280
Retail	468	484	1,383	1,406
Dealer	123	97	346	298
Total financing revenues	2,537	2,376	7,491	6,984
Depreciation on operating leases	1,722	1,503	4,994	4,309
Interest expense	701	277	1,305	988
Net financing revenues	114	596	1,192	1,687

Insurance earned premiums and contract revenues	202	181	594	533
Gain on sale of commercial finance business	-	197	-	197
Investment and other income, net	52	67	133	129
Realized gains (losses), net on investments in marketable securities	157	-	240	(10)
Net financing revenues and other revenues	525	1,041	2,159	2,536

Expenses:
Provision for credit losses	183	128	396	278
Operating and administrative	325	288	921	845
Insurance losses and loss adjustment expenses	92	73	272	230
Total expenses	600	489	1,589	1,353

(Loss) income before income taxes	(75)	552	570	1,183
(Benefit) provision for income taxes	(29)	210	212	441

Net (loss) income	$(46)	$342	$358	$742

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net (loss) income	$(46)	$342	$358	$742
Other comprehensive (loss) income, net of tax:
Net unrealized losses on available-for-sale marketable securities [net of tax benefit of $40, $13, $8 and $54, respectively]	(66)	(23)	(14)	(91)
Reclassification adjustment for net (gains) losses on available-for-sale marketable securities included in investment and other income, net [net of tax provision (benefit) of $60, $0, $92 and ($4), respectively]	(97)	-	(148)	6
Other comprehensive (loss) income	(163)	(23)	(162)	(85)
Comprehensive (loss) income	$(209)	$319	$196	$657

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions except share data)
(Unaudited)

	December 31,	March 31,
	2016	2016
ASSETS
Cash and cash equivalents	$2,685	$2,701
Restricted cash and cash equivalents	893	1,010
Investments in marketable securities	5,739	6,540
Finance receivables, net	68,018	65,636
Investments in operating leases, net	38,097	36,488
Other assets	2,209	2,217
Total assets	$117,641	$114,592

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$96,198	$93,594
Deferred income taxes	8,065	8,016
Other liabilities	3,785	3,585
Total liabilities	108,048	105,195

Commitments and contingencies (See Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2016 and March 31, 2016	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	3	165
Retained earnings	8,673	8,315
Total shareholder's equity	9,593	9,397
Total liabilities and shareholder's equity	$117,641	$114,592

The following table presents the assets and liabilities of our consolidated variable interest entities (See Note 10).

	December 31,	March 31,
	2016	2016
ASSETS
Finance receivables, net	$12,879	$14,130
Investments in operating leases, net	2,811	2,504
Other assets	68	84
Total assets	$15,758	$16,718

LIABILITIES
Debt	$12,990	$14,123
Other liabilities	5	5
Total liabilities	$12,995	$14,128

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total

Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

Net income for the nine months ended December 31, 2015	-	-	-	742	742
Other comprehensive loss, net of tax	-	-	(85)	-	(85)
Balance at December 31, 2015	$915	$2	$135	$8,125	$9,177

Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

Net income for the nine months ended December 31, 2016	-	-	-	358	358
Other comprehensive loss, net of tax	-	-	(162)	-	(162)
Balance at December 31, 2016	$915	$2	$3	$8,673	$9,593

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$358	$742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,040	4,347
Recognition of deferred income	(1,328)	(1,277)
Provision for credit losses	396	278
Amortization of deferred costs	471	462
Foreign currency and other adjustments to the carrying value of debt, net	(1,065)	40
Net realized (gains) losses from sales and other-than-temporary impairment on available-for-sale securities	(240)	10
Gain on sale of commercial finance business	-	(197)
Net change in:
Restricted cash and cash equivalents	117	(69)
Derivative assets	17	-
Other assets (Note 8) and accrued interest	(220)	66
Deferred income taxes	149	380
Derivative liabilities	(6)	(15)
Other liabilities	220	410
Net cash provided by operating activities	3,909	5,177

Cash flows from investing activities:
Purchase of investments in marketable securities	(2,837)	(5,894)
Proceeds from sales of investments in marketable securities	832	641
Proceeds from maturities of investments in marketable securities	2,770	3,987
Acquisition of finance receivables	(19,519)	(19,665)
Collection of finance receivables	18,151	18,381
Net change in wholesale and certain working capital receivables	(1,171)	248
Acquisition of investments in operating leases	(13,825)	(14,978)
Disposals of investments in operating leases	7,786	5,921
Proceeds from sale of commercial finance business	-	2,285
Net change in financing support provided to affiliates	288	58
Other, net	(63)	(34)
Net cash used in investing activities	(7,588)	(9,050)

Cash flows from financing activities:
Proceeds from issuance of debt	18,790	19,562
Payments on debt	(17,509)	(14,958)
Net change in commercial paper	2,388	(159)
Net change in financing support provided by affiliates	(6)	(20)
Net cash provided by financing activities	3,663	4,425
Net (decrease) increase in cash and cash equivalents	(16)	552
Cash and cash equivalents at the beginning of the period	2,701	2,407
Cash and cash equivalents at the end of the period	$2,685	$2,959
Supplemental disclosures:
Interest paid, net	$1,031	$905
Income taxes paid (received), net	$42	$(189)

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements for the three and nine months ended December 31, 2016 and 2015 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2016 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2017 (“fiscal 2017”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  This standard applies to all contracts with customers except leases, insurance contracts, financial instruments, guarantees, and certain nonmonetary exchanges.  In August 2015, the FASB issued a one-year deferral of the effective date, with early adoption as of the original effective date permitted.  The FASB also subsequently issued guidance amending and clarifying various aspects of the new revenue recognition standard. We plan to adopt the new revenue guidance effective April 1, 2018 by recognizing the cumulative effect of implementing the new standard as an adjustment to the current period opening balance of shareholder’s equity.  We do not expect the adoption of this standard to have a material impact on our operating lease, retail and dealer financing revenues as the majority of those revenues are outside the scope of the standard.  However, certain products within our insurance operations fall within the scope of this guidance.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements and disclosures.

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

In February 2016, the FASB issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The new leasing standard represents a wholesale change to lease accounting for lessees.  This accounting guidance will be effective for us on April 1, 2019.   We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

In November 2016, the FASB issued new guidance that clarifies how restricted cash and cash equivalents should be classified and presented in the statement of cash flows and requires new disclosures related to restricted cash and cash equivalents. This guidance was intended to reduce diversity in practice in the classification of restricted cash and cash equivalents on the statement of cash flows.  This accounting guidance will be effective for us on April 1, 2018 at which time we will no longer report the change in restricted cash and cash equivalents in the operating section in our Consolidated Statement of Cash Flows, and cash and cash equivalents at the beginning and end of the period will include restricted cash and cash equivalents. These changes will be applied using a retrospective transition method to each period presented.

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

	December 31, 2016
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$276	$958	$-	$-	$1,234
Certificates of deposit	-	1,155	-	-	1,155
Commercial paper	-	15	-	-	15
Corporate debt securities	1	-	-	-	1
Cash equivalents total	277	2,128	-	-	2,405
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,672	41	2	-	2,715
Municipal debt securities	-	10	-	-	10
Certificates of deposit	205	200	-	-	405
Corporate debt securities	247	130	8	-	385
Mortgage-backed securities:
U.S. government agency	-	47	-	-	47
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	34	-	34
Asset-backed securities	-	-	30	-	30
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value	-	-	-	-	1,723
Total return bond funds	388	-	-	-	388
Available-for-sale securities total	3,512	428	76	-	5,739
Derivative assets:
Foreign currency swaps	-	57	-	-	57
Interest rate swaps	-	507	1	-	508
Interest rate floors	-	2	-	-	2
Counterparty netting and collateral	-	-	-	(516)	(516)
Derivative assets total	-	566	1	(516)	51
Assets at fair value	3,789	3,122	77	(516)	8,195
Derivative liabilities:
Foreign currency swaps	-	(1,361)	(69)	-	(1,430)
Interest rate swaps	-	(293)	(12)	-	(305)
Counterparty netting and collateral	-	-	-	1,734	1,734
Liabilities at fair value	-	(1,654)	(81)	1,734	(1)
Net assets at fair value	$3,789	$1,468	$(4)	$1,218	$8,194

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three and nine months ended December 31, 2016 and 2015 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended December 31, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, October 1, 2016	$2	$8	$41	$34	$85	$33	$(49)	$(16)	$69
Total gains (losses)
Included in earnings	-	-	-	-	-	(47)	(17)	(64)	(64)
Included in other comprehensive income	-	-	(1)	1	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(4)	(5)	(9)	3	(3)	-	(9)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2016	$2	$8	$36	$30	$76	$(11)	$(69)	$(80)	$(4)
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(47)	$(17)	(64)	(64)

	Three Months Ended December 31, 2015
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, October 1, 2015	$2	$8	$45	$36	$91	$(1)	$10	$9	$100
Total gains (losses)
Included in earnings	-	-	-	-	-	(3)	(9)	(12)	(12)
Included in other comprehensive income	-	-	-	(1)	(1)	-	-	-	(1)
Purchases, issuances, sales, and settlements
Purchases	-	-	1	4	5	-	-	-	5
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(3)	(4)	2	(4)	(2)	(6)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2015	$2	$8	$45	$36	$91	$(2)	$(3)	$(5)	$86
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(3)	$(9)	$(12)	$(12)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	Nine Months Ended December 31, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
Total gains (losses)
Included in earnings	-	-	-	-	-	(27)	(49)	(76)	(76)
Included in other comprehensive income	-	1	-	1	2	-	-	-	2
Purchases, issuances, sales, and settlements
Purchases	-	-	-	3	3	-	-	-	3
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(9)	(11)	(20)	(23)	(6)	(29)	(49)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2016	$2	$8	$36	$30	$76	$(11)	$(69)	$(80)	$(4)
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(27)	$(49)	$(76)	$(76)

	Nine Months Ended December 31, 2015
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
Total gains (losses)
Included in earnings	-	-	-	-	-	(4)	(2)	(6)	(6)
Included in other comprehensive income	-	-	(1)	(1)	(2)	-	-	-	(2)
Purchases, issuances, sales, and settlements
Purchases	-	-	1	4	5	-	-	-	5
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(2)	-	(1)	(3)	-	-	-	(3)
Settlements	-	-	(3)	(5)	(8)	1	(8)	(7)	(15)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	(4)	-	-	(4)	-	-	-	(4)
Fair value, December 31, 2015	$2	$8	$45	$36	$91	$(2)	$(3)	$(5)	$86
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(4)	$(2)	$(6)	$(6)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2016 and March 31, 2016.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the three and nine months ended December 31, 2016 and as of and for the year ended March 31, 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheet:

	December 31, 2016
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,902	$-	$-	$50,761	$50,761
Wholesale	10,221	-	-	10,268	10,268
Real estate	4,624	-	-	4,400	4,400
Working capital	2,125	-	-	2,129	2,129

Financial liabilities
Commercial paper	$29,023	$-	$29,023	$-	$29,023
Unsecured notes and loans payable	54,185	-	53,054	2,166	55,220
Secured notes and loans payable	12,990	-	-	13,001	13,001

	March 31, 2016
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,865	$-	$-	$49,551	$49,551
Wholesale	9,160	-	-	9,207	9,207
Real estate	4,590	-	-	4,277	4,277
Working capital	1,888	-	-	1,894	1,894

Financial liabilities
Commercial paper	$26,608	$-	$26,608	$-	$26,608
Unsecured notes and loans payable	52,863	-	52,913	1,387	54,300
Secured notes and loans payable	14,123	-	-	14,125	14,125

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $141 million and $128 million at December 31, 2016 and March 31, 2016, respectively.

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

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$2,721	$1	$(7)	$2,715
Municipal debt securities	9	1	-	10
Certificates of deposit	405	-	-	405
Corporate debt securities	384	2	(1)	385
Mortgage-backed securities:
U.S. government agency	47	1	(1)	47
Non-agency residential	2	-	-	2
Non-agency commercial	34	1	(1)	34
Asset-backed securities	30	-	-	30
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	39	-	-	39
U.S. government sector fund	396	-	(17)	379
Municipal sector fund	21	-	(1)	20
Investment grade corporate sector fund	254	8	(5)	257
High-yield sector fund	83	5	-	88
Real return sector fund	147	5	-	152
Mortgage sector fund	393	-	(6)	387
Asset-backed securities sector fund	141	8	(1)	148
Emerging market sector fund	106	8	-	114
International sector fund	136	3	-	139
Total return bond funds	386	3	(1)	388
Total investments in marketable securities	$5,734	$46	$(41)	$5,739

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of December 31, 2016 and March 31, 2016.

Realized Gains and Losses on Securities

The following table represents realized gains and losses on our available-for-sale securities presented in our Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Available-for-sale securities:
Realized gains on sales	$158	$16	$251	$42
Realized losses on sales	$(1)	$(1)	$(1)	$(2)
Other-than-temporary impairment	$-	$(15)	$(10)	$(50)

Contractual Maturities

The amortized cost, fair value, and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2016
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$2,563	$2,563
Due after 1 year through 5 years	742	741
Due after 5 years through 10 years	132	131
Due after 10 years	82	80
Mortgage-backed and asset-backed securities[1]	113	113
Total	$3,632	$3,628

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

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

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2016	2016
Retail receivables	$38,483	$36,020
Securitized retail receivables	13,087	14,343
Dealer financing	17,219	15,899
	68,789	66,262

Deferred origination (fees) and costs, net	652	663
Deferred income	(1,002)	(868)
Allowance for credit losses
Retail and securitized retail receivables	(314)	(289)
Dealer financing	(107)	(132)
Total allowance for credit losses	(421)	(421)
Finance receivables, net	$68,018	$65,636

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	December 31,	March 31,
	2016	2016
Aging of finance receivables:
Current	$50,431	$49,590
30-59 days past due	850	584
60-89 days past due	204	129
90 days or greater past due	85	60
Total	$51,570	$50,363

	Wholesale		Real Estate		Working Capital
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2016	2016	2016	2016	2016
Credit quality indicators:
Performing	$9,100	$8,099	$3,981	$3,822	$1,952	$1,686
Credit Watch	1,140	1,041	660	763	181	229
At Risk	90	113	85	109	11	17
Default	9	9	10	10	-	1
Total	$10,339	$9,262	$4,736	$4,704	$2,144	$1,933

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2016	2016	2016	2016	2016

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$79	$98	$79	$98	$5	$9
Real estate	95	119	95	119	12	15
Working capital	32	37	32	37	9	30
Total	$206	$254	$206	$254	$26	$54

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$126	$185	$126	$185
Real estate	106	98	106	98
Working capital	-	3	-	3
Total	$232	$286	$232	$286

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$219	$226	$216	$223
Total	$219	$226	$216	$223

Total impaired account balances:
Retail loan	$219	$226	$216	$223
Wholesale	205	283	205	283
Real estate	201	217	201	217
Working capital	32	40	32	40
Total	$657	$766	$654	$763

As of December 31, 2016 and March 31, 2016, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $235 million and $299 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of December 31, 2016 and March 31, 2016, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 6 – Allowance for Credit Losses for detail about the impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$78	$77	$73	$83	$-	$-	$1	$1
Real estate	89	103	97	87	1	1	2	2
Working capital	33	34	34	35	-	-	1	1
Total	$200	$214	$204	$205	$1	$1	$4	$4

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$125	$136	$158	$119	$1	$1	$3	$2
Real estate	112	94	107	90	1	1	4	3
Working capital	-	5	1	4	-	-	-	-
Total	$237	$235	$266	$213	$2	$2	$7	$5

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$221	$241	$223	$251	$4	$4	$12	$13
Total	$221	$241	$223	$251	$4	$4	$12	$13

Total impaired account balances:
Retail loan	$221	$241	$223	$251	$4	$4	$12	$13
Wholesale	203	213	231	202	1	1	4	3
Real estate	201	197	204	177	2	2	6	5
Working capital	33	39	35	39	-	-	1	1
Total	$658	$690	$693	$669	$7	$7	$23	$22

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  In addition, interest income recognized using a cash-basis method of accounting during the three and nine months ended December 31, 2016 and 2015 was not significant. Average impaired finance receivables and interest income recognized during the three and nine months ended December 31, 2015 related to our commercial finance business were not significant.  As discussed in our Form 10-K for fiscal 2016, we sold our commercial finance business on October 1, 2015.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2016 and 2015 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and nine months ended December 31, 2016 and 2015.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2016 and 2015, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and nine months ended December 31, 2016 and 2015, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2016	2016
Investments in operating leases	$44,032	$42,220
Securitized investments in operating leases	3,769	3,364
	47,801	45,584
Deferred origination (fees) and costs, net	(203)	(190)
Deferred income	(1,166)	(1,080)
Accumulated depreciation	(8,190)	(7,712)
Allowance for credit losses	(145)	(114)
Investments in operating leases, net	$38,097	$36,488

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Allowance for credit losses at beginning of period	$526	$473	$535	$485
Provision for credit losses	183	128	396	278
Transferred to held-for-sale[1]	-	-	-	(7)
Charge-offs, net of recoveries	(143)	(115)	(365)	(270)
Allowance for credit losses at end of period	$566	$486	$566	$486

1 Amount relates to the commercial finance business which was sold on October 1, 2015.

Charge-offs are shown net of recoveries of $19 million and $59 million for the three and nine months ended December 31, 2016, respectively, and recoveries of $15 million and $54 million for the three and nine months ended December 31, 2015, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment:

	Three Months Ended December 31, 2016
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, October 1, 2016	$295	$94	$389
Charge-offs	(113)	-	(113)
Recoveries	12	-	12
Provisions	120	13	133
Ending balance, December 31, 2016	$314	$107	$421

	Nine Months Ended December 31, 2016
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2016	$289	$132	$421
Charge-offs	(294)	-	(294)
Recoveries	38	-	38
Provisions	281	(25)	256
Ending balance, December 31, 2016	$314	$107	$421

Ending balance: Individually evaluated for impairment	$-	$26	$26
Ending balance: Collectively evaluated for impairment	$314	$81	$395

Finance Receivables:
Ending balance, December 31, 2016	$51,570	$17,219	$68,789
Ending balance: Individually evaluated for impairment	$-	$438	$438
Ending balance: Collectively evaluated for impairment	$51,570	$16,781	$68,351

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $219 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of December 31, 2016, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2016 includes $1,071 million in finance receivables that are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”), and $173 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

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

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $237 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segments when determining the allowance for credit losses as of December 31, 2015, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2015 includes $979 million in finance receivables that are guaranteed by TMS, and $140 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	December 31,	March 31,
	2016	2016
Aggregate balances 60 or more days past due
Finance receivables	$289	$189
Investments in operating leases	118	80
Total	$407	$269

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$850	$204	$85	$1,139	$50,431	$51,570	$63
Wholesale	-	-	-	-	10,339	10,339	-
Real estate	-	-	-	-	4,736	4,736	-
Working capital	-	-	-	-	2,144	2,144	-
Total	$850	$204	$85	$1,139	$67,650	$68,789	$63

	March 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$584	$129	$60	$773	$49,590	$50,363	$35
Wholesale	-	-	-	-	9,262	9,262	-
Real estate	-	-	-	-	4,704	4,704	-
Working capital	-	-	-	-	1,933	1,933	-
Total	$584	$129	$60	$773	$65,489	$66,262	$35

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of December 31, 2016, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all of our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2016 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in the Consolidated Balance Sheet:

	December 31, 2016
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$59,033	$508	$59,033	$508
Interest rate floors	-	-	1,673	2	1,673	2
Foreign currency swaps	271	19	763	38	1,034	57
Total	$271	$19	$61,469	$548	$61,740	$567

Counterparty netting and collateral held						(516)
Carrying value of derivative contracts – Other assets						$51

Other liabilities:
Interest rate swaps	$-	$-	$45,235	$305	$45,235	$305
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	93	4	13,900	1,426	13,993	1,430
Total	$93	$4	$59,165	$1,731	$59,258	$1,735

Counterparty netting and collateral posted						(1,734)
Carrying value of derivative contracts – Other liabilities						$1

As of December 31, 2016, we held collateral of $111 million, which offset derivative assets, and posted collateral of $1,329 million, which offset derivative liabilities.  We also held excess collateral of $4 million, which we did not use to offset derivative assets, and we posted excess collateral of $33 million which we did not use to offset derivative liabilities.

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Interest expense on debt	$397	$334	$1,133	$964
Interest expense (income) on derivatives	2	1	(5)	(4)
Interest expense on debt and derivatives, net	399	335	1,128	960

Loss on hedge accounting derivatives:
Foreign currency swaps	62	6	25	23
Loss on hedge accounting derivatives	62	6	25	23
Less hedged item: change in fair value of fixed rate debt denominated in a foreign currency	(62)	(7)	(25)	(25)
Ineffectiveness related to hedge accounting derivatives	-	(1)	-	(2)

(Gain) loss on debt denominated in foreign currencies and U.S. dollar non-hedge accounting derivatives:
Gain on non-hedge accounting debt denominated in foreign currencies	(907)	(222)	(969)	(68)
Loss on non-hedge accounting foreign currency swaps	1,127	263	1,159	170
Loss (gain) on U.S. dollar non-hedge accounting interest rate swaps	82	(98)	(13)	(72)
Total interest expense	$701	$277	$1,305	$988

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses on hedge accounting derivatives and debt dominated in foreign currencies exclude net interest settlements and changes in accruals.  Cash flows associated with hedge accounting, non-hedge accounting, and de-designated derivatives are reported in Net cash provided by operating activities in our Consolidated Statement of Cash Flows.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the three and nine months ended December 31, 2016 and 2015 as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	December 31,	March 31,
	2016	2016
Other assets:
Notes receivable from affiliates	$889	$1,177
Used vehicles held for sale	344	319
Income taxes receivable	10	31
Derivative assets	51	68
Other assets	915	622
Total other assets	$2,209	$2,217

Other liabilities:
Unearned insurance premiums and contract revenues	$2,124	$1,985
Accounts payable and accrued expenses	1,043	939
Deferred income	468	462
Other liabilities	150	199
Total other liabilities	$3,785	$3,585

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	December 31,	March 31,	December 31,	March 31,
	2016	2016	2016	2016
Commercial paper	$29,023	$26,608	0.99%	0.60%
Unsecured notes and loans payable	54,101	52,741	1.88%	1.76%
Secured notes and loans payable	12,990	14,123	1.21%	0.91%
Carrying value adjustment	84	122
Total debt	$96,198	$93,594	1.52%	1.30%

Included in the carrying value of our debt are unamortized premiums, discounts and debt issuance costs of $309 million and $280 million as of December 31, 2016 and March 31, 2016, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $29.1 billion, $54.3 billion, and $13.0 billion, respectively, as of December 31, 2016, and $26.6 billion, $53.0 billion and $14.1 billion, respectively, as of March 31, 2016.

As of December 31, 2016, our commercial paper had a weighted average remaining maturity of 107 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0 percent to 9.4 percent at December 31, 2016 and March 31, 2016.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  At December 31, 2016 and March 31, 2016, the carrying values of these foreign currency denominated notes and loans payable were $13.4 billion and $13.1 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into foreign currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 0.7 percent to 1.7 percent at December 31, 2016 and 0.5 percent to 1.7 percent at March 31, 2016.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased by $38 million at December 31, 2016 compared to March 31, 2016 primarily as a result of changes in U.S. dollar rates relative to certain other currencies in which our hedged debt is denominated.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements:

	December 31, 2016
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$726	$13,087	$12,879	$9	$11,092	$4
Investments in operating leases	146	3,769	2,811	59	1,898	1
Total	$872	$16,856	$15,690	$68	$12,990	$5

	March 31, 2016
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$853	$14,343	$14,130	$6	$12,434	$4
Investments in operating leases	136	3,364	2,504	78	1,689	1
Total	$989	$17,707	$16,634	$84	$14,123	$5

Restricted Cash shown in the table above represents collections from the underlying Gross Securitized Assets and certain reserve deposits held by TMCC for the VIEs and is included as part of the Restricted cash and cash equivalents on our Consolidated Balance Sheet.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,360 million and $1,264 million of securities retained by TMCC at December 31, 2016 and March 31, 2016, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in the Consolidated Balance Sheet as of December 31, 2016 and March 31, 2016 and revenues received from these dealers during the three and nine months ended December 31, 2016 and 2015 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of December 31, 2016 and March 31, 2016 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2016, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2018, 2020, and 2022, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2016 and March 31, 2016.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured bank credit facilities with various banks.  As of December 31, 2016, TMCC had committed bank credit facilities totaling $5.4 billion of which $200 million, $2.4 billion, $150 million, and $2.6 billion mature in fiscal 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2016 and March 31, 2016. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2016	2016
Commitments:
Credit facilities commitments with dealers	$1,173	$1,168
Minimum lease commitments	64	55
Total commitments	1,237	1,223
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,337	$1,323

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments in the table above include $12 million and $16 million for facilities leases with affiliates at December 31, 2016 and March 31, 2016, respectively.  At December 31, 2016, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows:

Future minimum
Years ending March 31,	lease payments
2017	$6
2018	21
2019	13
2020	8
2021	5
Thereafter	11
Total	$64

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

On April 28, 2014, the Company announced that our corporate headquarters will move from Torrance, California to Plano, Texas as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing to a single new headquarters facility.  Relocation costs for employees and other relocation expenses are currently estimated to be approximately $118 million and are being expensed as incurred over the next few years.  To date, the Company has incurred $48 million in relocation expenses.  The relocation costs incurred during the three months and nine months ended December 31, 2016 were $13 million and $29 million, respectively.  We have not incurred any significant lease termination costs as a result of our planned relocation.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2016 and March 31, 2016.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2016, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2016 and March 31, 2016, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 39 percent and 37 percent for the three and nine months ended December 31, 2016, respectively, compared to 38 percent and 37 percent for the same periods in fiscal 2016, respectively.  Our provision for income taxes was $212 million for the first nine months of fiscal 2017, compared to $441 million for the same period in fiscal 2016.  Our benefit for income taxes was $29 million for the third quarter of fiscal 2017 compared to a provision for income taxes of $210 million for the same period in fiscal 2016.   The decrease in the provision for income taxes for the three and nine months ended December 31, 2016 is consistent with the decrease in our income before tax compared to the same periods in fiscal 2016.

Tax-related Contingencies

As of December 31, 2016, we remain under IRS examination for fiscal 2016 and 2017.  The IRS examination for fiscal 2015 was concluded in the second quarter of fiscal 2017.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the quarter ended December 31, 2016, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.1 billion and $1.9 billion at December 31, 2016 and March 31, 2016, and were primarily due to the deferred deduction of allowance for credit and residual value losses and federal tax loss carryforwards that expire in fiscal 2035.  The total deferred tax liability, net of these deferred tax assets, was $8.1 billion and $8.0 billion at December 31, 2016 and March 31, 2016, respectively.  Realization with respect to the federal tax loss carryforwards is dependent on sufficient income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of December 31, 2016, there were no material changes to our related party agreements or relationships as described in our fiscal 2016 Form 10-K.  The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net financing revenues:
Manufacturers’ subvention support and other revenues	$349	$335	$1,020	$982
Origination costs paid to affiliates	$-	$-	$(1)	$(1)
Credit support fees incurred	$(22)	$(24)	$(68)	$(69)
Interest and other expenses paid to affiliates	$-	$(1)	$(1)	$(3)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$36	$33	$105	$98

Investments and other income, net:
Gain on sale of commercial finance business	$-	$197	$-	$197
Interest earned on notes receivable from affiliates	$1	$1	$5	$4
Other income from affiliates	$-	$-	$1	$-

Expenses:
Shared services charges and other expenses	$12	$7	$34	$34
Employee benefits expense	$6	$8	$18	$24
Insurance losses and loss adjustment expenses	$-	$1	$1	$1

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)

	December 31,	March 31,
	2016	2016
Assets:
Cash and cash equivalents
Investments in affiliates' commercial paper	$15	$-

Finance receivables, net
Accounts receivable from affiliates	$137	$119
Notes receivable under home loan programs	$4	$9
Deferred retail origination costs paid to affiliates	$2	$1
Deferred retail subvention income from affiliates	$(944)	$(794)

Investments in operating leases, net
Leases to affiliates	$3	$2
Deferred lease origination costs paid to affiliates	$1	$1
Deferred lease subvention income from affiliates	$(1,134)	$(1,057)

Other assets
Notes receivable from affiliates	$889	$1,177
Other receivables from affiliates, net	$204	$7

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$325	$278
Other payables to affiliates, net	$51	$82
Notes payable to affiliates	$13	$20

Shareholder’s Equity:
Stock-based compensation	$2	$2

TMCC receives subvention payments from TMS which results in a gross monthly subvention receivable.  As of December 31, 2016 and March 31, 2016, the subvention receivable from TMS was $172 million and $127 million, respectively. The subvention receivable is recorded in other receivables from affiliates, net in Other assets as of December 31, 2016.  We have a settlement arrangement with TMS which allows us to net settle payments for shared services and subvention transactions.  Under this arrangement, we had a net payable to TMS which resulted in the subvention receivable being recorded in other payables to affiliates, net as of March 31, 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended December 31, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,537	$-	$-	$2,537
Insurance earned premiums and contract revenues	-	202	-	202
Investment and other income, net	20	32	-	52
Realized gains (losses), net on investments in marketable securities	155	2	-	157
Total gross revenues	2,712	236	-	2,948

Less:
Depreciation on operating leases	1,722	-	-	1,722
Interest expense	701	-	-	701
Provision for credit losses	183	-	-	183
Operating and administrative expenses	250	75	-	325
Insurance losses and loss adjustment expenses	-	92	-	92
(Benefit) provision for income taxes	(55)	26	-	(29)
Net (loss) income	$(89)	$43	$-	$(46)

	Nine Months Ended December 31, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$7,491	$-	$-	$7,491
Insurance earned premiums and contract revenues	-	594	-	594
Investment and other income, net	68	65	-	133
Realized gains (losses), net on investments in marketable securities	241	(1)	-	240
Total gross revenues	7,800	658	-	8,458

Less:
Depreciation on operating leases	4,994	-	-	4,994
Interest expense	1,305	-	-	1,305
Provision for credit losses	396	-	-	396
Operating and administrative expenses	702	219	-	921
Insurance losses and loss adjustment expenses	-	272	-	272
Provision for income taxes	150	62	-	212
Net income	$253	$105	$-	$358

Total assets at December 31, 2016	$114,292	$4,421	$(1,072)	$117,641

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information (Continued)

	Three Months Ended December 31, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,376	$-	$-	$2,376
Insurance earned premiums and contract revenues	-	181	-	181
Investment and other income, net	17	50	-	67
Realized gains (losses), net on investments in marketable securities	10	(10)	-	-
Gain on sale of commercial finance business	197	-	-	197
Total gross revenues	2,600	221	-	2,821

Less:
Depreciation on operating leases	1,503	-	-	1,503
Interest expense	277	-	-	277
Provision for credit losses	128	-	-	128
Operating and administrative expenses	223	65	-	288
Insurance losses and loss adjustment expenses	-	73	-	73
Provision for income taxes	179	31	-	210
Net income	$290	$52	$-	$342

	Nine Months Ended December 31, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$6,984	$-	$-	$6,984
Insurance earned premiums and contract revenues	-	533	-	533
Investment and other income, net	40	89	-	129
Realized gains (losses), net on investments in marketable securities	30	(40)	-	(10)
Gain on sale of commercial finance business	197	-	-	197
Total gross revenues	7,251	582	-	7,833

Less:
Depreciation on operating leases	4,309	-	-	4,309
Interest expense	988	-	-	988
Provision for credit losses	278	-	-	278
Operating and administrative expenses	657	188	-	845
Insurance losses and loss adjustment expenses	-	230	-	230
Provision for income taxes	380	61	-	441
Net income	$639	$103	$-	$742

Total assets at December 31, 2015	$112,238	$4,085	$(984)	$115,339

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

Fiscal 2017 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2017 (“fiscal 2017”), the United States (“U.S.”) economy experienced stability as the housing market remained strong and unemployment rates were relatively consistent.  However, consumer debt levels remained elevated as a result of increased consumer spending.  As consumers assume higher debt levels and as interest rates increase, we could experience an increase in our delinquencies and credit losses.

Used vehicle values for Toyota and Lexus vehicles decreased during the first nine months of fiscal 2017 compared to the same period in fiscal 2016 due to an increase in the supply of used vehicles as a result of an increased industry-wide focus on leasing in recent years.  Further declines in used vehicle values, continued increases in the supply of used vehicles and a larger lease portfolio resulting in higher future maturities could continue to unfavorably impact return rates, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during the first nine months of fiscal 2017.  However, uncertainty regarding global economic growth and changing expectations of the future path of U.S. monetary policy led to intermittent periods of volatility.  During the first nine months of fiscal 2017, interest rates increased which resulted in an increase in our interest expense and also contributed to higher losses on our derivatives as compared to the same period in fiscal 2016.    Future changes in interest rates in the U.S. and foreign markets could result in further volatility in our interest expense, which could affect our results of operations.

Industry-wide vehicle sales in the U.S. were relatively unchanged despite elevated sales incentives during the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.  Vehicle sales by TMS decreased 2 percent in the first nine months of fiscal 2017 compared to the same period in fiscal 2016 due to lower consumer demand for Toyota and Lexus vehicles.  Financing volume decreased 5 percent and our overall market share decreased 3 percentage points for the first nine months of fiscal 2017 compared to the same period in fiscal 2016.  The decreases in financing volume and market share are primarily due to increased competition from financial institutions and a decline in demand for Toyota and Lexus vehicles.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2016	2015	2016	2015
Net (loss) income:
Finance operations[1]	$(89)	$290	$253	$639
Insurance operations[1]	43	52	105	103
Total net (loss) income	$(46)	$342	$358	$742

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $358 million and a net loss of $46 million for the first nine months and third quarter of fiscal 2017, respectively, compared to net income of $742 million and $342 million for the same periods in fiscal 2016.  The decrease in net income for the first nine months of fiscal 2017 compared to the same period in fiscal 2016 was primarily due to a $685 million increase in depreciation on operating leases, a $317 million increase in interest expense and a $118 million increase in the provision for credit losses, partially offset by a $482 million increase in operating lease revenues, a $250 million increase in realized gains, net on investments in marketable securities and a $229 million decrease in provision for income taxes.  The decrease in net income for the third quarter of fiscal 2017 compared to the same period in fiscal 2016 was primarily due to a $424 million increase in interest expense, a $219 million increase in depreciation on operating leases and a $55 million increase in provision for credit losses, partially offset by a $239 million decrease in provision for income taxes, a $157 million increase in realized gains, net on investments in marketable securities and a $151 million increase in operating lease revenues. Additionally, our finance operations results for the first nine months and third quarter of fiscal 2016 included a gain on the sale of our commercial finance business of $197 million.  As discussed in our Form 10-K for fiscal 2016, we sold our commercial finance business on October 1, 2015.

Our overall capital position increased $0.2 billion, bringing total shareholder’s equity to $9.6 billion at December 31, 2016 as compared to $9.4 billion at March 31, 2016.  Our debt increased to $96.2 billion at December 31, 2016 from $93.6 billion at March 31, 2016.  Our debt-to-equity ratio was 10.0 for both December 31, 2016 and March 31, 2016.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Financing revenues:
Operating lease	$1,946	$1,795	8%	$5,762	$5,280	9%
Retail	468	484	(3)%	1,383	1,406	(2)%
Dealer	123	97	27%	346	298	16%
Total financing revenues	2,537	2,376	7%	7,491	6,984	7%

Investment and other income, net	20	17	18%	68	40	70%
Realized gains (losses), net on investments in marketable securities	155	10	1450%	241	30	703%
Gain on sale of commercial finance business	-	197	(100)%	-	197	(100)%
Gross revenues from finance operations	2,712	2,600	4%	7,800	7,251	8%

Less:
Depreciation on operating leases	1,722	1,503	15%	4,994	4,309	16%
Interest expense	701	277	153%	1,305	988	32%
Provision for credit losses	183	128	43%	396	278	42%
Operating and administrative expenses	250	223	12%	702	657	7%
(Benefit) provision for income taxes	(55)	179	(131)%	150	380	(61)%
Net (loss) income from finance operations	$(89)	$290	(131)%	$253	$639	(60)%

Our finance operations reported net income of $253 million and a net loss of $89 million for the first nine months and third quarter of fiscal 2017, respectively, compared to net income of $639 million and $290 million for the same periods in fiscal 2016.  Finance operations results for the first nine months of fiscal 2017 decreased compared to the same period in fiscal 2016, primarily due to a $685 million increase in depreciation on operating leases, a $317 million increase in interest expense and a $118 million increase in provision for credit losses, partially offset by a $482 million increase in operating lease revenues, a $230 million decrease in provision for income taxes and a $211 million increase in realized gains, net on investments in marketable securities.  Finance operations results for the third quarter of fiscal 2017 decreased compared to the same period in fiscal 2016, primarily due to a $424 million increase in interest expense, a $219 million increase in depreciation on operating leases and a $55 million increase in provision for credit losses, partially offset by a $234 million decrease in provision for income taxes, a $151 million increase in operating lease revenues, and a $145 million increase in realized gains, net on investments in marketable securities.  Additionally, our finance operations results for the first nine months and third quarter of fiscal 2016 included a gain on the sale of our commercial finance business of $197 million.

During the first nine months and third quarter of fiscal 2017, we reported realized gains on investments of marketable securities of $241 million and $155 million, respectively.  These gains were primarily due to the sale of our equity mutual fund portfolio to take advantage of favorable market conditions.  The proceeds were utilized for general corporate purposes, including the purchase of retail and lease contracts and the payment of debt.

Financing Revenues

Total financing revenues increased 7 percent during the first nine months and third quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016 due to the following:

•

Operating lease revenues increased 9 percent and 8 percent in the first nine months and third quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.

•

Retail contract revenues decreased 2 percent and 3 percent in the first nine months and third quarter of fiscal 2017 as compared to the same periods in fiscal 2016 due to a decrease in average outstanding earning asset balances and lower portfolio yields.

•

Dealer financing revenues increased 16 percent and 27 percent in the first nine months and third quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016, primarily due to an increase in our portfolio yields and higher average outstanding earning asset balances.

Our total portfolio yield, which includes operating lease, retail and dealer financing revenues, decreased to 3.2 percent and 3.1 percent during the first nine months and third quarter of fiscal 2017, respectively, compared to 3.7 percent and 3.6 percent for the same periods in fiscal 2016, primarily due to lower operating lease portfolio yields.

Depreciation on Operating Leases

Depreciation on operating leases increased 16 percent and 15 percent during the first nine months and third quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016.  The increase in depreciation during the first nine months and third quarter of fiscal 2017 as compared to the same periods in fiscal 2016 was attributable to an increase in average operating lease units outstanding as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles.

Interest Expense

Our liabilities consist mainly of fixed and floating rate debt, denominated in U.S. dollars and various foreign currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, interest rate caps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  The following table summarizes the consolidated components of interest expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2016	2015	2016	2015
Interest expense on debt	$397	$334	$1,133	$964
Interest expense (income) on derivatives	2	1	(5)	(4)
Interest expense on debt and derivatives	399	335	1,128	960

Ineffectiveness related to hedge accounting derivatives	-	(1)	-	(2)
Gain on non-hedge accounting debt denominated in foreign currencies	(907)	(222)	(969)	(68)
Loss on non-hedge accounting foreign currency swaps	1,127	263	1,159	170
Loss (gain) on U.S. dollar non-hedge accounting interest rate swaps	82	(98)	(13)	(72)
Total interest expense	$701	$277	$1,305	$988

During the first nine months of fiscal 2017, total interest expense increased to $1,305 million from $988 million in the same period in fiscal 2016.  The increase in total interest expense for the first nine months of fiscal 2017 as compared to the same period in fiscal 2016 can be primarily attributed to increases in interest expense on debt and derivatives and losses on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps.  In addition, gains on U.S. dollar non-hedge accounting interest rate swaps decreased as compared to the gains for the same period in fiscal 2016. During the third quarter of fiscal 2017, interest expense increased to $701 million from $277 million in the same period in fiscal 2016.  The increase in total interest expense for the third quarter of fiscal 2017 as compared to the same period in fiscal 2016 was primarily driven by an increase in losses on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps, losses on the U.S. dollar non-hedge accounting interest rate swaps and an increase in interest expense on debt.

Interest expense on debt primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discounts, premiums, debt issuance costs, and basis adjustments.  Interest expense on debt in the first nine months and third quarter of fiscal 2017 increased to $1,133 million and $397 million, respectively, from $964 million and $334 million in the same periods in fiscal 2016 primarily due to higher weighted average interest rates on commercial paper and secured notes and loans payable.

Interest expense (income) on derivatives represents contractual net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During the first nine months of fiscal 2017, we recorded net interest income of $5 million compared to net interest income of $4 million in the same period in fiscal 2016.  During the third quarter of fiscal 2017, we recorded net interest expense of $2 million compared to net interest expense of $1 million in the same period of fiscal 2016.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first nine months and third quarter of fiscal 2017, we recorded net losses of $190 million and $220 million, respectively, on our debt denominated in foreign currencies, net of foreign currency swaps, as compared to net losses of $102 million and $41 million for the same periods in fiscal 2016. These losses resulted primarily from an increase in most foreign currency interest rates in which our debt is denominated.  The increase in losses during fiscal 2017 over the same periods in fiscal 2016 is primarily due to the rates increasing more significantly for certain currencies in fiscal 2017 as compared to the same periods in fiscal 2016.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the revaluation of interest rate swaps.  During the first nine months of fiscal 2017, we recorded gains of $13 million primarily as a result of an increase in U.S. dollar swap rates across all tenors, with the gains on our higher notional, shorter-term pay-fixed swaps exceeding the losses on our longer-term pay-float swaps.  During the first nine months of fiscal 2016, we experienced gains of $72 million on U.S. dollar non-hedge accounting interest rate swaps due to decreases in U.S. dollar swap rates.  During the third quarter of fiscal 2017, we recorded losses of $82 million primarily as a result of an increase in U.S. dollar swap rates across all tenors, particularly in the longer tenors where losses on our longer term, pay-float swaps exceeded the gains on our shorter term pay-fixed swaps.  During the third quarter of fiscal 2016, U.S. dollar swap rates increased across certain tenors which resulted in gains of $98 million.

Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $396 million and $183 million for the first nine months and third quarter of fiscal 2017, respectively, compared to $278 million and $128 million for the same periods in fiscal 2016.  The increase in the provision for credit losses for the first nine months and third quarter of fiscal 2017 was due to higher default frequency and loss severity, and overall portfolio growth, which was partially offset by a reduction in the specific reserves for certain impaired dealers due to improvement in their financial performance.

Operating and Administrative Expenses

Our operating and administrative expenses increased 7 percent and 12 percent during the first nine months and third quarter of fiscal 2017, respectively, compared to the same periods in fiscal 2016.  The increase for the first nine months and third quarter of fiscal 2017 compared to the same periods in fiscal 2016 is primarily due to higher information technology expenditures, resulting from the continued development of future enhancements to our core servicing systems.  We continue to incur expenses associated with the planned relocation of our headquarters to Plano, Texas including deferred compensation, employee relocation and other relocation expenses.  We expect to incur additional expenses over the next few years relating to our planned relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2016	2015	Change	2016	2015	Change
Agreements (units in thousands)
Issued	581	534	9%	1,810	1,654	9%
Average in force	7,484	6,553	14%	7,241	6,360	14%

(Dollars in millions)
Insurance earned premiums and contract revenues	$202	$181	12%	$594	$533	11%
Investment and other income, net	32	50	(36)%	65	89	(27)%
Realized gains (losses), net on investments in marketable securities	2	(10)	120%	(1)	(40)	98%
Revenues from insurance operations	236	221	7%	658	582	13%

Less:
Insurance losses and loss adjustment expenses	92	73	26%	272	230	18%
Operating and administrative expenses	75	65	15%	219	188	16%
Provision for income taxes	26	31	(16)%	62	61	2%
Net income from insurance operations	$43	$52	(17)%	$105	$103	2%
Our insurance operations reported net income of $105 million and $43 million for the first nine months and third quarter of fiscal 2017, respectively, compared to $103 million and $52 million for the same periods in fiscal 2016.  Net income for the first nine months of fiscal 2017 was relatively consistent compared to the same period in fiscal 2016, as the $61 million increase in insurance earned premiums and contract revenues and a $39 million decrease in realized losses, net on investments in marketable securities were largely offset by a $42 million increase in insurance losses and loss adjustment expenses, a $31 million increase in operating and administrative expenses, and a $24 million decrease in investment and other income, net.  The decrease in net income for the third quarter of fiscal 2017, compared to the same period in fiscal 2016, was primarily attributable to a $19 million increase in insurance losses and loss adjustment expenses, an $18 million decrease in investment and other income, net, and a $10 million increase in operating and administrative expenses, partially offset by a $21 million increase in insurance earned premiums and contract revenues and a $12 million increase in realized gains, net on investments in marketable securities.

Agreements issued increased 9 percent during the first nine months and third quarter of fiscal 2017 compared to the same periods in fiscal 2016.  The average number of agreements in force increased 14 percent during the first nine months and third quarter of fiscal 2017 compared to the same periods in fiscal 2016.  The increases in the issued and the average in force agreements in both periods was primarily due to increased sales of prepaid maintenance agreements, certified pre-owned warranties, tire and wheel protection agreements and guaranteed auto protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $594 million and $202 million for the first nine months and third quarter of fiscal 2017, respectively, compared to $533 million and $181 million for the same periods in fiscal 2016.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in the first nine months and third quarter of fiscal 2017 compared to the same periods in fiscal 2016 was primarily due to an increase in the average in force agreements.

Our insurance operations reported investment and other income, net of $65 million and $32 million for the first nine months and third quarter of fiscal 2017, respectively, compared to $89 million and $50 million for the same periods in fiscal 2016.  Investment and other income, net, consists primarily of dividend and interest income.  The decrease in investment and other income, net for the first nine months and third quarter of fiscal 2017 compared to the same periods in fiscal 2016 was primarily due to a decrease in dividend income.

Our insurance operations reported realized losses, net on investments in marketable securities of $1 million and a realized gain of $2 million for the first nine months and third quarter of fiscal 2017, respectively, compared to losses of $40 million and $10 million for the same periods in fiscal 2016.  The decrease in realized losses, net on investments in marketable securities for the first nine months and third quarter of fiscal 2017 compared to the same periods in fiscal 2016 was primarily due to decreases in other-than-temporary impairment on our fixed income mutual funds.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $272 million and $92 million for the first nine months and third quarter of fiscal 2017, respectively, compared to $230 million and $73 million for the same periods in fiscal 2016.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in the first nine months and third quarter of fiscal 2017 compared to the same periods in fiscal 2016 was primarily due to an increase in our prepaid maintenance and guaranteed auto protection losses. The increase in our prepaid maintenance losses was due to an increase in the number of claims as a result of a higher number of average in force agreements, as well as an increase in the severity of prepaid maintenance claims. The increase in our guaranteed auto protection losses was driven by an increase in both the frequency and severity of claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $219 million and $75 million for the first nine months and third quarter of fiscal 2017, respectively, compared to $188 million and $65 million for the same periods in fiscal 2016.  The increase in the first nine months and third quarter of fiscal 2017 compared to the same periods in fiscal 2016 was attributable to higher insurance dealer back-end program expenses and product expenses driven by the continued growth of our insurance business. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our total provision for income taxes was $212 million for the first nine months of fiscal 2017 compared to a provision of $441 million for the same period in fiscal 2016.  Our benefit for income taxes was $29 million for the third quarter of fiscal 2017 compared to a provision for income taxes of $210 million for the same period in fiscal 2016.  Our effective tax rate was 37 percent and 39 percent for the first nine months and third quarter of fiscal 2017, respectively, compared to 37 percent and 38 percent for the same periods in fiscal 2016, respectively. The decrease in the provision for income taxes for the first nine months and third quarter of fiscal 2017 is consistent with the decrease in our income before tax compared to the same periods in fiscal 2016.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2016	2015	Change	2016	2015	Change
TMS new sales volume[1]	487	495	(2)%	1,455	1,489	(2)%

Vehicle financing volume[2]
New retail contracts	164	147	12%	475	502	(5)%
Used retail contracts	70	67	4%	216	215	-%
Lease contracts	126	153	(18)%	432	467	(7)%
Total	360	367	(2)%	1,123	1,184	(5)%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	103	82	26%	298	300	(1)%
Used retail contracts	19	14	36%	62	36	72%
Lease contracts	112	131	(15)%	372	412	(10)%
Total	234	227	3%	732	748	(2)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	62.8%	55.8%		62.7%	59.8%
Used retail contracts	27.1%	20.9%		28.7%	16.7%
Lease contracts	88.9%	85.6%		86.1%	88.2%
Overall subvened contracts	65.0%	61.9%		65.2%	63.2%

Market share:[3]
Retail contracts	33.5%	29.5%		32.5%	33.6%
Lease contracts	25.6%	30.7%		29.0%	31.1%
Total	59.1%	60.2%		61.5%	64.7%

[1]

Represents total domestic TMS sales of new Toyota, Lexus and Scion vehicles excluding sales under dealer rental car and commercial   fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of 83 percent Toyota and Scion and 17 percent Lexus for the first nine months of fiscal 2017 and 2016, respectively.  TMS new sales volume is comprised of 82 percent Toyota and Scion and 18 percent Lexus for the third quarter of fiscal 2017.  TMS new sales volume is comprised of 81 percent Toyota and Scion and 19 percent Lexus for the third quarter of fiscal 2016.

[2]

Total financing volume is comprised of approximately 79 percent Toyota and Scion, 18 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months of fiscal 2017 and 2016 and third quarter of fiscal 2017, respectively.  Total financing volume was comprised of approximately 77 percent Toyota and Scion, 20 percent Lexus, and 3 percent non-Toyota/Lexus for the third quarter of fiscal 2016.

[3]

Represents the percentage of total domestic TMS sales of new Toyota, Lexus and Scion vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMS new sales volume.  Vehicle sales by TMS decreased 2 percent for the first nine months and third quarter of fiscal 2017 compared to the same periods in fiscal 2016, primarily due to a decrease in demand for Toyota and Lexus vehicles as compared to recent years.  Our financing volume decreased 5 percent and 2 percent and our overall market share decreased 3 percentage points and 1 percentage point for the first nine months and third quarter of fiscal 2017, respectively, compared to the same periods in fiscal 2016.  The decreases in financing volume and market share are primarily due to increased competition from financial institutions and a decline in demand for Toyota and Lexus vehicles.

The composition of our net earning assets is summarized below:

	December 31,	March 31,
(Dollars in millions)	2016	2016	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$50,907	$49,870	2%
Dealer financing, net[1]	17,111	15,766	9%
Total finance receivables, net	68,018	65,636	4%
Investments in operating leases, net	38,097	36,488	4%
Net earning assets	$106,115	$102,124	4%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	989	998	(1)%
Vehicle dealers outside of the Toyota/Lexus dealer network	385	398	(3)%
Total number of dealers receiving wholesale financing	1,374	1,396	(2)%

Dealer inventory outstanding (units in thousands)	325	291	12%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 5 percent and our retail market share decreased 1 percentage point during the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.  The decreases in retail contract volume and market share are due to increased competition from financial institutions and a decline in demand for Toyota and Lexus vehicles.  Despite decreases in new retail contract volume and market share, our retail finance receivables, net increased 2 percent at December 31, 2016 as compared to March 31, 2016 as the average amount financed has increased.  Our new retail contract volume increased 12 percent and our retail market share increased 4 percentage points during the third quarter of fiscal 2017 as compared to the same period in fiscal 2016.  Much of the increase during the third quarter of fiscal 2017 was attributable to a higher focus by TMS on retail subvention compared to lease subvention.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 7 percent and 18 percent and our lease market share decreased 2 percentage points and 5 percentage points during the first nine months and third quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016.  Much of the decrease in both lease financing volume and market share during the first nine months and third quarter of fiscal 2017 was attributable to a decline in the volume of subvened contracts.  Despite the decrease in lease financing volume and market share, our investments in operating leases, net, increased 4 percent at December 31, 2016, as compared to the balance at March 31, 2016 due to lease portfolio growth in recent years.

Dealer Financing and Earning Assets

Dealer financing, net at December 31, 2016, increased 9 percent from March 31, 2016 due primarily to increases in dealer inventory outstanding and was partially offset by a decline in the total number of dealers receiving financing.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2016	2015	Change	2016	2015	Change
Depreciation on operating leases (dollars in millions)	$1,722	$1,503	15%	$4,994	$4,309	16%
Average operating lease units outstanding (in thousands)	1,427	1,323	8%	1,414	1,262	12%

Depreciation expense on operating leases increased 16 percent and 15 percent during the first nine months and third quarter of fiscal 2017, respectively, as compared to the same periods in fiscal 2016, due primarily to an increase in the average operating lease units outstanding as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles.  As a result of our increased focus on leasing in recent years, we experienced higher maturities in the first nine months and third quarter of fiscal 2017 as compared to the same periods in fiscal 2016 and expect that maturities will continue to be higher in the future, which will result in an increase in the supply of used vehicles held for sale and could unfavorably impact used vehicle values.  Recent industry-wide focus on leasing will further increase the supply of used vehicles, and could further unfavorably impact used vehicle values.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as further deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

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

The following table provides information related to our credit loss experience:

	December 31,	March 31,	December 31,
	2016	2016	2015
Net charge-offs as a percentage of average gross[1] earning assets
Finance receivables	0.51%	0.42%	0.40%
Operating leases	0.39%	0.31%	0.28%
Total	0.46%	0.38%	0.36%

Default frequency as a percentage of outstanding contracts	1.49%	1.27%	1.19%
Average loss severity per unit[2]	$7,808	$6,934	$6,702

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.42%	0.29%	0.39%
Operating leases[4]	0.31%	0.22%	0.28%
Total	0.38%	0.26%	0.35%
[1]	Net charge-off ratios have been annualized using nine month results for the periods ended December 31, 2016 and 2015.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets increased from 0.36 percent at December 31, 2015 to 0.46 percent at December 31, 2016 due to increased default frequency and loss severity.  Default frequency as a percentage of outstanding contracts increased to 1.49 percent for the first nine months of fiscal 2017 compared to 1.19 percent in the same period in fiscal 2016 as a result of higher delinquencies.  Our delinquencies increased to 0.38 percent for the first nine months of fiscal 2017 compared to 0.35 percent in the same period in fiscal 2016 as a result of higher consumer debt levels.  The increase in our delinquencies from March 31, 2016 to December 31, 2016 reflects our typical seasonal pattern for delinquency; however, we continue to see increasing trends in rates of delinquency and default frequency.  Our average loss severity for the first nine months of fiscal 2017 increased to $7,808 from $6,702 in the first nine months of fiscal 2016 due primarily to declines in used vehicle values for Toyota and Lexus vehicles.  Further increases to consumer debt levels and interest rates coupled with a rising supply of used vehicles and deterioration in actual and expected used vehicle values would increase our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2016	2015	2016	2015
Allowance for credit losses at beginning of period	$526	$473	$535	$485
Provision for credit losses	183	128	396	278
Transferred to held-for-sale[1]	-	-	-	(7)
Charge-offs, net of recoveries[2]	(143)	(115)	(365)	(270)
Allowance for credit losses at end of period	$566	$486	$566	$486
[1]	Amount relates to the commercial finance business which was sold on October 1, 2015.
[2]

Charge-offs are shown net of recoveries of $19 million and $59 million for the three and nine months ended December 31, 2016, respectively, and recoveries of $15 million and $54 million for the three and nine months ended December 31, 2015, respectively.

Our allowance for credit losses increased $80 million from $486 million at December 31, 2015 to $566 million at December 31, 2016 due to higher default frequency and loss severity and general portfolio growth.  Our allowance for credit losses increased $31 million from March 31, 2016 to December 31, 2016 due to higher default frequency and loss severity and general portfolio growth, which was partially offset by a reduction in the specific reserves for certain impaired dealers due to improvement in their financial performance. Further increases to consumer debt levels and interest rates coupled with a rising supply of used vehicles and deterioration in actual and expected used vehicle values would increase our allowance for credit losses.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	December 31,	March 31,
(Dollars in millions)	2016	2016
Commercial paper[1]	$29,023	$26,608
Unsecured notes and loans payable[2]	54,101	52,741
Secured notes and loans payable[3]	12,990	14,123
Carrying value adjustment[4]	84	122
Total debt	$96,198	$93,594
[1]	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $6.6 billion to $9.8 billion with an average balance of $7.9 billion during the quarter ended December 31, 2016.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $27.8 billion to $30.0 billion during the quarter ended December 31, 2016, with an average outstanding balance of $28.8 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Eurobonds	Other		Total unsecured notes and loans payable[5]
Balance at March 31, 2016¹	$33,668		$13,457		$624	$5,222		$52,971
Issuances	8,391	[2]	2,279	[3]	-	3,000	[4]	13,670
Maturities and terminations	(8,876)		-		(479)	(1,850)		(11,205)
Non-cash changes in foreign currency rates	-		(946)		(145)	(12)		(1,103)
Balance at December 31, 2016¹	$33,183		$14,790		$-	$6,360		$54,333

[1]

Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, fair value adjustments to debt in hedge accounting relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

[2]

MTNs and domestic bonds issued during the first nine months of fiscal 2017 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 1 percent to 3.1 percent.

[3]

EMTNs issued during the first nine months of fiscal 2017 had terms to maturity ranging from approximately 5 years to 6 years, and had interest rates at the time of issuance ranging from 1 percent to 2.9 percent.

[4]	Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 0.9 percent to 2.8 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2016, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €25.7 billion was available for issuance at December 31, 2016.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

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

Securitization

We maintain shelf registration statements with the Securities and Exchange Commission (“SEC”) to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of December 31, 2016 and March 31, 2016, we did not have any outstanding lease securitization transactions registered with the SEC.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2016, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2018, 2020, and 2022, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2016 and March 31, 2016.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured bank credit facilities with various banks.  As of December 31, 2016, TMCC had committed bank credit facilities totaling $5.4 billion of which $200 million, $2.4 billion, $150 million, and $2.6 billion mature in fiscal 2017, 2018, 2019, and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2016 and March 31, 2016. We are currently in compliance with the covenants and conditions of the credit agreements described above.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in the Consolidated Statement of Income.  As of December 31, 2016 and March 31, 2016, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in the Consolidated Balance Sheet:

	December 31,	March 31,
(Dollars in millions)	2016	2016
Gross derivatives assets, net of credit valuation adjustment	$567	$973
Less: Counterparty netting and collateral	(516)	(905)
Derivative assets, net	$51	$68

Gross derivative liabilities, net of credit valuation adjustment	$1,735	$1,310
Less: Counterparty netting and collateral	(1,734)	(1,303)
Derivative liabilities, net	$1	$7

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2016, we held collateral of $111 million, which offset derivative assets, and we posted collateral of $1,329 million, which offset derivative liabilities.  We also held excess collateral of $4 million which we did not use to offset derivative assets, and we posted excess collateral of $33 million which we did not use to offset derivative liabilities.  As of March 31, 2016, we held collateral of $320 million, which offset derivative assets, and we posted collateral of $718 million which offset derivative liabilities.  We held excess collateral of $2 million, which we did not use to offset derivative assets, and we posted excess collateral of $22 million which we did not use to offset derivative liabilities.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at December 31, 2016 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of December 31, 2016, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2016 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	December 31,	March 31,
(Dollars in millions)	2016	2016
Credit Rating
AA	$1	$2
A	52	63
BBB	-	5
Total net counterparty credit exposure	$53	$70

We exclude from the table above credit valuation adjustments of $2 million as of December 31, 2016 and March 31, 2016 related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statement of Income.  Refer to Note 2 – Fair Value Measurements of the Notes to Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) concluded that the disclosure controls and procedures were effective as of December 31, 2016, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 8, 2017	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: February 8, 2017	By	/s/ Ron Chu
Ron Chu
Group Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1	Amended and Restated Agency Agreement, dated September 9, 2016, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon	(3)

4.2	Amended and Restated Note Agency Agreement dated September 9, 2016, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London Branch	(4)

10.1

364 Day Credit Agreement, dated as of November 15, 2016, among Toyota Motor Credit Corporation, (“TMCC”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit de Puerto Rico Corp. (“TCPR”), Toyota Credit Canada Inc. (“TCCI”),  Toyota Kreditbank GMBH (“TKG”), and Toyota Finance Australia Limited (“TFA”), as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp. (“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”) and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents

		(5)

10.2	Three Year Credit Agreement, dated as of November 15, 2016, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents	(6)

10.3	Five Year Credit Agreement, dated as of November 15, 2016, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents	(7)

Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Accounting Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K dated September 9, 2016, Commission File Number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K dated September 9, 2016, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K dated November 15, 2016, Commission File Number 1-9961.
(6)	Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K dated November 15, 2016, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K dated November 15, 2016, Commission File Number 1-9961.