Form 10-K
period 2017-03-31
TOYOTA MOTOR CREDIT CORP
filed 2017-06-01
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2017

PART I

ITEM 1. BUSINESS

GENERAL

Toyota Motor Credit Corporation was incorporated in California in 1982 and commenced operations in 1983.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.  We are wholly-owned by Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  Prior to July 1, 2016, TFSIC was known as Toyota Financial Services Americas Corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

We provide a variety of finance and insurance products to authorized Toyota and Lexus dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “dealers”) and their customers in the United States of America (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our products fall primarily into the following categories:

•

Finance - We acquire retail installment sales contracts from dealers in the U.S. and Puerto Rico (“retail contracts”) and leasing contracts accounted for as operating leases (“lease contracts”) from dealers in the U.S.  We collectively refer to our retail and lease contracts as the “consumer portfolio”.  We also provide dealer financing, including wholesale financing, working capital loans, revolving lines of credit and real estate financing to dealers in the U.S. and Puerto Rico.  We collectively refer to our dealer financing portfolio as the “dealer portfolio”.

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

We primarily acquire retail contracts, lease contracts, and insurance service contracts from dealers through 29 dealer sales and services offices (“DSSOs”) which are supported by three regional management offices and service the contracts through three regional customer service centers (“CSCs”) located throughout the U.S.  The DSSOs primarily support the dealers by providing services such as acquiring retail and lease contracts, financing inventories, and financing other dealer activities and requirements such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. The DSSOs also provide support for our insurance products sold in the U.S. The CSCs support customer account servicing functions such as collections, lease terminations, and administration of both retail and lease contract customer accounts. The Central region CSC also supports insurance operations by providing agreement and claims administrative services.

On October 1, 2015, we sold certain assets and liabilities related to our industrial equipment retail, lease and dealer portfolios (hereinafter the “commercial finance business”).  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion.  In addition, vehicles previously manufactured under the Scion brand were transitioned to the Toyota brand in August 2016.

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

Geographic Distribution of Operations

As of March 31, 2017, approximately 22 percent of retail and lease contracts were concentrated in California, 11 percent in Texas, 8 percent in New York and 5 percent in New Jersey.  As of March 31, 2017, approximately 26 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 5 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We acquire retail and lease contracts from, and provide financing and certain other financial products and services to authorized Toyota and Lexus dealers and, to a lesser extent, other domestic and import franchise dealers and their customers in the U.S. and Puerto Rico.  The table below summarizes our financing revenues, net of depreciation by primary product.

	Years Ended March 31,
	2017	2016	2015
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	27%	35%	36%
Retail	58%	53%	52%
Dealer	15%	12%	12%
Financing revenues, net of depreciation	100%	100%	100%

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

Underwriting

We acquire new and used retail and lease contracts primarily from Toyota and Lexus dealers.  Dealers transmit customer credit applications electronically through our online system for contract acquisition.  The customer may submit a credit application directly to our website, in which case, the credit application is sent to the dealer of the customer’s choice or to a dealer that is near the customer’s residence.  In addition, through our website, customers are able to request a pre-qualification letter for presentation to the dealer specifying the maximum amount that may be financed.  Upon receipt of the credit application, our loan origination system automatically requests a credit bureau report from one of the major credit bureaus.  We use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Factors used by the credit scoring system (based on the applicant’s credit history) include the terms of the contract, ability to pay, debt ratios, amount financed relative to the value of the vehicle, and credit bureau attributes such as number of trade lines, utilization ratio and number of credit inquiries.

Credit applications are subject to systematic evaluation.  Our loan origination system evaluates each application to determine if it qualifies for automatic approval or decline without manual intervention (“auto-decisioning”) using specific requirements.  Based on the internal credit score and other application characteristics, a decision is made whether to automatically approve or decline the application.  Typically, the highest quality credit applications are approved automatically and the lowest quality credit applications are automatically declined.

Credit analysts (located at the DSSOs) approve or decline all credit applications that are not auto-decisioned, and may also approve an application that has been the subject of an automated decline.  Failure to be automatically approved through auto-decisioning does not mean that an application does not meet our underwriting guidelines.  A credit analyst decisions applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly payment obligation, which is derived, among other things, from the amount financed and the term.  A credit analyst will verify information contained in the credit application if the application presents an elevated level of credit risk.  At any time during the credit decisioning process, the credit analyst may elect to counter, or condition, the offer to extend credit.  Our proprietary scoring system assists the credit analyst in the credit review process.

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

Subvention and Incentive Programs

In partnership with Toyota Motor Sales, U.S.A., Inc. (“TMS”) and other third party distributors, we may offer special promotional rates, which we refer to as subvention programs.  TMS is the primary distributor of Toyota and Lexus vehicles in the United States.  TMS pays us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on the marketing strategies of TMS, economic conditions, and volume of new and used vehicle sales.  The amount of subvention received varies based on the mix of Toyota and Lexus vehicles included in the promotional rate programs and the timing of the programs.  The majority of our retail and lease contracts is subvened.  We may also offer other cash incentive programs in partnership with TMS.  Subvention and other cash incentive program payments are settled at the beginning of the retail or lease contract.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income for lease contracts.

Servicing

Our CSCs are responsible for servicing retail and lease contracts.  A centralized department manages third party vendor relationships responsible for the bankruptcy administration and post charge-off recovery and liquidation activities.

We use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods.  When contracts are acquired, we perfect our security interests in the financed retail vehicles through the applicable state’s department of motor vehicles (or equivalent) with certificate of title filings or with a Uniform Commercial Code (“UCC”) filing, as appropriate.  We have the right to pursue collection actions against a delinquent customer, as well as repossess a vehicle if a customer fails to meet contractual obligations.

We use an online collection and auto dialer system that prioritizes collection efforts and signals our collections personnel to make telephone contact with delinquent customers.  Collection efforts are based on behavioral scoring models (which analyze borrowers’ past payment performance, vehicle valuation and credit bureau scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is 80 days past due.  Repossessed vehicles are held for sale to comply with statutory requirements and then sold at private auctions, unless public auctions are required by law.  Any unpaid amounts remaining after vehicle sale or after full account charge-off are pursued by us to the extent practical and legally permissible.  Any surplus amounts remaining after recovery fees, sale fees, and other expenses have been paid, and after any reserve charge-backs, dealer guarantees and optional product refunds have been credited to the customer’s account, are refunded to the customers.  Collections of post-sale deficiencies and full-skip charge-offs are handled by third party vendors.  We charge-off accounts when they are uncollectable or when the account balance becomes 120 days contractually delinquent, whichever occurs first.

We may, in accordance with our customary servicing procedures, offer rebates or waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing retail and lease contracts.  In addition, we may defer a customer’s obligation to make a payment by extending the contract term.

Substantially all of our retail and lease contracts are purchased as non-recourse from the dealers.  This relieves the dealers of financial responsibility in the event of a customer default.

We may experience a higher risk of loss if customers fail to maintain required insurance coverage.  The terms of our retail contracts require customers to maintain physical damage insurance covering loss or damage to the financed vehicle in an amount not less than the full value of the vehicle.  The terms of each contract allow but do not require us to obtain any such insurance coverage on behalf of the customer.  In accordance with our customary servicing procedures, we do not exercise our right to obtain insurance coverage on behalf of the customer.  Our lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle.  We currently do not monitor ongoing customer insurance coverage as part of our customary servicing procedures for retail or lease accounts.

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

Wholesale Financing

We provide wholesale financing to dealers for inventories of new and used Toyota, Lexus and other domestic and import vehicles.  We acquire a security interest in the vehicle inventory, and/or other dealership assets, as appropriate, which we perfect through UCC filings. Wholesale financing may also be backed by corporate or individual guarantees from, or on behalf of, affiliated dealers, dealer groups, or dealer principals.  In the event of a dealer default under a wholesale loan agreement, we have the right to liquidate assets in which we have a perfected security interest and to seek legal remedies pursuant to the wholesale loan agreement and any applicable guarantees.

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

Other Dealer Financing

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and insurance business and the creditworthiness of each dealer.

Before establishing a wholesale loan or other dealer financing agreement, we perform a credit analysis of the dealer. During this analysis, we:

•	Review financial statements and we may obtain credit reports and bank references;
•	Evaluate the dealer’s financial condition and history of servicing debt; and
•	Assess the dealer’s operations and management.

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

INSURANCE OPERATIONS

TMCC markets its insurance products through TMIS. The principal activities of TMIS include marketing, underwriting, and claims administration for products that cover certain risks of Toyota, Lexus and other domestic and import franchise dealers and their customers in the U.S.  TMIS also provides other coverage and related administrative services to certain of our affiliates in the U.S.

Gross revenues from insurance operations on a consolidated basis comprised 8 percent of total gross revenues for fiscal 2017, 7 percent for fiscal 2016 and 8 percent for fiscal 2015.

Products and Services

TMIS offers various products and services on Toyota, Lexus and other domestic and import vehicles, such as vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance contracts, excess wear and use agreements, and tire and wheel protection agreements.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection insurance and debt cancellation agreements provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle.  Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals.  Excess wear and use agreements are available on leases of Toyota and Lexus vehicles and protect against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection agreements provide coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to a defect in material or workmanship, to the extent not covered by the manufacturer or the tire distributor warranties.

Toyota, Lexus and other domestic and import dealers who elect to participate in the inventory insurance program obtain coverage for eligible vehicle inventory through a third party who cedes 100 percent of the business to TMIS.  TMIS continues to purchase third party reinsurance covering the excess of certain dollar maximums per occurrence and in the aggregate.  Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.

TMIS provides TMS contractual indemnity coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles.  TMIS also provides umbrella liability insurance to TMS and other affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS provides coverage, 99 percent of the risk is ceded to various reinsurers.  In addition, until April 30, 2016, TMIS provided property deductible reimbursement insurance to TMS and other affiliates covering losses incurred under their primary policy.

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S. and a subsidiary of Toyota Motor North America, Inc. (“TMNA”).  Automobiles and light-duty trucks sold by TMS totaled 2.4 million units for fiscal 2017 compared to 2.5 million units for fiscal 2016 and 2.4 million units for fiscal 2015.  Toyota and Lexus vehicles accounted for approximately 14 percent of all automobile and light-duty truck unit sales volume in the U.S. during both fiscal 2017 and fiscal 2016, compared to 15 percent during fiscal 2015.

TMS sponsors subvention and other cash incentive programs on certain new and used Toyota and Lexus vehicles.  The level of subvention and incentive program activity varies based on TMS marketing strategies, economic conditions, and volume of vehicle sales.

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

In connection with TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility in Plano, Texas, certain shared services as well as the sponsorship of the Toyota Motor Sales, U.S.A., Inc. Pension Plan (the “Pension Plan”) were transferred from TMS to TMNA in fiscal 2017.

TMS and TMNA provide shared services to TMCC, including certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services.

Prior to January 1, 2015, our employees were generally eligible to participate in the Pension Plan.  Effective January 1, 2015, the Pension Plan was closed to employees first employed or reemployed on or after such date.  In addition, employees meeting certain eligibility requirements may participate in the Toyota Motor North America, Inc. Retirement Savings Plan (the “Savings Plan”).  Certain employees hired on or after January 1, 2015, may be eligible to receive an additional Company contribution to the Savings Plan calculated based on their age and compensation. Various health, life and other post-retirement benefits are offered and sponsored by TMNA, as discussed further in Note 12 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

TMCC and Toyota Financial Savings Bank (“TFSB”), a Nevada thrift company owned by TFSIC, are parties to a master shared services agreement under which TMCC and TFSB provide certain services to each other.  TMCC and TFSB are also parties to an expense reimbursement agreement, which provides that TMCC will reimburse certain expenses incurred by TFSB in connection with providing certain financial products and services to TMCC’s customers and dealers in support of TMCC’s customer loyalty strategy and programs.

TMCC and TFSIC are parties to an expense reimbursement agreement.  Under the terms of the agreement, TMCC reimbursed certain expenses incurred by TFSIC, the parent of TMCC and TFSB, with respect to costs related to TFSB’s credit card rewards program.  TFSB sold its credit card portfolio in October 2015 and no credit card rewards program costs have been incurred after such date.

Credit support agreements exist between TMCC and TFSC and between TFSC and TMC.  These agreements are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”.

TMIS provides administrative services and various types of coverage to TMS and other affiliates, including contractual indemnity coverage for limited warranties on TMS’ certified pre-owned vehicle program and umbrella liability insurance.  Until April 30, 2016, TMIS also provided property deductible reimbursement insurance to TMS and other affiliates.

Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

COMPETITION

We operate in a highly competitive environment and compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, and finance companies.  To a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail contracts through Toyota and Lexus dealers. We also compete with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing.  No single competitor is dominant in the industry.  We compete primarily through service quality, our relationship with TMS, and financing rates.  We seek to provide exceptional customer service and competitive financing programs to our dealers and to their customers.  Our affiliation with TMS offers an advantage in providing financing or leasing of Toyota and Lexus vehicles.

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

Federal Consumer Finance Regulation

Our finance operations are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Leasing Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.  The Truth in Lending Act and the Truth in Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies, consumer dispute handling procedures and identity theft prevention requirements.  The Servicemembers Civil Relief Act requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty, and also requires us to allow eligible servicemembers to early terminate their lease agreements with us without penalty.  Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data.  In addition, the dealers who originate our retail and lease contracts also must comply with federal credit and trade practice statutes and regulations.  Failure of the dealers to comply with these statutes and regulations could result in remedies that could have an adverse effect on us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations have broad implications for the consumer financial services industry. The Consumer Financial Protection Bureau (“CFPB”), which was created by the Dodd-Frank Act, has broad regulatory, supervisory and enforcement authority over entities offering consumer financial services or products, including non-bank companies, such as TMCC (“Covered Entities”).

In this capacity, the CFPB can examine Covered Entities for compliance with consumer financial protection laws and has authority to order remediation of violations in a number of ways, including imposing civil monetary penalties and requiring Covered Entities to provide customer restitution and to improve their compliance management systems. We are subject to the CFPB’s supervisory authority, which allows the CFPB to conduct comprehensive and rigorous examinations to assess compliance with consumer financial protection laws.  These examinations could result in enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.

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

The CFPB also has enforcement authority under which it is authorized to conduct investigations (which may include a joint investigation with other agencies and regulators) and initiate enforcement actions for violations of federal consumer financial protection laws. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), or other forms of remediation, and/or impose monetary penalties.  The CFPB and the Federal Trade Commission (“FTC”) have become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities.  Both the CFPB and FTC announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us and the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material adverse effect on our financial condition, liquidity and results of operations.  We expect the CFPB’s investigation of, and initiation of enforcement actions against, credit providers, whether on its own initiative or jointly with other agencies and regulators, may continue for the foreseeable future.

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

As previously disclosed, on February 2, 2016, we reached a settlement with the CFPB and the United States Department of Justice (collectively, the “Agencies”) related to the Agencies’ previously disclosed investigation of, and allegations regarding, our discretionary dealer compensation practices. We entered into a consent order with each of the Agencies to reflect this settlement. Pursuant to the consent orders, we implemented a new dealer compensation policy on August 1, 2016, which includes, among other things, decreased limits on dealer participation caps of 125 basis points (1.25 percent) for contracts with terms of 60 months or less and 100 basis points (1.00 percent) for contracts with longer terms. In connection with the implementation of such policy, we agreed to maintain general compliance management systems reasonably designed to assure compliance with all relevant federal consumer financial laws.  Additionally, we agreed to pay an amount in consumer restitution that is not material to our financial condition or results of operations and within the amount we had previously recorded as a loss contingency.  Although there has been no material impact to date, compliance costs and the changes to our business practices required by the consent orders may adversely affect our future results of operations and financial condition, including our financing volume, market share, financing margins, and net earning assets.

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

Other Federal and International Regulation

The Dodd-Frank Act also established the Financial Stability Oversight Council (the “FSOC”), which may designate non-bank financial companies that pose systemic risk to the United States financial system (“SIFIs”) to be supervised by the Federal Reserve.  The Federal Reserve is required to establish and apply enhanced prudential standards to SIFIs, including capital, liquidity, counterparty exposure, resolution plan and overall risk management standards.  The FSOC uses a multi-stage review process to evaluate non-bank financial companies for potential designation and supervision by the Federal Reserve.  If we were designated for supervision after this multi-stage review process and any available appeal processes, we could experience increased compliance costs, the need to change our business practices, impairments to our profitability and competitiveness and other adverse effects on our business.

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

In addition, certain financial companies with $50 billion or more in assets, which could include us, and FSOC-designated SIFIs are potentially subject to assessments under the new Orderly Liquidation Authority (“OLA”), which provides the Federal Deposit Insurance Corporation (“FDIC”) with authority to resolve large, complex financial companies outside of the normal bankruptcy process.  Should a resolution under OLA occur and the proceeds from liquidation are not able to fully cover the costs of resolution, the FDIC is required to impose assessments in accordance with factors specified in the Dodd-Frank Act.  Therefore, the amount of any assessment that might result cannot currently be determined.

Under the Volcker Rule companies affiliated with United States insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us. Accordingly, we do not believe the Volcker Rule and its implementing regulations are likely to have a material effect on our business or operations.  In the future, however, the federal financial regulatory agencies charged with implementing the Volcker Rule could change their approach to administering, enforcing or interpreting the rule, which could negatively affect us and potentially require us to limit or change our activities or operations.

The Dodd-Frank Act also established a new framework for the regulation of certain over-the-counter (“OTC”) derivatives referred to as swaps.  Under the Dodd-Frank Act, the Commodity Futures Trading Commission (“CFTC”) is required to adopt certain rules and regulations governing swaps.  The CFTC has completed the majority of its regulations in this area, most of which are in effect.

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

Refer to “Part 1, Item 1A. Risk Factors – The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.”

EMPLOYEE RELATIONS

At April 30, 2017, we had 3,185 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A. RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, results of operations and financial condition.

General business, economic, and geopolitical conditions may adversely affect our business, results of operations and financial condition.

Our results of operations and financial condition are affected by a variety of factors.  These factors include changes in the overall market for retail contracts, leasing or dealer financing, the new and used vehicle market, rate of growth in the number and average balance of customer accounts, the United States regulatory environment, competition, rate of default by our customers, changes in the United States and international wholesale capital funding markets, levels of operating and administrative expenses (including, but not limited to, personnel costs, technology costs and costs associated with reorganization or relocation), general economic conditions, inflation, and fiscal and monetary policies in the United States, Europe and other countries in which we issue debt.   Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases.  This could reduce the demand for retail, lease and wholesale financing.  In turn, lower used vehicle values could affect return rates, charge-offs and depreciation on operating leases.

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, lower household incomes, increases in unemployment rates, higher consumer debt levels and higher consumer and commercial bankruptcy filings, all of which could adversely affect vehicle sales and discretionary consumer spending.  These conditions may decrease the demand for our financing products, as well as increase our delinquencies and losses.  In addition, because our credit exposures are generally collateralized by vehicles, the severity of losses can be particularly affected by declines in used vehicle values.  Dealers may also be affected by economic slowdown and recession, which in turn may increase the risk of default of certain dealers within our dealer portfolio.

Elevated levels of market disruption and volatility, such as in the United States, Europe and Asia, could increase our cost of capital and adversely affect our ability to access the global capital markets in a similar manner and at a similar cost as we have had in the past.  These market conditions could also have an adverse effect on our results of operations and financial condition by diminishing the value of our investment portfolio and increasing our cost of funding.  If as a result we increase the rates we charge to our customers and dealers, our competitive position could be negatively affected.

Geopolitical conditions may also impact our results of operations. Political or military actions in response to terrorism, regional conflict or other events, could adversely affect general economic or industry conditions.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota and Lexus vehicles, as well as our ability to offer competitive financing and insurance products.

We primarily provide a variety of finance and insurance products to authorized Toyota and Lexus dealers and their customers in the United States.  Accordingly, our business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States.  Changes in the volume of sales may result from governmental action, changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, economic conditions, increased competition, changes in pricing of imported units due to currency fluctuations or other reasons, fluctuations in interest rates, decreased or delayed vehicle production due to natural disasters, supply chain interruptions or other events. In addition, many manufacturers have increased their level of incentive programs on new vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subvention, price rebates, and other incentives.  Any negative impact on the volume of TMS sales could in turn have a material adverse effect on our business, results of operations, and financial condition.

TMS is the primary distributor of Toyota and Lexus vehicles in the United States.  While TMS conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside TMS’s control affect the success of new or existing products and services in the marketplace.  Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of product mix, price, quality, styling, safety, overall value, fuel efficiency, or other attributes) and the level of availability of products and services that are desirable can exacerbate these risks.  With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact TMS’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded.

Additionally, the volume of TMS sales may also be affected by Toyota’s ability to successfully grow through investments in the area of emerging opportunities such as vehicle electrification, fuel cell technology and autonomy, which depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict.

We operate in a highly competitive environment and compete with other financial institutions and, to a lesser extent, other automobile manufacturer’s affiliated finance companies primarily through service, quality, our relationship with TMS, and financing rates.  TMS sponsors subvention and other incentive programs offered by us on certain new and used Toyota and Lexus vehicles.  Our ability to offer competitive financing and insurance products in the United States depends in part on the level of TMS sponsored subvention and other incentive program activity, which varies based on TMS marketing strategies, economic conditions, and the volume of vehicle sales, among other factors.  Any negative impact on the level of TMS sponsored subvention and other incentive programs could in turn have a material adverse effect on our business, results of operations, and financial condition.

Recalls and other related announcements by TMS could affect our business, results of operations and financial condition.

TMS periodically conducts vehicle recalls which could include temporary suspensions of sales and production of certain Toyota and Lexus models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, such events could adversely affect our business.  A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles or a change in standards of regulatory bodies will have a negative impact on the level of our financing volume, insurance volume, earning assets, Net financing revenues and insurance revenues. The credit performance of our dealer and consumer portfolios may also be adversely affected. In addition, a decline in the values of used Toyota and Lexus vehicles would have a negative effect on residual values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, certain of TMCC’s affiliated entities are or may become subject to litigation and governmental investigations and have been or may become subject to fines or other penalties.  These factors could affect sales of Toyota and Lexus vehicles and, accordingly, could have a negative effect on our results of operations and financial condition.

If we are unable to compete successfully or if competition increases in the businesses in which we operate, our results of operations could be negatively affected.

We operate in a highly competitive environment.  We compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, finance companies, and to a lesser extent, other automobile manufacturers’ affiliated finance companies.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, Net financing revenues, insurance revenues and margins.  Further, the financial condition and viability of our competitors and peers may have an adverse impact on the financial services industry in which we operate, resulting in a decrease in the demand for our products and services.  This could have an adverse impact on the volume of our business and our results of operations.

Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements.

The availability and cost of financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation.  Our credit ratings depend, in large part, on the existence of the credit support arrangements with TFSC and TMC and on the financial condition and results of operations of TMC.  If these arrangements (or replacement arrangements acceptable to the rating agencies) become unavailable to us, or if the credit ratings of the credit support providers were lowered, our credit ratings would be adversely impacted.

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time.  Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings.  Any downgrade in the sovereign credit ratings of the United States or Japan may directly or indirectly have a negative effect on the ratings of TMC and TMCC.  Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to the global unsecured debt capital markets.  In addition, depending on the level of the downgrade, we may be required to post an increased amount of cash collateral under certain of our derivative agreements.  These factors would have a negative impact on our competitive position, results of operations, liquidity and financial condition.

A disruption in our funding sources and access to the capital markets would have an adverse effect on our liquidity.

Liquidity risk is the risk arising from our ability to meet obligations in a timely manner when they come due. Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in adverse market conditions.  A disruption in our funding sources may adversely affect our ability to meet our obligations as they become due.  An inability to meet obligations in a timely manner would have a negative impact on our ability to refinance maturing debt and fund new asset growth and would have an adverse effect on our results of operations and financial condition.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion of liquidity risk.

Our allowance for credit losses may not be adequate to cover actual losses, which may adversely affect our results of operations and financial condition.

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date resulting from the non-performance of our customers and dealers under their contractual obligations.  The determination of the allowance involves significant assumptions, complex analyses, and management judgment and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information. Actual results may differ from our estimates or assumptions.  For example, we review and analyze external factors, including changes in economic conditions, actual or perceived quality, safety and reliability of Toyota and Lexus vehicles, unemployment levels, the used vehicle market, and consumer behavior, among other factors.  Internal factors, such as purchase quality mix and operational changes are also considered.  A change in any of these factors would cause a change in estimated probable losses.  As a result, our allowance for credit losses may not be adequate to cover our actual losses.  In addition, changes in accounting rules and related guidance, new information regarding existing portfolios, and other factors, both within and outside of our control, may require changes to the allowance for credit losses.  A material increase in our allowance for credit losses may adversely affect our results of operations and financial condition.

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

We use estimates and assumptions in determining the fair value of certain assets. If actual results differ from our estimates or assumptions, our results of operations and financial condition could be materially and adversely affected.

We use various estimates and assumptions in determining the fair value of many of our assets, including certain marketable securities and derivatives, which, in some cases, do not have an established market value or are not publicly traded. Our assumptions and estimates may be inaccurate for many reasons.  For example, assumptions and estimates often involve matters that are inherently difficult to predict and are beyond our control (for example, macro-economic conditions).  In addition, they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. As a result, our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our financial condition and results of operations.

Fluctuations in the valuation of investment securities or significant fluctuations in investment market prices could negatively affect our Net financing revenues and results of operations.

Investment market prices, in general, are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value and could negatively affect our Net financing revenues and other revenues. Additionally, negative fluctuations in the value of available-for-sale securities could result in unrealized losses recorded in Other comprehensive (loss) income or in other-than-temporary impairment within our results of operations. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, geopolitical conditions, or general market conditions. A material fluctuation in valuation or market prices of investments may adversely affect our Net financing revenues and results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could adversely affect our financial condition and results of operations.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. The FASB has recently proposed new financial accounting standards that may result in significant changes that could adversely affect our financial condition and results of operations.

Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further discussion of these new accounting standards, including the potential impact to TMCC’s consolidated financial statements.

A decrease in the residual values of our off-lease vehicles and a higher number of returned lease assets could negatively affect our results of operations and financial condition.

We are exposed to residual value risk on the disposition of leased vehicles if sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception and if the number of returned lease assets is higher than anticipated.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward resulting in additional depreciation expense over the term of the lease contract so that the carrying value at lease-end will approximate the estimated end-of-term market value.  Among other factors, local, regional and national economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of our vehicles, future plans for new Toyota and Lexus product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and inventory levels, and fuel prices heavily influence used vehicle values and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our results of operations and financial condition, due to the impact of higher-than-anticipated depreciation on operating leases recorded in our Consolidated Statements of Income.  Actual return volumes may be higher than expected which can be impacted by contractual lease-end residual values relative to market values, a higher market supply of certain models of used vehicles, new vehicle incentive programs, and general economic conditions.   The return of a higher number of leased assets could also impact the amount of depreciation expense recorded in our Consolidated Statements of Income, which could adversely affect our results of operations and financial condition.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Residual Value Risk”, “– Financial Condition – Disposition of Off-Lease Vehicles” and “– Financial Condition – Depreciation on Operating Leases” for further discussion of current lease trends.

We are exposed to customer and dealer credit risk, which could negatively affect our results of operations and financial condition.

Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any retail, lease or dealer financing contract with us or otherwise fail to perform as agreed.  An increase in credit risk would increase our provision for credit losses, which would have a negative impact on our results of operations and financial condition. There can be no assurance that our monitoring of credit risk and our efforts to mitigate credit risk are or will be sufficient to prevent an adverse effect on our results of operations and financial condition.

The level of credit risk in our consumer portfolio is influenced primarily by two factors: the total number of contracts that experience default (“default frequency”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes.  The used vehicle market is impacted by the supply of, and demand for, used vehicles, interest rates, inflation, the level of manufacturer incentives on new vehicles, the manufacturer’s actual or perceived reputation for quality, safety, and reliability, and the general economic outlook.

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

Economic slowdown and recession in the United States, natural disasters and other factors increase the risk that a customer or dealer may not meet the terms of a retail, lease or dealer financing contract with us or may otherwise fail to perform as agreed.  A weak economic environment evidenced by, among other things, unemployment, underemployment, and consumer bankruptcy filings, may affect some of our customers’ and dealers’ ability to make their scheduled payments.

Our results of operations, financial condition and cash flows may be adversely affected by changes in interest rates, foreign currency exchange rates and market prices.

Market risk is the risk that changes in interest rates and foreign currency exchange rates cause volatility in our results of operations, financial condition and cash flows.  An increase in interest rates could have an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers, which could, in turn, decrease our financing volumes and market share, thereby resulting in a decline in our competitive position.  We use various derivative instruments to manage our market risk.  However, changes in interest rates, foreign currency exchange rates and market prices cannot always be predicted or hedged.  Changes in interest rates or foreign currency exchange rates could affect our interest expense and the value of our derivatives, which could result in volatility in our results of operations, financial condition, and cash flows.

A failure or interruption in our operations could adversely affect our results of operations and financial condition.

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud or natural disasters.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our insurance risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  We have established business recovery plans to address interruptions in our operations, but we can give no assurance that these plans will be adequate to remediate all events that we may face.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

We rely on a framework of internal controls designed to provide a sound and well-controlled operating environment.  Due to the complexity of our business and the challenges inherent in implementing control structures across large organizations, control issues could be identified in the future that could have a material effect on our operations.

As previously disclosed, we are in the process of moving our corporate headquarters from Torrance, California to Plano, Texas as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility. The relocation of our headquarters is expected to be substantially complete by the end of calendar year 2017.  We do not expect that the relocation of our headquarters will change our corporate or leadership structure.  However, we note that there are uncertainties related to the relocation that may cause unexpected disruptions to our operations. We can give no assurance that the relocation will be completed as planned or within the expected timing.  In addition, the relocation costs may exceed our estimates, and the expected benefits of the move may not be fully realized due to associated disruption to operations and to personnel.

A failure or interruption of our information systems could adversely affect our business, results of operations and financial condition.

We rely on internal and third party information and technological systems to manage our operations, which creates meaningful operational risk for us.  Any failure or interruption of our information systems or the third party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, employee misconduct, catastrophic events, external or internal security breaches, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, or other events could disrupt our normal operating procedures and have an adverse effect on our business, results of operations and financial condition.

In addition, we periodically upgrade or replace our existing transaction systems, which could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during and after the implementation of new systems.  For example, we are in the process of implementing a new core servicing system to replace our legacy core servicing system, which includes building a new enterprise integration platform that also accommodates downstream systems.  We are also planning to implement a standardized enterprise resource planning system for our finance and accounting functions which will integrate legacy systems and provide enhanced functionality.  The development and implementation of these new systems and any future upgrades related thereto may require significant expenditures and divert management’s attention and other resources from our core business operations.  There are no assurances that these new systems will provide us with the anticipated benefits and efficiencies.  There can also be no assurance that the time and resources our management will need to devote to implementation and upgrades, potential delays in the implementation or upgrade or any resulting service interruptions, or any impact on the reliability of our data from any upgrade of our legacy system, will not have a material adverse effect on our business, results of operations and financial condition.

A security breach or a cyber-attack could adversely affect our business, results of operations and financial condition.

We collect and store certain personal and financial information from customers, employees, and other third parties.  Security breaches or cyber-attacks involving our systems or facilities, or the systems or facilities of our service providers, could expose us to a risk of loss of personally identifiable information of customers, employees and third parties or other proprietary or competitively sensitive information, business interruptions, regulatory scrutiny, actions and penalties, litigation, reputational harm, a loss of confidence, and other financial and non-financial costs, all of which could potentially have an adverse impact on our future business with current and potential customers, results of operations and financial condition.

We rely on encryption and other information security technologies licensed from third parties to provide security controls necessary to help in securing online transmission of confidential information pertaining to customers, employees and other aspects of our business.  Advances in information system capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology that we use to protect sensitive data.  A party who is able to circumvent our security measures by methods such as hacking, fraud, trickery or other forms of deception could misappropriate proprietary information or cause interruption in our operations.  We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks or to remediate problems caused by such breaches or attacks.  Our security measures are designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, decrease our profitability and damage our reputation.

We could also be subjected to cyber-attacks that could result in slow performance and loss or temporary unavailability of our information systems.  Information security risks have increased because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others.  We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.  The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition.

We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry.  Our debt, derivative and investment transactions, and our ability to borrow under committed and uncommitted credit facilities, could be adversely affected by the actions and commercial soundness of other financial institutions.  We cannot guarantee that our ability to borrow under committed and uncommitted credit facilities will continue to be available on reasonable terms or at all.  Deterioration of social, political, labor, or economic conditions in a specific country or region may also adversely affect the ability of financial institutions, including our derivative counterparties and lenders, to perform their contractual obligations.  Financial institutions are interrelated as a result of trading, clearing, lending and other relationships, and as a result, financial and political difficulties in one country or region may adversely affect financial institutions in other jurisdictions, including those with which we have relationships.  The failure of any financial institutions and other counterparties to which we have exposure, directly or indirectly, to perform their contractual obligations, and any losses resulting from that failure, may materially and adversely affect our liquidity, results of operations or financial condition.

Our insurance operations could suffer losses if our reserves are insufficient to absorb actual losses.

Our insurance operations are subject to the risk of loss if our reserves for unearned premium and contract revenues on agreements in force are not sufficient.  Using historical loss experience as a basis for recognizing revenue over the term of the contract or policy may result in the timing of revenue recognition varying materially from the actual loss development.  Our insurance operations are also subject to the risk of loss if our reserves for reported losses, losses incurred but not reported, and loss adjustment expenses are not sufficient.  Because we use estimates in establishing reserves, actual losses may vary from amounts established in earlier periods as a result of changes in frequency and severity.

We are exposed to risk transfer credit risk which could negatively impact our insurance operations.

Risk transfer credit risk is the risk that a reinsurer or other company assuming liabilities relating to our insurance operations will be unable to meet its obligations under the terms of our agreement with them.  Such failure could result in losses to our insurance operations.

The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.

Regulatory risk includes risk arising from failure to comply with applicable regulatory requirements and risk of liability and other costs imposed under various laws and regulations, including changes in applicable law, regulation and regulatory guidance.

Consumer Finance Regulation

As a provider of finance, insurance and other payment and vehicle protection products, we operate in a highly regulated environment. We are subject to licensing requirements at the state level and to laws, regulation, examination and investigation from time to time at the state and federal levels. Compliance with applicable law is costly and can affect results of operations.  Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements.  Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers.  Changes in regulation could restrict our ability to operate our business as currently operated, could impose substantial additional costs or require us to implement new processes, which could adversely affect our business, prospects, financial performance or financial condition.  The failure to comply could result in significant statutory civil and criminal fines, penalties, monetary damages, attorneys’ fees and costs, restrictions on our ability to operate our business, possible revocation of licenses and damage to our reputation, brand and valued customer relationships. Any such costs, restrictions, revocations or damage could adversely affect our business, prospects, results of operations or financial condition.

Our principal consumer finance regulator at the federal level is the CFPB, which has broad regulatory, supervisory and enforcement authority over us.  The CFPB’s supervisory authority allows it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which could result in enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.

The CFPB’s current policy priorities include, among others, initiation of the rulemaking process regarding debt collection practices and continued examination and investigation of, and potential rulemaking regarding, consumer credit reporting practices.  The timing and impact of these anticipated rules on our business remain uncertain.  In addition, the CFPB has increased scrutiny of the sale of certain ancillary or add-on products, including products similar to those that we finance or sell through TMIS.  Regulators have questioned such products’ value and how such products are marketed and sold.

The CFPB and FTC have become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities, and have announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us and the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material effect on our financial condition, liquidity and results of operations.  We expect the CFPB’s investigation of, and initiation of enforcement actions against, credit providers, whether on its own initiative or jointly with other agencies and regulators, may continue for the foreseeable future.  CFPB supervision and enforcement actions, if any, may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

Refer to Item 1. “Business – Regulatory Environment” for a discussion of the CFPB’s enforcement authority, current policy priorities and other recent CFPB activity.

As previously disclosed, on February 2, 2016, we entered into consent orders with the CFPB and the United States Department of Justice related to their previously disclosed investigation of, and allegations regarding, our discretionary dealer compensation practices. Refer to Item 1. “Business – Regulatory Environment” for a description of the terms of the consent orders, including, among other things, the changes we agreed to make to our dealer compensation practices. Compliance costs and the changes to our business practices required by the consent orders may adversely affect our future results of operations and financial condition, including our financing volume, market share, financing margins, and net earning assets.

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

Other Federal Regulation

The Dodd-Frank Act also established the FSOC, which is mandated with designating SIFIs.  An international standard-setting body, the FSB, also has proposed – but has not yet finalized – a methodology for assessing and designating non-bank non-insurer G-SIFIs.  If we or one of our affiliates were designated as a SIFI or, once the FSB finalizes its process, a G-SIFI, we could experience increased compliance costs, the need to change our business practices, impairments to our profitability and competitiveness and other adverse effects on our business.

Under the Volcker Rule companies affiliated with United States insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us. Accordingly, we do not believe the Volcker Rule and its implementing regulations are likely to have a material effect on our business or operations.  In the future, however, the federal financial regulatory agencies charged with implementing the Volcker Rule could change their approach to administering, enforcing or interpreting the rule, which could negatively affect us and potentially require us to limit or change our activities or operations.

The Dodd-Frank Act also established a new framework for the regulation of certain OTC derivatives referred to as swaps.  The OTC derivatives provisions of the Dodd-Frank Act impose clearing, trading and margin requirements on certain contracts.  At present, we qualify for exceptions from these requirements for the swaps that we enter into to hedge our commercial risks.  However, if we were to fail to qualify for such exceptions, we could become subject to some or all of these requirements, which would increase our cost of entering into and maintaining such hedging positions.  Moreover, the application of the clearing, trading and margin requirements, and other related regulations, to our dealer counterparties may change the cost and availability of the OTC derivatives that we use for hedging.

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

Adverse economic conditions or changes in state laws in states in which we have customer concentrations may negatively affect our results of operations and financial condition.

We are exposed to geographic customer concentration risk in our retail, lease, dealer and insurance products in certain states.  Factors adversely affecting the economies and applicable laws in the states where we have concentration risk could have an adverse effect on our results of operations and financial condition.

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

We are in the process of moving our corporate headquarters from Torrance, California to Plano, Texas as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility. The relocation of our headquarters is expected to be substantially complete by the end of calendar year 2017. We are currently leasing temporary offices in Plano, Texas in advance of the completion of construction of our new corporate headquarters, which will be leased from TMNA.

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

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSIC, and accordingly, all shares of TMCC’s stock are owned by TFSIC.  There is no market for TMCC's stock.

No dividends were declared or paid in fiscal 2017 and 2016.  In fiscal 2015, TMCC declared and paid cash dividends to TFSIC of $435 million.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in millions)	2017	2016	2015	2014	2013
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$7,720	$7,141	$6,113	$5,068	$4,748
Retail	1,850	1,859	1,797	1,897	2,062
Dealer	476	403	400	432	434
Total financing revenues	10,046	9,403	8,310	7,397	7,244

Depreciation on operating leases	6,853	5,914	4,857	4,012	3,568
Interest expense	1,754	1,137	736	1,340	940
Net financing revenues	1,439	2,352	2,717	2,045	2,736

Insurance earned premiums and contract revenues	804	719	638	567	571
Gain on sale of commercial finance business	-	197	-	-	-
Investment and other income, net	170	158	124	135	152
Realized gains, net on investments in marketable securities	226	6	70	-	21
Net financing revenues and other revenues	2,639	3,432	3,549	2,747	3,480

Expenses:
Provision for credit losses	582	441	308	170	121
Operating and administrative	1,277	1,161	1,046	965	911
Insurance losses and loss adjustment expenses	371	318	269	258	293
Total expenses	2,230	1,920	1,623	1,393	1,325
Income before income taxes	409	1,512	1,926	1,354	2,155
Provision for income taxes	142	580	729	497	824
Net income	$267	$932	$1,197	$857	$1,331

	March 31,
(Dollars in millions)	2017	2016	2015	2014	2013
BALANCE SHEET DATA

Finance receivables, net	$68,462	$65,636	$65,893	$65,176	$62,567
Investments in operating leases, net	$38,152	$36,488	$31,128	$24,769	$20,384
Total assets	$119,635	$114,592	$109,503	$102,624	$95,182
Debt	$98,233	$93,594	$90,109	$85,251	$78,712
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$8,582	$8,315	$7,383	$6,621	$6,429
Total shareholder's equity	$9,524	$9,397	$8,520	$7,738	$7,557

No dividends were declared or paid during fiscal 2017 and 2016.  Our Board of Directors declared and paid cash dividends of $435 million, $665 million and $1,487 million to TFSIC during fiscal 2015, 2014, and 2013, respectively.

	As of and for the years ended March 31,
	2017	2016	2015	2014	2013
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	1.23	2.32	3.59	2.00	3.27
Debt to equity	10.3	10.0	10.6	11.0	10.4
Return on assets	0.23%	0.83%	1.13%	0.87%	1.45%
Allowance for credit losses as a percentage of gross earning assets	0.58%	0.52%	0.50%	0.50%	0.63%
Net charge-offs as a percentage of average gross earning assets	0.47%	0.38%	0.29%	0.28%	0.27%
60 or more days past due as a percentage of gross earning assets	0.27%	0.26%	0.21%	0.18%	0.19%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors such as the following that may cause actual results to differ materially from those stated:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;
•	A decline in TMS sales volume and the level of TMS sponsored subvention and other cash incentive programs;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota and Lexus vehicles;
•	Recalls announced by TMS and the perceived quality of Toyota and Lexus vehicles;
•	Availability and cost of financing;
•	Changes in our credit ratings and those of TMC;
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes to existing, or adoption of new, accounting standards;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or interruption in our operations, including our communications and information systems;
•	A security breach or a cyber-attack;
•	Challenges related to the relocation of our corporate headquarters to Plano, Texas;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•

Changes in our business practices required by new regulatory requirements, such as those required by the consent orders we entered into in February 2016 with the CFPB and the United States Department of Justice with respect to our discretionary dealer compensation practices;

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

OVERVIEW

Key Performance Indicators and Factors Affecting Our Business

In our finance operations, we generate revenue, income, and cash flows by providing retail, lease, and dealer financing to dealers and their customers.  We measure the performance of our financing operations using the following metrics: financing volume, market share, financing margins, operating expense, residual value and credit loss metrics.

In our insurance operations, we generate revenue through marketing, underwriting, and providing claims administration for products that cover certain risks of dealers and their customers.  We measure the performance of our insurance operations using the following metrics: issued agreement volume, average number of agreements in force, loss metrics and investment income.

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota and Lexus sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including compliance costs and the changes to our business practices required by the consent orders that we implemented in the second quarter of fiscal 2017 with respect to our discretionary dealer compensation practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on consumer contract and dealer financing volume.  Changes in the volume of vehicle sales, utilization of our insurance programs, or the level of coverage purchased by affiliates could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Our primary competitors are other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, independent insurance service contract providers, finance companies and, to a lesser extent, other automobile manufacturers’ affiliated finance companies that actively seek to purchase consumer contracts through Toyota and Lexus dealers.  We strive to achieve the following:

Exceptional Customer Service:  Our relationship with Toyota and Lexus dealers and their customers offer us a competitive advantage.  We seek to leverage this opportunity by providing exceptional service to the dealers and their customers.  Through our DSSO network, we work closely with the dealers to improve the quality of service we provide to them.  We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealers and the Toyota and Lexus brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted toward customer retention, we work closely with TMS and other third party distributors to offer special retail, lease, dealer financing, and insurance programs.  We also focus on providing a positive customer experience to existing retail, lease, and insurance customers through our CSCs.

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

Fiscal 2017 Operating Environment

During fiscal 2017, the U.S. economy experienced stability as the housing market remained strong and unemployment rates declined to pre-recession levels.  Despite this stability, consumer debt levels continued to rise.  As consumers assume higher debt levels, we could experience an increase in our delinquencies and credit losses.

Industry-wide vehicle sales in the U.S. remained relatively unchanged despite elevated sales incentives during fiscal 2017 as compared to fiscal 2016.  Vehicle sales by TMS decreased 3 percent in fiscal 2017 compared to fiscal 2016 due to lower consumer demand for Toyota and Lexus vehicles as compared to recent years.  Financing volume decreased 5 percent and our overall market share decreased 3 percentage points for fiscal 2017 compared to fiscal 2016.  The decreases in financing volume and market share are primarily due to a decline in demand for Toyota and Lexus vehicles and increased competition from financial institutions.

Used vehicle values for Toyota and Lexus vehicles decreased during fiscal 2017 compared to fiscal 2016 due to an increase in the supply of used vehicles as a result of an increased industry-wide focus on leasing in recent years.  Further declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle incentive programs and a larger lease portfolio resulting in higher future maturities could continue to unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during fiscal 2017.  However, uncertainty regarding global economic growth and changing expectations of the future path of U.S. monetary policy led to intermittent periods of volatility.  During fiscal 2017, our interest expense, including losses on our derivatives, increased as compared to fiscal 2016 as a result of increasing interest rates.  Future changes in interest rates in the U.S. and foreign markets could result in further volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

	Years Ended March 31,
(Dollars in millions)	2017	2016	2015
Net income:
Finance operations[1]	$143	$797	$1,038
Insurance operations[1]	124	135	159
Total net income	$267	$932	$1,197
[1]	Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Fiscal 2017 Compared to Fiscal 2016

Our consolidated net income was $267 million in fiscal 2017, compared to $932 million in fiscal 2016.  The decrease in net income during fiscal 2017 was primarily due to a $939 million increase in depreciation on operating leases, a $617 million increase in interest expense, a $141 million increase in the provision for credit losses and a $116 million increase in operating and administrative expenses. These decreases in net income were partially offset by a $643 million increase in total financing revenues primarily driven by an increase in operating lease revenues, a $438 million decrease in the provision for income taxes and a $220 million increase in realized gains, net on investments in marketable securities.  Additionally, our results of operations for fiscal 2016 were higher due to a gain on the sale of our commercial finance business of $197 million.  As discussed in our Form 10-K for fiscal 2016, we sold our commercial finance business on October 1, 2015.

Our overall capital position increased $0.1 billion, bringing total shareholder’s equity to $9.5 billion at March 31, 2017, as compared to $9.4 billion at March 31, 2016.  Our debt increased to $98.2 billion at March 31, 2017 from $93.6 billion at March 31, 2016 as a result of funding our earning asset growth.  Our debt-to-equity ratio increased to 10.3 at March 31, 2017 from 10.0 at March 31, 2016.

Fiscal 2016 Compared to Fiscal 2015

Our consolidated net income was $932 million in fiscal 2016, compared to $1,197 million in fiscal 2015.  The decrease in net income during fiscal 2016 as compared to fiscal 2015 was primarily due to a $1,057 million increase in depreciation on operating leases, a $401 million increase in interest expense primarily driven by lower gains on derivatives, a $133 million increase in the provision for credit losses and a $115 million increase in operating and administrative expenses. These decreases in net income were partially offset by a $1,093 million increase in total financing revenues primarily driven by an increase in operating lease revenues, a $197 million gain on the sale of our commercial finance business and a $149 million decrease in the provision for income taxes.

Our overall capital position increased $0.9 billion, bringing total shareholder’s equity to $9.4 billion at March 31, 2016, as compared to $8.5 billion at March 31, 2015.  Our debt increased to $93.7 billion at March 31, 2016 from $90.2 billion at March 31, 2015.  Our debt-to-equity ratio decreased to 10.0 at March 31, 2016 from 10.6 at March 31, 2015.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years Ended March 31,			Percentage change
				2017 to	2016 to
(Dollars in millions)	2017	2016	2015	2016	2015
Financing revenues:
Operating lease	$7,720	$7,141	$6,113	8%	17%
Retail	1,850	1,859	1,797	-%	3%
Dealer	476	403	400	18%	1%
Total financing revenues	10,046	9,403	8,310	7%	13%

Investment and other income, net	91	59	49	54%	20%
Realized gains, net on investments in marketable securities	241	40	40	503%	-%
Gain on sale of commercial finance business	-	197	-	(100)%	100%
Gross revenues from finance operations	10,378	9,699	8,399	7%	15%

Less:
Depreciation on operating leases	6,853	5,914	4,857	16%	22%
Interest expense	1,754	1,137	736	54%	54%
Provision for credit losses	582	441	308	32%	43%
Operating and administrative expenses	979	909	825	8%	10%
Provision for income taxes	67	501	635	(87)%	(21)%
Net income from finance operations	$143	$797	$1,038	(82)%	(23)%

Our finance operations reported net income of $143 million and $797 million during fiscal 2017 and 2016, respectively.  Finance operations results for fiscal 2017 decreased compared to fiscal 2016, primarily due to a $939 million increase in depreciation on operating leases, a $617 million increase in interest expense, a $141 million increase in the provision for credit losses and a $70 million increase in operating and administrative expenses.  These decreases in net income were partially offset by a $643 million increase in total financing revenues primarily driven by an increase in operating lease revenues, a $434 million decrease in provision for income taxes and a $201 million increase in realized gains, net on investments in marketable securities. Additionally, our finance operations results for fiscal 2016 included a gain on the sale of our commercial finance business of $197 million.

Financing Revenues

Total financing revenues increased 7 percent during fiscal 2017 compared to fiscal 2016 due to the following:

•	Operating lease revenues increased 8 percent in fiscal 2017 as compared to fiscal 2016, primarily due to higher average outstanding earning asset balances, partially offset by lower portfolio yields.
•	Retail financing revenues remained relatively unchanged in fiscal 2017 as compared to fiscal 2016 as earning assets and portfolio yields remained consistent.
•	Dealer financing revenues increased 18 percent in fiscal 2017 as compared to fiscal 2016, primarily due to an increase in our portfolio yields and higher average outstanding earning asset balances.

Our total portfolio yield, which includes operating lease, retail and dealer financing revenues, remained consistent at 3.5 percent for both fiscal 2017 and 2016.

Depreciation on Operating Leases

Depreciation on operating leases increased 16 percent during fiscal 2017 as compared to fiscal 2016.  The increase in depreciation during fiscal 2017 as compared to fiscal 2016 was primarily attributable to an increase in average operating lease units outstanding as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles.

Interest Expense

Our liabilities consist mainly of fixed and floating rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, interest rate caps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  The following table summarizes the consolidated components of interest expense:

	Years Ended March 31,
(Dollars in millions)	2017	2016	2015
Interest expense on debt	$1,570	$1,308	$1,213
Interest income on derivatives	(18)	(7)	(67)
Interest expense on debt and derivatives	1,552	1,301	1,146

Ineffectiveness related to hedge accounting derivatives	-	(2)	(1)
(Gain) loss on non-hedge accounting debt denominated in foreign currencies	(652)	503	(2,375)
Loss (gain) on non-hedge accounting foreign currency swaps	880	(573)	2,248
Gain on U.S. dollar non-hedge accounting interest rate swaps	(26)	(92)	(282)
Total interest expense	$1,754	$1,137	$736

During fiscal 2017, total interest expense increased to $1,754 million from $1,137 million during fiscal 2016. The increase in total interest expense for fiscal 2017 as compared to fiscal 2016 is primarily attributed to higher losses on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps and an increase in interest expense on debt.  In addition, gains on U.S. dollar non-hedge accounting interest rate swaps were lower in fiscal 2017 as compared to fiscal 2016.

Interest expense on debt primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discounts, premiums, debt issuance costs, and basis adjustments.  Interest expense on debt increased to $1,570 million in fiscal 2017 from $1,308 million in fiscal 2016 primarily due to higher weighted average interest rates on commercial paper and secured notes and loans payable.

Interest income on derivatives represents contractual net interest settlements and changes in accruals on both hedge and non-hedge accounting interest rate and foreign currency derivatives.  During fiscal 2017, we recorded net interest income of $18 million compared to net interest income of $7 million during fiscal 2016.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During fiscal 2017, we recorded a net loss of $228 million on our debt denominated in foreign currencies, net of foreign currency swaps, as compared to a net gain of $70 million in fiscal 2016. The loss in fiscal 2017 resulted primarily from an increase in most foreign currency swap rates in which our debt is denominated, while the gain in fiscal 2016 resulted primarily from a decrease in most foreign currency swap rates in which our debt is denominated.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the change in the valuation of interest rate swaps.  During fiscal 2017, we recorded gains of $26 million primarily as a result of an increase in U.S. dollar swap rates across all tenors, with the gains on our higher notional, shorter-term pay-fixed swaps exceeding the losses on our longer-term pay-float swaps.  During fiscal 2016, U.S. dollar swap rates increased in the short tenors and decreased in longer tenors, which resulted in gains of $92 million.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $582 million for fiscal 2017, compared to $441 million for fiscal 2016.  The increase in the provision for credit losses for fiscal 2017 was due to higher default frequency and loss severity, and overall portfolio growth, which was partially offset by a reduction in the specific reserves for certain impaired dealers due to improvement in their financial performance.

Operating and Administrative Expenses

Operating and administrative expenses increased 8 percent during fiscal 2017 compared to fiscal 2016 primarily reflecting increases in general operating expenses and information technology expenditures including the continued development of future enhancements to our core servicing program.  We continue to incur expenses associated with the planned relocation of our headquarters to Plano, Texas including deferred compensation, employee relocation and other relocation expenses.  We expect to incur additional expenses over the next few years relating to our planned relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years Ended March 31,			Percentage change
	2017	2016	2015	2017 to 2016	2016 to 2015
Agreements (units in thousands)
Issued	2,415	2,215	1,940	9%	14%
Average in force	7,362	6,464	5,859	14%	10%

(Dollars in millions)
Insurance earned premiums and contract revenues	$804	$719	$638	12%	13%
Investment and other income, net	79	99	75	(20)%	32%
Realized (losses) gains, net on investments in marketable securities	(15)	(34)	30	(56)%	(213)%
Revenues from insurance operations	868	784	743	11%	6%

Less:
Insurance losses and loss adjustment expenses	371	318	269	17%	18%
Operating and administrative expenses	298	252	221	18%	14%
Provision for income taxes	75	79	94	(5)%	(16)%
Net income from insurance operations	$124	$135	$159	(8)%	(15)%

Our insurance operations reported net income of $124 million for fiscal 2017 compared to $135 million for fiscal 2016.  The decrease in net income for fiscal 2017 compared to fiscal 2016 was primarily due to a $53 million increase in insurance losses and loss adjustment expenses, a $46 million increase in operating and administrative expenses, and a $20 million decrease in investment and other income, net.  These decreases in net income were partially offset by an $85 million increase in insurance earned premiums and contract revenues and a $19 million decrease in realized losses, net on investments in marketable securities.

Agreements issued increased 9 percent during fiscal 2017 compared to fiscal 2016.  The average number of in force agreements increased 14 percent during fiscal 2017 compared to fiscal 2016.  The increases in the issued and the average in force agreements were primarily due to increased sales of prepaid maintenance agreements, certified pre-owned warranties and tire and wheel protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $804 million for fiscal 2017 compared to $719 million for fiscal 2016.  Insurance earned premiums and contract revenues represent revenues from in force agreements, and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in fiscal 2017 compared to fiscal 2016 was due to an increase in the average in force agreements.

Our insurance operations reported investment and other income, net of $79 million for fiscal 2017, compared to $99 million for fiscal 2016.  Investment and other income, net consists primarily of dividend and interest income.  The decrease in investment and other income, net in fiscal 2017 as compared to fiscal 2016 was primarily due to a decrease in dividends received from our fixed income mutual funds.

Our insurance operations reported realized losses, net on investments in marketable securities of $15 million for fiscal 2017, compared to losses of $34 million for fiscal 2016.  The decrease in realized losses, net on investments in marketable securities for fiscal 2017 compared to fiscal 2016 was primarily due to decreases in other-than-temporary impairment on our fixed income mutual funds.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $371 million for fiscal 2017, compared to $318 million for fiscal 2016.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.   The increase in fiscal 2017 as compared to fiscal 2016 was primarily due to an increase in our prepaid maintenance and guaranteed auto protection losses. The increase in our prepaid maintenance losses in fiscal 2017 was due to an increase in the number of claims as a result of a higher number of average in force agreements, as well as an increase in the severity of prepaid maintenance claims. The increase in our guaranteed auto protection losses in fiscal 2017 was driven by an increase in both the frequency and severity of claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $298 million for fiscal 2017, compared to $252 million for fiscal 2016.  Insurance dealer back-end program expenses are incentives or expense reduction programs we offer to dealers based on certain performance criteria.  The increase in operating and administrative expenses in fiscal 2017 as compared to fiscal 2016 was attributable to higher insurance dealer back-end program expenses and product expenses driven by the continued growth of our insurance business.

Provision for Income Taxes

Our overall provision for income taxes for fiscal 2017 was $142 million compared to $580 million for fiscal 2016.  Our effective tax rate was 34.7 percent and 38.4 percent for fiscal 2017 and 2016, respectively.  The decrease in our effective tax rate for fiscal 2017 compared to fiscal 2016 is due to lower pretax income and an increase in benefits from federal plug-in, electric vehicle and fuel cell credits.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years Ended March 31,			Percentage change
(units in thousands):	2017	2016	2015	2017 to 2016	2016 to 2015
TMS new sales volume[1]	1,839	1,888	1,845	(3)%	2%

Vehicle financing volume[2]
New retail contracts	614	628	675	(2)%	(7)%
Used retail contracts	291	288	278	1%	4%
Lease contracts	557	622	533	(10)%	17%
Total	1,462	1,538	1,486	(5)%	3%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	380	367	439	4%	(16)%
Used retail contracts	84	52	60	62%	(13)%
Lease contracts	482	541	484	(11)%	12%
Total	946	960	983	(1)%	(2)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	61.9%	58.4%	65.0%
Used retail contracts	28.9%	18.1%	21.6%
Lease contracts	86.5%	87.0%	90.8%
Overall subvened contracts	64.7%	62.4%	66.2%

Market share:[3]
Retail contracts	33.3%	33.1%	36.5%
Lease contracts	29.6%	32.4%	28.8%
Total	62.9%	65.5%	65.3%
[1]

Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 84 percent Toyota and 16 percent Lexus for fiscal 2017.  TMS new sales volume is comprised of approximately 83 percent Toyota and 17 percent Lexus for both fiscal 2016 and fiscal 2015.

[2]	Total financing volume is comprised of approximately 79 percent Toyota, 18 percent Lexus, and 3 percent non-Toyota/Lexus for each of fiscal 2017, fiscal 2016 and fiscal 2015.
[3]

Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMS new sales volume.  Vehicle sales by TMS decreased 3 percent for fiscal 2017 compared to fiscal 2016, primarily due to a decrease in demand for Toyota and Lexus vehicles as compared to recent years.  Our financing volume decreased 5 percent and our overall market share decreased by 3 percent in fiscal 2017 compared to fiscal 2016.  The decreases in financing volume and market share are primarily due to a decline in demand for Toyota and Lexus vehicles and increased competition from financial institutions.

The composition of our net earning assets is summarized below:

	Years Ended March 31,			Percentage change
(Dollars in millions)	2017	2016	2015	2017 to 2016	2016 to 2015
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$50,686	$49,870	$50,257	2%	(1)%
Dealer financing, net[1]	17,776	15,766	15,636	13%	1%
Total finance receivables, net	68,462	65,636	65,893	4%	-%
Investments in operating leases, net	38,152	36,488	31,128	5%	17%
Net earning assets	$106,614	$102,124	$97,021	4%	5%

Average original contract term in months
Lease contracts[2]	37	36	36
Retail contracts[3]	64	63	63

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	993	998	999	(1)%	-%
Dealers outside of the Toyota/Lexus dealer network	371	398	456	(7)%	(13)%
Industrial equipment dealers[4]	-	-	140	-%	(100)%
Total number of dealers receiving wholesale financing	1,364	1,396	1,595	(2)%	(12)%

Dealer inventory outstanding (units in thousands)	340	291	301	17%	(3)%
[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[2]	Lease contract terms range from 24 months to 60 months.
[3]	Retail contract terms range from 24 months to 85 months.
[4]	The commercial finance business was sold on October 1, 2015.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 2 percent during fiscal 2017 compared to fiscal 2016 due to a decline in demand for Toyota and Lexus vehicles.  Despite a decrease in new retail contract volume, our retail market share remained relatively consistent for fiscal 2017 compared to fiscal 2016 due to a 4 percent increase in retail subvention which was largely offset by increased competition from financial institutions.  Our retail finance receivables, net increased 2 percent at March 31, 2017 as compared to March 31, 2016 as a result of an increase in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 10 percent and our lease market share decreased approximately 3 percentage points during fiscal 2017 as compared to fiscal 2016.  Much of the decrease in both lease financing volume and market share during fiscal 2017 was attributable to a decline in the volume of subvened lease contracts.   Despite the decrease in lease financing volume and market share, our investments in operating leases, net, increased 5 percent at March 31, 2017 as compared to March 31, 2016 due to lease portfolio growth in recent years.

Dealer Financing and Earning Assets

Dealer financing, net at March 31, 2017, increased 13 percent from March 31, 2016, due primarily to increases in dealer inventory outstanding and an increase in working capital loans.

Residual Value Risk

We are exposed to risk on the disposition of leased vehicles to the extent that sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception.

Factors Affecting Exposure to Residual Value Risk

Residual value represents an estimate of the end-of-term market value of a leased vehicle.  The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected end-of-term market values, and the resulting impact on depreciation expense and lease return rates.  The evaluation of these factors involves significant assumptions, complex analyses, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in the determination of residual values.

Residual Values at Lease Inception

Residual values of lease vehicles are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, historical portfolio trends, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota and Lexus product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, the level of current used vehicle values, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease-end.  Refer to “Part 1, Item 1. Business – Finance Operations – Retail and Lease Financing – Remarketing” for additional information on remarketing.

End-of-term Market Values

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of our carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among these factors in the future.  For investments in operating leases, adjustments are made on a straight-line basis over the remaining terms of the lease contracts and are included in Depreciation on operating leases in our Consolidated Statements of Income as a change in accounting estimate.

Lease Return Rate

The lease return rate represents the number of leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us.  In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater residual value risk which will impact depreciation expense at lease termination.

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2017 and 2016, and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our lease portfolio by period:

	Years ended March 31,			Percentage Change
				2017 to	2016 to
(Units in thousands)	2017	2016	2015	2016	2015
Scheduled maturities	508	377	266	35%	42%

Vehicles sold through:
Dealer Direct program
Grounding dealer	96	46	30	109%	53%
Dealer Direct online program	39	15	11	160%	36%
Physical auction	126	67	41	88%	63%
Total vehicles sold at lease termination	261	128	82	104%	56%

Scheduled maturities increased 35 percent in fiscal 2017 as compared to fiscal 2016 as a result of a higher focus on leasing in recent years.  Vehicles sold at lease termination in fiscal 2017 increased 104 percent as compared to fiscal 2016.  The higher rate of vehicles sold at lease termination during fiscal 2017, as compared to fiscal 2016, was the result of additional remarketing strategies in response to higher scheduled maturities due to the growth in our lease portfolio and higher return rates driven by lower used vehicle values.  Refer to “Part 1, Item 1. Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

Depreciation on Operating Leases

Depreciation expense is recorded on a straight-line basis over the lease term and is based upon the depreciable basis of the leased vehicle. The depreciable basis is originally established as the difference between a leased vehicle’s original acquisition cost and its residual value established at lease inception. Changes to residual values have an effect on depreciation expense. To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease-end will approximate the estimated end-of-term market value. Refer to “Critical Accounting Estimates” for a further discussion of the assumptions involved in the determination of residual values.

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years Ended March 31,			Percentage change
	2017	2016	2015	2017 to 2016	2016 to 2015
Depreciation on operating leases (dollars in millions)	$6,853	$5,914	$4,857	16%	22%
Average operating lease units outstanding (in thousands)	1,421	1,289	1,065	10%	21%

Depreciation expense on operating leases increased 16 percent during fiscal 2017 as compared to fiscal 2016, due to an increase in the average operating lease units outstanding as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles. As a result of the increased focus on leasing in recent years by both us and the automotive finance industry, we expect that maturities will remain at a high level in the future, which will result in an increase in the supply of used vehicles and could unfavorably impact used vehicle values.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as further deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

Credit Risk

We are exposed to credit risk on our consumer and dealer portfolios.  Credit risk on our earning assets is the risk of loss arising from the failure of consumers or dealers to make contractual payments.  The level of credit risk on our consumer portfolio is influenced by two factors: default frequency and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, and operational changes.

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

Used Vehicle Market

Changes in used vehicle values directly affect the proceeds from sales of repossessed vehicles, and accordingly, the level of loss severity we experience.  The supply of, and demand for, used vehicles, interest rates, inflation, the level of manufacturer incentive programs on new vehicles, the manufacturer’s actual or perceived reputation for quality, safety, or reliability, and general economic outlook are some of the factors affecting the used vehicle market.

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

The types and models of the vehicles in our retail and lease portfolios have an effect on loss severity.  Vehicle product mix can be influenced by factors such as customer preferences, fuel efficiency and fuel prices.  These factors impact the demand for and values of used vehicles and consequently, loss severity.

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

We assign risk classifications to each of our dealers and dealer groups based on their financial condition, the strength of the collateral, and other quantitative and qualitative factors including input from our field personnel.  Our monitoring processes of the dealers and dealer groups are based on these risk classifications.  We periodically update the risk classifications based on changes in financial condition.  As part of our monitoring processes, we require dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory and monitor the timeliness of wholesale financing payoffs in accordance with the agreed-upon terms in order to identify possible risks.  We continue to enhance our risk management processes to mitigate dealer portfolio risk and to focus on higher risk dealers through enhanced risk governance, inventory audits, and credit watch processes.  Where appropriate, we increase the frequency of our audits and examine more closely the financial condition of the dealer or dealer group.  We continue to be diligent in underwriting dealers and have conducted targeted personnel training to address dealer credit risk.

Dealer portfolio credit risk is mitigated by a repurchase agreement between TMCC and TMS.  Pursuant to this agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of a dealer default under wholesale financing.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties at the request of TMS or private Toyota distributors, and the credit risk associated with such financing is mitigated by guarantees from TMS or the applicable private distributors.

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

The following table provides information related to our credit loss experience:

	Years Ended March 31,
	2017	2016	2015
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.52%	0.42%	0.32%
Operating leases	0.39%	0.31%	0.23%
Total	0.47%	0.38%	0.29%

Default frequency as a percentage of outstanding contracts	1.53%	1.27%	1.21%
Average loss severity per unit[1]	$7,787	$6,934	$6,632

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[2]
Finance receivables[3]	0.28%	0.29%	0.23%
Operating leases[3]	0.25%	0.22%	0.17%
Total	0.27%	0.26%	0.21%
[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity. Net charge-offs as a percentage of average gross earning assets increased to 0.47 percent at March 31, 2017 from 0.38 percent at March 31, 2016 due to increased default frequency and loss severity.  Default frequency as a percentage of outstanding contracts increased to 1.53 percent for fiscal 2017 compared to 1.27 percent for fiscal 2016 as a result of rising consumer debt levels.  Our average loss severity for fiscal 2017 increased to $7,787 from $6,934 in fiscal 2016 due primarily to declines in used vehicle values for Toyota and Lexus vehicles and higher average amount financed.  Our delinquencies remained relatively consistent at 0.27 percent for fiscal 2017 compared to 0.26 percent for fiscal 2016, however we continue to see increasing trends in rates of delinquency and default frequency.  Further increases to consumer debt levels coupled with a rising supply of used vehicles and deterioration in actual and expected used vehicle values would increase our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Years Ended March 31,
(Dollars in millions)	2017	2016	2015
Allowance for credit losses at beginning of period	$535	$485	$454
Provision for credit losses	582	441	308
Transferred to held-for-sale[1]	-	(7)	-
Charge-offs, net of recoveries[2]	(495)	(384)	(277)
Allowance for credit losses at end of period	$622	$535	$485
[1]	Amount relates to the commercial finance business which was sold on October 1, 2015.
[2]	Charge-offs are shown net of recoveries of $79 million, $72 million, and $86 million in fiscal 2017, 2016, and 2015, respectively.
	Years Ended March 31,
	2017	2016	2015
Allowance for credit losses as a percentage of gross earning assets
Finance receivables	0.68%	0.64%	0.62%
Operating leases	0.40%	0.31%	0.24%
Total	0.58%	0.52%	0.50%

During fiscal 2017, our allowance for credit losses increased to $622 million at March 31, 2017 from $535 million at March 31, 2016.  The increase in the allowance for credit losses in fiscal 2017 as compared to fiscal 2016 was due primarily to higher default frequency and loss severity and overall portfolio growth, which was partially offset by a reduction in the specific reserves for certain impaired dealers due to improvement in their financial performance.  Further increases to consumer debt levels coupled with a rising supply of used vehicles and deterioration in actual and expected used vehicle values could result in further increases to our allowance for credit losses.

The total allowance for credit losses as a percentage of gross earning assets increased to 0.58 percent in fiscal 2017 as compared to 0.52 percent in fiscal 2016.  The allowance for credit losses as a percentage of gross earning assets for finance receivables increased to 0.68 percent in fiscal 2017 from 0.64 percent in fiscal 2016, and the allowance for credit losses as a percentage of gross earning assets for operating leases increased to 0.40 percent in fiscal 2017 from 0.31 percent in fiscal 2016 primarily due to higher default frequency and loss severity.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	March 31,	March 31,
(Dollars in millions)	2017	2016
Commercial paper[1]	$26,632	$26,608
Unsecured notes and loans payable[2]	57,282	52,863
Secured notes and loans payable[3]	14,319	14,123
Total debt	$98,233	$93,594
[1]	Includes unamortized premium/discount.
[2]

Includes unamortized premium/discount, debt issuance costs, the effects of gains and losses due to foreign currency translation adjustments on non-hedged and de-designated notes and loans payable which are denominated in foreign currencies and other carrying value adjustments.

[3]	Includes unamortized premium/discount and debt issuance costs.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $6.4 billion to $11.7 billion with an average balance of $8.9 billion during fiscal 2017.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default.  We do not currently have exposure to sovereign counterparties in countries experiencing significant economic, fiscal or political strain or any other sovereign counterparties.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $26.4 billion to $30.0 billion during fiscal 2017, with an average outstanding balance of $28.0 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Eurobonds	Other		Total unsecured notes and loans payable[5]
Balance at March 31, 2016¹	$33,668		$13,457		$624	$5,222		$52,971
Issuances	12,741	[2]	2,805	[3]	-	3,825	[4]	19,371
Maturities and terminations	(10,876)		(1,106)		(479)	(1,850)		(14,311)
Non-cash changes in foreign currency rates	-		(470)		(145)	5		(610)
Balance at March 31, 2017¹	$35,533		$14,686		$-	$7,202		$57,421
Issuances during the one month ended April 30, 2017	$2,250		$-		$-	$-		$2,250
[1]

Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, fair value adjustments to debt in hedge accounting relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

[2]

MTNs and domestic bonds issued during fiscal 2017 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 1 percent to 3.2 percent.

[3]	EMTNs issued during fiscal 2017 had terms to maturity ranging from approximately 5 years to 6 years, and had interest rates at the time of issuance ranging from 1 percent to 3.4 percent.
[4]	Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 1.2 percent to 2.8 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2016, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion, or the equivalent in other currencies, of which €25.7 billion was available for issuance at April 30, 2017.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

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

Securitized Assets and the related debt remain on our Consolidated Balance Sheets.  We recognize financing revenue on the Securitized Assets.  We also recognize interest expense on the secured debt issued by the special purpose entities and maintain an allowance for credit losses on the Securitized Assets to cover estimated probable credit losses using a methodology consistent with that used for our non-securitized asset portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2017 and 2016, we did not have any outstanding lease securitization transactions registered with the SEC.

We periodically enter into public term securitization transactions whereby we agree to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of the securitization transaction are consistent with the terms of our other similar transactions except that the proceeds we receive are included in Restricted cash and cash equivalents in our Consolidated Balance Sheets, when applicable.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2017. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2017, TMCC had committed bank credit facilities totaling $5.4 billion, of which $2.7 billion and $2.7 billion mature in fiscal 2018 and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2017 and 2016.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

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
•

cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to $89,775 at March 31, 2017; and

•

make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and floating rate debt, denominated in U.S dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, interest rate caps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee (“ALCO”) which provides a framework for financial controls and governance to manage market risk.

Accounting for Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis.  Changes in the fair value of derivatives are recorded in Interest expense in our Consolidated Statements of Income.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in our Consolidated Statements of Income.  As of March 31, 2017 and 2016, we had no outstanding embedded derivatives that are required to be bifurcated.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	March 31,	March 31,
(Dollars in millions)	2017	2016
Gross derivatives assets, net of credit valuation adjustment	$599	$973
Less: Counterparty netting and collateral	(548)	(905)
Derivative assets, net	$51	$68

Gross derivative liabilities, net of credit valuation adjustment	$1,453	$1,310
Less: Counterparty netting and collateral	(1,407)	(1,303)
Derivative liabilities, net	$46	$7

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2017, we held collateral of $154 million, which offset derivative assets, and we posted collateral of $1,013 million, which offset derivative liabilities.  We also held excess collateral of $5 million which we did not use to offset derivative assets, and we posted excess collateral of $5 million which we did not use to offset derivative liabilities.  As of March 31, 2016, we held collateral of $320 million, which offset derivative assets, and we posted collateral of $718 million which offset derivative liabilities.  We also held excess collateral of $2 million which we did not use to offset derivative assets, and we posted excess collateral of $22 million which we did not use to offset derivative liabilities.

OFF-BALANCE-SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bond obligations that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  Other than this fee, there are no corresponding expenses or cash flows arising from our guarantees.  The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Commitments

We provide fixed and variable rate credit facilities to dealers and various multi-franchise organizations referred to as dealer groups.  These credit facilities are typically used for facilities refurbishment, real estate purchases, business acquisitions, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by the individual or corporate guarantees of the affiliated dealers, dealer groups, or dealer principals when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of dealer support required for the facility and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We have also extended credit facilities to affiliates as described in Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2017, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2017 and 2016, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2017 are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt [1]	$99,777	$50,252	$25,235	$17,253	$7,037
Estimated interest payments for debt [2]	4,927	1,248	1,576	859	1,244
Estimated net receipts under interest rate swap agreements[2]	(792)	(37)	(54)	(113)	(588)
Lending commitments [3]	8,083	8,083	-	-	-
Premises occupied under lease	59	21	23	13	2
Purchase obligations [4]	5	5	-	-	-
Total	$112,059	$59,572	$26,780	$18,012	$7,695
[1]

Debt reflects the remaining principal obligation.  Our foreign currency debt is stated in U.S. dollars at amounts representing our contractual obligations under the foreign currency swaps that are used to hedge the corresponding debt.  Excludes unamortized premium/discount of $161 million, debt issuance costs of $146 million as well as foreign currency and fair value adjustments of $1,237 million.

[2]	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2017.
[3]

Lending commitments represent term loans and revolving lines of credit we extended to dealers and affiliates.  Of the amount shown above, $6.9 billion was outstanding as of March 31, 2017.  The amount shown above excludes $13.4 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2017, of which $10.6 billion was outstanding at March 31, 2017.  The above lending commitments have various expiration dates.

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

NEW ACCOUNTING GUIDANCE

Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have identified the estimates below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these estimates on business operations are discussed throughout this report where such estimates affect reported and expected financial results.  The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analyses, and management judgment.  Changes in the evaluation of these factors may significantly impact the consolidated financial statements.  Different assumptions or changes in economic circumstances could result in additional changes to the determination of residual values, the determination of the allowance for credit losses, the valuation of our derivative instruments, the fair value of financial instruments, and our results of operations and financial condition.  Our other significant accounting policies are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Determination of Residual Values

The determination of residual values on our lease portfolio involves estimating end-of-term market values of leased vehicles.  Establishing these estimates involves various assumptions, complex analyses, and management judgment.  Actual losses incurred at lease termination could be significantly different from expected losses.  For further discussion of the accounting treatment of residual values on our lease portfolio, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Residual values are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota and Lexus product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, the level of current used vehicle values, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, buying and leasing behavior trends, and fuel prices.  We periodically review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  Adjustments are made on a straight-line basis over the remaining terms of the leases and are included in Depreciation on operating leases in our Consolidated Statements of Income.

Sensitivity Analysis

Estimated return rates and end-of-term market values represent two of the key assumptions involved in determining the amount and timing of depreciation expense to be recorded in our Consolidated Statements of Income.

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2017, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation by approximately $41 million.  This increase in depreciation would be charged to Depreciation on operating leases in our Consolidated Statements of Income on a straight-line basis over the remaining terms of the operating leases.

If the end-of-term market value of a leased vehicle is less than the estimated residual value, additional depreciation expense is recorded.  At March 31, 2017, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation by approximately $106 million.  This increase in depreciation would be charged to Depreciation on operating leases in our Consolidated Statements of Income on a straight-line basis over the remaining terms of the operating leases.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and default frequency on the consumer portfolio represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the consumer portfolio would have resulted in a change in the allowance for credit losses of $50 million as of March 31, 2017.

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

Fair Value of Financial Instruments

A portion of our assets is carried at fair value, including marketable securities and other financial instruments.

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

During fiscal 2017, no material changes were made to the valuation models. For the definition of fair value, a description of the assets and liabilities carried at fair value, and the controls over valuation, refer to Note 1 – Summary of Significant Accounting Policies – Fair Value Measurements of the Notes to Consolidated Financial Statements.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100 basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the  “-100bp” scenario for both March 31, 2017 and 2016.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2017	$6.0	$(6.3)
March 31, 2016	$11.1	$(11.3)

Our net interest cash flow sensitivity results from the “+100bp” scenario show a slightly asset-sensitive position on March 31, 2017 and 2016.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits.

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

Our debt is accounted for at amortized cost in our Consolidated Balance Sheets. We may elect to designate our debt in hedge accounting relationships for changes in interest rate risk, foreign currency risk or both. The effects of foreign currency changes to our debt are recognized in Interest expense in our Consolidated Statements of Income.

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

All of our derivative counterparties to which we had credit exposure at March 31, 2017 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2017, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I, Item 1A. Risk Factors” for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,	March 31,
(Dollars in millions)	2017	2016
Credit Rating
AA	$1	$2
A	52	63
BBB	-	5
Total net counterparty credit exposure	$53	$70

We exclude from the table above credit valuation adjustments of $2 million at March 31, 2017 and 2016 related to non-performance risk of our counterparties. All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statements of Income.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution by credit rating as of:

	March 31, 2017
			Distribution by credit rating
(Dollars in millions)	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and agency obligations	$2,314	$2,308	$2,139	$169	$-	$-	$-
Municipal debt securities	10	11	3	7	1	-	-
Certificates of deposit	755	755	-	100	655	-	-
Corporate debt securities	368	369	4	45	212	108	-
Mortgage-backed securities	84	84	7	54	19	-	4
Asset-backed securities	31	31	8	3	10	9	1
Fixed income mutual funds	2,090	2,134	389	738	917	-	90
Total	$5,652	$5,692	$2,550	$1,116	$1,814	$117	$95

	March 31, 2016
			Distribution by credit rating
(Dollars in millions)	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and agency obligations	$2,833	$2,835	$2,688	$147	$-	$-	$-
Municipal debt securities	10	11	3	7	1	-	-
Certificates of deposit	500	500	-	325	175	-	-
Commercial paper	50	50	-	50	-	-	-
Corporate debt securities	482	487	-	186	181	110	10
Mortgage-backed securities	101	104	14	68	15	5	2
Asset-backed securities	38	37	4	1	18	14	-
Fixed income mutual funds	2,097	2,127	-	1,190	645	226	66
Total	$6,111	$6,151	$2,709	$1,974	$1,035	$355	$78

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, and comprehensive income, of shareholder’s equity, and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation (the “Company”) and its subsidiaries as of March 31, 2017 and March 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

June 1, 2017

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2017	2016	2015
Financing revenues:
Operating lease	$7,720	$7,141	$6,113
Retail	1,850	1,859	1,797
Dealer	476	403	400
Total financing revenues	10,046	9,403	8,310
Depreciation on operating leases	6,853	5,914	4,857
Interest expense	1,754	1,137	736
Net financing revenues	1,439	2,352	2,717

Insurance earned premiums and contract revenues	804	719	638
Gain on sale of commercial finance business	-	197	-
Investment and other income, net	170	158	124
Realized gains, net on investments in marketable securities	226	6	70
Net financing revenues and other revenues	2,639	3,432	3,549

Expenses:
Provision for credit losses	582	441	308
Operating and administrative	1,277	1,161	1,046
Insurance losses and loss adjustment expenses	371	318	269
Total expenses	2,230	1,920	1,623

Income before income taxes	409	1,512	1,926
Provision for income taxes	142	580	729

Net income	$267	$932	$1,197

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended March 31,
	2017	2016	2015
Net income	$267	$932	$1,197
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $0, $32 and ($38), respectively]	(1)	(51)	64
Reclassification adjustment for net gains on available-for-sale marketable securities included in realized gains, net on investments in marketable securities [net of tax provision of $87, $2 and $26, respectively]	(139)	(4)	(44)
Other comprehensive (loss) income	(140)	(55)	20
Comprehensive income	$127	$877	$1,217

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31,	March 31,
	2017	2016
ASSETS
Cash and cash equivalents	$4,198	$2,701
Restricted cash	1,087	1,010
Investments in marketable securities	5,692	6,540
Finance receivables, net	68,462	65,636
Investments in operating leases, net	38,152	36,488
Other assets	2,044	2,217
Total assets	$119,635	$114,592

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$98,233	$93,594
Deferred income taxes	7,926	8,016
Other liabilities	3,952	3,585
Total liabilities	110,111	105,195

Commitments and contingencies (Refer to Note 14)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2017 and 2016	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	25	165
Retained earnings	8,582	8,315
Total shareholder's equity	9,524	9,397
Total liabilities and shareholder's equity	$119,635	$114,592

The following table presents the assets and liabilities of our consolidated variable interest entities.  (Refer to Note 10).

	March 31,	March 31,
	2017	2016
ASSETS
Finance receivables, net	$12,865	$14,130
Investments in operating leases, net	4,888	2,504
Other assets	87	84
Total assets	$17,840	$16,718

LIABILITIES
Debt	$14,319	$14,123
Other liabilities	6	5
Total liabilities	$14,325	$14,128

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2014	$915	$2	$200	$6,621	$7,738

Net income	-	-	-	1,197	1,197
Other comprehensive income, net of tax	-	-	20	-	20
Dividends	-	-	-	(435)	(435)
Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

Net income	-	-	-	932	932
Other comprehensive loss, net of tax	-	-	(55)	-	(55)
Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

Net income	-	-	-	267	267
Other comprehensive loss, net of tax	-	-	(140)	-	(140)
Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$267	$932	$1,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,916	5,965	4,895
Recognition of deferred income	(1,779)	(1,713)	(1,539)
Provision for credit losses	582	441	308
Amortization of deferred costs	625	620	569
Foreign currency and other adjustments to the carrying value of debt, net	(704)	1,195	(2,321)
Net realized gains from sales and other-than-temporary impairment on available-for-sale securities	(226)	(6)	(70)
Gain on sale of commercial finance business	-	(197)	-
Net change in:
Restricted cash	(77)	(226)	(140)
Derivative assets	17	(15)	(4)
Other assets (Note 8) and accrued interest	(167)	66	(350)
Deferred income taxes	(3)	531	760
Derivative liabilities	39	(83)	84
Other liabilities	347	329	378
Net cash provided by operating activities	5,837	7,839	3,767

Cash flows from investing activities:
Purchase of investments in marketable securities	(3,702)	(7,447)	(6,164)
Proceeds from sales of investments in marketable securities	875	914	991
Proceeds from maturities of investments in marketable securities	3,656	7,026	3,529
Acquisition of finance receivables	(25,497)	(24,956)	(25,584)
Collection of finance receivables	24,324	24,523	24,602
Net change in wholesale and certain working capital receivables	(1,859)	(512)	222
Acquisition of investments in operating leases	(17,947)	(19,917)	(16,969)
Disposals of investments in operating leases	10,230	8,283	6,444
Proceeds from sale of commercial finance business	-	2,317	-
Net change in financing support provided to affiliates	354	7	(12)
Cash equivalents unrestricted to acquire finance receivables and investment in operating leases, net	-	-	1,077
Other, net	(110)	(68)	(57)
Net cash used in investing activities	(9,676)	(9,830)	(11,921)

Cash flows from financing activities:
Proceeds from issuance of debt	28,817	25,564	25,817
Payments on debt	(23,463)	(22,865)	(17,934)
Net change in commercial paper	(12)	(410)	(704)
Net change in financing support provided by affiliates	(6)	(4)	2
Dividend paid to TFSIC	-	-	(435)
Net cash provided by financing activities	5,336	2,285	6,746
Net increase (decrease) in cash and cash equivalents	1,497	294	(1,408)
Cash and cash equivalents at the beginning of the period	2,701	2,407	3,815
Cash and cash equivalents at the end of the period	$4,198	$2,701	$2,407
Supplemental disclosures:
Interest paid, net	$1,406	$1,190	$1,048
Income taxes paid (received), net	$53	$(95)	$143

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) is wholly-owned by Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  Prior to July 1, 2016, TFSIC was known as Toyota Financial Services Americas Corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  References herein to “we”, “our”, and “us” denote TMCC and its consolidated subsidiaries.  TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

We provide a variety of finance and insurance products to authorized Toyota and Lexus dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “dealers”) and their customers in the United States of America (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our business is substantially dependent upon the sale of Toyota and Lexus vehicles.  Vehicles manufactured under the Scion brand were transitioned to the Toyota brand in August 2016.

Our products fall primarily into the following product categories:

•

Finance - We acquire retail installment sales contracts from dealers in the U.S. and Puerto Rico (“retail contracts”) and leasing contracts accounted for as operating leases (“lease contracts”) from dealers in the U.S.  We collectively refer to our retail and lease contracts as the “consumer portfolio”.  We also provide dealer financing, including wholesale financing, working capital loans, revolving lines of credit and real estate financing to dealers in the U.S. and Puerto Rico.  We collectively refer to our dealer financing portfolio as the “dealer portfolio”.

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

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus dealers.  As of March 31, 2017, approximately 22 percent of retail and lease contracts were concentrated in California, 11 percent in Texas, 8 percent in New York, and 5 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2017, approximately 26 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 5 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

In December 2014, we entered into an agreement for the sale of certain assets and liabilities related to our industrial equipment retail, lease, and dealer portfolios (hereinafter the “commercial finance business”) to Toyota Industries Commercial Finance, Inc. (“TICF”), a newly-formed subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group and is a related party to TMCC.  As discussed in our Form 10-K for fiscal 2016, the sale was completed on October 1, 2015 and resulted in cash proceeds of $2.3 billion and a gain of $197 million that was reflected in our results of operations in fiscal 2016.  The sale of our commercial finance business did not meet the criteria to be presented as a discontinued operation.

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

To assess whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider all the facts and circumstances including our role in establishing the VIE and our ongoing rights and responsibilities.  This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities.  In general, the party that makes the most significant decisions affecting the VIE is determined to have the power to direct the activities of the VIE.  To assess whether we have the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, we consider all of our economic interests, including debt and equity interests, servicing rights and fee arrangements, and any other variable interests in the VIE.  If we determine that we are the party with the power to make the most significant decisions affecting the VIE, and we have an obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, then we consolidate the VIE.

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

Refer to Note 10 – Variable Interest Entities for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because of inherent uncertainty involved in making estimates, actual results could differ from those estimates and assumptions.  The accounting estimates that are most important to our business are the determination of residual value relating to our investments in operating leases and the allowance for credit losses as well as estimates related to the fair value of our derivative instruments, marketable securities and other financial instruments.

Revenue Recognition

Operating Lease Revenues

Operating lease revenues are recorded to income on a straight-line basis over the term of the lease.  Incremental direct fees and costs received or paid in connection with the acquisition of operating leases, including incentive and rate participation payments made to dealers and acquisition fees collected from customers, are capitalized or deferred and amortized on a straight-line basis over the term of the related contracts.  Payments received on affiliate sponsored special rate programs (“subvention”) are deferred and recognized on a straight-line basis over the term of the related contracts.  Operating lease revenue is recorded net of sales taxes collected from customers.  Included in operating lease revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total operating lease revenue.

Retail and Dealer Financing Revenues

Revenues associated with retail and dealer financing are recognized so as to approximate a constant effective yield over the contract term.  Incremental direct fees and costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to dealers, are capitalized and amortized so as to approximate a constant effective yield over the term of the related contracts.  Payments received on subvention programs are deferred and recognized to approximate a constant effective yield over the term of the related contracts.  Included in financing revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total financing revenues.

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

The portion of premiums and contract revenues applicable to the unexpired terms of the agreements is recorded as unearned insurance premiums and contract revenues.  Policies and contracts sold range in term from 3 to 120 months.  Certain costs of acquiring new policies and contracts, consisting primarily of dealer commissions and premium taxes, are deferred and amortized over the term of the related policies on the same basis as the revenues are earned.  The effect of subsequent cancellations is recorded as an offset to unearned insurance premiums and contract revenues.

Service commissions and fees are recognized over the term of the coverage in relation to the timing of services performed.

Depreciation on Operating Leases

Depreciation on operating leases is recognized using the straight-line method over the lease term, typically two to five years.  The depreciable basis is the original acquisition cost of the vehicle less the estimated residual value of the vehicle at the end of the lease term.  During the lease term, adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis over the remaining lease term.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses incurred on our finance receivables and investments in operating leases resulting from the failure of customers or dealers to make contractual payments.  Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions to determine whether the allowance is considered adequate to cover probable and estimable losses incurred as of the balance sheet date.

Management develops and documents the allowance for credit losses on finance receivables based on two portfolio segments.  The determination of portfolio segments is based primarily on the qualitative consideration of the nature of our business operations and the characteristics of the underlying finance receivables.  On October 1, 2015, we completed the sale of our commercial finance business segment to TICF.  Subsequent to this sale we have the following two portfolio segments within finance receivables:

•

Retail Loan Portfolio Segment – The retail loan portfolio segment consists of retail contracts acquired from dealers in the U.S. and Puerto Rico.  Under a retail contract, we are granted a security interest in the underlying collateral which consists primarily of Toyota and Lexus vehicles.  Based on the common risk characteristics associated with the finance receivables, the retail loan portfolio segment is considered a single class of finance receivable.

•

Dealer Products Portfolio Segment – The dealer products portfolio segment consists of wholesale financing, working capital loans, revolving lines of credit and real estate loans to dealers in the U.S. and Puerto Rico.  Wholesale financing is primarily collateralized by new or used vehicle inventory with the outstanding balance fluctuating based on the level of inventory.  Working capital loans and revolving lines of credit are granted for working capital purposes and are secured by dealership assets.  Real estate loans are collateralized by the underlying real estate, are underwritten primarily on a loan-to-value basis and are typically for a fixed term.  Based on the risk characteristics associated with the underlying finance receivables, the dealer products portfolio segment consists of three classes of finance receivables: wholesale, working capital (including revolving lines of credit), and real estate.

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

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Methodology Used to Develop the Allowance for Credit Losses

Retail Loan Portfolio Segment and Investments in Operating Leases

The level of credit risk in our retail loan portfolio segment and our investments in operating leases is influenced primarily by two factors: default frequency and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, contract term length, and collection strategies and practices.

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

We utilize a loss emergence period assumption in developing our allowance for credit losses.  This assumption represents the average length of time between when a loss event first occurs and when the account is charged off.  We apply judgment in estimating the loss emergence period using available credit information and trends.

Dealer Products Portfolio Segment

The level of credit risk in our dealer products portfolio segment is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and the financial condition of automotive manufacturers.

We evaluate the dealer portfolio by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by vehicles, real estate or dealership assets).  We analyze the loan-risk pools using internally developed risk ratings for each dealer.  We also utilize a loss emergence period assumption in developing our allowance for credit losses.  The loss emergence period represents the time period between the date at which the loss event is estimated to have occurred and the ultimate realization of that loss through charge-off.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

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

Troubled debt restructurings in the retail loan portfolio segment are aggregated when determining the allowance for credit losses.  These loans are homogenous in nature and insignificant for individual evaluation and we have determined that the allowance for credit losses for the retail loan portfolio segment would not be materially different if the loans had been individually evaluated for impairment.

Increases to the allowance for credit losses are accompanied by corresponding charges to the Provision for credit losses on our Consolidated Statements of Income. The uncollectible portion of finance receivables and investments in operating leases is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.  In the event we repossess the collateral, the receivable is charged-off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets in our Consolidated Balance Sheets.  Recoveries of finance receivables and investments in operating leases previously charged off as uncollectible are credited to the allowance for credit losses.

Refer to Note 6 – Allowance for Credit Losses for additional discussion and disclosure.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities in our Consolidated Balance Sheets. These accruals arising from contractual agreements entered into by TMIS are not significant as of March 31, 2017 and 2016.  Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at purchase and may include money market instruments, commercial paper, certificates of deposit or similar instruments.

Restricted Cash

Restricted cash includes customer collections on securitized receivables to be distributed to investors as payments on the related secured debt, which are primarily related to securitization trusts.  Restricted cash may also contain amounts unrelated to financing activities which are restricted as to use and proceeds from certain debt issuances for which the use of the cash is restricted.

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

An OTTI loss with respect to debt securities must be recognized in earnings if we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis.  If we have the intent to sell, the cost basis of the security is written down to fair value and the loss is reflected in Realized gains, net on investments in marketable securities in our Consolidated Statements of Income.  If we have no intent to sell and we believe that it is more likely than not we will not be required to sell these securities prior to recovery, the credit loss component of the unrealized losses is recognized in Realized gains, net on investments in marketable securities in our Consolidated Statements of Income, while the remainder of the loss is recognized in AOCI.  The credit loss component recognized in Realized gains, net on investments in marketable securities in our Consolidated Statements of Income is identified as the portion of the amortized cost of the security not expected to be collected over the remaining term as projected using a cash flow analysis for debt securities.

We perform periodic reviews of our AFS equity securities to determine whether unrealized losses are temporary in nature.  We consider our intent and ability to hold the security for a period of time sufficient for recovery of fair value.  Where we lack that intent or ability, the equity security’s decline in fair value is deemed to be other-than-temporary.  If losses are considered to be other-than-temporary, the cost basis of the security is written down to fair value and the loss is reflected in Realized gains, net on investments in marketable securities in our Consolidated Statements of Income.

Refer to Note 3 – Investments in Marketable Securities for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Finance Receivables

Our finance receivables consist of the retail loan and the dealer products portfolio segments.  Finance receivables recorded on our balance sheet include accrued interest and deferred fees and costs, net of the allowance for credit losses, certain other dealer funds and deferred income.

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff.  As of March 31, 2017 and 2016, all finance receivables were classified as held-for-investment.

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

Nonaccrual Policy

Retail Loan Portfolio Segment

The accrual of revenue is discontinued at the time a retail loan finance receivable is determined to be uncollectible.  These finance receivables may be restored to accrual status only when a customer settles all past due deficiency balances and future payments are reasonably assured.  For these finance receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received.  Payments are applied first to outstanding interest and then to the unpaid principal balance.

Dealer Products Portfolio Segment

Impaired receivables in the dealer products portfolio segment are placed on nonaccrual status if full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due.  Interest accrued, but not collected at the date a receivable is placed on nonaccrual status, is reversed against interest income.  In addition, the amortization of net deferred fees is suspended.  Interest income on nonaccrual receivables is recognized only to the extent it is received in cash.  Finance receivables are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.  Finance receivables in the dealer products portfolio segment are charged off against the allowance for credit losses when the loss has been realized.

Refer to Note 4 – Finance Receivables, Net for additional discussion and disclosure.

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

Determination of Residual Value

Residual values of lease contracts are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota and Lexus product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, the level of current used vehicle values, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease-end.

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of the carrying values at lease-end.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward, thereby adjusting depreciation expense, so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential future changes in the relationship among these factors.  For investments in operating leases, adjustments to depreciation expense are made prospectively on a straight-line basis over the remaining terms of the leases and are included in Depreciation on operating leases in our Consolidated Statements of Income.

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.

Refer to Note 5 – Investments in Operating Leases, Net for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Used Vehicles Held for Sale

Used vehicles held for sale, reported in Other assets in our Consolidated Balance Sheets, consist of off-lease vehicles and repossessed vehicles.  These vehicles are recorded at the lower of their carrying value or estimated fair value less costs to sell.  These vehicles are sold promptly after grounding or repossession.

Debt Issuance Costs

Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense on an effective yield basis over the contractual term of the debt.  These costs are presented as a direct deduction from the carrying value of the related debt liability and reported in Debt in our Consolidated Balance Sheets.  All other costs related to debt issuance are expensed as incurred.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Recurring Fair Value Measurements

Cash Equivalents

Cash equivalents include money market instruments, certificates of deposit, U.S. government and agency obligations or similar instruments, which represent highly liquid investments with maturities of three months or less at purchase.  Where cash equivalent instruments produce a daily net asset value in an active market, we use this value to determine the fair value of the investment and classify the investment in Level 1 of the fair value hierarchy.  All other types of cash equivalents are classified in Level 2 of the fair value hierarchy.

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

We may hold investments in actively traded open-end equity and fixed income mutual funds, as well as private placement fixed income mutual funds.  Where the funds produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the fund investment and classify the investment in Level 1 of the fair value hierarchy.  The fair value of funds that produce a daily net asset value that is not quoted in an active market is estimated using the net asset value per share and have appropriately been excluded from the fair value hierarchy.

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

Financial Instruments Not Carried at Fair Value

Finance Receivables

Our finance receivables consist of retail loans and dealer financing, which is comprised of wholesale, real estate and working capital financing.  Retail finance receivables are primarily valued using a securitization model that incorporates expected cash flows.  Cash flows expected to be collected are estimated using contractual principal and interest payments adjusted for specific factors, such as prepayments, default rates, loss severity, credit scores, and collateral type.  The securitization model utilizes quoted secondary market rates if available, or estimated market rates that incorporate management's best estimate of investor assumptions about the portfolio.  The dealer financing portfolio is valued using a discounted cash flow model.  Discount rates are derived based on market rates for equivalent portfolio bond ratings.  As these valuations utilize unobservable inputs, our finance receivables are classified in Level 3 of the fair value hierarchy.

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

Refer to Note 2 – Fair Value Measurements for additional discussion and disclosure.

Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle asset and liability positions and offset cash collateral held with the same counterparty on a net basis.  Changes in the fair value of derivatives are recorded in Interest expense in our Consolidated Statements of Income.

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

Hedge Accounting Derivatives

We use derivatives to reduce the risk of changes in the fair value of debt. We occasionally designate certain derivatives as hedge accounting derivatives.  In these instances, the risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate.

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

We use the “long-haul” method of assessing effectiveness for our fair value hedges.  Any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of Interest expense in our Consolidated Statements of Income.  We recognize changes in the fair value of derivatives designated in fair value hedging relationships (including foreign currency fair value hedging relationships) in Interest expense in our Consolidated Statements of Income along with the fair value changes of the related hedged item.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

We review the effectiveness of our hedging relationships at least quarterly to determine whether the relationships have been and continue to be effective.  We use regression analysis to assess the effectiveness of our hedges.  When we determine that a hedging relationship is not or has not been effective, hedge accounting is no longer applied.  If hedge accounting is discontinued, we continue to carry the derivative instrument as a component of Other assets or Other liabilities in our Consolidated Balance Sheets at fair value, with changes in fair value reported in Interest expense in our Consolidated Statements of Income.  Additionally, for discontinued fair value hedges, we cease to adjust the hedged item for changes in fair value and amortize the cumulative fair value adjustments recognized in prior periods over the remaining term of the hedged item.

We will also discontinue the use of hedge accounting if a derivative is sold, terminated, or if management determines that designating a derivative under hedge accounting is no longer deemed appropriate based on current investment strategy (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.

Non-hedge accounting derivatives

Our non-hedge accounting derivatives are carried at fair value.  The full change in the fair value of the derivative instrument is recognized as a component of Interest expense in our Consolidated Statements of Income with no offsetting adjustment for the economically hedged item.  The derivative instrument is included as a component of Other assets or Other liabilities in our Consolidated Balance Sheets.

Embedded Derivatives

Periodically, we issue debt instruments which are considered “hybrid financial instruments”.  These debt instruments are assessed to determine whether they contain embedded derivatives requiring separate accounting and reporting.  The embedded derivative may be bifurcated and recorded on the balance sheet at fair value or the entire financial instrument may be recorded at fair value. As applicable, changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in Interest expense in our Consolidated Statements of Income.  We had no embedded derivatives that required bifurcation as of March 31, 2017 and 2016.

Offsetting of Derivatives

The accounting guidance permits the net presentation on our Consolidated Balance Sheets of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists.  When we meet this condition, we elect to present such balances on a net basis.

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

Refer to Note 7 – Derivatives, Hedging Activities and Interest Expense for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Foreign Currency Transactions

Certain of our debt transactions are denominated in foreign currencies.  If the debt is not in a designated hedge accounting relationship, the debt is translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date.  Gains and losses related to foreign currency transactions are included in Interest expense in our Consolidated Statements of Income.  Payments on debt in our Consolidated Statements of Cash Flows include repayment of principal and the net amount of exchange of notional on currency swaps that economically hedge these transactions.  Proceeds from issuance of debt in our Consolidated Statements of Cash Flows include both the proceeds from the initial issuance of debt and the net amount of exchange of notional on currency swaps that economically hedge these transactions.

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

TMCC files a consolidated federal income tax return with its subsidiaries and TFSIC.  TMCC files either separate or consolidated/combined state income tax returns with Toyota Motor North America, Inc. (“TMNA”), TFSIC, or subsidiaries of TMCC.  State income tax expense is generally recognized as if TMCC and its subsidiaries filed their tax returns on a stand-alone basis.  In those states where TMCC and its subsidiaries join in the filing of consolidated or combined income tax returns, TMCC and its subsidiaries are allocated their share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss.  Based on the federal and state tax sharing agreements, TFSIC and TMCC and its subsidiaries pay for their share of the income tax expense and are reimbursed for the benefit of any of their tax losses utilized in the federal and state income tax returns.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  In August 2015, the FASB issued a one-year deferral of the effective date, with early adoption as of the original effective date permitted.  The FASB also subsequently issued guidance amending and clarifying various aspects of the new revenue recognition standard. We plan to adopt the new revenue guidance effective April 1, 2018 with a cumulative-effect adjustment to the current period opening balance of retained earnings.  We do not expect the adoption of this standard to have a material impact on our operating lease, retail and dealer financing revenues as the majority of those revenues are outside the scope of the standard.  However, certain products within our insurance operations fall within the scope of this guidance.  Our evaluation of contracts related to those products identified changes to both the timing of recognition and classification of revenues and expenses. While our assessment is not complete, we do not expect these changes to have a material impact on our pretax income.  We continue to assess the impact of this guidance on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and will require entities to measure equity investments at fair value and recognize any changes in fair value in earnings.  This accounting guidance is effective for us on April 1, 2018.   This guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in instrument-specific credit risk for instruments where the entity has elected the fair value option. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The new leasing standard represents a wholesale change to lease accounting for lessees.  Upon adoption, we expect to recognize lease liabilities and right-of-use assets (at their present value) in our Consolidated Balance Sheets related to predominantly all of the future minimum lease payments disclosed in Note 14 – Commitments and Contingencies. This accounting guidance is effective for us on April 1, 2019. We are continuing to evaluate the other potential impacts of this guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued new guidance which clarifies that a change in the counterparty to a designated derivative hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This accounting guidance is effective for us on April 1, 2017.   The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

In March 2016, the FASB issued new guidance which clarifies whether an embedded contingent put or call option is clearly and closely related to the debt host when bifurcating an embedded derivative. This accounting guidance is effective for us on April 1, 2017.  The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

In June 2016, the FASB issued new guidance that introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. We expect this new guidance will result in an increase in our allowance for credit losses; the magnitude of which is under evaluation. This accounting guidance is effective for us on April 1, 2020. We are currently evaluating other potential impacts of this guidance on our consolidated financial statements.

In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in the classification of certain items in the statement of cash flows. This accounting guidance is effective for us on April 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new guidance that further amends the analysis a reporting entity must perform to determine whether it should consolidate certain legal entities.  The guidance specifically addresses interests held through related parties that are under common control.  This accounting guidance is effective for us on April 1, 2017.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

In November 2016, the FASB issued new guidance that clarifies how restricted cash and cash equivalents should be classified and presented in the statement of cash flows and requires new disclosures related to restricted cash and cash equivalents. This guidance was intended to reduce diversity in practice in the classification of restricted cash and cash equivalents on the statement of cash flows.  This accounting guidance is effective for us on April 1, 2018 at which time we will no longer report the change in restricted cash and cash equivalents in the operating section in our Consolidated Statements of Cash Flows, and cash and cash equivalents at the beginning and end of the period will include restricted cash and cash equivalents. These changes will be applied using a retrospective transition method to each period presented.

In March 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date.  This accounting guidance is effective for us on April 1, 2019.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

Recently Adopted Accounting Guidance

In April 2016, we adopted new FASB accounting guidance that amends the analysis a reporting entity must perform to determine whether it should consolidate certain legal entities.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2016, we adopted new FASB accounting guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  As a result of adopting this guidance, we have reclassified our debt issuance costs from Other assets to Debt on our Consolidated Balance Sheets and conformed applicable footnote disclosures for all periods presented. These amounts are not material to our consolidated financial statements.

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

In March 2017, we adopted new FASB guidance that requires additional disclosures related to short-duration insurance contracts.  The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy except for certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are excluded from the leveling information provided in the tables below.  Fair value amounts presented below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in our Consolidated Balance Sheets.

	March 31, 2017
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$287	$1,045	$-	$-	$1,332
Certificates of deposit	-	2,630	-	-	2,630
Cash equivalents total	287	3,675	-	-	3,962
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,273	33	2	-	2,308
Municipal debt securities	-	11	-	-	11
Certificates of deposit	105	650	-	-	755
Corporate debt securities	211	150	8	-	369
Mortgage-backed securities:
U.S. government agency	-	45	-	-	45
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	37	-	37
Asset-backed securities	-	-	31	-	31
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value	-	-	-	-	1,740
Total return bond funds	394	-	-	-	394
Available-for-sale securities total	2,983	889	80	-	5,692
Derivative assets:
Interest rate swaps	-	474	1	-	475
Interest rate floors	-	2	-	-	2
Foreign currency swaps	-	122	-	-	122
Counterparty netting and collateral	-	-	-	(548)	(548)
Derivative assets total	-	598	1	(548)	51
Assets at fair value	3,270	5,162	81	(548)	9,705
Derivative liabilities:
Interest rate swaps	-	(271)	(6)	-	(277)
Foreign currency swaps	-	(1,114)	(62)	-	(1,176)
Counterparty netting and collateral	-	-	-	1,407	1,407
Liabilities at fair value	-	(1,385)	(68)	1,407	(46)
Net assets at fair value	$3,270	$3,777	$13	$859	$9,659

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

	March 31, 2016
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$360	$1,209	$-	$-	$1,569
U.S. government and agency obligations	450	105	-	-	555
Certificates of deposit	-	500	-	-	500
Cash equivalents total	810	1,814	-	-	2,624
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,777	56	2	-	2,835
Municipal debt securities	-	11	-	-	11
Certificates of deposit	300	200	-	-	500
Commercial paper	-	50	-	-	50
Corporate debt securities	228	252	7	-	487
Mortgage-backed securities:
U.S. government agency	-	59	-	-	59
Non-agency residential	-	-	3	-	3
Non-agency commercial	-	-	42	-	42
Asset-backed securities	-	-	37	-	37
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value	-	-	-	-	1,747
Total return bond funds	380	-	-	-	380
Equity mutual fund	389	-	-	-	389
Available-for-sale securities total	4,074	628	91	-	6,540
Derivative assets:
Interest rate swaps	-	601	39	-	640
Interest rate floors	-	4	-	-	4
Foreign currency swaps	-	329	-	-	329
Counterparty netting and collateral	-	-	-	(905)	(905)
Derivative assets total	-	934	39	(905)	68
Assets at fair value	4,884	3,376	130	(905)	9,232
Derivative liabilities:
Interest rate swaps	-	(475)	-	-	(475)
Foreign currency swaps	-	(821)	(14)	-	(835)
Counterparty netting and collateral	-	-	-	1,303	1,303
Liabilities at fair value	-	(1,296)	(14)	1,303	(7)
Net assets at fair value	$4,884	$2,080	$116	$398	$9,225

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the years ended March 31, 2017 and 2016 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Year Ended March 31, 2017
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
Total gains (losses)
Included in earnings	-	-	-	-	-	(24)	(43)	(67)	(67)
Included in other comprehensive income	-	1	-	1	2	-	-	-	2
Purchases, issuances, sales, and settlements
Purchases	-	-	4	6	10	-	-	-	10
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(10)	(13)	(23)	(20)	(5)	(25)	(48)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, March 31, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(24)	$(43)	$(67)	$(67)

	Year Ended March 31, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2015	$2	$14	$48	$39	$103	$1	$7	$8	$111
Total gains (losses)
Included in earnings	-	-	-	-	-	34	(13)	21	21
Included in other comprehensive income	-	(1)	(2)	(1)	(4)	-	-	-	(4)
Purchases, issuances, sales, and settlements
Purchases	-	-	2	5	7	-	-	-	7
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	(2)	-	(1)	(3)	-	-	-	(3)
Settlements	-	-	(3)	(5)	(8)	4	(8)	(4)	(12)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	(4)	-	-	(4)	-	-	-	(4)
Fair value, March 31, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$34	$(13)	$21	$21

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment.  We did not have any significant nonrecurring fair value items as of March 31, 2017 and 2016.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the years ended March 31, 2017 and 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2017
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,682	$-	$-	$50,733	$50,733
Wholesale	10,819	-	-	10,881	10,881
Real estate	4,602	-	-	4,459	4,459
Working capital	2,218	-	-	2,222	2,222

Financial liabilities
Commercial paper	$26,632	$-	$26,632	$-	$26,632
Unsecured notes and loans payable	57,282	-	55,838	2,385	58,223
Secured notes and loans payable	14,319	-	-	14,322	14,322

	March 31, 2016
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$49,865	$-	$-	$49,551	$49,551
Wholesale	9,160	-	-	9,207	9,207
Real estate	4,590	-	-	4,277	4,277
Working capital	1,888	-	-	1,894	1,894

Financial liabilities
Commercial paper	$26,608	$-	$26,608	$-	$26,608
Unsecured notes and loans payable	52,863	-	52,913	1,387	54,300
Secured notes and loans payable	14,123	-	-	14,125	14,125

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net excludes related party transactions, for which the fair value approximates the carrying value, of $136 million and $128 million at March 31, 2017 and 2016, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	March 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$2,314	$1	$(7)	$2,308
Municipal debt securities	10	1	-	11
Certificates of deposit	755	-	-	755
Corporate debt securities	368	2	(1)	369
Mortgage-backed securities:
U.S. government agency	45	1	(1)	45
Non-agency residential	2	-	-	2
Non-agency commercial	37	1	(1)	37
Asset-backed securities	31	-	-	31
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	39	-	-	39
U.S. government sector fund	389	-	-	389
Municipal sector fund	20	-	-	20
Investment grade corporate sector fund	252	9	-	261
High-yield sector fund	83	6	-	89
Real return sector fund	147	5	-	152
Mortgage sector fund	390	2	-	392
Asset-backed securities sector fund	140	10	-	150
Emerging market sector fund	105	7	-	112
International sector fund	136	-	-	136
Total return bond funds	389	5	-	394
Total investments in marketable securities	$5,652	$50	$(10)	$5,692

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant at March 31, 2017 and 2016.

Realized Gains and Losses on Securities

The following table represents realized gains and losses on our available-for-sale securities presented in our Consolidated Statements of Income:

	Years Ended March 31,
	2017	2016	2015
Available-for-sale securities:
Realized gains on sales	$251	$59	$71
Realized losses on sales	$(1)	$(3)	$(1)
Other-than-temporary impairment	$(24)	$(50)	$-

The other-than-temporary impairment write-downs of $24 million and $50 million during the years ended March 31, 2017 and 2016, respectively, were related to our fixed income mutual funds.  Other-than-temporary impairment write-downs were not significant during the year ended March 31, 2015.

In April 2017, we sold a portion of our Fixed income mutual fund portfolio to take advantage of favorable market conditions.  The sale resulted in cash proceeds of approximately $1.1 billion and realized gains of approximately $40 million, which will be reflected in our results of operations for the first quarter of fiscal 2018.  The proceeds were utilized for reinvestment in marketable securities.

Contractual Maturities

The amortized cost, fair value and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	March 31, 2017
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$2,303	$2,302
Due after 1 year through 5 years	926	926
Due after 5 years through 10 years	126	125
Due after 10 years	92	90
Mortgage-backed and asset-backed securities[1]	115	115
Total	$3,562	$3,558

1 Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net

Finance receivables, net consist of retail receivables and dealer financing, which includes accrued interest and deferred fees and costs, net of the allowance for credit losses and deferred income.  Finance receivables, net also includes securitized retail receivables, which represent retail receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements, as discussed further in Note 10 – Variable Interest Entities.  Cash flows from these securitized retail receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2017	2016
Retail receivables	$38,338	$36,020
Securitized retail receivables	13,071	14,343
Dealer financing	17,899	15,899
	69,308	66,262

Deferred origination (fees) and costs, net	644	663
Deferred income	(1,023)	(868)
Allowance for credit losses
Retail and securitized retail receivables	(344)	(289)
Dealer financing	(123)	(132)
Total allowance for credit losses	(467)	(421)
Finance receivables, net	$68,462	$65,636

Contractual maturities on retail receivables and dealer financing are as follows:

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2018	$14,357	$13,548
2019	12,723	1,739
2020	10,498	753
2021	7,571	576
2022	4,402	657
Thereafter	1,858	626
Total	$51,409	$17,899

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	March 31,	March 31,
	2017	2016
Aging of finance receivables:
Current	$50,631	$49,590
30-59 days past due	586	584
60-89 days past due	129	129
90 days or greater past due	63	60
Total	$51,409	$50,363

	Wholesale		Real Estate		Working Capital
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016	2017	2016
Credit quality indicators:
Performing	$9,592	$8,099	$4,010	$3,822	$2,082	$1,686
Credit Watch	1,269	1,041	613	763	143	229
At Risk	12	113	45	109	5	17
Default	78	9	45	10	5	1
Total	$10,951	$9,262	$4,713	$4,704	$2,235	$1,933

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016	2017	2016

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$93	$98	$93	$98	$12	$9
Real estate	94	119	94	119	12	15
Working capital	31	37	31	37	9	30
Total	$218	$254	$218	$254	$33	$54

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$134	$185	$134	$185
Real estate	105	98	105	98
Working capital	-	3	-	3
Total	$239	$286	$239	$286

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$220	$226	$217	$223
Total	$220	$226	$217	$223

Total impaired account balances:
Retail loan	$220	$226	$217	$223
Wholesale	227	283	227	283
Real estate	199	217	199	217
Working capital	31	40	31	40
Total	$677	$766	$674	$763

As of March 31, 2017 and 2016, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $251 million and $299 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance. As of March 31, 2017 and 2016, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.   Refer to Note 6 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables		Interest Income Recognized
	Years Ended March 31,		Years Ended March 31,
	2017	2016	2017	2016

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$77	$86	$2	$1
Real estate	96	93	3	2
Working capital	33	35	2	2
Total	$206	$214	$7	$5

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$153	$132	$4	$3
Real estate	107	92	5	4
Working capital	1	4	-	-
Total	$261	$228	$9	$7

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$223	$246	$16	$18
Total	$223	$246	$16	$18

Total impaired account balances:
Retail loan	$223	$246	$16	$18
Wholesale	230	218	6	4
Real estate	203	185	8	6
Working capital	34	39	2	2
Total	$690	$688	$32	$30

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  Interest income recognized using a cash-basis method of accounting during fiscal 2017 and 2016 was not significant.  Average impaired finance receivables and interest income recognized during the year ended March 31, 2016 related to our commercial finance business were not significant.  As discussed in Note 1 – Summary of Significant Accounting Policies, we sold our commercial finance business on October 1, 2015.

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2017 and 2016 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2017 and 2016.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2017 and 2016, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during fiscal 2017 and 2016, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2017	2016
Investments in operating leases	$41,874	$42,220
Securitized investments in operating leases	6,502	3,364
	48,376	45,584
Deferred origination (fees) and costs, net	(201)	(190)
Deferred income	(1,196)	(1,080)
Accumulated depreciation	(8,672)	(7,712)
Allowance for credit losses	(155)	(114)
Investments in operating leases, net	$38,152	$36,488

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2018	$5,991
2019	3,961
2020	1,425
2021	146
2022	11
Total	$11,534

A portion of our operating lease contracts has historically terminated prior to maturity.  Future minimum rentals shown above should not be considered indicative of future cash collections.

As of March 31, 2017 and 2016, there was no impairment in our investment in operating leases portfolio.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years Ended March 31,
	2017	2016	2015
Allowance for credit losses at beginning of period	$535	$485	$454
Provision for credit losses	582	441	308
Transferred to held-for-sale[1]	-	(7)	-
Charge-offs, net of recoveries	(495)	(384)	(277)
Allowance for credit losses at end of period	$622	$535	$485

1 Amount relates to the commercial finance business which was sold on October 1, 2015.

Charge-offs are shown net of recoveries of $79 million, $72 million and $86 million for fiscal 2017, 2016 and 2015, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment:

	Year Ended March 31, 2017
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2016	$289	$132	$421
Charge-offs	(399)	-	(399)
Recoveries	50	-	50
Provisions	404	(9)	395
Ending balance, March 31, 2017	$344	$123	$467

Ending balance: Individually evaluated for impairment	$-	$33	$33
Ending balance: Collectively evaluated for impairment	$344	$90	$434

Finance Receivables:
Ending balance, March 31, 2017	$51,409	$17,899	$69,308
Ending balance: Individually evaluated for impairment	$-	$457	$457
Ending balance: Collectively evaluated for impairment	$51,409	$17,442	$68,851

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $220 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of March 31, 2017, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2017 includes $1,051 million in finance receivables that are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”) and $166 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

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

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $226 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of March 31, 2016, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2016 includes $982 million in finance receivables that are guaranteed by TMS and $136 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	March 31,	March 31,
	2017	2016
Aggregate balances 60 or more days past due
Finance receivables	$192	$189
Investments in operating leases	95	80
Total	$287	$269

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	March 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$586	$129	$63	$778	$50,631	$51,409	$41
Wholesale	-	-	-	-	10,951	10,951	-
Real estate	-	-	-	-	4,713	4,713	-
Working capital	3	-	-	3	2,232	2,235	-
Total	$589	$129	$63	$781	$68,527	$69,308	$41

	March 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$584	$129	$60	$773	$49,590	$50,363	$35
Wholesale	-	-	-	-	9,262	9,262	-
Real estate	-	-	-	-	4,704	4,704	-
Working capital	-	-	-	-	1,933	1,933	-
Total	$584	$129	$60	$773	$65,489	$66,262	$35

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and floating rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, interest rate caps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee, which provides a framework for financial controls and governance to manage market risk.

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of March 31, 2017, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2017, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	March 31, 2017
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$62,525	$475	$62,525	$475
Interest rate floors	-	-	1,673	2	1,673	2
Foreign currency swaps	271	28	1,648	94	1,919	122
Total	$271	$28	$65,846	$571	$66,117	$599

Counterparty netting and collateral held						(548)
Carrying value of derivative contracts – Other assets						$51

Other liabilities:
Interest rate swaps	$-	$-	$45,297	$277	$45,297	$277
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	93	1	12,570	1,175	12,663	1,176
Total	$93	$1	$57,897	$1,452	$57,990	$1,453

Counterparty netting and collateral posted						(1,407)
Carrying value of derivative contracts – Other liabilities						$46

As of March 31, 2017, we held collateral of $154 million which offset derivative assets, and posted collateral of $1,013 million which offset derivative liabilities.  We also held excess collateral of $5 million which we did not use to offset derivative assets, and we posted excess collateral of $5 million which we did not use to offset derivative liabilities.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years Ended March 31,
	2017	2016	2015
Interest expense on debt	$1,570	$1,308	$1,213
Interest income on derivatives	(18)	(7)	(67)
Interest expense on debt and derivatives, net	1,552	1,301	1,146

Loss on hedge accounting derivatives:
Interest rate swaps	-	-	19
Foreign currency swaps	11	-	122
Loss on hedge accounting derivatives	11	-	141
Less hedged item: change in fair value of fixed rate debt denominated in a foreign currency	(11)	(2)	(142)
Ineffectiveness related to hedge accounting derivatives	-	(2)	(1)

(Gain) loss on debt denominated in foreign currencies and U.S. dollar non-hedge accounting derivatives:
(Gain) loss on non-hedge accounting debt denominated in foreign currencies	(652)	503	(2,375)
Loss (gain) on non-hedge accounting foreign currency swaps	880	(573)	2,248
Gain on U.S. dollar non-hedge accounting interest rate swaps	(26)	(92)	(282)
Total interest expense	$1,754	$1,137	$736

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses on hedge accounting derivatives and debt denominated in foreign currencies exclude net interest settlements and changes in accruals.  Cash flows associated with hedge accounting, non-hedge accounting, and de-designated derivatives are reported in Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the years ended March 31, 2017, 2016 and 2015, as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	March 31,	March 31,
	2017	2016
Other assets:
Notes receivable from affiliates	$823	$1,177
Used vehicles held for sale	264	319
Income taxes receivable	-	31
Derivative assets	51	68
Other assets	906	622
Total other assets	$2,044	$2,217

Other liabilities:
Unearned insurance premiums and contract revenues	$2,154	$1,985
Accounts payable and accrued expenses	1,057	939
Deferred income	468	462
Income taxes payable	62	-
Derivative liabilities	46	7
Other liabilities	165	192
Total other liabilities	$3,952	$3,585

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Commercial paper	$26,632	$26,608	1.11%	0.60%
Unsecured notes and loans payable	57,282	52,863	1.91%	1.76%
Secured notes and loans payable	14,319	14,123	1.32%	0.91%
Total debt	$98,233	$93,594	1.60%	1.30%

The carrying value of our debt includes unamortized premiums, discounts and debt issuance costs of $307 million and $280 million as of March 31, 2017 and 2016, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $26.7 billion, $57.4 billion and $14.3 billion, respectively, as of March 31, 2017 and $26.6 billion, $53.0 billion and $14.1 billion, respectively, as of March 31, 2016.

As of March 31, 2017, our commercial paper had a weighted average remaining maturity of 97 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0 percent to 5.8 percent at March 31, 2017 and 0 percent to 9.4 percent at March 31, 2016.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  At March 31, 2017 and 2016, the carrying values of these foreign currency denominated unsecured notes and loans payable were $13.3 billion and $13.1 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Unsecured notes and loans payable include a carrying value adjustment, which represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased to $102 million at March 31, 2017 from $122 million at March 31, 2016 primarily as a result of a weaker U.S. dollar relative to certain other currencies in which our hedged debt is denominated.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 0.8 percent to 2.1 percent at March 31, 2017 and 0.5 percent to 1.7 percent at March 31, 2016.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below.  Actual repayment of secured debt will vary based on the repayment activity on the related pledged assets.

Future
Years ending March 31,	debt maturities
2018	$49,824
2019	16,037
2020	9,027
2021	6,613
2022	10,229
Thereafter	6,708
Unamortized discounts, costs and carrying value adjustment	(205)
Total debt	$98,233

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	March 31, 2017
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$856	$13,071	$12,865	$7	$11,017	$5
Investments in operating leases	211	6,502	4,888	80	3,302	1
Total	$1,067	$19,573	$17,753	$87	$14,319	$6

	March 31, 2016
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$853	$14,343	$14,130	$6	$12,434	$4
Investments in operating leases	136	3,364	2,504	78	1,689	1
Total	$989	$17,707	$16,634	$84	$14,123	$5

Restricted Cash shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,526 million and $1,264 million of securities retained by TMCC at March 31, 2017 and 2016, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

The transfers of the Securitized Assets to the special purpose entities in our securitizations are considered to be sales for legal purposes.  However, the Securitized Assets and the related debt remain on our Consolidated Balance Sheets.  We recognize financing revenue on the Securitized Assets and interest expense on the secured debt issued by the special purpose entities.  We also maintain an allowance for credit losses on the Securitized Assets to cover estimated probable credit losses using a methodology consistent with that used for our non-securitized asset portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets at March 31, 2017 and 2016 and revenues earned from these dealers during fiscal 2017, 2016 and 2015 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of March 31, 2017 and 2016 were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2017.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2017, TMCC had committed bank credit facilities totaling $5.4 billion, of which $2.7 billion and $2.7 billion mature in fiscal 2018 and 2020, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2017 and 2016. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Pension and Other Benefit Plans

We are a participating employer in certain retirement and post-employment health care, life insurance, and other benefits sponsored by TMNA, an affiliate.  In connection with TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility in Plano, Texas, the sponsorship of these benefits was transferred from TMS to TMNA in fiscal 2017.  Costs of each plan are generally allocated to us by TMNA based on relative payroll costs associated with participating or eligible employees at TMCC as compared to the plan as a whole.

Defined Benefit Plan

Prior to January 1, 2015, our employees were generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plan (the “Pension Plan”) commencing on the first day of the month following hire and were vested after 5 years of continuous employment.  Effective January 1, 2015, the Pension Plan was closed to employees first employed or reemployed on or after such date.

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were $5 million, $11 million and $4 million for fiscal 2017, 2016 and 2015, respectively.

Defined Contribution Plan

Employees meeting certain eligibility requirements, as defined in the plan documents, may participate in the Toyota Motor North America, Inc. Retirement Savings Plan.  Under this plan, eligible employees may elect to contribute between 1 percent and 30 percent of their eligible pre-tax compensation, subject to federal tax regulation limits.  We match 66 2/3 cents for each dollar the participant contributes, up to 6 percent of base pay.  Participants are vested 25 percent each year with respect to our contributions and are fully vested after four years. Generally, contributions are funded bi-weekly by payments to the plan’s administrator.  Certain employees hired on or after January 1, 2015, may be eligible to receive an additional Company contribution to the plan calculated based on their age and compensation.

TMCC employer contributions to the savings plan were $10 million, $8 million and $7 million for fiscal 2017, 2016 and 2015, respectively.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain health care and life insurance benefits to eligible retired employees.  In order to be eligible for these benefits, the employee must retire with at least ten years of service and in some cases be at least 55 years of age.

Other post-retirement benefit costs allocated to TMCC were $10 million, $13 million and $13 million for fiscal 2017, 2016 and 2015, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Income Tax Provision

The provision for income taxes consisted of the following:

	Years ended March 31,
	2017	2016	2015
Current
Federal	$136	$73	$(25)
State	2	(33)	(15)
Foreign	7	9	9
Total	145	49	(31)

Deferred
Federal	(9)	420	644
State	5	111	117
Foreign	1	-	(1)
Total	(3)	531	760
Provision for income taxes	$142	$580	$729

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2017	2016	2015
Provision for income taxes at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	3.6%	3.2%	3.2%
Other, net	(3.9)%	0.2%	(0.3)%
Effective tax rate	34.7%	38.4%	37.9%

The amounts in Other, net in the table above include benefits from fuel cell credits for fiscal 2017 and 2016, federal plug-in and electric vehicle credits for fiscal 2017, 2016, and 2015, and adjustments for the differences between the income tax accrued in the prior year as compared with the actual liability on the income tax returns as filed.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Income Tax Provision (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2017	2016
Liabilities:
Lease transactions	$7,647	$8,579
State taxes, net of federal tax benefit	640	642
Mark-to-market of investments in marketable securities and derivatives	267	316
Other	383	344
Deferred tax liabilities	$8,937	$9,881

Assets:
Provision for credit and residual value losses	593	431
Deferred costs and fees	306	292
Net operating loss and tax credit carryforwards	67	1,097
Other	66	67
Deferred tax assets	1,032	1,887
Valuation allowance	(21)	(22)
Net deferred tax assets	$1,011	$1,865
Net deferred income tax liability[1]	$7,926	$8,016

1  Balance includes deferred tax liabilities attributable to unrealized gains or losses included in accumulated other comprehensive income or loss, net of $15 million and $102 million at March 31, 2017 and 2016, respectively. The change in this deferred liability is not included in total deferred tax expense.

We have no deferred tax assets related to cumulative federal net operating loss carryforwards at March 31, 2017, compared to deferred tax assets related to our cumulative federal net operating loss carryforwards of $912 million available at March 31, 2016.  The federal net operating loss carryforwards were utilized based on our determination of taxable income for the year ended March 31, 2017.

We have deferred tax assets for state tax net operating loss carryforwards of $59 million and $67 million at March 31, 2017 and 2016, respectively.  The state tax net operating loss carryforwards will expire beginning in fiscal 2018 through fiscal 2036.  We have no deferred tax assets for federal and state alternative fuel vehicle credits at March 31, 2017, compared to deferred tax assets for federal and state alternative fuel vehicle credits of $99 million at March 31, 2016.

The deferred tax assets related to state tax net operating loss and capital loss carryforwards are reduced by a valuation allowance of $21 million at March 31, 2017.  The deferred tax assets related to state tax net operating loss carryforwards and state alternative minimum tax credits were reduced by a valuation allowance of $22 million at March 31, 2016.  The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.

On October 1, 2015, TMCC sold its commercial finance business to TICF. Pursuant to the sale agreement with TICF, TMCC recognized a taxable gain that resulted in current federal and state income tax expense of $89 million in fiscal 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Income Tax Provision (Continued)

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, U.S. taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2017 and 2016, these unremitted earnings totaled $220 million and $208 million, respectively.  Determination of the amount of the deferred tax liability is not practicable, and accordingly no estimate of the unrecorded deferred tax liability is provided.

Although there are no foreseeable events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

Our share of the income tax payable or receivable in those states where we filed consolidated or combined returns with TMNA and its subsidiaries was not significant at March 31, 2017 and 2016, respectively.  Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, Toyota Financial Savings Bank (“TFSB”), and Toyota Financial Services Securities USA Corporation, was not significant at March 31, 2017 and 2016, respectively.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.  Unrecognized tax benefits were not significant as of March 31, 2017, 2016 and 2015. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2017, 2016, and 2015, accrued interest was not significant and no penalties were accrued.

Tax-related Contingencies

As of March 31, 2017, we remain under IRS examination for fiscal 2017 and 2016. The IRS examination for fiscal 2015 was concluded in the second quarter of fiscal 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2017	2016
Commitments:
Credit facilities commitments with dealers	$1,199	$1,168
Minimum lease commitments	59	55
Total commitments	1,258	1,223
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,358	$1,323

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Total rental expense, including payments to affiliates, was $27 million, $25 million, and $26 million for fiscal 2017, 2016, and 2015, respectively.  Minimum lease commitments in the table above include $10 million and $16 million for facilities leases with affiliates at March 31, 2017 and 2016, respectively.  At March 31, 2017, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease, are as follows:

Future minimum
Years ending March 31,	lease payments
2018	$21
2019	14
2020	9
2021	5
2022	8
Thereafter	2
Total	$59

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Commitments and Contingencies (Continued)

We are in the process of moving our corporate headquarters from Torrance, California to Plano, Texas as part of TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility.   The relocation of our headquarters is expected to be substantially complete by the end of calendar year 2017.  We are currently leasing temporary offices in Plano, Texas in advance of the completion of construction on our new corporate headquarters, which will be leased from TMNA.  Relocation costs for employees and other relocation expenses are currently estimated to be approximately $124 million and are being expensed as incurred.  To date, the Company has incurred $62 million in relocation expenses.  The relocation costs incurred during the years ended March 31, 2017, 2016 and 2015 were $43 million, $15 million and $4 million, respectively.  We have not incurred significant lease termination costs as a result of our planned relocation.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2017 and 2016.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2017, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2017 and 2016, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Years Ended March 31,
	2017	2016	2015
Net financing revenues:
Manufacturers’ subvention and other revenues	$1,374	$1,315	$1,196
Credit support fees incurred	$(92)	$(91)	$(88)
Interest and other expenses	$(3)	$(4)	$(3)

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$149	$132	$129

Investments and other income, net:
Gain on sale of commercial finance business	$-	$197	$-
Interest and other income	$9	$8	$4

Expenses:
Shared services charges and other expenses	$48	$48	$64
Employee benefits expense	$25	$33	$24

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions (Continued)

	March 31,	March 31,
	2017	2016
Assets:
Finance receivables, net
Accounts receivable	$136	$120
Notes receivable under home loan programs	$2	$9
Deferred retail subvention income	$(967)	$(794)

Investments in operating leases, net
Investments in operating leases, net	$4	$3
Deferred lease subvention income	$(1,174)	$(1,057)

Other assets
Notes receivable	$823	$1,177
Other receivables, net	$202	$7

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$332	$278
Other payables, net	$74	$82
Notes payable	$13	$20

TMCC receives subvention payments from TMS which results in a gross monthly subvention receivable.  As of March 31, 2017 and 2016, the subvention receivable from TMS was $165 million and $127 million, respectively.  The subvention receivable is recorded in Other receivables, net in Other assets as of March 31, 2017.  We have a master netting agreement with TMS and TMNA, which allows us to net settle payments for shared services and subvention transactions.  Under this arrangement, we had a net payable to TMS and TMNA, which resulted in the subvention receivable being recorded in Other payables, net in Other liabilities as of March 31, 2016.

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

In addition, TMCC receives and provides financing support from TFSC and other affiliates in the form of promissory notes, conduit finance agreements and various loan and credit facility agreements.  Total financing support received and provided, along with the amounts currently outstanding under those agreements, is summarized below.  All foreign currency amounts have been translated at the exchange rates in effect as of March 31, 2017 and 2016.

Financing Support Provided by Parent and Affiliates:

			Amounts outstanding (USD) at
Affiliate	Financing available to TMCC		March 31, 2017	March 31, 2016

Toyota Credit Canada Inc.	CAD	1,500	$-	$-
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	-	-
Toyota Financial Services International Corporation	USD	200	5	12
Toyota Finance Australia Limited	USD	1,000	-	-
Toyota Financial Services Securities USA Corporation	USD	15	8	8
Total			$13	$20

Financing Support Provided to Parent and Affiliates:

			Amounts outstanding (USD) at
Affiliate	Financing made available by TMCC		March 31, 2017	March 31, 2016

Toyota Financial Savings Bank	USD	400	$-	$-
Toyota Credit Canada Inc.	CAD	2,500	-	220
Toyota Motor Finance (Netherlands) B.V.	Euro	1,000	407	619
Toyota Financial Services International Corporation	USD	200	-	-
Toyota Financial Services Mexico, S.A. de C.V.	USD	500	-	-
Banco Toyota do Brasil	USD	300	116	58
Toyota Finance Australia Limited	USD	1,000	300	280
Total			$823	$1,177

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

•

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines. At March 31, 2017 and 2016, there were $33 million and $37 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

Shared Service Arrangements with Affiliates

TMCC is subject to the following shared service agreements:

•

TMCC and TCPR incur costs under various shared service agreements with our affiliates.  Services provided by affiliates under the shared service agreements include marketing, technological, facilities, and administrative services, as well as services related to our funding and risk management activities and our bank and investor relationships.

•	TMCC provides various services to our financial services affiliates, including certain administrative, systems and operational support.
•

TMCC provides various services to TFSB, including marketing, administrative, systems, and operational support in exchange for TFSB making available certain financial products and services to TMCC’s customers and dealers meeting TFSB’s credit standards.  TMCC is party to a master netting agreement with TFSB, which allows TMCC to net settle payments for shared services between TMCC and TFSB.

•

TMCC is a party to expense reimbursement agreements with TFSB and TFSC related to costs incurred by TMCC or these affiliates on behalf of the other party in connection with TMCC’s provision of services to these affiliates or the provision by these affiliates of certain financial products and services to our customers and dealers in support of TMCC’s customer loyalty strategy and programs, and other brand and sales support.  TMCC is also party to an expense reimbursement agreement with TFSIC that reimbursed expenses incurred by TFSIC with respect to costs related to TFSB’s credit card rewards program.  TFSB sold its credit card rewards portfolio in October 2015 and no credit card reward program costs have been incurred after such date.

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

•

Subvention receivable represents amounts due from TMS and other affiliates in support of retail and lease subvention and other cash incentive programs offered by TMCC.  Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention and other revenues primarily represent the earned portion of such amounts.

•	Leases represent the investment in operating leases of vehicles leased to affiliates.
•

TMCC is a participating employer in certain retirement, postretirement health care and life insurance benefits, previously sponsored by TMS.  In connection with TMC’s planned consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility in Plano, Texas, the sponsorship of these benefits was transferred from TMS to TMNA in fiscal 2017.  Refer to Note 12 – Pension and Other Benefit Plans for additional information.  TMCC also participates in share-based compensation plans sponsored by TMC.

•

Affiliate insurance premiums and contract revenues primarily represent revenues from TMIS for administrative services and various types of coverage provided to TMS and affiliates.  This includes contractual indemnity coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles and related administrative services for TMS’ certified pre-owned vehicle program and umbrella liability policy.  TMIS provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.  Up until April 30, 2016, TMIS also provided property deductible reimbursement insurance to TMS and affiliates covering losses incurred under their primary policy.

•

On October 1, 2015, we completed the sale of our commercial finance business to TICF.  As part of this transaction, we entered into an Expense Reimbursement Agreement with TICF relating to certain expenses incurred by TMCC and a Transition Services Agreement relating to certain post-close services to be provided by TMCC to TICF.  The transition services were completed as of March 31, 2017.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 16 – Segment Information

Our reportable segments are finance and insurance operations.  Finance operations include retail, leasing, and dealer financing provided to authorized dealers and their customers in the U.S. and Puerto Rico.  Insurance operations are performed by TMIS and its subsidiaries.  The principal activities of TMIS include marketing, underwriting, and claims administration for products that cover certain risks of dealers and their customers in the U.S.  The segment information presented below includes allocated corporate expenses for the respective segments.  The accounting policies of the operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Financial information for our reportable operating segments is summarized as follows:

	Year ended March 31, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$10,046	$-	$-	$10,046
Insurance earned premiums and contract revenues	-	804	-	804
Investment and other income, net	96	79	(5)	170
Realized gains (losses), net on investments in marketable securities	241	(15)	-	226
Total gross revenues	10,383	868	(5)	11,246

Less:
Depreciation on operating leases	6,853	-	-	6,853
Interest expense	1,759	-	(5)	1,754
Provision for credit losses	582	-	-	582
Operating and administrative expenses	979	298	-	1,277
Insurance losses and loss adjustment expenses	-	371	-	371
Provision for income taxes	67	75	-	142
Net income	$143	$124	$-	$267

Total assets	$116,242	$4,476	$(1,083)	$119,635

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 16 – Segment Information (Continued)

	Year ended March 31, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$9,403	$-	$-	$9,403
Insurance earned premiums and contract revenues	-	719	-	719
Investment and other income, net	59	99	-	158
Realized gains (losses), net on investments in marketable securities	40	(34)	-	6
Gain on sale of commercial finance business	197	-	-	197
Total gross revenues	9,699	784	-	10,483

Less:
Depreciation on operating leases	5,914	-	-	5,914
Interest expense	1,137	-	-	1,137
Provision for credit losses	441	-	-	441
Operating and administrative expenses	909	252	-	1,161
Insurance losses and loss adjustment expenses	-	318	-	318
Provision for income taxes	501	79	-	580
Net income	$797	$135	$-	$932

Total assets	$111,496	$4,161	$(1,065)	$114,592

	Year ended March 31, 2015
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$8,310	$-	$-	$8,310
Insurance earned premiums and contract revenues	-	638	-	638
Investment and other income, net	49	75	-	124
Realized gains, net on investments in marketable securities	40	30	-	70
Total gross revenues	8,399	743	-	9,142

Less:
Depreciation on operating leases	4,857	-	-	4,857
Interest expense	736	-	-	736
Provision for credit losses	308	-	-	308
Operating and administrative expenses	825	221	-	1,046
Insurance losses and loss adjustment expenses	-	269	-	269
Provision for income taxes	635	94	-	729
Net income	$1,038	$159	$-	$1,197

Total assets	$106,531	$3,891	$(919)	$109,503

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 17 – Selected Quarterly Financial Data

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended March 31, 2017:
Financing revenues:
Operating lease	$1,891	$1,925	$1,946	$1,958
Retail	456	459	468	467
Dealer	111	112	123	130
Total financing revenues	2,458	2,496	2,537	2,555
Depreciation on operating leases	1,589	1,683	1,722	1,859
Interest expense	307	297	701	449
Net financing revenues	562	516	114	247

Insurance earned premiums and contract revenues	193	199	202	210
Investment and other income, net	39	42	52	37
Realized gains (losses), net on investments in marketable securities	13	70	157	(14)
Net financing revenues and other revenues	807	827	525	480

Expenses:
Provision for credit losses	52	161	183	186
Operating and administrative	279	317	325	356
Insurance losses and loss adjustment expenses	89	91	92	99
Total expenses	420	569	600	641

Income (loss) before income taxes	387	258	(75)	(161)
Provision (benefit) for income taxes	146	95	(29)	(70)
Net income (loss)	$241	$163	$(46)	$(91)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 17 – Selected Quarterly Financial Data (Continued)

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended March 31, 2016:
Financing revenues:
Operating lease	$1,696	$1,789	$1,795	$1,861
Retail	457	465	484	453
Dealer	102	99	97	105
Total financing revenues	2,255	2,353	2,376	2,419
Depreciation on operating leases	1,360	1,446	1,503	1,605
Interest expense	508	203	277	149
Net financing revenues	387	704	596	665

Insurance earned premiums and contract revenues	174	178	181	186
Gain on sale of commercial finance business	-	-	197	-
Investment and other income, net	27	35	67	29
Realized gains (losses), net on investments in marketable securities	11	(21)	-	16
Net financing revenues and other revenues	599	896	1,041	896

Expenses:
Provision for credit losses	45	105	128	163
Operating and administrative	270	287	288	316
Insurance losses and loss adjustment expenses	79	78	73	88
Total expenses	394	470	489	567

Income before income taxes	205	426	552	329
Provision for income taxes	70	161	210	139
Net income	$135	$265	$342	$190

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and regulations of the SEC.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer (the principal executive officer and principal financial officer) and Chief Accounting Officer (the principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act.  Based on this evaluation, our CEO and CAO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Management conducted, under the supervision of our CEO and CAO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2017.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of May 31, 2017.

Name	Age	Position
Michael Groff	62	Director, President and Chief Executive Officer, TMCC; Regional Chief Executive Officer, Americas, TFSIC

Toshiaki Kawai	55	Director and Treasurer, TMCC; Officer, Management Office and Treasurer, TFSIC

Ron Chu	59	Group Vice President and Chief Accounting Officer, TMCC; Officer, Tax, TFSIC

Riki Inuzuka	58	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Managing Officer and Chief Officer, Sales Finance Business Group, TMC

James E. Lentz III	61	Director, TMCC; Director, President and Chief Operating Officer, TMNA; Senior Managing Officer, TMC

Mark Templin	56

Director and Chairman, TMCC;

Director, President and Chief Operating Officer, TFSIC;

Director and Chief Marketing Officer, TFSC;

Managing Officer and

Deputy Chief Officer, Sales Finance Business Group, TMC

All directors of TMCC are elected annually and hold office until their successors are elected and qualified.  Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Groff was named President and Chief Executive Officer of TMCC in October 2013 and has served as a Director of TMCC since January 2013.  Mr. Groff was named Regional Chief Executive Officer, Americas of TFSIC in April 2016.  He previously held the positions of President and Chief Executive Officer of TFSIC from June 2015 to April 2016 and served as a Director of TFSIC from October 2013 to April 2016.  From October 2013 to June 2015, Mr. Groff also served as a Director of TFSC.   From January 2013 to October 2013, he served as Senior Vice President, Sales, Product and Marketing of TMCC.  From 2008 to January 2013, he served as Group Vice President, Sales, Marketing and Product Development.  Mr. Groff has been employed with TMCC in various positions since 1983.

Mr. Kawai was named Director and Treasurer of TMCC in January 2014.  He also previously held the position of Executive Vice President of TMCC from January 2014 to July 2016.  Mr. Kawai was named Officer, Management Office and Treasurer of TFSIC in January 2017.   He previously held the positions of Chief Officer Management Office and Chief Financial Officer of TFSIC from July 2016 to January 2017, Executive Vice President and Chief Financial Officer of TFSIC from April 2016 to July 2016, and Director, Executive Vice President and Treasurer of TFSIC from January 2014 to April 2016.  From January 2013 to December 2013, Mr. Kawai served as Senior Vice President, Corporate Planning Group, Planning and Accounting Team of TFSC and, from January 2013 to June 2013, he also served as Senior Vice President, General Administration Group of TFSC. From January 2008 to December 2012, Mr. Kawai served as Group Vice President of TFSC and, from February 2002 to December 2007, he served as Vice President of TFSC.  Mr. Kawai first joined TMC in 1998.

Mr. Chu was named Group Vice President and Chief Accounting Officer of TMCC in January 2017.  He previously served as Vice President, Accounting & Tax of TMCC from June 2010 to January 2017.  Mr. Chu was named Officer, Tax of TFSIC in January 2017 and previously served as Vice President, Tax of TFSIC from April 2011 to January 2017.  From September 2007 to June 2010, Mr. Chu served as Corporate Manager, Tax.  Mr. Chu joined TMCC in March 2002 as National Manager, Tax.  Prior to joining TMCC, he served as Director of Tax for Asia Global Crossing and Senior Manager for KPMG, LLP, in Los Angeles.  Mr. Chu is a Certified Public Accountant licensed in California.

Mr. Inuzuka was named Director of TMCC in September 2015. In June 2015, Mr. Inuzuka was named Director of TFSIC and, in April 2016, he was also named Chairman and Chief Executive Officer of TFSIC.  In April 2015, Mr. Inuzuka became an Advisor to TFSC and in May 2015 was named Director, President and Chief Executive Officer of TFSC.  Mr. Inuzuka has also served as a Managing Officer of TMC since April 2011, and in April 2016, he was also named Chief Officer, Sales Finance Business Group of TMC. From January 2004 to March 2011, Mr. Inuzuka served as General Manager of TMC.  Mr. Inuzuka first joined Toyota Motor Co., Ltd. (currently TMC) in April 1982.

Mr. Lentz was named Director of TMCC in June 2006.  He was named Director, President and Chief Operating Officer of TMNA in April 2013.  Mr. Lentz has also served as a Senior Managing Officer of TMC since April 2013.  Prior to this, he held the position of Managing Officer of TMC from June 2008 to April 2013.  Mr. Lentz served as President and Chief Executive Officer of TMS from April 2012 until March 2013 after having served as President and Chief Operating Officer of TMS since November 2007.  Prior to his promotion to President of TMS, he served as Executive Vice President of TMS from July 2006 to November 2007.  He also served as a Director of TMS from June 2006 to April 2017.  Prior to this, Mr. Lentz held the following positions at TMS: Group Vice President - Toyota Division from April 2005 to July 2006, Group Vice President Marketing from April 2004 to April 2005 and Vice President Marketing from December 2002 to March 2004.  In addition, from 2001 to 2002, Mr. Lentz was the Vice President of Scion.  From 2000 to 2001, Mr. Lentz was the Vice President and General Manager of the Los Angeles Region.  Mr. Lentz first joined TMS in 1982.

Mr. Templin was named Director and Chairman of TMCC in May 2016.  Mr. Templin was named Director, President and Chief Operating Officer of TFSIC and Director and Chief Marketing Officer of TFSC in April 2016.  Mr. Templin has also served as a Managing Officer of TMC since April 2013, and in April 2016, he was also named Deputy Chief Officer of TMC’s Sales Finance Business Group.  From April 2013 to April 2016, Mr. Templin served as Executive Vice President of TMC’s Lexus International Company, and from April 2012 to March 2013, Mr. Templin also served as General Manager of TMC’s Lexus Planning Division.  From October 2007 to March 2016, he served as Group Vice President and General Manager of TMS’s Lexus Division.  Mr. Templin first joined TMS in January 1990.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2017	2016
Audit fees	$9,714	$8,960
Audit related fees	64	113
Tax fees	549	494
All other fees	413	591
Total fees	$10,740	$10,158

Audit fees include the audits of our consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, and providing comfort letters, consents and other attestation reports in connection with our funding transactions.

Audit related fees primarily include procedures related to funding programs.

Tax fees primarily include tax reporting software license fees, tax planning services, assistance in connection with tax audits, and tax compliance system license fees.

Other fees include industry research, information technology risk and process assessment review, and translation services performed in connection with our funding transactions.

Auditor Fees Pre-approval Policy

The Audit Committee charter requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2017 and 2016 were pre-approved by the Audit Committee.

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

See Exhibit Index on page 139.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 1, 2017	By /s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Groff Michael Groff	Director, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	June 1, 2017

/s/ Toshiaki Kawai Toshiaki Kawai	Director and Treasurer	June 1, 2017

/s/ Ron Chu Ron Chu	Group Vice President, and Chief Accounting Officer (Principal Accounting Officer)	June 1, 2017

____________ Riki Inuzuka	Director	June 1, 2017

/s/ James E. Lentz III James E. Lentz III	Director	June 1, 2017

____________ Mark Templin	Director and Chairman	June 1, 2017

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2(a)	Amended and Restated Agency Agreement, dated September 9, 2016, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon	(7)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, Commission File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 9, 2016, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(b)	Amended and Restated Note Agency Agreement dated September 9, 2016, among Toyota Motor Credit Corporation, The Bank of New York Mellon (Luxembourg) S.A. and The Bank of New York Mellon, acting through its London Branch	(8)

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(10)

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

10.1

364 Day Credit Agreement, dated as of November 15, 2016, among Toyota Motor Credit Corporation (“TMCC”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit de Puerto Rico Corp. (“TCPR”), Toyota Credit Canada Inc. (“TCCI”), Toyota Kreditbank GMBH (“TKG”) and Toyota Finance Australia Limited (“TFA”), as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp. (“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”), as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”) and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.

		(11)

(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated September 9, 2016, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated November 15, 2016, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.2	Three Year Credit Agreement, dated as of November 15, 2016, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.	(12)

10.3	Five Year Credit Agreement, dated as of November 15, 2016, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU, as Syndication Agents.	(13)

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC.	(14)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC.	(15)

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS.	(16)

10.7	Shared Services Agreement dated October 1, 2000 between TMCC and TMS.	(17)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC.	(18)

(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated November 15, 2016, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated November 15, 2016, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.9 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.11 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.13(a) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC.	(19)

10.8(c)	Amendment No. 2 dated as of September 7, 2012 to the Credit Support Fee Agreement dated as of March 30, 2001, as amended on June 17, 2005.	(20)

10.9	Form of Indemnification Agreement between TMCC and its directors and officers.	(21)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief accounting Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

99.1	Consent Order pursuant to the Equal Credit Opportunity Act, dated February 2, 2016, between Toyota Motor Credit Corporation and the U.S. Department of Justice.	(22)

99.2	Consent Order pursuant to the Equal Credit Opportunity Act and the Consumer Financial Protection Act of 2010, dated February 2, 2016, between Toyota Motor Credit Corporation and the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated February 2, 2016, by Toyota Motor Credit Corporation.	(23)

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith

(19)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K date September 7, 2012, Commission File No. 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.
(22)	Incorporated herein by reference to Exhibit 99.2 filed with our Current Report on Form 8-K dated February 2, 2016, Commission File No. 1-9961.
(23)	Incorporated herein by reference to Exhibit 99.3 filed with our Current Report on Form 8-K dated February 2, 2016, Commission File No. 1-9961.