Form 10-Q
period 2017-06-30
TOYOTA MOTOR CREDIT CORP
filed 2017-08-07
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2017, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Financing revenues:
Operating lease	$1,981	$1,891
Retail	474	456
Dealer	143	111
Total financing revenues	2,598	2,458
Depreciation on operating leases	1,681	1,589
Interest expense	448	307
Net financing revenues	469	562

Insurance earned premiums and contract revenues	216	193
Investment and other income, net	47	39
Realized gains, net on investments in marketable securities	41	13
Net financing revenues and other revenues	773	807

Expenses:
Provision for credit losses	85	52
Operating and administrative	313	279
Insurance losses and loss adjustment expenses	114	89
Total expenses	512	420

Income before income taxes	261	387
Provision for income taxes	96	146

Net income	$165	$241

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)
(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Net income	$165	$241
Other comprehensive (loss) income, net of tax:
Net unrealized gains on available-for-sale marketable securities [net of tax provision of ($10) and ($22), respectively]	17	36
Reclassification adjustment for net gains on available-for-sale marketable securities included in realized gains, net on investments in marketable securities [net of tax provision of $16 and $5, respectively]	(25)	(8)
Other comprehensive (loss) income	(8)	28
Comprehensive income	$157	$269

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)
(Unaudited)

	June 30,	March 31,
	2017	2017
ASSETS
Cash and cash equivalents	$3,521	$4,198
Restricted cash	1,011	1,087
Investments in marketable securities	6,678	5,692
Finance receivables, net	68,771	68,462
Investments in operating leases, net	38,361	38,152
Other assets	2,187	2,044
Total assets	$120,529	$119,635

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$98,776	$98,233
Deferred income taxes	8,117	7,926
Other liabilities	3,955	3,952
Total liabilities	110,848	110,111

Commitments and contingencies (Refer to Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2017 and March 31, 2017	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	17	25
Retained earnings	8,747	8,582
Total shareholder's equity	9,681	9,524
Total liabilities and shareholder's equity	$120,529	$119,635

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 10).

	June 30,	March 31,
	2017	2017
ASSETS
Finance receivables, net	$12,494	$12,865
Investments in operating leases, net	4,956	4,888
Other assets	100	87
Total assets	$17,550	$17,840

LIABILITIES
Debt	$13,813	$14,319
Other liabilities	6	6
Total liabilities	$13,819	$14,325

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total

Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

Net income	-	-	-	241	241
Other comprehensive income, net of tax	-	-	28	-	28
Balance at June 30, 2016	$915	$2	$193	$8,556	$9,666

Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Net income	-	-	-	165	165
Other comprehensive loss, net of tax	-	-	(8)	-	(8)
Balance at June 30, 2017	$915	$2	$17	$8,747	$9,681

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$165	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,696	1,604
Recognition of deferred income	(469)	(440)
Provision for credit losses	85	52
Amortization of deferred costs	155	157
Foreign currency and other adjustments to the carrying value of debt, net	708	(163)
Net realized gains from sales on available-for-sale securities	(41)	(13)
Net change in:
Restricted cash	76	54
Derivative assets	(10)	19
Other assets (Note 8) and accrued interest	(81)	(36)
Deferred income taxes	197	137
Derivative liabilities	(32)	13
Other liabilities	27	106
Net cash provided by operating activities	2,476	1,731

Cash flows from investing activities:
Purchase of investments in marketable securities	(3,633)	(1,469)
Proceeds from sales of investments in marketable securities	1,192	116
Proceeds from maturities of investments in marketable securities	1,478	859
Acquisition of finance receivables	(5,998)	(5,898)
Collection of finance receivables	6,024	6,077
Net change in wholesale and certain working capital receivables	(327)	(30)
Acquisition of investments in operating leases	(4,211)	(4,754)
Disposals of investments in operating leases	2,479	2,695
Net change in financing support provided to affiliates	4	554
Cash equivalents (restricted) to acquire finance receivables and investment in operating leases, net	-	(865)
Other, net	(9)	(13)
Net cash used in investing activities	(3,001)	(2,728)

Cash flows from financing activities:
Proceeds from issuance of debt	5,844	8,625
Payments on debt	(5,886)	(7,669)
Net change in commercial paper	(121)	818
Net change in financing support provided by affiliates	11	1
Net cash (used in) provided by financing activities	(152)	1,775
Net (decrease) increase in cash and cash equivalents	(677)	778
Cash and cash equivalents at the beginning of the period	4,198	2,701
Cash and cash equivalents at the end of the period	$3,521	$3,479
Supplemental disclosures:
Interest paid, net	$444	$347
Income taxes paid, net	$3	$9

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three months ended June 30, 2017 and 2016 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2017 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2018 (“fiscal 2018”).

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2017 (“fiscal 2017”), which was filed with the Securities and Exchange Commission on June 1, 2017.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Related party transactions are disclosed in Note 14 – Related Party Transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  In August 2015, the FASB issued a one-year deferral of the effective date, with early adoption as of the original effective date permitted.  The FASB also subsequently issued guidance amending and clarifying various aspects of the new revenue recognition standard.  We plan to adopt the new revenue guidance effective April 1, 2018 with a cumulative-effect adjustment to the current period opening balance of retained earnings.  We do not expect the adoption of this standard to have a material impact on our operating lease, retail and dealer financing revenues as the majority of those revenues are outside the scope of the standard.  However, certain products within our insurance operations fall within the scope of this guidance.  Based on our evaluation of contracts related to those products, we expect the application of this guidance will result in changes to both the timing of recognition and the classification of revenues and expenses.  While our assessment is not complete, we do not expect these changes to have a material impact on our income before taxes.  We continue to assess the impact of this guidance on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard.  The new leasing standard represents a wholesale change to lease accounting for lessees. Upon adoption, we expect to recognize lease liabilities and right-of-use assets (at their present value) in our Consolidated Balance Sheets related to predominantly all of the future minimum lease payments as disclosed in Note 12 – Commitments and Contingencies.  This accounting guidance is effective for us on April 1, 2019.  We continue to evaluate the other potential impacts of this guidance on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued new guidance that introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  We expect this new guidance will result in an increase in our allowance for credit losses; the magnitude of which is under evaluation.  This accounting guidance is effective for us on April 1, 2020.  We are currently evaluating the other potential impacts of this guidance on our consolidated financial statements.

In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in the classification of certain items in the statement of cash flows. This accounting guidance is effective for us on April 1, 2018.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued new guidance that clarifies how restricted cash and cash equivalents should be classified and presented in the statement of cash flows and requires new disclosures related to restricted cash and cash equivalents.  This guidance was intended to reduce diversity in practice in the classification of restricted cash and cash equivalents on the statement of cash flows.  This accounting guidance is effective for us on April 1, 2018 at which time we will no longer report the change in restricted cash and cash equivalents in the operating or investing sections in our Consolidated Statements of Cash Flows, and cash and cash equivalents at the beginning and end of the period will include restricted cash and cash equivalents.  These changes will be applied using a retrospective transition method to each period presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Recently Adopted Accounting Guidance

In April 2017, we adopted new FASB accounting guidance which clarifies that a change in the counterparty to a designated derivative hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2017, we adopted new FASB accounting guidance which clarifies whether an embedded contingent put or call option is clearly and closely related to the debt host when bifurcating an embedded derivative.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2017, we adopted new FASB accounting guidance that further amends the analysis a reporting entity must perform to determine whether it should consolidate certain legal entities.  The guidance specifically addresses interests held through related parties that are under common control.  The adoption of this guidance did not change our consolidation conclusions and therefore did not have an impact on our consolidated financial statements.

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

	June 30, 2017
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$263	$1,163	$-	$-	$1,426
Certificates of deposit	-	1,375	-	-	1,375
Commercial paper	-	3	-	-	3
Cash equivalents total	263	2,541	-	-	2,804
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	1,754	35	-	-	1,789
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	2,199	-	-	2,199
Corporate debt securities	181	197	8	-	386
Mortgage-backed securities:
U.S. government agency	-	44	-	-	44
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	41	-	41
Asset-backed securities	-	-	35	-	35
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value	-	-	-	-	659
Total return bond funds	1,512	-	-	-	1,512
Available-for-sale securities total	3,447	2,486	86	-	6,678
Derivative assets:
Interest rate swaps	-	491	12	-	503
Interest rate floors	-	2	-	-	2
Foreign currency swaps	-	276	-	-	276
Counterparty netting and collateral	-	-	-	(720)	(720)
Derivative assets total	-	769	12	(720)	61
Assets at fair value	3,710	5,796	98	(720)	9,543
Derivative liabilities:
Interest rate swaps	-	(271)	-	-	(271)
Foreign currency swaps	-	(598)	-	-	(598)
Counterparty netting and collateral	-	-	-	855	855
Liabilities at fair value	-	(869)	-	855	(14)
Net assets at fair value	$3,710	$4,927	$98	$135	$9,529

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three months ended June 30, 2017 and 2016 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30, 2017
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
Total gains (losses)
Included in earnings	-	-	-	-	-	13	7	20	20
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	5	11	16	-	-	-	16
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(7)	(8)	4	55	59	51
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	(2)	-	-	-	(2)	-	-	-	(2)
Fair value, June 30, 2017	$-	$8	$43	$35	$86	$12	$-	$12	$98
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$13	$-	13	13

	Three Months Ended June 30, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
Total gains (losses)
Included in earnings	-	-	-	-	-	20	(24)	(4)	(4)
Included in other comprehensive income	-	-	1	-	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	-	2	2	-	-	-	2
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(4)	(5)	3	(4)	(1)	(6)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, June 30, 2016	$2	$7	$45	$35	$89	$62	$(42)	$20	$109
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$20	$(24)	$(4)	$(4)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2017 and March 31, 2017.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three months ended June 30, 2017 and as of and for the year ended March 31, 2017.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	June 30, 2017
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,623	$-	$-	$50,644	$50,644
Wholesale	11,082	-	-	11,139	11,139
Real estate	4,653	-	-	4,599	4,599
Working capital	2,260	-	-	2,280	2,280

Financial liabilities
Commercial paper	$26,498	$-	$26,498	$-	$26,498
Unsecured notes and loans payable	58,465	-	57,402	2,063	59,465
Secured notes and loans payable	13,813	-	-	13,832	13,832

	March 31, 2017
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,682	$-	$-	$50,733	$50,733
Wholesale	10,819	-	-	10,881	10,881
Real estate	4,602	-	-	4,459	4,459
Working capital	2,218	-	-	2,222	2,222

Financial liabilities
Commercial paper	$26,632	$-	$26,632	$-	$26,632
Unsecured notes and loans payable	57,282	-	55,838	2,385	58,223
Secured notes and loans payable	14,319	-	-	14,322	14,322

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $148 million and $136 million at June 30, 2017 and March 31, 2017, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	June 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$1,795	$1	$(7)	$1,789
Municipal debt securities	10	1	-	11
Certificates of deposit	2,200	-	(1)	2,199
Corporate debt securities	382	4	-	386
Mortgage-backed securities:
U.S. government agency	43	1	-	44
Non-agency residential	2	-	-	2
Non-agency commercial	41	-	-	41
Asset-backed securities	35	-	-	35
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	24	-	-	24
U.S. government sector fund	161	4	-	165
Municipal sector fund	7	-	-	7
Investment grade corporate sector fund	94	1	-	95
High-yield sector fund	30	2	-	32
Real return sector fund	36	1	-	37
Mortgage sector fund	145	2	-	147
Asset-backed securities sector fund	56	1	-	57
Emerging market sector fund	38	3	-	41
International sector fund	54	-	-	54
Total return bond funds	1,499	14	(1)	1,512
Total investments in marketable securities	$6,652	$35	$(9)	$6,678

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of June 30, 2017 and March 31, 2017.

Realized Gains and Losses on Securities

The following table represents realized gains and losses on our available-for-sale securities presented in our Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2017	2016
Available-for-sale securities:
Realized gains on sales	$42	$13
Realized losses on sales	$(1)	$-

Contractual Maturities

The amortized cost, fair value, and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2017
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$3,351	$3,349
Due after 1 year through 5 years	814	813
Due after 5 years through 10 years	135	135
Due after 10 years	87	88
Mortgage-backed and asset-backed securities[1]	121	122
Total	$4,508	$4,507

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

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

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2017	2017
Retail receivables	$38,683	$38,338
Securitized retail receivables	12,692	13,071
Dealer financing	18,275	17,899
	69,650	69,308

Deferred origination (fees) and costs, net	639	644
Deferred income	(1,065)	(1,023)
Allowance for credit losses
Retail and securitized retail receivables	(322)	(344)
Dealer financing	(131)	(123)
Total allowance for credit losses	(453)	(467)
Finance receivables, net	$68,771	$68,462

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	June 30,	March 31,
	2017	2017
Aging of finance receivables:
Current	$50,514	$50,631
30-59 days past due	632	586
60-89 days past due	171	129
90 days or greater past due	58	63
Total	$51,375	$51,409

	Wholesale		Real Estate		Working Capital
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2017	2017	2017	2017	2017	2017
Credit quality indicators:
Performing	$9,943	$9,592	$4,092	$4,010	$2,129	$2,082
Credit Watch	1,153	1,269	580	613	136	143
At Risk	67	12	55	45	22	5
Default	58	78	35	45	5	5
Total	$11,221	$10,951	$4,762	$4,713	$2,292	$2,235

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2017	2017	2017	2017	2017	2017

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$126	$93	$126	$93	$12	$12
Real estate	93	94	93	94	12	12
Working capital	46	31	46	31	23	9
Total	$265	$218	$265	$218	$47	$33

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$134	$134	$134	$134
Real estate	95	105	95	105
Working capital	-	-	-	-
Total	$229	$239	$229	$239

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$225	$220	$222	$217
Total	$225	$220	$222	$217

Total impaired account balances:
Retail loan	$225	$220	$222	$217
Wholesale	260	227	260	227
Real estate	188	199	188	199
Working capital	46	31	46	31
Total	$719	$677	$716	$674

As of June 30, 2017 and March 31, 2017, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $274 million and $251 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of June 30, 2017 and March 31, 2017, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 6 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$109	$69	$1	$-
Real estate	94	105	1	1
Working capital	39	35	-	-
Total	$242	$209	$2	$1

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$134	$189	$1	$2
Real estate	100	103	1	1
Working capital	-	2	-	-
Total	$234	$294	$2	$3

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$222	$226	$4	$4
Total	$222	$226	$4	$4

Total impaired account balances:
Retail loan	$222	$226	$4	$4
Wholesale	243	258	2	2
Real estate	194	208	2	2
Working capital	39	37	-	-
Total	$698	$729	$8	$8

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  Interest income recognized using a cash-basis method of accounting during the three months ended June 30, 2017 and 2016 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2017 and 2016 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three months ended June 30, 2017 and 2016.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2017 and 2016, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three months ended June 30, 2017 and 2016, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2017	2017
Investments in operating leases	$42,261	$41,874
Securitized investments in operating leases	6,674	6,502
	48,935	48,376
Deferred origination (fees) and costs, net	(206)	(201)
Deferred income	(1,291)	(1,196)
Accumulated depreciation	(8,919)	(8,672)
Allowance for credit losses	(158)	(155)
Investments in operating leases, net	$38,361	$38,152

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended
	June 30,
	2017	2016
Allowance for credit losses at beginning of period	$622	$535
Provision for credit losses	85	52
Charge-offs, net of recoveries	(96)	(98)
Allowance for credit losses at end of period	$611	$489

Charge-offs are shown net of recoveries of $23 million and $20 million for the three months ended June 30, 2017 and 2016, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Three Months Ended June 30, 2017
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2017	$344	$123	$467
Charge-offs	(79)	-	(79)
Recoveries	13	-	13
Provisions	44	8	52
Ending balance, June 30, 2017	$322	$131	$453

Allowance for Credit Losses:
Ending balance: Individually evaluated for impairment	$-	$47	$47
Ending balance: Collectively evaluated for impairment	$322	$84	$406

Finance Receivables:
Ending balance, June 30, 2017	$51,375	$18,275	$69,650
Ending balance: Individually evaluated for impairment	$-	$494	$494
Ending balance: Collectively evaluated for impairment	$51,375	$17,781	$69,156

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $225 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of June 30, 2017, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2017 includes $1,056 million in finance receivables that are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”), and $173 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

	Three Months Ended June 30, 2016
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2016	$289	$132	$421
Charge-offs	(82)	-	(82)
Recoveries	13	-	13
Provisions	58	(44)	14
Ending balance, June 30, 2016	$278	$88	$366

Allowance for Credit Losses:
Ending balance: Individually evaluated for impairment	$-	$30	$30
Ending balance: Collectively evaluated for impairment	$278	$58	$336

Finance Receivables:
Ending balance, June 30, 2016	$50,148	$15,940	$66,088
Ending balance: Individually evaluated for impairment	$-	$467	$467
Ending balance: Collectively evaluated for impairment	$50,148	$15,473	$65,621

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $225 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of June 30, 2016, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2016 includes $1,025 million in finance receivables that are guaranteed by TMS, and $142 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	June 30,	March 31,
	2017	2017
Aggregate balances 60 or more days past due
Finance receivables	$229	$192
Investments in operating leases	104	95
Total	$333	$287

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	June 30, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$632	$171	$58	$861	$50,514	$51,375	$42
Wholesale	-	-	-	-	11,221	11,221	-
Real estate	-	-	-	-	4,762	4,762	-
Working capital	-	-	-	-	2,292	2,292	-
Total	$632	$171	$58	$861	$68,789	$69,650	$42

	March 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$586	$129	$63	$778	$50,631	$51,409	$41
Wholesale	-	-	-	-	10,951	10,951	-
Real estate	-	-	-	-	4,713	4,713	-
Working capital	3	-	-	3	2,232	2,235	-
Total	$589	$129	$63	$781	$68,527	$69,308	$41

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of June 30, 2017, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all of our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2017 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	June 30, 2017
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$66,469	$503	$66,469	$503
Interest rate floors	-	-	1,673	2	1,673	2
Foreign currency swaps	271	25	5,029	251	5,300	276
Total	$271	$25	$73,171	$756	$73,442	$781

Counterparty netting and collateral held						(720)
Carrying value of derivative contracts – Other assets						$61

Other liabilities:
Interest rate swaps	$-	$-	$42,817	$271	$42,817	$271
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	93	2	8,792	596	8,885	598
Total	$93	$2	$51,639	$867	$51,732	$869

Counterparty netting and collateral posted						(855)
Carrying value of derivative contracts – Other liabilities						$14

As of June 30, 2017, we held collateral of $258 million, which offset derivative assets, and posted collateral of $393 million, which offset derivative liabilities.  We also held excess collateral of $20 million, which we did not use to offset derivative assets, and we posted excess collateral of $5 million which we did not use to offset derivative liabilities.

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2017	2016
Interest expense on debt	$467	$359
Interest income on derivatives	(16)	(2)
Interest expense on debt and derivatives, net	451	357

Loss (gain) on hedge accounting derivatives:
Foreign currency swaps	7	(33)
Loss (gain) on hedge accounting derivatives	7	(33)
Less hedged item: change in fair value of fixed rate debt denominated in a foreign currency	(7)	33
Ineffectiveness related to hedge accounting derivatives	-	-

Loss (gain) on debt denominated in foreign currencies and U.S. dollar non-hedge accounting derivatives:
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	650	(218)
(Gain) loss on non-hedge accounting foreign currency swaps	(650)	188
Gain on U.S. dollar non-hedge accounting interest rate swaps	(3)	(20)
Total interest expense	$448	$307

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

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the three months ended June 30, 2017 and 2016 as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	June 30,	March 31,
	2017	2017
Other assets:
Notes receivable from affiliates	$818	$823
Used vehicles held for sale	292	264
Income taxes receivable	43	-
Derivative assets	61	51
Other assets	973	906
Total other assets	$2,187	$2,044

Other liabilities:
Unearned insurance premiums and contract revenues	$2,188	$2,154
Accounts payable and accrued expenses	1,085	1,057
Deferred income	479	468
Income taxes payable	-	62
Derivative liabilities	14	46
Other liabilities	189	165
Total other liabilities	$3,955	$3,952

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	June 30,	March 31,	June 30,	March 31,
	2017	2017	2017	2017
Commercial paper	$26,498	$26,632	1.18%	1.11%
Unsecured notes and loans payable	58,465	57,282	1.94%	1.91%
Secured notes and loans payable	13,813	14,319	1.47%	1.32%
Total debt	$98,776	$98,233	1.67%	1.60%

The carrying value of our debt includes unamortized premiums, discounts and debt issuance costs of $300 million and $307 million as of June 30, 2017 and March 31, 2017, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $26.5 billion, $58.7 billion, and $13.8 billion, respectively, as of June 30, 2017, and $26.7 billion, $57.4 billion and $14.3 billion, respectively, as of March 31, 2017.

As of June 30, 2017, our commercial paper had a weighted average remaining maturity of 104 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0.0 percent to 5.8 percent at June 30, 2017 and March 31, 2017.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  At June 30, 2017 and March 31, 2017, the carrying values of these foreign currency denominated unsecured notes and loans payable were $13.6 billion and $13.3 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 0.9 percent to 2.1 percent at June 30, 2017 and 0.8 percent to 2.1 percent at March 31, 2017.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	June 30, 2017
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$748	$12,692	$12,494	$5	$10,546	$5
Investments in operating leases	243	6,674	4,956	95	3,267	1
Total	$991	$19,366	$17,450	$100	$13,813	$6

	March 31, 2017
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$856	$13,071	$12,865	$7	$11,017	$5
Investments in operating leases	211	6,502	4,888	80	3,302	1
Total	$1,067	$19,573	$17,753	$87	$14,319	$6

Restricted Cash shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,543 million and $1,526 million of securities retained by TMCC at June 30, 2017 and March 31, 2017, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Variable Interest Entities (Continued)

In addition, we entered into interest rate swaps with certain of these special purpose entities that issue variable rate debt.  Under the terms of these swaps, the special purpose entities are obligated to pay TMCC a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt.  This arrangement enables the special purpose entities to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate Securitized Assets.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017 and revenues earned from these dealers during the three months ended June 30, 2017 and 2016 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of June 30, 2017 and March 31, 2017 and revenues earned under these relationships during the three months ended June 30, 2017 and 2016 were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2017 and March 31, 2017.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2017, TMCC had committed bank credit facilities totaling $5.6 billion of which $2.2 billion, $400 million, $2.3 billion, and $725 million mature in fiscal 2018, 2019, 2020, and 2021, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2017 and March 31, 2017. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2017	2017
Commitments:
Credit facilities commitments with dealers	$1,166	$1,199
Minimum lease commitments	55	59
Total commitments	1,221	1,258
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,321	$1,358

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in June 2018, with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Minimum lease commitments in the table above include $8 million and $10 million for facilities leases with affiliates at June 30, 2017 and March 31, 2017, respectively.  At June 30, 2017, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease and the temporary office leases in Plano, Texas, are as follows:

Future minimum
Years ending March 31,	lease payments
2018	$17
2019	14
2020	9
2021	5
2022	8
Thereafter	2
Total	$55

In July 2017, we entered into a 15-year lease agreement with Toyota Motor North America, Inc. (“TMNA”) for our new headquarters facility in Plano, Texas.  Under this lease agreement, which expires in August 2032, rent expense to TMNA will be approximately $7 million per year.

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

We are in the process of moving our corporate headquarters from Torrance, California to Plano, Texas as part of TMC’s consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility.   The relocation of our headquarters operations is expected to be substantially complete by the end of calendar year 2017.  Relocation costs for employees and other relocation expenses are currently estimated to be approximately $124 million and are being expensed as incurred.  To date, the Company has incurred $73 million in relocation expenses.  The relocation costs incurred during the three months ended June 30, 2017 and 2016 were $11 million and $6 million, respectively.  We have not incurred significant lease termination costs as a result of our relocation.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2017 and March 31, 2017.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2017, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2017 and March 31, 2017, no amounts have been recorded under these indemnification provisions.

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

We have received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and a request for documents and information pursuant to a civil investigative demand from the Commonwealth of Massachusetts Office of the Attorney General relating to our financing of guaranteed auto protection insurance products on retail contracts.  We will continue to cooperate with these requests, but are unable to predict their outcome given their preliminary status.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 37 percent for the three months ended June 30, 2017 and 38 percent for the three months ended June 30, 2016.  Our provision for income taxes was $96 million for the first quarter of fiscal 2018, compared to $146 million for the same period in fiscal 2017.   The decrease in the provision for income taxes for the first quarter of fiscal 2018 is consistent with the decrease in our income before tax compared to the same period in fiscal 2017.

Tax-related Contingencies

As of June 30, 2017, we remain under IRS examination for fiscal 2017.  The IRS examination for fiscal 2016 was concluded in the first quarter of fiscal 2018.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the quarter ended June 30, 2017, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.9 billion and $1.0 billion at June 30, 2017 and March 31, 2017, and were primarily due to the deferred deduction of allowance for credit and residual value losses and federal tax loss carryforward that expires in fiscal 2038.  The total deferred tax liability, net of these deferred tax assets, was $8.1 billion and $7.9 billion at June 30, 2017 and March 31, 2017, respectively.  Realization with respect to the federal tax loss carryforward is dependent on generating sufficient income prior to expiration of the loss carryforward.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of June 30, 2017, there were no material changes to our related party agreements or relationships as described in our fiscal 2017 Form 10-K.  The tables below summarize amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three Months Ended
	June 30,
	2017	2016
Total financing revenues:
Manufacturers’ subvention and other revenues	$368	$336

Interest expense:
Credit support fees incurred	$23	$23
Interest and other expenses	$1	$1

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$44	$34

Investment and other income, net:
Interest and other income	$4	$2

Expenses:
Operating and administrative	$19	$17
Insurance losses and loss adjustment expenses[1]	$(5)	$1
1 Amount represents the transfer of insurance losses and loss adjustment expenses from the purchase of a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)	June 30,	March 31,
	2017	2017
Assets:
Cash and cash equivalents
Investments in commercial paper	$3	$-

Finance receivables, net
Accounts receivable	$147	$136
Notes receivable under home loan programs	$2	$2
Deferred retail subvention income	$(1,009)	$(967)

Investments in operating leases, net
Investments in operating leases, net	$5	$4
Deferred lease subvention income	$(1,272)	$(1,174)

Other assets
Notes receivable	$818	$823
Other receivables, net	$227	$202

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$333	$332
Other payables, net	$52	$74
Notes payable	$24	$13

TMCC receives subvention payments from TMS which results in a gross monthly subvention receivable.  As of June 30, 2017 and March 31, 2017, the subvention receivable from TMS was $198 million and $165 million, respectively. The subvention receivable is recorded in Other receivables, net in Other assets as of June 30, 2017 and March 31, 2017.  We have a master netting agreement with TMS and TMNA which allows us to net settle payments for shared services and subvention transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended June 30, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,598	$-	$-	$2,598
Depreciation on operating leases	1,681	-	-	1,681
Interest expense	451	-	(3)	448
Net financing revenues	466	-	3	469

Insurance earned premiums and contract revenues	-	216	-	216
Investment and other income, net	32	18	(3)	47
Realized gains, net on investments in marketable securities	-	41	-	41
Net financing and other revenues	498	275	-	773

Expenses:
Provision for credit losses	85	-	-	85
Operating and administrative expenses	233	80	-	313
Insurance losses and loss adjustment expenses	-	114	-	114
Total expenses	318	194	-	512

Income before income taxes	180	81	-	261
Provision for income taxes	65	31	-	96

Net income	$115	$50	$-	$165

Total assets at June 30, 2017	$117,011	$4,605	$(1,087)	$120,529

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information (Continued)

	Three Months Ended June 30, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,458	$-	$-	$2,458
Depreciation on operating leases	1,589	-	-	1,589
Interest expense	307	-	-	307
Net financing revenues	562	-	-	562

Insurance earned premiums and contract revenues	-	193	-	193
Investment and other income, net	23	16	-	39
Realized gains, net on investments in marketable securities	11	2	-	13
Net financing and other revenues	596	211	-	807

Expenses:
Provision for credit losses	52	-	-	52
Operating and administrative expenses	210	69	-	279
Insurance losses and loss adjustment expenses	-	89	-	89
Total expenses	262	158	-	420

Income before income taxes	334	53	-	387
Provision for income taxes	125	21	-	146

Net income	$209	$32	$-	$241

Total assets at June 30, 2016	$113,457	$4,313	$(1,027)	$116,743

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2017  (“fiscal 2017”), including the following:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;
•	A decline in Toyota Motor Sales (“TMS”) sales volume and the level of TMS sponsored subvention and other cash incentive programs;
•	Increased competition from other financial institutions seeking to increase their share of financing related to Toyota and Lexus vehicles;
•	Recalls announced by TMS and the perceived quality of Toyota and Lexus vehicles;
•	Availability and cost of financing;
•	Changes in our credit ratings and those of Toyota Motor Corporation (“TMC”);
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes to existing, or adoption of new, accounting standards;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or interruption in our operations, including our communications and information systems;
•	A security breach or a cyber-attack;
•	Challenges related to the relocation of our corporate headquarters to Plano, Texas;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•

Changes in our business practices required by new regulatory requirements, such as those required by the consent orders we entered into in February 2016 with the Consumer Financial Protection Bureau (“CFPB”) and the United States Department of Justice with respect to our discretionary dealer compensation practices;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota and Lexus vehicle models and related parts supply;

•	Changes in the economy or to laws in states where we have a high concentration of customers; and
•	Changes in business strategy, including expansion of product lines, credit risk appetite, and business acquisitions;

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota and Lexus sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and competitive pressure. Our financial results may also be affected by the regulatory environment in which we operate, including compliance costs and the changes to our business practices required by the consent orders that we entered into in February 2016 with the CFPB and the Department of Justice with respect to our discretionary dealer compensation practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on consumer contract and dealer financing volume.  Changes in the volume of vehicle sales, utilization of our insurance programs, or the level of coverage purchased by affiliates could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2018 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2018 (“fiscal 2018”), the United States (“U.S.”) economy experienced stability as consumer confidence increased, the housing market remained strong and unemployment rates remained low.  However, consumer debt levels continue to be elevated, which could result in an increase in our delinquencies and credit losses in the future.

Industry-wide vehicle sales in the U.S. decreased slightly despite elevated sales incentives during the first quarter of fiscal 2018 as compared to the same period in fiscal 2017.  Vehicle sales by TMS remained relatively consistent in the first quarter of fiscal 2018 compared to the same period in fiscal 2017.  Our financing volume decreased 6 percent and our overall market share decreased 4 percentage points for the first quarter of fiscal 2018 compared to the same period in fiscal 2017.  The decreases in financing volume and market share are primarily due to competition from other financial institutions.

Used vehicle values for Toyota and Lexus vehicles have declined over the last year due to an increase in the supply of used vehicles as a result of an increased industry-wide focus on leasing in recent years.  Further declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle incentive programs and a larger lease portfolio resulting in higher future maturities could continue to unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during the first quarter of fiscal 2018.  During the first quarter of fiscal 2018, our interest expense increased as compared to the same period in fiscal 2017 as a result of higher interest rates.  Future changes in interest rates in the U.S. and foreign markets could result in further volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended
	June 30,
(Dollars in millions)	2017	2016
Net income:
Finance operations[1]	$115	$209
Insurance operations[1]	50	32
Total net income	$165	$241

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $165 million for the first quarter of fiscal 2018 compared to net income of $241 million for the same period of fiscal 2017.  The decrease in net income for the first quarter of fiscal 2018 compared to the same period in fiscal 2017 was primarily due to a $141 million increase in interest expense, a $92 million increase in depreciation on operating leases and a $33 million increase in provision for credit losses, partially offset by a $140 million increase in total financing revenues, and a $50 million decrease in provision for income taxes.

Our overall capital position increased $0.2 billion, bringing total shareholder’s equity to $9.7 billion at June 30, 2017 as compared to $9.5 billion at March 31, 2017.  Our debt increased to $98.8 billion at June 30, 2017 from $98.2 billion at March 31, 2017 as a result of funding our earning asset growth.  Our debt-to-equity ratio decreased to 10.2 at June 30, 2017 from 10.3 at March 31, 2017.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2017	2016	Change
Financing revenues:
Operating lease	$1,981	$1,891	5%
Retail	474	456	4%
Dealer	143	111	29%
Total financing revenues	2,598	2,458	6%
Depreciation on operating leases	1,681	1,589	6%
Interest expense[1]	451	307	47%
Net financing revenues	466	562	(17)%

Investment and other income, net	32	23	39%
Realized gains, net on investments in marketable securities	-	11	(100)%
Net financing and other revenues	498	596	(16)%

Expenses:
Provision for credit losses	85	52	63%
Operating and administrative expenses	233	210	11%
Total expenses	318	262	21%

Income before income taxes	180	334	(46)%
Provision for income taxes	65	125	(48)%

Net income from finance operations	$115	$209	(45)%

1 Amounts include intercompany interest expense with Insurance Operations of $3 million during the first quarter of fiscal 2018.

Our finance operations reported net income of $115 million for the first quarter of fiscal 2018 compared to net income of $209 million for the same period in fiscal 2017.  Finance operations results for the first quarter of fiscal 2018 decreased compared to the same period in fiscal 2017, primarily due to a $144 million increase in interest expense, a $92 million increase in depreciation on operating leases, a $33 million increase in provision for credit losses, and a $23 million increase in operating and administrative expenses.  These increases to our expenses were partially offset by a $140 million increase in total financing revenues and a $60 million decrease in provision for income taxes.

Financing Revenues

Total financing revenues increased 6 percent during the first quarter of fiscal 2018 as compared to the same period in fiscal 2017 due to the following:

•

Operating lease revenues increased 5 percent in the first quarter of fiscal 2018 as compared to the same period in fiscal 2017, due to higher average outstanding earning asset balances.  This increase in operating lease revenues was offset by an increase in our depreciation expense resulting in a decrease in the portfolio yields after incorporating depreciation.

•

Retail financing revenues increased 4 percent in the first quarter of fiscal 2018 as compared to the same period in fiscal 2017 due to higher portfolio yields and higher average outstanding earning asset balances.

•

Dealer financing revenues increased 29 percent in the first quarter of fiscal 2018 as compared to the same period in fiscal 2017, primarily due to an increase in our portfolio yields and higher average outstanding earning asset balances.

Our total portfolio yield, which includes operating lease revenues net of depreciation, as well as retail and dealer financing revenues, remained consistent at 3.4 percent for the first quarter of both fiscal 2018 and fiscal 2017.

Depreciation on Operating Leases

Depreciation on operating leases increased 6 percent during the first quarter of fiscal 2018 as compared to the same period in fiscal 2017.  The increase in depreciation during the first quarter of fiscal 2018 as compared to the same period in fiscal 2017 was primarily attributable to an increase in average operating lease units outstanding as well as deterioration in expected used vehicle values for Toyota and Lexus vehicles over the last year.

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

	Three Months Ended
	June 30,
(Dollars in millions)	2017	2016
Interest expense on debt	$467	$359
Interest income on derivatives	(16)	(2)
Interest expense on debt and derivatives	451	357

Ineffectiveness related to hedge accounting derivatives	-	-
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	650	(218)
(Gain) loss on non-hedge accounting foreign currency swaps	(650)	188
Gain on U.S. dollar non-hedge accounting interest rate swaps	(3)	(20)
Total interest expense	$448	$307

During the first quarter of fiscal 2018, total interest expense increased to $448 million from $307 million in the same period in fiscal 2017.  The increase in total interest expense for the first quarter of fiscal 2018 compared to the same period in fiscal 2017 is attributed to an increase in interest expense on debt, lower gains on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps, and lower gains on the U.S. dollar non-hedge accounting interest rate swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, commercial paper and derivatives, and includes amortization of discounts, premiums, debt issuance costs, and basis adjustments.  Interest expense on debt and derivatives in the first quarter of fiscal 2018 increased to $451 million from $357 million in the same period in fiscal 2017 due to higher weighted average interest rates on secured notes and loans payable and commercial paper, as well as an increase in the amount of outstanding debt.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first quarter of fiscal 2018, losses on our debt denominated in foreign currencies were offset by gains on our foreign currency swaps as a result of offsetting foreign currency swap rates across the various currencies in which our debt is denominated.  The gains in non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps of $30 million in the first quarter of fiscal 2017 can be attributed to overall decreases in foreign currency swap rates in which our debt is primarily denominated.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the change in the valuation of interest rate swaps.  During the first quarter of fiscal 2018, we recorded gains of $3 million primarily as a result of slight decreases in the longer tenor U.S. dollar swap rates, with the gains on our longer-term pay-float swaps exceeding the losses on our higher notional, shorter-term pay-fixed swaps. During the first quarter of fiscal 2017, we recorded a gain of $20 million on non-hedge accounting interest rate swaps as a result of a decrease in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $85 million for the first quarter of fiscal 2018 compared to $52 million for the same period in fiscal 2017.  Despite declines in delinquencies, default frequency and average loss severity in the current period, the increase in the provision for credit losses for the first quarter of fiscal 2018 was due to increasing trends in our credit loss experience over the last few years.  Our provision for credit losses was further impacted by deterioration in the financial performance of certain dealers and an increase in the specific reserve for certain impaired dealers.

Operating and Administrative Expenses

Operating and administrative expenses increased 11 percent during the first quarter of fiscal 2018 compared to the same period in fiscal 2017 primarily due to increases in general operating expenses and information technology expenditures, including the continued development of future enhancements to our core servicing program.  We continue to incur expenses associated with the relocation of our headquarters operations to Plano, Texas including deferred compensation, employee relocation and other relocation expenses.  We expect to incur additional expenses over the next few years relating to our relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended
	June 30,		Percentage
	2017	2016	Change
Agreements (units in thousands)
Issued	635	600	6%
Average in force	7,966	6,997	14%

(Dollars in millions)
Insurance earned premiums and contract revenues	$216	$193	12%
Investment and other income, net	18	16	13%
Realized gains, net on investments in marketable securities	41	2	1950%
Revenues from insurance operations	275	211	30%

Expenses:
Insurance losses and loss adjustment expenses	114	89	28%
Operating and administrative expenses	80	69	16%
Total expenses	194	158	23%

Income before income taxes	81	53	53%
Provision for income taxes	31	21	48%

Net income from insurance operations	$50	$32	56%

Our insurance operations reported net income of $50 million for the first quarter of fiscal 2018 compared to $32 million for the same period in fiscal 2017.  The increase in net income for the first quarter of fiscal 2018, compared to the same period in fiscal 2017, was primarily due to a $39 million increase in realized gains, net on investments in marketable securities and a $23 million increase in insurance earned premiums and contract revenues, partially offset by a $25 million increase in insurance losses and loss adjustment expenses, a $11 million increase in operating and administrative expenses and a $10 million increase in provision for income taxes.

Agreements issued increased 6 percent during the first quarter of fiscal 2018 compared to the same period in fiscal 2017.  The average number of agreements in force increased 14 percent during the first quarter of fiscal 2018 compared to the same period in fiscal 2017.  The increase in the agreements issued was primarily due to increased sales of guaranteed auto protection agreements, partially offset by a decrease in certified pre-owned vehicle warranties.  The increase in the average in force agreements was primarily due to increased sales of prepaid maintenance contracts, tire and wheel protection agreements, and guaranteed auto protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $216 million for the first quarter of fiscal 2018 compared to $193 million for the same period in fiscal 2017.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in insurance earned premiums and contract revenues in the first quarter of fiscal 2018 compared to the same period in fiscal 2017 was primarily due to an increase in the average in force agreements.

Realized Gains, Net on Investments in Marketable Securities

Our insurance operations reported realized gains, net on investments in marketable securities of $41 million for the first quarter of fiscal 2018 compared to $2 million for the same period in fiscal 2017.  The increase in realized gains, net on investments in marketable securities for the first quarter of fiscal 2018 compared to the same period in fiscal 2017 was due to the sale of a portion of our fixed income mutual funds portfolio to take advantage of favorable market conditions.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $114 million for the first quarter of fiscal 2018 compared to $89 million for the same period in fiscal 2017.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in insurance losses and loss adjustment expenses in the first quarter of fiscal 2018 compared to the same period in fiscal 2017 was primarily due to an increase in our prepaid maintenance and guaranteed auto protection losses.  The increase in our prepaid maintenance losses was due to a higher number of average in force agreements, as well as an increase in the severity of claims.  The increase in our guaranteed auto protection losses was the result of increases in both the frequency and severity of claims due to the deterioration in used vehicle values.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $80 million for the first quarter of fiscal 2018 compared to $69 million for the same period in fiscal 2017.  The increase in operating and administrative expenses in the first quarter of fiscal 2018 compared to the same period in fiscal 2017 was attributable to higher product and general operating expenses driven by the continued growth of our insurance business and an increase in insurance dealer back-end program expenses. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.  We continue to incur expenses associated with the relocation of our headquarters operations to Plano, Texas including deferred compensation, employee relocation and other relocation expenses.  We expect to incur additional expenses over the next few years relating to our relocation.

Provision for Income Taxes

Our overall provision for income taxes was $96 million for the first quarter of fiscal 2018 compared to $146 million for the same period in fiscal 2017.  Our effective tax rate was 37 percent for the first quarter of fiscal 2018 compared to 38 percent for the same period in fiscal 2017. The decrease in the provision for income taxes for the first quarter of fiscal 2018 compared to the same period in fiscal 2017 is consistent with the decrease in our income before taxes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended
	June 30,		Percentage
(units in thousands):	2017	2016	Change
TMS new sales volume[1]	470	468	-%

Vehicle financing volume[2]
New retail contracts	147	144	2%
Used retail contracts	68	72	(6)%
Lease contracts	131	152	(14)%
Total	346	368	(6)%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	82	91	(10)%
Used retail contracts	21	22	(5)%
Lease contracts	119	128	(7)%
Total	222	241	(8)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	55.8%	63.2%
Used retail contracts	30.9%	30.6%
Lease contracts	90.8%	84.2%
Overall subvened contracts	64.2%	65.5%

Market share:[3]
Retail contracts	31.1%	30.8%
Lease contracts	27.6%	31.4%
Total	58.7%	62.2%

[1]

Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of 86 percent Toyota and 14 percent Lexus for the first quarter of fiscal 2018.  TMS new sales volume is comprised of 85 percent Toyota and 15 percent Lexus for the first quarter of fiscal 2017.

[2]

Total financing volume is comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first quarter of fiscal 2018.  Total financing volume was comprised of approximately 80 percent Toyota, 18 percent Lexus, and 2 percent non-Toyota/Lexus for the first quarter of fiscal 2017.

[3]

Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMS new sales volume.  Vehicle sales by TMS remained relatively consistent for the first quarter of fiscal 2018 compared to the same period in fiscal 2017.  Our financing volume decreased 6 percent and our overall market share decreased 4 percentage points for the first quarter of fiscal 2018 compared to the same period in fiscal 2017 primarily due to competition from other financial institutions.  Our financing volume and market share were further impacted by increased competition for non-subvened lease contracts.

The composition of our net earning assets is summarized below:

	June 30,	March 31,
(Dollars in millions)	2017	2017	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$50,627	$50,686	-%
Dealer financing, net[1]	18,144	17,776	2%
Total finance receivables, net	68,771	68,462	-%
Investments in operating leases, net	38,361	38,152	1%
Net earning assets	$107,132	$106,614	-%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	993	993	-%
Dealers outside of the Toyota/Lexus dealer network	366	371	(1)%
Total number of dealers receiving wholesale financing	1,359	1,364	-%

Dealer inventory outstanding (units in thousands)	344	340	1%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 2 percent during the first quarter of fiscal 2018 as compared to the same period in fiscal 2017.  Our retail market share during the first quarter of fiscal 2018 remained relatively consistent compared to the same period in fiscal 2017.  Our retail finance receivables, net at June 30, 2017 also remained consistent as compared to March 31, 2017.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 14 percent and our lease market share decreased 4 percentage points during the first quarter of fiscal 2018 as compared to the same period in fiscal 2017.  Much of the decrease in both lease financing volume and market share during the first quarter of fiscal 2018 was attributable to competition from other financial institutions and a decline in the volume of subvened lease contracts.  Our lease contract volume and market share were further impacted by increased competition for non-subvened contracts.  Despite the decrease in lease financing volume and market share, our investments in operating leases, net, increased slightly at June 30, 2017, as compared to March 31, 2017.

Dealer Financing and Earning Assets

Dealer financing, net at June 30, 2017, increased 2 percent from March 31, 2017 due primarily to an increase in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended
	June 30,		Percentage
	2017	2016	Change
Depreciation on operating leases (dollars in millions)	$1,681	$1,589	6%
Average operating lease units outstanding (in thousands)	1,448	1,400	3%

Depreciation expense on operating leases increased 6 percent during the first quarter of fiscal 2018 as compared to the same period in fiscal 2017, due to an increase in the average operating lease units outstanding as well as deterioration in expected used vehicle values over the last year for Toyota and Lexus vehicles.  As a result of the increased focus on leasing in recent years, by both us and the automotive finance industry, we expect that maturities will remain at a high level in the future, which will result in an increase in the supply of used vehicles and could unfavorably impact used vehicle values.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

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

The following table provides information related to our credit loss experience:

	June 30,	March 31,	June 30,
	2017	2017	2016
Net charge-offs as a percentage of average gross earning assets[1]
Finance receivables	0.38%	0.52%	0.42%
Operating leases	0.31%	0.39%	0.32%
Total	0.36%	0.47%	0.38%

Default frequency as a percentage of outstanding contracts	1.42%	1.53%	1.45%
Average loss severity per unit[2]	$7,511	$7,787	$7,861

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.33%	0.28%	0.36%
Operating leases[4]	0.27%	0.25%	0.26%
Total	0.31%	0.27%	0.32%
[1]	Net charge-off ratios have been annualized using three month results for the periods ended June 30, 2017 and 2016.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased slightly from 0.38 percent at June 30, 2016 to 0.36 percent at June 30, 2017.  Default frequency as a percentage of outstanding contracts decreased slightly to 1.42 percent for the first quarter of fiscal 2018 from 1.45 percent in the same period in fiscal 2017. Our average loss severity for the first quarter of fiscal 2018 decreased to $7,511 from $7,861 in the first quarter of fiscal 2017.  The decreases in net charge-offs, default frequency, and average loss severity compared to March 31, 2017, primarily reflect our typical seasonal patterns.  Our delinquencies were relatively consistent for the first quarter of fiscal 2018 compared to the same period in fiscal 2017, but increased from 0.27 percent at March 31, 2017 to 0.31 percent at June 30, 2017.  Despite declines as compared to the same period in fiscal 2017, we have seen increasing trends in delinquencies, default frequency, and average loss severity over the last few years.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended
	June 30,
(Dollars in millions)	2017	2016
Allowance for credit losses at beginning of period	$622	$535
Provision for credit losses	85	52
Charge-offs, net of recoveries[1]	(96)	(98)
Allowance for credit losses at end of period	$611	$489
[1]	Charge-offs are shown net of recoveries of $23 million and $20 million for the three months ended June 30, 2017 and 2016, respectively.

Our allowance for credit losses increased $122 million from $489 million at June 30, 2016 to $611 million at June 30, 2017.  Despite declines in delinquencies, default frequency and average loss severity in the current period, the increase in the allowance for credit losses for the first quarter of fiscal 2018 was due to increasing trends in in our credit loss experience over the last few years.  Our allowance for credit losses was further impacted by the deterioration in the financial performance of certain dealers and an increase in the specific reserve for certain impaired dealers.  Our allowance for credit losses decreased from March 31, 2017 to June 30, 2017 primarily due to slight favorability in default frequency and average loss severity, partially offset by an increase in the specific reserves for certain impaired dealers. Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	June 30,	March 31,
(Dollars in millions)	2017	2017
Commercial paper[1]	$26,498	$26,632
Unsecured notes and loans payable[2]	58,465	57,282
Secured notes and loans payable[3]	13,813	14,319
Total debt	$98,776	$98,233
[1]	Includes unamortized premium/discount.
[2]

Includes unamortized premium/discount, debt issuance costs, the effects of gains and losses due to foreign currency translation adjustments on non-hedged and de-designated notes and loans payable which are denominated in foreign currencies and other carrying value adjustments

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.5 billion to $10.5 billion with an average balance of $8.9 billion during the quarter ended June 30, 2017.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support is provided to us by our indirect parent Toyota Financial Services Corporation (“TFSC”), and, in turn to TFSC by TMC.  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not a guarantee by TMC or TFSC of any securities or obligations of TFSC or TMCC, respectively.  The fees paid pursuant to these agreements are disclosed in Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Form 10-K for the fiscal year ended March 31, 2017 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  We do not currently have exposure to sovereign counterparties in countries experiencing significant economic, fiscal or political strain or any other sovereign counterparties.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our Form 10-K for the fiscal year ended March 31, 2017 for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $26.5 billion to $28.5 billion during the quarter ended June 30, 2017, with an average outstanding balance of $27.4 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")	Other	Total unsecured notes and loans payable[3]
Balance at March 31, 2017¹	$35,533		$14,686	$7,202	$57,421
Issuances	4,168	[2]	-	-	4,168
Maturities and terminations	(3,300)		(395)	-	(3,695)
Non-cash changes in foreign currency rates	-		786	2	788
Balance at June 30, 2017¹	$36,401		$15,077	$7,204	$58,682

[1]

Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, fair value adjustments to debt in hedge accounting relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

[2]

MTNs and domestic bonds issued during the first quarter of fiscal 2018 had terms to maturity ranging from approximately 1 year to 7 years, and had interest rates at the time of issuance ranging from 1.3 percent to 2.9 percent.

[3]

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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2016, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €26.0 billion was available for issuance at June 30, 2017.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

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

Securitization

We maintain shelf registration statements with the Securities and Exchange Commission (“SEC”) to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of June 30, 2017 and March 31, 2017, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2017 and March 31, 2017.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2017, TMCC had committed bank credit facilities totaling $5.6 billion of which $2.2 billion, $400 million, $2.3 billion, and $725 million mature in fiscal 2018, 2019, 2020, and 2021, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2017 and March 31, 2017. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2017 Form 10-K.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in our Consolidated Statements of Income.  As of June 30, 2017 and March 31, 2017, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 31, 2017, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	June 30,	March 31,
(Dollars in millions)	2017	2017
Gross derivatives assets, net of credit valuation adjustment	$781	$599
Less: Counterparty netting and collateral	(720)	(548)
Derivative assets, net	$61	$51

Gross derivative liabilities, net of credit valuation adjustment	$869	$1,453
Less: Counterparty netting and collateral	(855)	(1,407)
Derivative liabilities, net	$14	$46

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2017, we held collateral of $258 million, which offset derivative assets, and we posted collateral of $393 million, which offset derivative liabilities.  We also held excess collateral of $20 million which we did not use to offset derivative assets, and we posted excess collateral of $5 million which we did not use to offset derivative liabilities.  As of March 31, 2017, we held collateral of $154 million, which offset derivative assets, and we posted collateral of $1,013 million which offset derivative liabilities.  We also held excess collateral of $5 million, which we did not use to offset derivative assets, and we posted excess collateral of $5 million which we did not use to offset derivative liabilities.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at June 30, 2017 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of June 30, 2017, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2017 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	June 30,	March 31,
(Dollars in millions)	2017	2017
Credit Rating
AA	$11	$1
A	52	52
Total net counterparty credit exposure	$63	$53

We exclude from the table above credit valuation adjustments of $2 million as of June 30, 2017 and March 31, 2017 related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statements of Income.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2017 Form 10-K, as well as above in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) concluded that the disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2017 Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 72.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 7, 2017	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 7, 2017	By	/s/ Ron Chu
Ron Chu
Group Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Accounting Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.