Form 10-Q/A
period 2017-06-30
TOYOTA MOTOR CREDIT CORP
filed 2017-10-23
CIK 834071

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

Commission File Number 1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3775816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 Headquarters Drive Plano, TX	75024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (469) 486-9300

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Form 10-Q/A”) to Toyota Motor Credit Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the Securities and Exchange Commission on August 7, 2017 (the “Original Filing”) is to disclose pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 information that our parent, Toyota Motor Corporation (“TMC”), a Japanese corporation, became aware of after the Original Filing. Other than this additional compliance disclosure in Part II. “Other Information,” Item 5. “Other Information” of the Form 10-Q, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and, except as described above, does not modify or update in any way disclosures made in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

As used herein, the term “Toyota” refers to TMC and its consolidated subsidiaries as a group, unless the context otherwise indicates.

PART II. OTHER INFORMATION

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

Because the Securities and Exchange Commission (“SEC”) defines the term “affiliate” broadly, our affiliates include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). For affiliates that we do not control and that are our affiliates solely due to their common control by TMC, we have relied upon TMC for information regarding their activities, transactions and dealings.

Quarterly Period Ending June 30, 2017

As of the date of the Original Filing, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended June 30, 2017 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below. TMC has provided us with the following information for the quarterly period ended June 30, 2017:

•	Toyota Kirloskar Motor Private Limited (“TKM”), a majority-owned subsidiary of TMC, sold one Toyota vehicle to the Iranian embassy in India for official use.

This activity contributed approximately ¥5 million in gross revenues and an insignificant amount in net profit to TMC.

Prior Periods

TMC has informed us that it has amended its disclosure, the text of which is reproduced below, to disclose information relating to certain activities of TKM (the “TKM Disclosure”) in its Amendments No. 1 to its Annual Reports on Form 20-F for the fiscal years ended March 31, 2017, March 31, 2015 and March 31, 2014, each as filed with the SEC on October 23, 2017. We have no involvement in, or control over, the activities of TKM and we have not independently verified or participated in the preparation of the TKM Disclosure. The TKM Disclosure does not relate to any activities conducted by us and does not involve us or our management.

Amendment No. 1 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2017:

“During the fiscal year ended March 31, 2017:

•	Toyota Kirloskar Motor Private Limited, a majority-owned subsidiary of Toyota, sold one Toyota vehicle to the Iranian embassy in India.

This activity contributed approximately ¥2 million in gross revenues and an insignificant amount in net profit to Toyota.”

Amendment No. 1 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2015:

“During the fiscal year ended March 31, 2015:

•	Toyota Tourist International, Inc., a majority-owned subsidiary of Toyota, obtained three visas from the Iranian embassy in Japan in connection with certain travel arrangements.

•	Tokyo Toyota Motor Co., Ltd., a wholly-owned indirect subsidiary of Toyota, performed maintenance services for Toyota vehicles owned by the Iranian embassy in Japan.

•	Toyota Kirloskar Motor Private Limited (“TKM”), a majority-owned subsidiary of Toyota, sold one Toyota vehicle to the Iranian embassy in India.

•	TKM sold two Toyota vehicles to an Iranian consulate general in India.

Altogether, the above activities contributed approximately ¥9 million in gross revenues and an insignificant amount in net profit to Toyota.”

Amendment No. 1 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2014:

“During the fiscal year ended March 31, 2014:

•	Toyota Tourist International, Inc., a majority-owned subsidiary of Toyota, obtained eight visas from the Iranian embassy in Japan in connection with certain travel arrangements.

•	Tokyo Toyota Motor Co., Ltd., a wholly-owned indirect subsidiary of Toyota, performed maintenance services for Toyota vehicles owned by the Iranian embassy in Japan.

•	Toyota Kirloskar Motor Private Limited (“TKM”), a majority-owned subsidiary of Toyota, sold two Toyota vehicles to the Iranian embassy in India.

•	TKM sold one Toyota vehicle to an Iranian consulate general in India.

Altogether, the above activities contributed approximately ¥7 million in gross revenues and an insignificant amount in net profit to Toyota.”

TMC believes that none of the above transactions subject it or its affiliates to U.S. sanctions. TMC has informed us that, as of the date of this Amendment No. 1 to the Form 10-Q, TKM and Toyota Tourist International intend to cease conducting the activities described above. Tokyo Toyota Motor Co., Ltd. (“Tokyo Toyota Motor”) may, if requested by the Iranian embassy in Japan, continue to perform maintenance services relating to vehicles owned by such embassy, in accordance with applicable laws and regulations, in order to honor Toyota’s commitment to the safety and reliability of its vehicles. We have no involvement in, or control over, the activities of TKM, Toyota Tourist International or Tokyo Toyota Motor and we have not independently verified this information. This information does not relate to any activities conducted by us and does not involve us or our management.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer	Furnished Herewith

31.2	Certification of Chief Accounting Officer	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: October 23, 2017	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: October 23, 2017	By	/s/ Ron Chu
Ron Chu
Group Vice President and Chief Accounting Officer

5