Form 10-Q
period 2017-09-30
TOYOTA MOTOR CREDIT CORP
filed 2017-11-08
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3775816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 Headquarters Drive Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (469) 486-9300

19001 S. Western Avenue, Torrance, California 90501
(Former name or former address, if changed since last report)

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

As of October 31, 2017, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Financing revenues:
Operating lease	$2,016	$1,925	$3,997	$3,816
Retail	490	459	964	915
Dealer	141	112	284	223
Total financing revenues	2,647	2,496	5,245	4,954
Depreciation on operating leases	1,719	1,683	3,400	3,272
Interest expense	452	297	900	604
Net financing revenues	476	516	945	1,078

Insurance earned premiums and contract revenues	221	199	437	392
Investment and other income, net	55	42	102	81
Realized gains, net on investments in marketable securities	1	70	42	83
Net financing revenues and other revenues	753	827	1,526	1,634

Expenses:
Provision for credit losses	127	161	212	213
Operating and administrative	337	317	650	596
Insurance losses and loss adjustment expenses	102	91	216	180
Total expenses	566	569	1,078	989

Income before income taxes	187	258	448	645
Provision for income taxes	70	95	166	241

Net income	$117	$163	$282	$404

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$117	$163	$282	$404
Other comprehensive income (loss), net of tax:
Net unrealized gains on available-for-sale marketable securities [net of tax provision of ($5), ($10), ($15) and ($32), respectively]	9	16	26	52
Reclassification adjustment for net gains on available-for-sale marketable securities included in realized gains, net on investments in marketable securities [net of tax provision of $0, $27, $16 and $32, respectively]	(1)	(43)	(26)	(51)
Other comprehensive income (loss)	8	(27)	-	1
Comprehensive income	$125	$136	$282	$405

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	September 30,	March 31,
	2017	2017
ASSETS
Cash and cash equivalents	$4,682	$4,198
Restricted cash	1,028	1,087
Investments in marketable securities	6,128	5,692
Finance receivables, net	67,396	68,462
Investments in operating leases, net	38,823	38,152
Other assets	2,043	2,044
Total assets	$120,100	$119,635

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$98,223	$98,233
Deferred income taxes	8,149	7,926
Other liabilities	3,922	3,952
Total liabilities	110,294	110,111

Commitments and contingencies (Refer to Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at September 30, 2017 and March 31, 2017	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	25	25
Retained earnings	8,864	8,582
Total shareholder's equity	9,806	9,524
Total liabilities and shareholder's equity	$120,100	$119,635

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 10).

	September 30,	March 31,
	2017	2017
ASSETS
Finance receivables, net	$12,219	$12,865
Investments in operating leases, net	6,774	4,888
Other assets	129	87
Total assets	$19,122	$17,840

LIABILITIES
Debt	$14,649	$14,319
Other liabilities	8	6
Total liabilities	$14,657	$14,325

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total

Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

Net income	-	-	-	404	404
Other comprehensive income, net of tax	-	-	1	-	1
Balance at September 30, 2016	$915	$2	$166	$8,719	$9,802

Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Net income	-	-	-	282	282
Other comprehensive loss, net of tax	-	-	-	-	-
Balance at September 30, 2017	$915	$2	$25	$8,864	$9,806

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$282	$404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,439	3,303
Recognition of deferred income	(951)	(877)
Provision for credit losses	212	213
Amortization of deferred costs	307	315
Foreign currency and other adjustments to the carrying value of debt, net	1,035	(114)
Net realized gains on available-for-sale securities	(42)	(83)
Net change in:
Restricted cash	59	7
Derivative assets	(11)	23
Other assets (Note 8) and accrued interest	(154)	(179)
Deferred income taxes	224	203
Derivative liabilities	(30)	(2)
Other liabilities	11	124
Net cash provided by operating activities	4,381	3,337

Cash flows from investing activities:
Purchase of investments in marketable securities	(5,757)	(2,209)
Proceeds from sales of investments in marketable securities	1,248	407
Proceeds from maturities of investments in marketable securities	4,107	1,711
Acquisition of finance receivables	(12,638)	(12,572)
Collection of finance receivables	12,004	12,173
Net change in wholesale and certain working capital receivables	1,651	466
Acquisition of investments in operating leases	(8,612)	(9,595)
Disposals of investments in operating leases	4,938	5,427
Net change in financing support provided to affiliates	232	973
Cash equivalents (restricted) to acquire finance receivables and investment in operating leases, net	-	(147)
Other, net	(37)	(32)
Net cash used in investing activities	(2,864)	(3,398)

Cash flows from financing activities:
Proceeds from issuance of debt	11,707	13,089
Payments on debt	(11,380)	(13,576)
Net change in commercial paper	(1,371)	1,093
Net change in financing support provided by affiliates	11	(9)
Net cash (used in) provided by financing activities	(1,033)	597
Net increase in cash and cash equivalents	484	536
Cash and cash equivalents at the beginning of the period	4,198	2,701
Cash and cash equivalents at the end of the period	$4,682	$3,237
Supplemental disclosures:
Interest paid, net	$851	$684
Income taxes paid (received), net	$85	$(5)

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and six months ended September 30, 2017 and 2016 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2017 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2018 (“fiscal 2018”).

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

In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and will require entities to measure equity investments at fair value and recognize any changes in fair value in earnings.  We will adopt this new guidance effective April 1, 2018 with a cumulative-effect adjustment to the current period opening balance of retained earnings. This guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in instrument-specific credit risk for instruments where the entity has elected the fair value option.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

In August 2017, the FASB issued new guidance that makes targeted improvements to accounting for hedging activities.  This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance provides new alternatives for applying hedge accounting and measuring the hedged item in fair value hedges of interest rate risk.  The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements.  This accounting guidance is effective for us on April 1, 2019.  We are currently evaluating the potential impact of this guidance on our consolidated financial statements and disclosures.

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

In April 2017, we adopted new FASB accounting guidance that further amends the analysis a reporting entity must perform to determine whether it should consolidate certain legal entities.  This guidance specifically addresses interests held through related parties that are under common control.  The adoption of this guidance did not change our consolidation conclusions and therefore did not have an impact on our consolidated financial statements.

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

	September 30, 2017
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$447	$1,251	$-	$-	$1,698
Certificates of deposit	-	2,700	-	-	2,700
Cash equivalents total	447	3,951	-	-	4,398
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,538	30	-	-	2,568
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	875	-	-	875
Commercial paper	-	5	-	-	5
Corporate debt securities	146	197	8	-	351
Mortgage-backed securities:
U.S. government agency	-	42	-	-	42
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	38	-	38
Asset-backed securities	-	-	36	-	36
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					669
Total return bond funds	1,531	-	-	-	1,531
Available-for-sale securities total	4,215	1,160	84	-	6,128
Derivative assets:
Interest rate swaps	-	426	-	-	426
Interest rate floors	-	1	-	-	1
Foreign currency swaps	-	314	-	-	314
Counterparty netting and collateral	-	-	-	(679)	(679)
Derivative assets total	-	741	-	(679)	62
Assets at fair value	4,662	5,852	84	(679)	10,588
Derivative liabilities:
Interest rate swaps	-	(244)	(12)	-	(256)
Foreign currency swaps	-	(360)	-	-	(360)
Counterparty netting and collateral	-	-	-	600	600
Liabilities at fair value	-	(604)	(12)	600	(16)
Net assets at fair value	$4,662	$5,248	$72	$(79)	$10,572

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	March 31, 2017
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$287	$1,045	$-	$-	$1,332
Certificates of deposit	-	2,630	-	-	2,630
Cash equivalents total	287	3,675	-	-	3,962
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,273	33	2	-	2,308
Municipal debt securities	-	11	-	-	11
Certificates of deposit	105	650	-	-	755
Corporate debt securities	211	150	8	-	369
Mortgage-backed securities:
U.S. government agency	-	45	-	-	45
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	37	-	37
Asset-backed securities	-	-	31	-	31
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,740
Total return bond funds	394	-	-	-	394
Available-for-sale securities total	2,983	889	80	-	5,692
Derivative assets:
Interest rate swaps	-	474	1	-	475
Interest rate floors	-	2	-	-	2
Foreign currency swaps	-	122	-	-	122
Counterparty netting and collateral	-	-	-	(548)	(548)
Derivative assets total	-	598	1	(548)	51
Assets at fair value	3,270	5,162	81	(548)	9,705
Derivative liabilities:
Interest rate swaps	-	(271)	(6)	-	(277)
Foreign currency swaps	-	(1,114)	(62)	-	(1,176)
Counterparty netting and collateral	-	-	-	1,407	1,407
Liabilities at fair value	-	(1,385)	(68)	1,407	(46)
Net assets at fair value	$3,270	$3,777	$13	$859	$9,659

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three and six months ended September 30, 2017 and 2016 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30, 2017
						Total net
						assets
	Available-for-sale securities				Derivative instruments, net	(liabilities)

				Total
	Corporate	Mortgage-	Asset-	available-	Interest
	debt	backed	backed	for-sale	rate
	securities	securities	securities	securities	swaps
Fair value, July 1, 2017	$8	$43	$35	$86	$12	$98
Total gains (losses)
Included in earnings	-	-	-	-	5	5
Included in other comprehensive income	-	-	1	1	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	5	5	-	5
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	(3)	(5)	(8)	(29)	(37)
Transfers in to Level 3	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-
Fair value, September 30, 2017	$8	$40	$36	$84	$(12)	$72
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date					$5	5

	Three Months Ended September 30, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, July 1, 2016	$2	$7	$45	$35	$89	$62	$(42)	$20	$109
Total gains (losses)
Included in earnings	-	-	-	-	-	-	(8)	(8)	(8)
Included in other comprehensive income	-	1	-	-	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	-	1	1	-	-	-	1
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(4)	(2)	(6)	(29)	1	(28)	(34)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2016	$2	$8	$41	$34	$85	$33	$(49)	$(16)	$69
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$-	$(8)	$(8)	$(8)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	Six Months Ended September 30, 2017
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
Total gains (losses)
Included in earnings	-	-	-	-	-	18	7	25	25
Included in other comprehensive income	-	-	-	1	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	5	16	21	-	-	-	21
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(4)	(12)	(16)	(25)	55	30	14
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	(2)	-	-	-	(2)	-	-	-	(2)
Fair value, September 30, 2017	$-	$8	$40	$36	$84	$(12)	$-	$(12)	$72
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$18	$-	$18	$18

	Six Months Ended September 30, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
Total gains (losses)
Included in earnings	-	-	-	-	-	20	(32)	(12)	(12)
Included in other comprehensive income	-	1	1	-	2	-	-	-	2
Purchases, issuances, sales, and settlements
Purchases	-	-	-	3	3	-	-	-	3
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(5)	(6)	(11)	(26)	(3)	(29)	(40)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, September 30, 2016	$2	$8	$41	$34	$85	$33	$(49)	$(16)	$69
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$20	$(32)	$(12)	$(12)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of September 30, 2017 and March 31, 2017.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three and six months ended September 30, 2017 and as of and for the year ended March 31, 2017.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	September 30, 2017
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$51,283	$-	$-	$51,349	$51,349
Wholesale	9,198	-	-	9,252	9,252
Real estate	4,637	-	-	4,560	4,560
Working capital	2,143	-	-	2,177	2,177

Financial liabilities
Commercial paper	$25,247	$-	$25,247	$-	$25,247
Unsecured notes and loans payable	58,327	-	57,166	2,058	59,224
Secured notes and loans payable	14,649	-	-	14,672	14,672

	March 31, 2017
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,682	$-	$-	$50,733	$50,733
Wholesale	10,819	-	-	10,881	10,881
Real estate	4,602	-	-	4,459	4,459
Working capital	2,218	-	-	2,222	2,222

Financial liabilities
Commercial paper	$26,632	$-	$26,632	$-	$26,632
Unsecured notes and loans payable	57,282	-	55,838	2,385	58,223
Secured notes and loans payable	14,319	-	-	14,322	14,322

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $131 million and $136 million at September 30, 2017 and March 31, 2017, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	September 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$2,576	$-	$(8)	$2,568
Municipal debt securities	9	2	-	11
Certificates of deposit	875	-	-	875
Commercial paper	5	-	-	5
Corporate debt securities	347	5	(1)	351
Mortgage-backed securities:
U.S. government agency	41	1	-	42
Non-agency residential	1	1	-	2
Non-agency commercial	38	-	-	38
Asset-backed securities	36	-	-	36
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	30	-	-	30
U.S. government sector fund	189	5	(1)	193
Municipal sector fund	8	-	-	8
Investment grade corporate sector fund	95	1	-	96
High-yield sector fund	30	3	-	33
Real return sector fund	5	-	-	5
Mortgage sector fund	146	3	-	149
Asset-backed securities sector fund	56	2	-	58
Emerging market sector fund	38	4	-	42
International sector fund	54	1	-	55
Total return bond funds	1,510	21	-	1,531
Total investments in marketable securities	$6,089	$49	$(10)	$6,128

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of September 30, 2017 and March 31, 2017.

Realized Gains and Losses on Securities

The following table represents realized gains and losses on our available-for-sale securities presented in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Available-for-sale securities:
Realized gains on sales	$1	$80	$43	$93
Realized losses on sales	$-	$-	$(1)	$-
Other-than-temporary impairment	$-	$(10)	$-	$(10)

Contractual Maturities

The amortized cost, fair value, and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	September 30, 2017
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$1,980	$1,978
Due after 1 year through 5 years	1,606	1,604
Due after 5 years through 10 years	142	142
Due after 10 years	84	86
Mortgage-backed and asset-backed securities[1]	116	118
Total	$3,928	$3,928

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities do not have a single maturity date.

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

Finance receivables, net consisted of the following:

	September 30,	March 31,
	2017	2017
Retail receivables	$39,732	$38,338
Securitized retail receivables	12,423	13,071
Dealer financing	16,231	17,899
	68,386	69,308

Deferred origination (fees) and costs, net	642	644
Deferred income	(1,150)	(1,023)
Allowance for credit losses
Retail and securitized retail receivables	(359)	(344)
Dealer financing	(123)	(123)
Total allowance for credit losses	(482)	(467)
Finance receivables, net	$67,396	$68,462

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	September 30,	March 31,
	2017	2017
Aging of finance receivables:
Current	$51,204	$50,631
30-59 days past due	691	586
60-89 days past due	179	129
90 days or greater past due	81	63
Total	$52,155	$51,409

	Wholesale		Real Estate		Working Capital
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2017	2017	2017	2017	2017	2017
Credit quality indicators:
Performing	$8,123	$9,592	$3,993	$4,010	$2,020	$2,082
Credit Watch	1,094	1,269	660	613	129	143
At Risk	55	12	55	45	22	5
Default	42	78	34	45	4	5
Total	$9,314	$10,951	$4,742	$4,713	$2,175	$2,235

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2017	2017	2017	2017	2017	2017

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$75	$93	$75	$93	$13	$12
Real estate	88	94	88	94	9	12
Working capital	44	31	44	31	23	9
Total	$207	$218	$207	$218	$45	$33

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$98	$134	$98	$134
Real estate	98	105	98	105
Working capital	-	-	-	-
Total	$196	$239	$196	$239

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$220	$220	$218	$217
Total	$220	$220	$218	$217

Total impaired account balances:
Retail loan	$220	$220	$218	$217
Wholesale	173	227	173	227
Real estate	186	199	186	199
Working capital	44	31	44	31
Total	$623	$677	$621	$674

As of September 30, 2017 and March 31, 2017, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $220 million and $251 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of September 30, 2017 and March 31, 2017, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 6 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$101	$59	$98	$72	$-	$1	$1	$1
Real estate	91	87	92	98	1	-	2	1
Working capital	44	33	40	34	1	1	1	1
Total	$236	$179	$230	$204	$2	$2	$4	$3

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$116	$160	$122	$168	$1	$-	$2	$2
Real estate	97	112	100	108	1	2	2	3
Working capital	-	-	-	1	-	-	-	-
Total	$213	$272	$222	$277	$2	$2	$4	$5

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$222	$224	$221	$225	$4	$4	$8	$8
Total	$222	$224	$221	$225	$4	$4	$8	$8

Total impaired account balances:
Retail loan	$222	$224	$221	$225	$4	$4	$8	$8
Wholesale	217	219	220	240	1	1	3	3
Real estate	188	199	192	206	2	2	4	4
Working capital	44	33	40	35	1	1	1	1
Total	$671	$675	$673	$706	$8	$8	$16	$16

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  Interest income recognized using a cash-basis method of accounting during the three and six months ended September 30, 2017 and 2016 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2017 and 2016 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and six months ended September 30, 2017 and 2016.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2017 and 2016, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and six months ended September 30, 2017 and 2016, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	September 30,	March 31,
	2017	2017
Investments in operating leases	$40,783	$41,874
Securitized investments in operating leases	9,105	6,502
	49,888	48,376
Deferred origination (fees) and costs, net	(218)	(201)
Deferred income	(1,447)	(1,196)
Accumulated depreciation	(9,246)	(8,672)
Allowance for credit losses	(154)	(155)
Investments in operating leases, net	$38,823	$38,152

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Allowance for credit losses at beginning of period	$611	$489	$622	$535
Provision for credit losses	127	161	212	213
Charge-offs, net of recoveries	(102)	(124)	(198)	(222)
Allowance for credit losses at end of period	$636	$526	$636	$526

Charge-offs are shown net of recoveries of $22 million and $45 million for the three and six months ended September 30, 2017, respectively, and recoveries of $20 million and $40 million for the three and six months ended September 30, 2016 , respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Three Months Ended September 30, 2017
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, July 1, 2017	$322	$131	$453
Charge-offs	(86)	-	(86)
Recoveries	13	-	13
Provisions	110	(8)	102
Ending balance, September 30, 2017	$359	$123	$482

	Six Months Ended September 30, 2017
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2017	$344	$123	$467
Charge-offs	(165)	-	(165)
Recoveries	26	-	26
Provisions	154	-	154
Ending balance, September 30, 2017	$359	$123	$482

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$45	$45
Ending balance: Collectively evaluated for impairment	$359	$78	$437

Finance Receivables:
Ending balance, September 30, 2017	$52,155	$16,231	$68,386
Ending balance: Individually evaluated for impairment	$-	$403	$403
Ending balance: Collectively evaluated for impairment	$52,155	$15,828	$67,983

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $220 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of September 30, 2017, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment. The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2017 includes $1,086 million in finance receivables that are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”), and $175 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

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

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$27	$27
Ending balance: Collectively evaluated for impairment	$295	$67	$362

Finance Receivables:
Ending balance, September 30, 2016	$50,711	$15,445	$66,156
Ending balance: Individually evaluated for impairment	$-	$435	$435
Ending balance: Collectively evaluated for impairment	$50,711	$15,010	$65,721

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $224 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of September 30, 2016, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2016 includes $1,054 million in finance receivables that are guaranteed by TMS, and $158 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	September 30,	March 31,
	2017	2017
Aggregate balances 60 or more days past due
Finance receivables	$260	$192
Investments in operating leases	123	95
Total	$383	$287

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	September 30, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$691	$179	$81	$951	$51,204	$52,155	$59
Wholesale	-	-	-	-	9,314	9,314	-
Real estate	-	-	-	-	4,742	4,742	-
Working capital	-	-	-	-	2,175	2,175	-
Total	$691	$179	$81	$951	$67,435	$68,386	$59

	March 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$586	$129	$63	$778	$50,631	$51,409	$41
Wholesale	-	-	-	-	10,951	10,951	-
Real estate	-	-	-	-	4,713	4,713	-
Working capital	3	-	-	3	2,232	2,235	-
Total	$589	$129	$63	$781	$68,527	$69,308	$41

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of September 30, 2017, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all of our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2017 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	September 30, 2017
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$64,717	$426	$64,717	$426
Interest rate floors	-	-	847	1	847	1
Foreign currency swaps	271	21	5,519	293	5,790	314
Total	$271	$21	$71,083	$720	$71,354	$741

Counterparty netting and collateral held						(679)
Carrying value of derivative contracts – Other assets						$62

Other liabilities:
Interest rate swaps	$-	$-	$47,224	$256	$47,224	$256
Interest rate caps	-	-	30	-	30	-
Foreign currency swaps	93	3	6,651	357	6,744	360
Total	$93	$3	$53,905	$613	$53,998	$616

Counterparty netting and collateral posted						(600)
Carrying value of derivative contracts – Other liabilities						$16

As of September 30, 2017, we held collateral of $309 million, which offset derivative assets, and posted collateral of $230 million, which offset derivative liabilities.  We also held excess collateral of $7 million, which we did not use to offset derivative assets, and we posted excess collateral of $4 million which we did not use to offset derivative liabilities.

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest expense on debt	$484	$377	$951	$736
Interest income on derivatives	(18)	(5)	(34)	(7)
Interest expense on debt and derivatives, net	466	372	917	729

Loss (gain) on hedge accounting derivatives:
Foreign currency swaps	3	(4)	10	(37)
Loss (gain) on hedge accounting derivatives	3	(4)	10	(37)
Less hedged item: change in fair value of fixed rate debt denominated in a foreign currency	(3)	4	(10)	37
Ineffectiveness related to hedge accounting derivatives	-	-	-	-

Loss (gain) on debt denominated in foreign currencies and U.S. dollar non-hedge accounting derivatives:
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	373	156	1,023	(62)
(Gain) loss on non-hedge accounting foreign currency swaps	(383)	(156)	(1,033)	32
Gain on U.S. dollar non-hedge accounting interest rate swaps	(4)	(75)	(7)	(95)
Total interest expense	$452	$297	$900	$604

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

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the three and six months ended September 30, 2017 and 2016 as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	September 30,	March 31,
	2017	2017
Other assets:
Notes receivable from affiliates	$591	$823
Used vehicles held for sale	298	264
Income taxes receivable	81	-
Derivative assets	62	51
Other assets	1,011	906
Total other assets	$2,043	$2,044

Other liabilities:
Unearned insurance premiums and contract revenues	$2,226	$2,154
Accounts payable and accrued expenses	1,020	1,057
Deferred income	485	468
Income taxes payable	-	62
Derivative liabilities	16	46
Other liabilities	175	165
Total other liabilities	$3,922	$3,952

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	September 30,	March 31,	September 30,	March 31,
	2017	2017	2017	2017
Commercial paper	$25,247	$26,632	1.28%	1.11%
Unsecured notes and loans payable	58,327	57,282	2.02%	1.91%
Secured notes and loans payable	14,649	14,319	1.58%	1.32%
Total debt	$98,223	$98,233	1.76%	1.60%

The carrying value of our debt includes unamortized premiums, discounts and debt issuance costs of $313 million and $307 million as of September 30, 2017 and March 31, 2017, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $25.3 billion, $58.6 billion, and $14.7 billion, respectively, as of September 30, 2017, and $26.7 billion, $57.4 billion and $14.3 billion, respectively, as of March 31, 2017.

As of September 30, 2017, our commercial paper had a weighted average remaining maturity of 99 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0.0 percent to 5.8 percent at September 30, 2017 and March 31, 2017.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  At September 30, 2017 and March 31, 2017, the carrying values of these foreign currency denominated unsecured notes and loans payable were $12.3 billion and $13.3 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 0.9 percent to 2.1 percent at September 30, 2017 and 0.8 percent to 2.1 percent at March 31, 2017.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	September 30, 2017
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$712	$12,423	$12,219	$6	$10,232	$6
Investments in operating leases	296	9,105	6,774	123	4,417	2
Total	$1,008	$21,528	$18,993	$129	$14,649	$8

	March 31, 2017
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$856	$13,071	$12,865	$7	$11,017	$5
Investments in operating leases	211	6,502	4,888	80	3,302	1
Total	$1,067	$19,573	$17,753	$87	$14,319	$6

Restricted Cash shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,578 million and $1,526 million of securities retained by TMCC at September 30, 2017 and March 31, 2017, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017 and revenues earned from these dealers during the three and six months ended September 30, 2017 and 2016 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of September 30, 2017 and March 31, 2017 and revenues earned under these relationships during the three and six months ended September 30, 2017 and 2016 were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2017 and March 31, 2017.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2017, TMCC had committed bank credit facilities totaling $5.6 billion of which $2.2 billion, $400 million, $2.3 billion, and $725 million mature in fiscal 2018, 2019, 2020, and 2021, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2017 and March 31, 2017. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	September 30,	March 31,
	2017	2017
Commitments:
Credit facilities commitments with dealers	$1,322	$1,199
Minimum lease commitments	173	59
Total commitments	1,495	1,258
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,595	$1,358

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

In July 2017, we entered into a 15-year lease agreement, which expires in August 2032, with Toyota Motor North America, Inc. (“TMNA”) for our new headquarters facility in Plano, Texas.  Minimum lease commitments in the table above include $114 million and $10 million for facilities leases with affiliates at September 30, 2017 and March 31, 2017, respectively.  At September 30, 2017, minimum future commitments under lease agreements to which we are a lessee, including those with affiliates, are as follows:

Future minimum
Years ending March 31,	lease payments
2018	$15
2019	24
2020	20
2021	15
2022	18
Thereafter	81
Total	$173

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

We are in the process of moving our corporate headquarters operations from Torrance, California to Plano, Texas as part of Toyota Motor Corporation’s consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility.   The relocation of our headquarters operations is expected to be substantially complete by the end of calendar year 2017.  Relocation costs for employees and other relocation expenses are currently estimated to be approximately $120 million and are being expensed as incurred.  To date, the Company has incurred $96 million in relocation expenses.  The relocation costs incurred during the three and six months ended September 30, 2017 were $23 million and $34 million, respectively, compared to $11 million and $17 million during the same periods of fiscal 2017.  We have not incurred significant lease termination costs as a result of our relocation.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2017 and March 31, 2017.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2017, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2017 and March 31, 2017, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 37 percent for the three and six months ended September 30, 2017 and 2016.  Our provision for income taxes was $70 million and $166 million for the three and six months ended September 30, 2017, compared to $95 million and $241 million for the same periods in fiscal 2017.   The decrease in the provision for income taxes for the three and six months ended September 30, 2017 is consistent with the decrease in our income before tax compared to the same periods in fiscal 2017.

Tax-related Contingencies

As of September 30, 2017, we remain under IRS examination for fiscal 2017 and fiscal 2018.  The IRS examination for fiscal 2016 was concluded in the first quarter of fiscal 2018.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the quarter ended September 30, 2017, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $3.0 billion and $1.0 billion at September 30, 2017 and March 31, 2017, and were primarily due to the deferred deduction of allowance for credit and residual value losses and federal tax loss carryforward that expires in fiscal 2038.  The total deferred tax liability, net of these deferred tax assets, was $8.1 billion and $7.9 billion at September 30, 2017 and March 31, 2017, respectively.  Realization with respect to the federal tax loss carryforward is dependent on generating sufficient income prior to expiration of the loss carryforward.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of September 30, 2017, there were no material changes to our related party agreements or relationships as described in our fiscal 2017 Form 10-K.  The tables below summarize amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total financing revenues:
Manufacturers’ subvention and other revenues	$382	$334	$750	$670

Interest expense:
Credit support fees incurred	$24	$23	$47	$46
Interest and other expenses	$-	$-	$1	$1

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$45	$35	$89	$69

Investment and other income, net:
Interest and other income	$3	$3	$7	$5

Expenses:
Operating and administrative	$23	$17	$42	$34
Insurance losses and loss adjustment expenses[1]	$1	$-	$(4)	$1

[1]	Amount includes the transfer of insurance losses and loss adjustment expenses from the purchase of a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)

	September 30,	March 31,
	2017	2017
Assets:
Investments in marketable securities
Investments in commercial paper	$5	$-

Finance receivables, net
Accounts receivable	$133	$138
Deferred retail subvention income	$(1,095)	$(967)

Investments in operating leases, net
Investments in operating leases, net	$6	$4
Deferred lease subvention income	$(1,428)	$(1,174)

Other assets
Notes receivable	$591	$823
Other receivables, net	$243	$202

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$330	$332
Other payables, net	$59	$74
Notes payable	$24	$13

TMCC receives subvention payments from TMS which results in a gross monthly subvention receivable.  As of September 30, 2017 and March 31, 2017, the subvention receivable from TMS was $227 million and $165 million, respectively. The subvention receivable is recorded in Other receivables, net in Other assets as of September 30, 2017 and March 31, 2017.  We have a master netting agreement with TMS and TMNA which allows us to net settle payments for shared services and subvention transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended September 30, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,647	$-	$-	$2,647
Depreciation on operating leases	1,719	-	-	1,719
Interest expense	455	-	(3)	452
Net financing revenues	473	-	3	476

Insurance earned premiums and contract revenues	-	221	-	221
Investment and other income, net	36	22	(3)	55
Realized gains, net on investments in marketable securities	-	1	-	1
Net financing and other revenues	509	244	-	753

Expenses:
Provision for credit losses	127	-	-	127
Operating and administrative expenses	259	78	-	337
Insurance losses and loss adjustment expenses	-	102	-	102
Total expenses	386	180	-	566

Income before income taxes	123	64	-	187
Provision for income taxes	47	23	-	70

Net income	$76	$41	$-	$117

	Six Months Ended September 30, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$5,245	$-	$-	$5,245
Depreciation on operating leases	3,400	-	-	3,400
Interest expense	906	-	(6)	900
Net financing revenues	939	-	6	945

Insurance earned premiums and contract revenues	-	437	-	437
Investment and other income, net	68	40	(6)	102
Realized gains, net on investments in marketable securities	-	42	-	42
Net financing and other revenues	1,007	519	-	1,526

Expenses:
Provision for credit losses	212	-	-	212
Operating and administrative expenses	492	158	-	650
Insurance losses and loss adjustment expenses	-	216	-	216
Total expenses	704	374	-	1,078

Income before income taxes	303	145	-	448
Provision for income taxes	112	54	-	166

Net income	$191	$91	$-	$282

Total assets at September 30, 2017	$116,463	$4,741	$(1,104)	$120,100

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information (Continued)

	Three Months Ended September 30, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,496	$-	$-	$2,496
Depreciation on operating leases	1,683	-	-	1,683
Interest expense	297	-	-	297
Net financing revenues	516	-	-	516

Insurance earned premiums and contract revenues	-	199	-	199
Investment and other income, net	24	18	-	42
Realized gains (losses), net on investments in marketable securities	76	(6)	-	70
Net financing and other revenues	616	211	-	827

Expenses:
Provision for credit losses	161	-	-	161
Operating and administrative expenses	242	75	-	317
Insurance losses and loss adjustment expenses	-	91	-	91
Total expenses	403	166	-	569

Income before income taxes	213	45	-	258
Provision for income taxes	80	15	-	95

Net income	$133	$30	$-	$163

	Six Months Ended September 30, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$4,954	$-	$-	$4,954
Depreciation on operating leases	3,272	-	-	3,272
Interest expense	604	-	-	604
Net financing revenues	1,078	-	-	1,078

Insurance earned premiums and contract revenues	-	392	-	392
Investment and other income, net	47	34	-	81
Realized gains (losses), net on investments in marketable securities	87	(4)	-	83
Net financing and other revenues	1,212	422	-	1,634

Expenses:
Provision for credit losses	213	-	-	213
Operating and administrative expenses	452	144	-	596
Insurance losses and loss adjustment expenses	-	180	-	180
Total expenses	665	324	-	989

Income before income taxes	547	98	-	645
Provision for income taxes	205	36	-	241

Net income	$342	$62	$-	$404

Total assets at September 30, 2016	$112,355	$4,417	$(979)	$115,793

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota and Lexus sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and competitive pressures.  Our financial results may also be affected by the regulatory environment in which we operate, including as a result of compliance costs or changes we may be required to make to our business practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on consumer contract and dealer financing volume.  Changes in the volume of vehicle sales, utilization of our insurance programs, or the level of coverage purchased by affiliates could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2018 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2018 (“fiscal 2018”), the United States (“U.S.”) economy experienced stability as consumer confidence increased, the housing market remained strong and unemployment rates remained low.  However, consumer debt levels continue to be elevated, which could result in an increase in our delinquencies and credit losses in the future.

Industry-wide vehicle sales in the U.S. decreased slightly despite elevated sales incentives during the first half of fiscal 2018 as compared to the same period in fiscal 2017.  Vehicle sales by TMS increased 4 percent in the first half of fiscal 2018 compared to the same period in fiscal 2017 due to a combination of higher incentives and increased consumer demand for Toyota vehicles.  Our financing volume decreased 6 percent and our overall market share decreased 5 percentage points for the first half of fiscal 2018 compared to the same period in fiscal 2017.  The decreases in financing volume and market share are primarily due to competition from other financial institutions.

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

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during the first half of fiscal 2018.  During the first half of fiscal 2018, our interest expense increased compared to the same period in fiscal 2017 due to higher weighted average interest rates as well as an increase in the amount of outstanding debt.  Future changes in interest rates in the U.S. and foreign markets could result in further volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Net income:
Finance operations[1]	$76	$133	$191	$342
Insurance operations[1]	41	30	91	62
Total net income	$117	$163	$282	$404

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $282 million and $117 million for the first half and second quarter of fiscal 2018 compared to net income of $404 million and $163 million for the same periods of fiscal 2017.  The decrease in net income for the first half of fiscal 2018 compared to the same period in fiscal 2017 was primarily due to a $296 million increase in interest expense, a $128 million increase in depreciation on operating leases, and a $54 million increase in operating and administrative expenses, partially offset by a $291 million increase in total financing revenues, and a $75 million decrease in provision for income taxes.  The decrease in net income for the second quarter of fiscal 2018 compared to the same period in fiscal 2017 was primarily due to a $155 million increase in interest expense, a $69 million decrease in realized gains, net on investments in marketable securities, and a $36 million increase in depreciation on operating leases, partially offset by a $151 million increase in total financing revenues, a $34 million decrease in provision for credit losses, and a $25 million decrease in provision for income taxes.

Our overall capital position increased $0.3 billion, bringing total shareholder’s equity to $9.8 billion at September 30, 2017 as compared to $9.5 billion at March 31, 2017.  Our debt remained consistent at $98.2 billion at September 30, 2017 and March 31, 2017.  Our debt-to-equity ratio decreased to 10.0 at September 30, 2017 from 10.3 at March 31, 2017.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Financing revenues:
Operating lease	$2,016	$1,925	5%	$3,997	$3,816	5%
Retail	490	459	7%	964	915	5%
Dealer	141	112	26%	284	223	27%
Total financing revenues	2,647	2,496	6%	5,245	4,954	6%
Depreciation on operating leases	1,719	1,683	2%	3,400	3,272	4%
Interest expense[1]	455	297	53%	906	604	50%
Net financing revenues	473	516	(8)%	939	1,078	(13)%

Investment and other income, net	36	24	50%	68	47	45%
Realized gains, net on investments in marketable securities	-	76	(100)%	-	87	(100)%
Net financing and other revenues	509	616	(17)%	1,007	1,212	(17)%

Expenses:
Provision for credit losses	127	161	(21)%	212	213	-%
Operating and administrative expenses	259	242	7%	492	452	9%
Total expenses	386	403	(4)%	704	665	6%

Income before income taxes	123	213	(42)%	303	547	(45)%
Provision for income taxes	47	80	(41)%	112	205	(45)%

Net income from finance operations	$76	$133	(43)%	$191	$342	(44)%
[1]	Amounts include intercompany interest expense with Insurance Operations of $6 million and $3 million during the first half and second quarter of fiscal 2018.

Our finance operations reported net income of $191 million and $76 million for the first half and second quarter of fiscal 2018, respectively, compared to net income of $342 million and $133 million for the same periods in fiscal 2017.  Finance operations results for the first half of fiscal 2018 decreased compared to same period in fiscal 2017 driven by a $302 million increase in interest expense, a $128 million increase in depreciation on operating leases, a $87 million decrease in realized gains, net on investments in marketable securities, and a $40 million increase in operating and administrative expenses, partially offset by a $291 million increase in total financing revenues, and a $93 million decrease in provision for income taxes.  Finance operations results for the second quarter of fiscal 2018 decreased compared to the same period in fiscal 2017, primarily due to a $158 million increase in interest expense, a $76 million decrease in realized gains, net on investments in marketable securities, and a $36 million increase in depreciation on operating leases, partially offset by a $151 million increase in total financing revenues, a $34 million decrease in provision for credit losses, and a $33 million decrease in provision for income taxes.

Financing Revenues

Total financing revenues increased 6 percent during the first half and second quarter of fiscal 2018 as compared to the same periods in fiscal 2017 due to the following:

•

Operating lease revenues increased 5 percent in the first half and second quarter of fiscal 2018 as compared to the same periods in fiscal 2017, due to higher average outstanding earning asset balances and higher portfolio yields.  The increase in our portfolio yields was partially offset by an increase in our depreciation expense.

•

Retail financing revenues increased 5 percent and 7 percent in the first half and second quarter of fiscal 2018, respectively, as compared to the same periods in fiscal 2017 due to higher portfolio yields and higher average outstanding earning asset balances.

•

Dealer financing revenues increased 27 percent and 26 percent in the first half and second quarter of fiscal 2018, respectively, as compared to the same periods in fiscal 2017, primarily due to higher portfolio yields and higher average outstanding earning asset balances.

Our total portfolio yield, which includes operating lease revenues net of depreciation, as well as retail and dealer financing revenues, increased slightly to 3.4 percent and 3.5 percent for the first half and second quarter of fiscal 2018, respectively, compared to 3.3 percent and 3.2 percent for the same periods in fiscal 2017.

Depreciation on Operating Leases

Depreciation on operating leases increased 4 percent and 2 percent during the first half and second quarter of fiscal 2018, respectively, as compared to the same periods in fiscal 2017.  The increase in depreciation during the first half and second quarter of fiscal 2018 as compared to the same periods in fiscal 2017 was primarily attributable to an increase in average operating lease units outstanding as well as deterioration in expected used vehicle values for Toyota and Lexus vehicles over the last year.  In the first half and second quarter of fiscal 2017, we experienced higher maturities of short-term leases which increased depreciation expense as our severity on short-term leases is typically higher.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Interest expense on debt	$484	$377	$951	$736
Interest income on derivatives	(18)	(5)	(34)	(7)
Interest expense on debt and derivatives	466	372	917	729

Ineffectiveness related to hedge accounting derivatives	-	-	-	-
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	373	156	1,023	(62)
(Gain) loss on non-hedge accounting foreign currency swaps	(383)	(156)	(1,033)	32
Gain on U.S. dollar non-hedge accounting interest rate swaps	(4)	(75)	(7)	(95)
Total interest expense	$452	$297	$900	$604

During the first half and second quarter of fiscal 2018, total interest expense increased to $900 million and $452 million, respectively, from $604 million and $297 million, respectively, in the same periods in fiscal 2017.  The increase in total interest expense for the first half and second quarter of fiscal 2018 compared to the same periods in fiscal 2017 is primarily attributable to an increase in interest expense on debt, and lower gains on U.S. dollar non-hedge accounting interest rate swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, commercial paper and derivatives, and includes amortization of discounts, premiums, debt issuance costs, and basis adjustments.  Interest expense on debt and derivatives in the first half and second quarter of fiscal 2018 increased to $917 million and $466 million, respectively, from $729 million and $372 million, in the same periods in fiscal 2017.  The increases in interest expense on debt and derivatives are primarily due to higher weighted average interest rates as well as an increase in the amount of outstanding debt.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During both the first half and second quarter of fiscal 2018, we recorded a net gain of $10 million as gains on our non-hedge accounting foreign currency swaps were largely offset by losses on our non-hedge accounting debt denominated in foreign currencies as a result of offsetting foreign currency swap rates across the various currencies in which our debt is denominated.  During the first half of fiscal 2017, the net gains of $30 million on our debt denominated in foreign currencies, net of foreign currency swaps, resulted primarily from a decrease in most foreign currency swap rates in which our debt is denominated.  During the second quarter of fiscal 2017, changes in debt denominated in foreign currencies directly offset changes in foreign currency swaps as a result of minimal changes in foreign currency swap rates.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the change in the valuation of interest rate swaps.  During the first half of fiscal 2018, we recorded gains of $7 million primarily as a result of slight decreases in the longer tenor U.S. dollar swap rates, with the gains from our longer-term pay-float swaps exceeding the losses on our shorter-term pay-fixed swaps. During the second quarter of fiscal 2018, we recorded gains of $4 million as a result of increases in U.S. dollar swap rates across all relevant tenors, with the gains on our shorter-term pay-fixed swaps exceeding the losses on our longer-term pay-float swaps.   During the first half and second quarter of fiscal 2017, we recorded gains of $95 million and $75 million, respectively, as a result of an increase in U.S. dollar swap rates in the short and medium term tenors.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Realized Gains, Net on Investments in Marketable Securities

During the first half and second quarter of fiscal 2017, our finance operations reported realized gains, net on investments in marketable securities of $87 million and $76 million, respectively.  The realized gains, net on marketable securities were due to the sale of a portion of our fixed income mutual funds to take advantage of favorable market conditions, that occurred in the second quarter of fiscal 2017.

Provision for Credit Losses

The provision for credit losses remained relatively consistent at $212 million and $213 million for the first half of fiscal 2018 and fiscal 2017, respectively.  We recorded a provision for credit losses of $127 million and $161 million for the second quarter of fiscal 2018 and fiscal 2017,  respectively.  The decrease in the provision for credit losses for the second quarter of fiscal 2018 compared to the same period in fiscal 2017 was attributable to favorable credit loss experience.

Operating and Administrative Expenses

Operating and administrative expenses increased 9 percent and 7 percent during the first half and second quarter of fiscal 2018, respectively, compared to the same periods in fiscal 2017 primarily due to increases in general operating expenses and information technology expenditures, including the continued development of future enhancements to our core servicing program.  We continue to incur expenses associated with the relocation of our headquarters operations to Plano, Texas including deferred compensation expense, employee relocation and other relocation related expenses.  We expect to incur additional expenses over the next few years relating to our relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Agreements (units in thousands)
Issued	650	629	3%	1,285	1,229	5%
Average in force	8,194	7,241	13%	8,077	7,121	13%

(Dollars in millions)
Insurance earned premiums and contract revenues	$221	$199	11%	$437	$392	11%
Investment and other income, net	22	18	22%	40	34	18%
Realized gains (losses), net on investments in marketable securities	1	(6)	117%	42	(4)	1150%
Revenues from insurance operations	244	211	16%	519	422	23%

Expenses:
Insurance losses and loss adjustment expenses	102	91	12%	216	180	20%
Operating and administrative expenses	78	75	4%	158	144	10%
Total expenses	180	166	8%	374	324	15%

Income before income taxes	64	45	42%	145	98	48%
Provision for income taxes	23	15	53%	54	36	50%

Net income from insurance operations	$41	$30	37%	$91	$62	47%

Our insurance operations reported net income of $91 million and $41 million for the first half and second quarter of fiscal 2018, respectively, compared to $62 million and $30 million for the same periods in fiscal 2017.  The increase in net income for the first half of fiscal 2018 was primarily due to a $46 million increase in realized gains, net on investments in marketable securities, and a $45 million increase in insurance earned premiums and contract revenues, partially offset by a $36 million increase in insurance losses and loss adjustment expenses, a $18 million increase in provision for income taxes, and a $14 million increase in operating and administrative expenses.   The increase in net income for the second quarter of fiscal 2018, compared to the same period in fiscal 2017, was primarily due to a $22 million increase in insurance earned premiums and contract revenues, and a $7 million increase in realized gains, net on investments in marketable securities, partially offset by a $11 million increase in insurance losses and loss adjustment expenses, and a $8 million increase in provision for income taxes.

Agreements issued increased 5 percent and 3 percent during the first half and second quarter of fiscal 2018, respectively, compared to the same periods in fiscal 2017.  The average number of agreements in force increased 13 percent during the first half and second quarter of fiscal 2018 compared to the same periods in fiscal 2017.  The increases in the agreements issued in both periods were primarily due to increased sales of guaranteed auto protection agreements, partially offset by a decrease in sales of certified pre-owned vehicle warranties. The increases in the average in force agreements in both periods were primarily due to increased sales of prepaid maintenance contracts, tire and wheel protection agreements, and guaranteed auto protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $437 million and $221 million for the first half and second quarter of fiscal 2018, respectively, compared to $392 million and $199 million for the same periods in fiscal 2017.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in insurance earned premiums and contract revenues in the first half and second quarter of fiscal 2018, respectively, compared to the same periods in fiscal 2017 was primarily due to an increase in the average in force agreements.

Realized Gains, Net on Investments in Marketable Securities

Our insurance operations reported realized gains, net on investments in marketable securities of $42 million and $1 million for the first half and second quarter of fiscal 2018, respectively, compared to realized losses, net on investments in marketable securities of $4 million and $6 million for the same periods in fiscal 2017.  The increase in realized gains, net on investments in marketable securities for the first half of fiscal 2018 compared to the same period in fiscal 2017 was due to the sale of a portion of our fixed income mutual funds portfolio to take advantage of favorable market conditions, which occurred in the first quarter of fiscal 2018.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $216 million and $102 million for the first half and second quarter of fiscal 2018, respectively, compared to $180 million and $91 million for the same periods in fiscal 2017.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in insurance losses and loss adjustment expenses in the first half and second quarter of fiscal 2018 compared to the same periods in fiscal 2017 was primarily due to an increase in our prepaid maintenance, guaranteed auto protection, and tire and wheel protection losses.  The increases in both our prepaid maintenance and tire and wheel protection losses were due to a higher number of average in force agreements, as well as an increase in the severity of prepaid maintenance claims.  The increase in our guaranteed auto protection losses was the result of increases in both frequency and severity of claims due to deterioration in used vehicle values.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $158 million and $78 million for the first half and second quarter of fiscal 2018, respectively, compared to $144 million and $75 million for the same periods in fiscal 2017.  The increase in operating and administrative expenses in the first half and second quarter of fiscal 2018 compared to the same periods in fiscal 2017 was attributable to higher product and general operating expenses driven by the continued growth of our insurance business, as well as an increase in insurance dealer back-end program expenses.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.  We continue to incur expenses associated with the relocation of our headquarters operations to Plano, Texas including deferred compensation expense, employee relocation and other relocation related expenses.  We expect to incur additional expenses over the next few years relating to our relocation.

Provision for Income Taxes

Our overall provision for income taxes was $166 million and $70 million for the first half and second quarter of fiscal 2018, respectively, compared to $241 million and $95 million for the same periods in fiscal 2017.  Our effective tax rate was 37 percent for the first half and second quarter of both fiscal 2018 and fiscal 2017. The decrease in the provision for income taxes for the first half and second quarter of fiscal 2018 compared to the same periods in fiscal 2017 is consistent with the decrease in our income before taxes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2017	2016	Change	2017	2016	Change
TMS new sales volume[1]	539	500	8%	1,009	968	4%

Vehicle financing volume[2]
New retail contracts	172	167	3%	319	311	3%
Used retail contracts	64	74	(14)%	132	146	(10)%
Lease contracts	139	154	(10)%	270	306	(12)%
Total	375	395	(5)%	721	763	(6)%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	99	104	(5)%	181	195	(7)%
Used retail contracts	16	21	(24)%	37	43	(14)%
Lease contracts	130	132	(2)%	249	260	(4)%
Total	245	257	(5)%	467	498	(6)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	57.6%	62.3%		56.7%	62.7%
Used retail contracts	25.0%	28.4%		28.0%	29.5%
Lease contracts	93.5%	85.7%		92.2%	85.0%
Overall subvened contracts	65.3%	65.1%		64.8%	65.3%

Market share:[3]
Retail contracts	31.9%	33.2%		31.5%	32.0%
Lease contracts	25.6%	30.0%		26.6%	30.7%
Total	57.5%	63.2%		58.1%	62.7%

[1]

Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume was comprised of 85 percent Toyota and 15 percent Lexus for the first half and second quarter of fiscal 2018.  TMS new sales volume was comprised of 84 percent Toyota and 16 percent Lexus for the first half and second quarter of fiscal 2017.

[2]

Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first half and second quarter of fiscal 2018.  Total financing volume was comprised of approximately 79 percent Toyota, 18 percent Lexus, and 3 percent non-Toyota/Lexus for the first half and second quarter of fiscal 2017.

[3]

Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMS new sales volume as well as the level of TMS sponsored subvention.  Vehicle sales by TMS increased 4 percent and 8 percent for the first half and second quarter of fiscal 2018 compared to the same periods in fiscal 2017 primarily due to a combination of higher incentives and increased consumer demand for Toyota vehicles.  Our financing volume decreased 6 percent and 5 percent and our overall market share decreased 5 percentage points and 6 percentage points for the first half and second quarter of fiscal 2018, respectively, compared to the same periods in fiscal 2017 primarily due to competition from other financial institutions.  Our financing volume and market share were further impacted by increased competition for non-subvened lease contracts.

The composition of our net earning assets is summarized below:

	September 30,	March 31,
(Dollars in millions)	2017	2017	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$51,287	$50,686	1%
Dealer financing, net[1]	16,109	17,776	(9)%
Total finance receivables, net	67,396	68,462	(2)%
Investments in operating leases, net	38,823	38,152	2%
Net earning assets	$106,219	$106,614	-%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	988	993	(1)%
Dealers outside of the Toyota/Lexus dealer network	368	371	(1)%
Total number of dealers receiving wholesale financing	1,356	1,364	(1)%

Dealer inventory outstanding (units in thousands)	286	340	(16)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 3 percent during the first half and second quarter of fiscal 2018 as compared to the same periods in fiscal 2017 driven by an increase in TMS new vehicle sales volume.  Our retail market share decreased 1 percentage point during the first half and second quarter of fiscal 2018 compared to the same periods in fiscal 2017.  Our retail finance receivables, net increased slightly at September 30, 2017 as compared to March 31, 2017.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 12 percent and 10 percent during the first half and second quarter of fiscal 2018, respectively, as compared to the same periods in fiscal 2017. Our lease market share decreased 4 percentage points during the first half and second quarter of fiscal 2018 as compared to the same periods in fiscal 2017.  Much of the decrease in both lease contract volume and market share during the first half and second quarter of fiscal 2018 was attributable to competition from other financial institutions and a decline in the volume of subvened lease contracts.  Our lease contract volume and market share were further impacted by increased competition for non-subvened contracts.  Despite the decrease in lease financing volume and market share, higher leasing in recent years has resulted in our investments in operating leases, net, increasing 2 percent at September 30, 2017, as compared to March 31, 2017.

Dealer Financing and Earning Assets

Dealer financing, net at September 30, 2017, decreased 9 percent from March 31, 2017 due primarily to a decrease in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Depreciation on operating leases (dollars in millions)	$1,719	$1,683	2%	$3,400	$3,272	4%
Average operating lease units outstanding (in thousands)	1,466	1,416	4%	1,457	1,408	3%

Depreciation expense on operating leases increased 4 percent and 2 percent during the first half and second quarter of fiscal 2018, respectively, as compared to the same periods in fiscal 2017, due to an increase in the average operating lease units outstanding as well as deterioration in expected used vehicle values over the last year for Toyota and Lexus vehicles.  In the first half and second quarter of fiscal 2017, we experienced higher maturities of short-term leases which increased depreciation expense as our severity on short-term leases is typically higher.  As a result of the increased focus on leasing in recent years, by both us and the automotive finance industry, we expect that maturities will remain at a high level in the future, which will result in an increase in the supply of used vehicles and could unfavorably impact used vehicle values.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

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

The following table provides information related to our credit loss experience:

	September 30,	March 31,	September 30,
	2017	2017	2016
Net charge-offs as a percentage of average gross earning assets[1]
Finance receivables	0.40%	0.52%	0.47%
Operating leases	0.31%	0.39%	0.36%
Total	0.37%	0.47%	0.43%

Default frequency as a percentage of outstanding contracts	1.48%	1.53%	1.46%
Average loss severity per unit[2]	$7,406	$7,787	$7,631

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.38%	0.28%	0.36%
Operating leases[4]	0.32%	0.25%	0.28%
Total	0.36%	0.27%	0.33%

[1]	Net charge-off ratios have been annualized using six month results for the periods ended September 30, 2017 and 2016.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased from 0.43 percent at September 30, 2016 to 0.37 percent at September 30, 2017 due to favorable credit loss experience as well as a recent focus on early and late stage collection activities.  Default frequency as a percentage of outstanding contracts increased slightly to 1.48 percent for the first half of fiscal 2018 compared to 1.46 percent in the same period in fiscal 2017.  Our average loss severity for the first half of fiscal 2018 decreased to $7,406 from $7,631 in the first half of fiscal 2017.  The decreases in net charge-offs, default frequency and average loss severity compared to March 31, 2017 are also due to a recent focus on early and late stage collection activities.  Our delinquencies increased to 0.36 percent at September 30, 2017 compared to 0.27 percent at March 31, 2017 and 0.33 percent at September 30, 2016.  Despite declines in our net charge-offs and average loss severity for the first half of fiscal 2018 as compared to the same period in fiscal 2017, we have seen increasing trends in delinquencies, default frequency, and average loss severity over the last few years.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Allowance for credit losses at beginning of period	$611	$489	$622	$535
Provision for credit losses	127	161	212	213
Charge-offs, net of recoveries[1]	(102)	(124)	(198)	(222)
Allowance for credit losses at end of period	$636	$526	$636	$526

[1]

Charge-offs are shown net of recoveries of $22 million and $45 million for the three and six months ended September 30, 2017 and 2016, respectively, and recoveries of $20 million and $40 million for the three and six months ended September 30, 2016, respectively.

Our allowance for credit losses increased $110 million from $526 million at September 30, 2016 to $636 million at September 30, 2017 as a result of increasing trends in our credit loss experience over the last few years.  In addition, our allowance for credit losses was also impacted by deterioration in the financial performance of certain dealers and an increase in the specific reserve for certain impaired dealers.  Our allowance for credit losses increased $14 million from $622 million at March 31, 2017 to $636 million at September 30, 2017 primarily due to increasing trends in our credit loss experience over the last few years. Changes in the economy that impact the consumer such as increasing interest rates, a rise in the unemployment rate and higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.

We have evaluated our allowance for credit losses in relation to the recent natural disasters in Texas, Florida, and Puerto Rico and have recorded an amount that estimates the probable incurred losses based on our analysis of portfolio information as well as similar historical events.  The amount we recorded as of September 30, 2017 related to these events was not significant.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	September 30,	March 31,
(Dollars in millions)	2017	2017
Commercial paper[1]	$25,247	$26,632
Unsecured notes and loans payable[2]	58,327	57,282
Secured notes and loans payable[3]	14,649	14,319
Total debt	$98,223	$98,233
[1]	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.7 billion to $11.4 billion with an average balance of $9.6 billion during the quarter ended September 30, 2017.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $25.3 billion to $26.8 billion during the quarter ended September 30, 2017, with an average outstanding balance of $26.1 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Other	Total unsecured notes and loans payable[4]
Balance at March 31, 2017¹	$35,533		$14,686		$7,202	$57,421
Issuances	6,168	[2]	889	[3]	-	7,057
Maturities and terminations	(3,310)		(2,703)		(1,222)	(7,235)
Non-cash changes in foreign currency rates	-		1,302		8	1,310
Balance at September 30, 2017¹	$38,391		$14,174		$5,988	$58,553

[1]

Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, fair value adjustments to debt in hedge accounting relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

[2]

MTNs and domestic bonds issued during the first half of fiscal 2018 had terms to maturity ranging from approximately 1 year to 7 years, and had interest rates at the time of issuance ranging from 1.4 percent to 2.9 percent.

[3]	EMTNs issued during the first half of fiscal 2018 had terms to maturity of approximately 5 years and had interest rates at the time of issuance ranging from 1.9 percent to 3.3 percent.
[4]

Consists of fixed and floating rate debt and other obligations.  Upon the issuance of fixed rate debt and other obligations, we generally elect to enter into pay-float swaps.  Refer to “Derivative Instruments” for further discussion.

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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2017, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €26.5 billion was available for issuance at September 30, 2017.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

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

Securitization

We maintain shelf registration statements with the Securities and Exchange Commission (“SEC”) to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of September 30, 2017 and March 31, 2017, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2017 and March 31, 2017.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2017, TMCC had committed bank credit facilities totaling $5.6 billion of which $2.2 billion, $400 million, $2.3 billion, and $725 million mature in fiscal 2018, 2019, 2020, and 2021, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2017 and March 31, 2017. We are currently in compliance with the covenants and conditions of the credit agreements described above.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in our Consolidated Statements of Income.  As of September 30, 2017 and March 31, 2017, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 31, 2017, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	September 30,	March 31,
(Dollars in millions)	2017	2017
Gross derivatives assets, net of credit valuation adjustment	$741	$599
Less: Counterparty netting and collateral	(679)	(548)
Derivative assets, net	$62	$51

Gross derivative liabilities, net of credit valuation adjustment	$616	$1,453
Less: Counterparty netting and collateral	(600)	(1,407)
Derivative liabilities, net	$16	$46

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2017, we held collateral of $309 million, which offset derivative assets, and we posted collateral of $230 million, which offset derivative liabilities.  We also held excess collateral of $7 million which we did not use to offset derivative assets, and we posted excess collateral of $4 million which we did not use to offset derivative liabilities.  As of March 31, 2017, we held collateral of $154 million, which offset derivative assets, and we posted collateral of $1,013 million which offset derivative liabilities.  We also held excess collateral of $5 million, which we did not use to offset derivative assets, and we posted excess collateral of $5 million which we did not use to offset derivative liabilities.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at September 30, 2017 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of September 30, 2017, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2017 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	September 30,	March 31,
(Dollars in millions)	2017	2017
Credit Rating
AA	$9	$1
A	55	52
Total net counterparty credit exposure	$64	$53

We exclude from the table above credit valuation adjustments of $2 million as of September 30, 2017 and March 31, 2017 related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statements of Income.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) concluded that the disclosure controls and procedures were effective as of September 30, 2017, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 73.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1	Amended and Restated Agency Agreement, dated September 8, 2017, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon acting through its London branch	(3)

4.2	Amended and Restated Note Agency Agreement dated September 8, 2017, among Toyota Motor Credit Corporation, The Bank of New York Mellon SA/NV, Luxembourg Branch and The Bank of New York Mellon, acting through its London Branch	(4)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Accounting Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K/A dated September 8, 2017, Commission File Number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K/A dated September 8, 2017, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 8, 2017	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 8, 2017	By	/s/ Ron Chu
Ron Chu
Group Vice President and Chief Accounting Officer