Form 10-Q
period 2017-12-31
TOYOTA MOTOR CREDIT CORP
filed 2018-02-13
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 31, 2018, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Financing revenues:
Operating lease	$2,068	$1,946	$6,065	$5,762
Retail	498	468	1,462	1,383
Dealer	140	123	424	346
Total financing revenues	2,706	2,537	7,951	7,491
Depreciation on operating leases	1,778	1,722	5,178	4,994
Interest expense	428	701	1,328	1,305
Net financing revenues	500	114	1,445	1,192

Insurance earned premiums and contract revenues	220	202	657	594
Investment and other income, net	63	52	165	133
Realized gains, net on investments in marketable securities	3	157	45	240
Net financing revenues and other revenues	786	525	2,312	2,159

Expenses:
Provision for credit losses	108	183	320	396
Operating and administrative	323	325	973	921
Insurance losses and loss adjustment expenses	100	92	316	272
Total expenses	531	600	1,609	1,589

Income (loss) before income taxes	255	(75)	703	570
(Benefit) provision for income taxes	(2,821)	(29)	(2,655)	212

Net income (loss)	$3,076	$(46)	$3,358	$358

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income (loss)	$3,076	$(46)	$3,358	$358
Other comprehensive loss, net of tax:
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $8, $40, ($7) and $8, respectively]	(13)	(66)	13	(14)
Reclassification adjustment for net gains on available-for-sale marketable securities included in realized gains, net on investments in marketable securities [net of tax provision of $1, $60, $17 and $92, respectively]	(2)	(97)	(28)	(148)
Other comprehensive loss	(15)	(163)	(15)	(162)
Comprehensive income (loss)	$3,061	$(209)	$3,343	$196

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	December 31,	March 31,
	2017	2017
ASSETS
Cash and cash equivalents	$3,116	$4,198
Restricted cash and cash equivalents	1,643	1,087
Investments in marketable securities	6,114	5,692
Finance receivables, net	68,908	68,462
Investments in operating leases, net	38,947	38,152
Other assets	2,006	2,044
Total assets	$120,734	$119,635

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$98,497	$98,233
Deferred income taxes	5,396	7,926
Other liabilities	3,974	3,952
Total liabilities	107,867	110,111

Commitments and contingencies (Refer to Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2017 and March 31, 2017	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	10	25
Retained earnings	11,940	8,582
Total shareholder's equity	12,867	9,524
Total liabilities and shareholder's equity	$120,734	$119,635

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 10).

	December 31,	March 31,
	2017	2017
ASSETS
Finance receivables, net	$12,076	$12,865
Investments in operating leases, net	5,491	4,888
Other assets	118	87
Total assets	$17,685	$17,840

LIABILITIES
Debt	$13,714	$14,319
Other liabilities	8	6
Total liabilities	$13,722	$14,325

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total

Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

Net income	-	-	-	358	358
Other comprehensive loss, net of tax	-	-	(162)	-	(162)
Balance at December 31, 2016	$915	$2	$3	$8,673	$9,593

Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Net income	-	-	-	3,358	3,358
Other comprehensive loss, net of tax	-	-	(15)	-	(15)
Balance at December 31, 2017	$915	$2	$10	$11,940	$12,867

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,358	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,237	5,040
Recognition of deferred income	(1,467)	(1,328)
Provision for credit losses	320	396
Amortization of deferred costs	459	471
Foreign currency and other adjustments to the carrying value of debt, net	1,219	(1,065)
Net realized gains on available-for-sale securities	(45)	(240)
Net change in:
Restricted cash	147	117
Derivative assets	(27)	17
Other assets (Note 8) and accrued interest	(79)	(220)
Deferred income taxes	(2,520)	149
Derivative liabilities	(46)	(6)
Other liabilities	70	220
Net cash provided by operating activities	6,626	3,909

Cash flows from investing activities:
Purchase of investments in marketable securities	(6,501)	(2,837)
Proceeds from sales of investments in marketable securities	1,333	832
Proceeds from maturities of investments in marketable securities	4,757	2,770
Acquisition of finance receivables	(19,257)	(19,519)
Collection of finance receivables	18,003	18,151
Net change in wholesale and certain working capital receivables	758	(1,171)
Acquisition of investments in operating leases	(12,562)	(13,825)
Disposals of investments in operating leases	7,221	7,786
Net change in financing support provided to affiliates	244	288
Cash equivalents (restricted) to acquire finance receivables and investment in operating leases, net	(703)	-
Other, net	(53)	(63)
Net cash used in investing activities	(6,760)	(7,588)

Cash flows from financing activities:
Proceeds from issuance of debt	16,124	18,790
Payments on debt	(18,486)	(17,509)
Net change in commercial paper	1,407	2,388
Net change in financing support provided by affiliates	7	(6)
Net cash (used in) provided by financing activities	(948)	3,663
Net decrease in cash and cash equivalents	(1,082)	(16)
Cash and cash equivalents at the beginning of the period	4,198	2,701
Cash and cash equivalents at the end of the period	$3,116	$2,685
Supplemental disclosures:
Interest paid, net	$1,302	$1,031
Income taxes paid, net	$73	$42

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and nine months ended December 31, 2017 and 2016 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2017 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2018 (“fiscal 2018”).

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

Related party transactions are disclosed in Note 14 – Related Party Transactions.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  In August 2015, the FASB issued a one-year deferral of the effective date, with early adoption as of the original effective date permitted.  The FASB also subsequently issued guidance amending and clarifying various aspects of the new revenue recognition standard.  We will adopt the new revenue guidance effective April 1, 2018 with a cumulative-effect adjustment to the current period opening balance of retained earnings.  We are substantially complete with our analysis of the impacts of the new revenue recognition standard and do not expect that the adoption of this standard will have a material impact on our Total financing revenues as the majority of those revenues are outside the scope of the standard.  However, certain service agreements within our insurance operations fall within the scope of this guidance.  Based on our evaluation of these agreements, we expect the application of this guidance will result in changes to the timing of recognition for revenues and expenses.  However, we do not expect these changes to have a material impact on our income before income taxes.

In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and will require entities to measure equity investments at fair value and recognize any changes in fair value in earnings.  We will adopt this new guidance on April 1, 2018 with a cumulative-effect adjustment to the current period opening balance of retained earnings. This guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in instrument-specific credit risk for instruments where the entity has elected the fair value option.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard.  The new leasing standard represents a wholesale change to lease accounting for lessees and requires additional disclosures regarding leasing arrangements. Upon adoption, we expect to recognize lease liabilities and right-of-use assets (at their present value) in our Consolidated Balance Sheets related to predominantly all of the future minimum lease payments as disclosed in Note 12 – Commitments and Contingencies.  This accounting guidance is effective for us on April 1, 2019.  We are currently evaluating the other potential impacts of this guidance for both lessees and lessors on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued new guidance that introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  Upon adoption, we expect this new guidance will result in an increase in our allowance for credit losses with a cumulative-effect adjustment to the current period opening balance of retained earnings.  The magnitude of the increase in our allowance for credit losses is under evaluation.  This accounting guidance is effective for us on April 1, 2020.  We are currently evaluating the other potential impacts of this guidance on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in the classification of certain items in the statement of cash flows. This accounting guidance is effective for us on April 1, 2018.  The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued new guidance that clarifies how restricted cash and cash equivalents should be classified and presented in the statement of cash flows and requires new disclosures related to restricted cash and cash equivalents.  This guidance was intended to reduce diversity in practice in the classification of restricted cash and cash equivalents on the statement of cash flows.  This accounting guidance is effective for us on April 1, 2018 at which time we will no longer report the change in restricted cash and cash equivalents in the operating or investing sections in our Consolidated Statements of Cash Flows, and cash and cash equivalents at the beginning and end of the period will include restricted cash and cash equivalents.  These changes will be applied using a retrospective transition method to each period presented and will not have a material impact on our consolidated financial statements and related disclosures.

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

Recently Adopted Accounting Guidance

In April 2017, we adopted new FASB accounting guidance, which clarifies that a change in the counterparty to a designated derivative hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2017, we adopted new FASB accounting guidance, which clarifies whether an embedded contingent put or call option is clearly and closely related to the debt host when bifurcating an embedded derivative.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

	December 31, 2017
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$314	$389	$-	$-	$703
U.S. government and agency obligations	10	-	-	-	10
Certificates of deposit	-	1,750	-	-	1,750
Commercial paper	-	65	-	-	65
Cash equivalents total	324	2,204	-	-	2,528
Restricted cash equivalents - money market instruments	703	-	-	-	703
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,932	25	-	-	2,957
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	475	-	-	475
Commercial paper	-	112	-	-	112
Corporate debt securities	35	190	8	-	233
Mortgage-backed securities:
U.S. government agency	-	40	-	-	40
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	34	-	34
Asset-backed securities	-	-	38	-	38
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					670
Total return bond funds	1,542	-	-	-	1,542
Available-for-sale securities total	4,509	853	82	-	6,114
Derivative assets:
Interest rate swaps	-	563	-	-	563
Interest rate floors	-	1	-	-	1
Foreign currency swaps	-	376	-	-	376
Counterparty netting and collateral	-	-	-	(862)	(862)
Derivative assets total	-	940	-	(862)	78
Assets at fair value	5,536	3,997	82	(862)	9,423
Derivative liabilities:
Interest rate swaps	-	(288)	(2)	-	(290)
Foreign currency swaps	-	(285)	-	-	(285)
Counterparty netting and collateral	-	-	-	575	575
Liabilities at fair value	-	(573)	(2)	575	-
Net assets at fair value	$5,536	$3,424	$80	$(287)	$9,423

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three and nine months ended December 31, 2017 and 2016 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended December 31, 2017
						Total net
					Derivative	assets
	Available-for-sale securities				instruments, net	(liabilities)

				Total
	Corporate	Mortgage-	Asset-	available-	Interest
	debt	backed	backed	for-sale	rate
	securities	securities	securities	securities	swaps
Fair value, October 1, 2017	$8	$40	$36	$84	$(12)	$72
Total gains (losses)
Included in earnings	-	-	-	-	6	6
Included in other comprehensive income	-	-	(1)	(1)	-	(1)
Purchases, issuances, sales, and settlements
Purchases	-	-	10	10	-	10
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	(4)	(7)	(11)	4	(7)
Transfers in to Level 3	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-
Fair value, December 31, 2017	$8	$36	$38	$82	$(2)	$80
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date					$6	$6

	Three Months Ended December 31, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, October 1, 2016	$2	$8	$41	$34	$85	$33	$(49)	$(16)	$69
Total gains (losses)
Included in earnings	-	-	-	-	-	(47)	(17)	(64)	(64)
Included in other comprehensive income	-	-	(1)	1	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(4)	(5)	(9)	3	(3)	-	(9)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2016	$2	$8	$36	$30	$76	$(11)	$(69)	$(80)	$(4)
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(47)	$(17)	$(64)	$(64)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	Nine Months Ended December 31, 2017
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
Total gains (losses)
Included in earnings	-	-	-	-	-	24	7	31	31
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	5	26	31	-	-	-	31
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(8)	(19)	(27)	(21)	55	34	7
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	(2)	-	-	-	(2)	-	-	-	(2)
Fair value, December 31, 2017	$-	$8	$36	$38	$82	$(2)	$-	$(2)	$80
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$24	$-	$24	$24

	Nine Months Ended December 31, 2016
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
Total gains (losses)
Included in earnings	-	-	-	-	-	(27)	(49)	(76)	(76)
Included in other comprehensive income	-	1	-	1	2	-	-	-	2
Purchases, issuances, sales, and settlements
Purchases	-	-	-	3	3	-	-	-	3
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(9)	(11)	(20)	(23)	(6)	(29)	(49)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, December 31, 2016	$2	$8	$36	$30	$76	$(11)	$(69)	$(80)	$(4)
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(27)	$(49)	$(76)	$(76)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2017 and March 31, 2017.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three and nine months ended December 31, 2017 and as of and for the year ended March 31, 2017.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	December 31, 2017
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$51,945	$-	$-	$51,823	$51,823
Wholesale	9,980	-	-	10,040	10,040
Real estate	4,547	-	-	4,471	4,471
Working capital	2,269	-	-	2,301	2,301

Financial liabilities
Commercial paper	$28,041	$-	$28,041	$-	$28,041
Unsecured notes and loans payable	56,742	-	55,078	2,355	57,433
Secured notes and loans payable	13,714	-	-	13,708	13,708

	March 31, 2017
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,682	$-	$-	$50,733	$50,733
Wholesale	10,819	-	-	10,881	10,881
Real estate	4,602	-	-	4,459	4,459
Working capital	2,218	-	-	2,222	2,222

Financial liabilities
Commercial paper	$26,632	$-	$26,632	$-	$26,632
Unsecured notes and loans payable	57,282	-	55,838	2,385	58,223
Secured notes and loans payable	14,319	-	-	14,322	14,322

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $162 million and $136 million at December 31, 2017 and March 31, 2017, respectively.  Fair values of related party finance receivables, net are classified in Level 3 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$2,974	$-	$(17)	$2,957
Municipal debt securities	9	2	-	11
Certificates of deposit	475	-	-	475
Commercial paper	112	-	-	112
Corporate debt securities	230	4	(1)	233
Mortgage-backed securities:
U.S. government agency	39	1	-	40
Non-agency residential	1	1	-	2
Non-agency commercial	35	-	(1)	34
Asset-backed securities	38	-	-	38
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	20	-	-	20
U.S. government sector fund	205	4	(1)	208
Municipal sector fund	8	-	-	8
Investment grade corporate sector fund	99	-	(2)	97
High-yield sector fund	22	2	-	24
Mortgage sector fund	159	1	-	160
Asset-backed securities sector fund	58	1	-	59
Emerging market sector fund	38	3	-	41
International sector fund	54	-	(1)	53
Total return bond funds	1,523	19	-	1,542
Total investments in marketable securities	$6,099	$38	$(23)	$6,114

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of December 31, 2017 and March 31, 2017.

Realized Gains and Losses on Securities

The following table represents realized gains and losses on our available-for-sale securities presented in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Available-for-sale securities:
Realized gains on sales	$3	$158	$46	$251
Realized losses on sales	$-	$(1)	$(1)	$(1)
Other-than-temporary impairment	$-	$-	$-	$(10)

Contractual Maturities

The amortized cost, fair value, and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2017
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$1,948	$1,944
Due after 1 year through 5 years	1,617	1,607
Due after 5 years through 10 years	144	144
Due after 10 years	91	93
Mortgage-backed and asset-backed securities[1]	113	114
Total	$3,913	$3,902

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2017	2017
Retail receivables	$40,608	$38,338
Securitized retail receivables	12,284	13,071
Dealer financing	17,092	17,899
	69,984	69,308

Deferred origination (fees) and costs, net	640	644
Deferred income	(1,225)	(1,023)
Allowance for credit losses
Retail and securitized retail receivables	(357)	(344)
Dealer financing	(134)	(123)
Total allowance for credit losses	(491)	(467)
Finance receivables, net	$68,908	$68,462

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	December 31,	March 31,
	2017	2017
Aging of finance receivables:
Current	$51,710	$50,631
30-59 days past due	860	586
60-89 days past due	228	129
90 days or greater past due	94	63
Total	$52,892	$51,409

	Wholesale		Real Estate		Working Capital
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2017	2017	2017	2017	2017
Credit quality indicators:
Performing	$8,804	$9,592	$3,962	$4,010	$2,120	$2,082
Credit Watch	1,184	1,269	637	613	149	143
At Risk	72	12	30	45	31	5
Default	54	78	43	45	6	5
Total	$10,114	$10,951	$4,672	$4,713	$2,306	$2,235

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2017	2017	2017	2017	2017

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$111	$93	$111	$93	$16	$12
Real estate	80	94	80	94	3	12
Working capital	37	31	37	31	33	9
Total	$228	$218	$228	$218	$52	$33

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$74	$134	$74	$134
Real estate	134	105	134	105
Working capital	22	-	22	-
Total	$230	$239	$230	$239

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$222	$220	$220	$217

Total impaired account balances:
Retail loan	$222	$220	$220	$217
Wholesale	185	227	185	227
Real estate	214	199	214	199
Working capital	59	31	59	31
Total	$680	$677	$678	$674

As of December 31, 2017 and March 31, 2017, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $237 million and $251 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of December 31, 2017 and March 31, 2017, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 6 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date and the interest income recognized on these loans:

	Average Impaired Finance Receivables				Interest Income Recognized
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$93	$78	$101	$73	$1	$-	$2	$1
Real estate	84	89	89	97	-	1	2	2
Working capital	41	33	39	34	-	-	1	1
Total	$218	$200	$229	$204	$1	$1	$5	$4

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$86	$125	$110	$158	$1	$1	$3	$3
Real estate	116	112	108	107	2	1	4	4
Working capital	11	-	6	1	1	-	1	-
Total	$213	$237	$224	$266	$4	$2	$8	$7

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$221	$221	$222	$223	$3	$4	$11	$12

Total impaired account balances:
Retail loan	$221	$221	$222	$223	$3	$4	$11	$12
Wholesale	179	203	211	231	2	1	5	4
Real estate	200	201	197	204	2	2	6	6
Working capital	52	33	45	35	1	-	2	1
Total	$652	$658	$675	$693	$8	$7	$24	$23

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  Interest income recognized using a cash-basis method of accounting during the three and nine months ended December 31, 2017 and 2016 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2017 and 2016 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and nine months ended December 31, 2017 and 2016.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2017 and 2016, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and nine months ended December 31, 2017 and 2016, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2017	2017
Investments in operating leases	$43,106	$41,874
Securitized investments in operating leases	7,474	6,502
	50,580	48,376
Deferred origination (fees) and costs, net	(219)	(201)
Deferred income	(1,565)	(1,196)
Accumulated depreciation	(9,706)	(8,672)
Allowance for credit losses	(143)	(155)
Investments in operating leases, net	$38,947	$38,152

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Allowance for credit losses at beginning of period	$636	$526	$622	$535
Provision for credit losses	108	183	320	396
Charge-offs, net of recoveries	(110)	(143)	(308)	(365)
Allowance for credit losses at end of period	$634	$566	$634	$566

Charge-offs are shown net of recoveries of $18 million and $63 million for the three and nine months ended December 31, 2017, respectively, and recoveries of $19 million and $59 million for the three and nine months ended December 31, 2016, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Three Months Ended December 31, 2017
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, October 1, 2017	$359	$123	$482
Charge-offs	(92)	-	(92)
Recoveries	9	-	9
Provisions	81	11	92
Ending balance, December 31, 2017	$357	$134	$491

	Nine Months Ended December 31, 2017
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2017	$344	$123	$467
Charge-offs	(257)	-	(257)
Recoveries	35	-	35
Provisions	235	11	246
Ending balance, December 31, 2017	$357	$134	$491

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$52	$52
Ending balance: Collectively evaluated for impairment	$357	$82	$439

Finance Receivables:
Ending balance, December 31, 2017	$52,892	$17,092	$69,984
Ending balance: Individually evaluated for impairment	$-	$458	$458
Ending balance: Collectively evaluated for impairment	$52,892	$16,634	$69,526

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $222 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of December 31, 2017, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2017 includes $1,089 million in finance receivables that are guaranteed by Toyota Motor Sales, U.S.A., Inc. (“TMS”), and $165 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

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

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $219 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of December 31, 2016, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2016 includes $1,071 million in finance receivables that are guaranteed by TMS, and $173 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMS and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	December 31,	March 31,
	2017	2017
Aggregate balances 60 or more days past due
Finance receivables	$322	$192
Investments in operating leases	149	95
Total	$471	$287

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$860	$228	$94	$1,182	$51,710	$52,892	$70
Wholesale	-	-	-	-	10,114	10,114	-
Real estate	-	-	-	-	4,672	4,672	-
Working capital	-	-	-	-	2,306	2,306	-
Total	$860	$228	$94	$1,182	$68,802	$69,984	$70

	March 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$586	$129	$63	$778	$50,631	$51,409	$41
Wholesale	-	-	-	-	10,951	10,951	-
Real estate	-	-	-	-	4,713	4,713	-
Working capital	3	-	-	3	2,232	2,235	-
Total	$589	$129	$63	$781	$68,527	$69,308	$41

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  As of December 31, 2017, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all of our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2017 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	December 31, 2017
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$73,683	$563	$73,683	$563
Interest rate floors	-	-	847	1	847	1
Foreign currency swaps	271	19	7,373	357	7,644	376
Total	$271	$19	$81,903	$921	$82,174	$940

Counterparty netting and collateral held						(862)
Carrying value of derivative contracts – Other assets						$78

Other liabilities:
Interest rate swaps	$-	$-	$37,809	$290	$37,809	$290
Foreign currency swaps	93	3	5,773	282	5,866	285
Total	$93	$3	$43,582	$572	$43,675	$575

Counterparty netting and collateral posted						(575)
Carrying value of derivative contracts – Other liabilities						$-

As of December 31, 2017, we held collateral of $465 million, which offset derivative assets, and posted collateral of $178 million, which offset derivative liabilities.  We also held excess collateral of $4 million, which we did not use to offset derivative assets, and we posted excess collateral of $42 million which we did not use to offset derivative liabilities.

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Interest expense on debt	$490	$397	$1,441	$1,133
Interest (income) expense on derivatives	(13)	2	(47)	(5)
Interest expense on debt and derivatives, net	477	399	1,394	1,128

Loss on hedge accounting derivatives:
Foreign currency swaps	4	62	14	25
Loss on hedge accounting derivatives	4	62	14	25
Less hedged item: change in fair value of fixed rate debt denominated in a foreign currency	(4)	(62)	(14)	(25)
Ineffectiveness related to hedge accounting derivatives	-	-	-	-

Loss (gain) on debt denominated in foreign currencies and U.S. dollar non-hedge accounting derivatives:
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	123	(907)	1,146	(969)
(Gain) loss on non-hedge accounting foreign currency swaps	(108)	1,127	(1,141)	1,159
(Gain) loss on U.S. dollar non-hedge accounting interest rate swaps	(64)	82	(71)	(13)
Total interest expense	$428	$701	$1,328	$1,305

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

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the three and nine months ended December 31, 2017 and 2016 as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	December 31,	March 31,
	2017	2017
Other assets:
Notes receivable from affiliates	$579	$823
Used vehicles held for sale	330	264
Income taxes receivable	146	-
Derivative assets	78	51
Other assets	873	906
Total other assets	$2,006	$2,044

Other liabilities:
Unearned insurance premiums and contract revenues	$2,251	$2,154
Accounts payable and accrued expenses	1,087	1,057
Deferred income	474	468
Income taxes payable	-	62
Derivative liabilities	-	46
Other liabilities	162	165
Total other liabilities	$3,974	$3,952

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	December 31,	March 31,	December 31,	March 31,
	2017	2017	2017	2017
Commercial paper	$28,041	$26,632	1.44%	1.11%
Unsecured notes and loans payable	56,742	57,282	2.03%	1.91%
Secured notes and loans payable	13,714	14,319	1.70%	1.32%
Total debt	$98,497	$98,233	1.82%	1.60%

The carrying value of our debt includes unamortized premiums, discounts and debt issuance costs of $326 million and $307 million as of December 31, 2017 and March 31, 2017, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $28.1 billion, $57.0 billion, and $13.7 billion, respectively, as of December 31, 2017, and $26.7 billion, $57.4 billion and $14.3 billion, respectively, as of March 31, 2017.

As of December 31, 2017, our commercial paper had a weighted average remaining maturity of 77 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0.0 percent to 5.8 percent at December 31, 2017 and March 31, 2017.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  At December 31, 2017 and March 31, 2017, the carrying values of these foreign currency denominated unsecured notes and loans payable were $13.4 billion and $13.3 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 1.0 percent to 2.1 percent at December 31, 2017 and 0.8 percent to 2.1 percent at March 31, 2017.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	December 31, 2017
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$679	$12,284	$12,076	$6	$10,094	$6
Investments in operating leases	241	7,474	5,491	112	3,620	2
Total	$920	$19,758	$17,567	$118	$13,714	$8

	March 31, 2017
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$856	$13,071	$12,865	$7	$11,017	$5
Investments in operating leases	211	6,502	4,888	80	3,302	1
Total	$1,067	$19,573	$17,753	$87	$14,319	$6

Restricted Cash shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,519 million and $1,526 million of securities retained by TMCC at December 31, 2017 and March 31, 2017, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMS, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017 and revenues earned from these dealers during the three and nine months ended December 31, 2017 and 2016 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of December 31, 2017 and March 31, 2017 and revenues earned under these relationships during the three and nine months ended December 31, 2017 and 2016 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2017, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2019, 2021, and 2023, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2017 and March 31, 2017.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2017, TMCC had committed bank credit facilities totaling $5.5 billion of which $200 million, $2.3 billion, $525 million, and $2.5 billion mature in fiscal 2018, 2019, 2020, and 2021, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2017 and March 31, 2017. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2017	2017
Commitments:
Credit facilities commitments with dealers	$1,306	$1,199
Minimum lease commitments	167	59
Total commitments	1,473	1,258
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,573	$1,358

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

In July 2017, we entered into a 15-year lease agreement, which expires in August 2032, with Toyota Motor North America, Inc. (“TMNA”) for our new headquarters facility in Plano, Texas.  Minimum lease commitments in the table above include $107 million and $10 million for facilities leases with affiliates at December 31, 2017 and March 31, 2017, respectively.  At December 31, 2017, minimum future commitments under lease agreements to which we are a lessee, including those with affiliates, are as follows:

Future minimum
Years ending March 31,	lease payments
2018	$6
2019	24
2020	20
2021	16
2022	18
Thereafter	83
Total	$167

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

As of December 31, 2017, we substantially completed the process of moving our corporate headquarters operations from Torrance, California to Plano, Texas as part of Toyota Motor Corporation’s consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility.  Relocation costs for employees and other relocation expenses are currently estimated to be approximately $119 million and are being expensed as incurred.  To date, the Company has incurred $109 million in relocation expenses.  The relocation costs incurred during the three and nine months ended December 31, 2017 were $13 million and $47 million, respectively, compared to $13 million and $30 million during the same periods in fiscal 2017.  We have not incurred significant lease termination costs as a result of our relocation.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2017 and March 31, 2017.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events, which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2017, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2017 and March 31, 2017, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

We recorded a benefit for income taxes of $2.8 billion and $2.7 billion for the three and nine months ended December 31, 2017, respectively, compared to a benefit for income taxes of $29 million and a provision for income taxes of $212 million for the same periods in fiscal 2017.  The change in the provision for income taxes for the three and nine months ended December 31, 2017 compared to the same periods in fiscal 2017 is primarily due to a one-time $2.9 billion income tax benefit attributable to the revaluation of our net deferred tax liabilities resulting from the reduction of the federal statutory income tax rate by the Tax Cuts and Jobs Act of 2017 (“TCJA”) from 35% to 21%.  Our statutory federal income tax rate for fiscal 2018 will be a blended rate of 31.55% compared to 35% for fiscal 2017.

Our assessment of the impact of the TCJA is substantially complete, and is reflected in our financial statements as of December 31, 2017 and for the three and nine months then ended.  During the third quarter, we recorded an insignificant amount of tax expense related to the mandatory deemed repatriation of foreign earnings provision in the TCJA, for which the amount is provisional as we are continuing our analysis of the earnings and profits of TCPR.  The issuance of future administrative guidance may further clarify the interpretation of the new law and require adjustments to the provisional amount we recorded.  Any adjustment required to this provisional amount is not expected to be material.

Tax-related Contingencies

As of December 31, 2017, we remain under IRS examination for fiscal 2017 and fiscal 2018.  The IRS examination for fiscal 2016 was concluded in the first quarter of fiscal 2018.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the quarter ended December 31, 2017, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.8 billion and $1.0 billion at December 31, 2017 and March 31, 2017, respectively, and were primarily due to the deferred deduction of allowance for credit and residual value losses and federal tax loss carryforward which have no expiration. Realization with respect to the federal tax loss carryforward is dependent on generating sufficient income prior to expiration of the loss carryforward.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

The total deferred tax liability, net of these deferred tax assets, was $5.4 billion and $7.9 billion at December 31, 2017 and March 31, 2017, respectively.  The decrease in the total deferred tax liability, net of deferred tax assets, is attributable to the revaluation of our net deferred tax liabilities resulting from the reduction of the federal statutory income tax rate by the TCJA from 35% to 21%.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of December 31, 2017, there were no material changes to our related party agreements or relationships as described in our fiscal 2017 Form 10-K.  The tables below summarize amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Total financing revenues:
Manufacturers’ subvention and other revenues	$415	$349	$1,165	$1,019

Interest expense:
Credit support fees incurred	$23	$22	$70	$68
Interest and other expenses	$-	$-	$1	$1

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$46	$36	$135	$105

Investment and other income, net:
Interest and other income	$3	$1	$10	$6

Expenses:
Operating and administrative	$19	$18	$61	$52
Insurance losses and loss adjustment expenses[1]	$1	$-	$(3)	$1

[1]	Amount includes the transfer of insurance losses and loss adjustment expenses from the purchase of a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)

	December 31,	March 31,
	2017	2017
Assets:
Cash and cash equivalents
Commercial paper	$65	$-

Investments in marketable securities
Commercial paper	$112	$-

Finance receivables, net
Accounts receivable	$164	$138
Deferred retail subvention income	$(1,171)	$(967)

Investments in operating leases, net
Investments in operating leases, net	$6	$4
Deferred lease subvention income	$(1,547)	$(1,174)

Other assets
Notes receivable	$579	$823
Other receivables, net	$41	$202

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$330	$332
Other payables, net	$52	$74
Notes payable	$20	$13

TMCC receives subvention payments from TMS which results in a gross monthly subvention receivable.  As of December 31, 2017 and March 31, 2017, the subvention receivable from TMS was $248 million and $165 million, respectively. The subvention receivable is recorded in Other receivables, net in Other assets as of December 31, 2017 and March 31, 2017.  We have a master netting agreement with TMS and TMNA which allows us to net settle payments for shared services and subvention transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended December 31, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,706	$-	$-	$2,706
Depreciation on operating leases	1,778	-	-	1,778
Interest expense	431	-	(3)	428
Net financing revenues	497	-	3	500

Insurance earned premiums and contract revenues	-	220	-	220
Investment and other income, net	37	29	(3)	63
Realized gains, net on investments in marketable securities	-	3	-	3
Net financing and other revenues	534	252	-	786

Expenses:
Provision for credit losses	108	-	-	108
Operating and administrative expenses	239	84	-	323
Insurance losses and loss adjustment expenses	-	100	-	100
Total expenses	347	184	-	531

Income before income taxes	187	68	-	255
Benefit for income taxes	(2,780)	(41)	-	(2,821)

Net income	$2,967	$109	$-	$3,076

	Nine Months Ended December 31, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$7,951	$-	$-	$7,951
Depreciation on operating leases	5,178	-	-	5,178
Interest expense	1,337	-	(9)	1,328
Net financing revenues	1,436	-	9	1,445

Insurance earned premiums and contract revenues	-	657	-	657
Investment and other income, net	105	69	(9)	165
Realized gains, net on investments in marketable securities	-	45	-	45
Net financing and other revenues	1,541	771	-	2,312

Expenses:
Provision for credit losses	320	-	-	320
Operating and administrative expenses	731	242	-	973
Insurance losses and loss adjustment expenses	-	316	-	316
Total expenses	1,051	558	-	1,609

Income before income taxes	490	213	-	703
(Benefit) provision for income taxes	(2,668)	13	-	(2,655)

Net income	$3,158	$200	$-	$3,358

Total assets at December 31, 2017	$117,147	$4,703	$(1,116)	$120,734

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information (Continued)

	Three Months Ended December 31, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,537	$-	$-	$2,537
Depreciation on operating leases	1,722	-	-	1,722
Interest expense	701	-	-	701
Net financing revenues	114	-	-	114

Insurance earned premiums and contract revenues	-	202	-	202
Investment and other income, net	20	32	-	52
Realized gains, net on investments in marketable securities	155	2	-	157
Net financing and other revenues	289	236	-	525

Expenses:
Provision for credit losses	183	-	-	183
Operating and administrative expenses	250	75	-	325
Insurance losses and loss adjustment expenses	-	92	-	92
Total expenses	433	167	-	600

(Loss) income before income taxes	(144)	69	-	(75)
(Benefit) provision for income taxes	(55)	26	-	(29)

Net (loss) income	$(89)	$43	$-	$(46)

	Nine Months Ended December 31, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$7,491	$-	$-	$7,491
Depreciation on operating leases	4,994	-	-	4,994
Interest expense	1,305	-	-	1,305
Net financing revenues	1,192	-	-	1,192

Insurance earned premiums and contract revenues	-	594	-	594
Investment and other income, net	68	65	-	133
Realized gains (losses), net on investments in marketable securities	241	(1)	-	240
Net financing and other revenues	1,501	658	-	2,159

Expenses:
Provision for credit losses	396	-	-	396
Operating and administrative expenses	702	219	-	921
Insurance losses and loss adjustment expenses	-	272	-	272
Total expenses	1,098	491	-	1,589

Income before income taxes	403	167	-	570
Provision for income taxes	150	62	-	212

Net income	$253	$105	$-	$358

Total assets at December 31, 2016	$114,292	$4,421	$(1,072)	$117,641

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

•	Changes in our financial results resulting from new legislation, such as those required by the Tax Cuts and Jobs Act of 2017;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota and Lexus vehicle models and related parts supply;
•	Changes in the economy or to laws in states where we have a high concentration of customers; and
•	Changes in business strategy, including expansion of product lines, credit risk appetite, and business acquisitions;

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota and Lexus sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and competitive pressures.  Our financial results may also be affected by the regulatory environment in which we operate, including as a result of new legislation or changes in regulation and compliance costs or changes we may be required to make to our business practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on consumer contract and dealer financing volume.  Changes in the volume of vehicle sales, utilization of our insurance programs, or the level of coverage purchased by affiliates could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2018 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2018 (“fiscal 2018”), the United States (“U.S.”) economy experienced stability as consumer confidence increased, the housing market remained strong and unemployment rates remained low.  However, consumer debt levels continue to be elevated, which could result in an increase in our delinquencies and credit losses in the future.  In addition, the Tax Cuts and Jobs Act of 2017 (‘TCJA”) was enacted on December 22, 2017, which reduced our federal statutory income tax rate and favorably impacted our results of operations.  The TCJA could have a positive impact on the U.S. economy going forward.

Industry-wide vehicle sales in the U.S. decreased 2 percent despite elevated sales incentives during the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.  Vehicle sales by TMS increased 1 percent in the first nine months of fiscal 2018 compared to the same period in fiscal 2017 primarily due to increased consumer demand for Toyota vehicles.  Our financing volume decreased 5 percent and our overall market share decreased 2 percentage points for the first nine months of fiscal 2018 compared to the same period in fiscal 2017, primarily due to competition from other financial institutions.  Our financing volume and market share were also adversely impacted by increased competition for non-subvened lease contracts.

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

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during the first nine months of fiscal 2018.  During the first nine months of fiscal 2018, our interest expense increased compared to the same period in fiscal 2017 due to higher weighted average interest rates as well as an increase in the amount of outstanding debt.  Future changes in interest rates in the U.S. and foreign markets could result in further volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2017	2016	2017	2016
Net income (loss):
Finance operations[1]	$2,967	$(89)	$3,158	$253
Insurance operations[1]	109	43	200	105
Total net income (loss)	$3,076	$(46)	$3,358	$358

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $3,358 million and $3,076 million for the first nine months and third quarter of fiscal 2018, respectively, compared to net income of $358 million and a net loss of $46 million for the same periods in fiscal 2017.  The increase in net income for the first nine months of fiscal 2018 compared to the same period in fiscal 2017 was primarily due to a $2,867 million increase in the benefit for income taxes attributable to the enactment of the TCJA, which reduced our federal statutory tax rate.  Refer to “Management’s Discussion and Analysis – Results of Operations -  Provision for Income Taxes” and Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.  In addition, our net income for the first nine months of fiscal 2018 compared to the same period in fiscal 2017 was also favorably impacted by a $460 million increase in total financing revenues, partially offset by a $195 million decrease in realized gains, net on investments in marketable securities, and a $184 million increase in depreciation on operating leases.

The increase in net income for the third quarter of fiscal 2018 compared to the same period in fiscal 2017 was primarily due to a $2,792 million increase in the benefit for income taxes attributable to the enactment of the TCJA which reduced our federal statutory tax rate.  Refer to “Management’s Discussion and Analysis  - Results of Operations -  Provision for Income Taxes” and Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.  In addition, our net income for the third quarter of fiscal 2018 compared to the same period in fiscal 2017 was also favorably impacted by a $273 million decrease in interest expense, and a $169 million increase in total financing revenues, partially offset by a $154 million decrease in realized gains, net on investments in marketable securities.

Our overall capital position increased $3.4 billion, bringing total shareholder’s equity to $12.9 billion at December 31, 2017 as compared to $9.5 billion at March 31, 2017.  Our debt increased $0.3 billion to $98.5 billion at December 31, 2017 from $98.2 billion at March 31, 2017.  Our debt-to-equity ratio decreased to 7.7 at December 31, 2017 from 10.3 at March 31, 2017.  Our overall capital position and our debt-to-equity ratios were favorably impacted by the previously mentioned TCJA enactment.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Financing revenues:
Operating lease	$2,068	$1,946	6%	$6,065	$5,762	5%
Retail	498	468	6%	1,462	1,383	6%
Dealer	140	123	14%	424	346	23%
Total financing revenues	2,706	2,537	7%	7,951	7,491	6%
Depreciation on operating leases	1,778	1,722	3%	5,178	4,994	4%
Interest expense[1]	431	701	(39)%	1,337	1,305	2%
Net financing revenues	497	114	336%	1,436	1,192	20%

Investment and other income, net	37	20	85%	105	68	54%
Realized gains, net on investments in marketable securities	-	155	(100)%	-	241	(100)%
Net financing and other revenues	534	289	85%	1,541	1,501	3%

Expenses:
Provision for credit losses	108	183	(41)%	320	396	(19)%
Operating and administrative expenses	239	250	(4)%	731	702	4%
Total expenses	347	433	(20)%	1,051	1,098	(4)%

Income before income taxes	187	(144)	230%	490	403	22%
(Benefit) Provision for income taxes	(2,780)	(55)	(4955)%	(2,668)	150	(1879)%

Net income from finance operations	$2,967	$(89)	3434%	$3,158	$253	1148%
[1]	Amounts include intercompany interest expense with Insurance Operations of $9 million and $3 million during the first nine months and third quarter of fiscal 2018.

Our finance operations reported net income of $3,158 million and $2,967 million for the first nine months and third quarter of fiscal 2018, respectively, compared to net income of $253 million and a net loss of $89 million for the same periods in fiscal 2017.  Our net income from finance operations for the first nine months of fiscal 2018 increased compared to the same period in fiscal 2017, primarily due to a $2,818 million increase in the benefit for income taxes attributable to the enactment of the TCJA which reduced our federal statutory tax rate.  Refer to “Management’s Discussion and Analysis – Results of Operations -  Provision for Income Taxes” and Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.  In addition, our net income from finance operations for the first nine months of fiscal 2018 compared to the same period in fiscal 2017 was also favorably impacted by a $460 million increase in total financing revenues, partially offset by a $241 million decrease in realized gains, net on investments in marketable securities, and a $184 million increase in depreciation on operating leases.

Our net income from finance operations for the third quarter of fiscal 2018 increased compared to the same period in fiscal 2017, primarily due to a $2,725 million increase in the benefit for income taxes attributable to the enactment of the TCJA which reduced our federal statutory tax rate.  Refer to “Management’s Discussion and Analysis – Results of Operations -  Provision for Income Taxes” and Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.  In addition, our net income from finance operations for the third quarter of fiscal 2018 compared to the same period in fiscal 2017 was also favorably impacted by a $270 million decrease in interest expense, and a $169 million increase in total financing revenues, partially offset by a $155 million decrease in realized gains, net on investments in marketable securities.

Financing Revenues

Total financing revenues increased 6 percent and 7 percent during the first nine months and third quarter of fiscal 2018 as compared to the same periods in fiscal 2017 due to the following:

•

Operating lease revenues increased 5 percent and 6 percent in the first nine months and third quarter of fiscal 2018, respectively, as compared to the same periods in fiscal 2017, due to higher average outstanding earning asset balances and higher portfolio yields resulting from increases in subvention revenue.  The increase in our portfolio yields was partially offset by an increase in our depreciation expense.

•

Retail financing revenues increased 6 percent in both the first nine months and third quarter of fiscal 2018 as compared to the same periods in fiscal 2017, due to higher portfolio yields and higher average outstanding earning asset balances.

•

Dealer financing revenues increased 23 percent in the first nine months of fiscal 2018 as compared to the same period in fiscal 2017, primarily due to higher portfolio yields and higher average outstanding earning asset balances.  Dealer financing revenue increased 14 percent in the third quarter of fiscal 2018 as compared to the same period in fiscal 2017, primarily due to higher portfolio yields.

Our total portfolio yield, which includes operating lease revenues net of depreciation, as well as retail and dealer financing revenues, increased to 3.4 percent and 3.5 percent for the first nine months and third quarter of fiscal 2018, respectively, compared to 3.2 percent and 3.1 percent for the same periods in fiscal 2017.

Depreciation on Operating Leases

We reported depreciation on operating leases of $5,178 million and $1,778 million during the first nine months and third quarter of fiscal 2018, respectively, compared to $4,994 million and $1,722 million in the same periods in fiscal 2017.  The increase in depreciation on operating leases during the first nine months and third quarter of fiscal 2018 as compared to the same periods in fiscal 2017 was primarily attributable to an increase in average operating lease units outstanding.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2017	2016	2017	2016
Interest expense on debt	$490	$397	$1,441	$1,133
Interest (income) expense on derivatives	(13)	2	(47)	(5)
Interest expense on debt and derivatives	477	399	1,394	1,128

Ineffectiveness related to hedge accounting derivatives	-	-	-	-
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	123	(907)	1,146	(969)
(Gain) loss on non-hedge accounting foreign currency swaps	(108)	1,127	(1,141)	1,159
(Gain) loss on U.S. dollar non-hedge accounting interest rate swaps	(64)	82	(71)	(13)
Total interest expense	$428	$701	$1,328	$1,305

During the first nine months of fiscal 2018, total interest expense increased to $1,328 million from $1,305 million in the same period in fiscal 2017. The increase in total interest expense for the first nine months of fiscal 2018 compared to the same period in fiscal 2017 is primarily attributable to an increase in interest expense on debt, partially offset by lower losses on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps and higher gains on U.S. dollar non-hedge accounting interest rate swaps. During the third quarter of fiscal 2018, total interest expense decreased to $428 million from $701 million in the same period in fiscal 2017. The decrease in total interest expense for the third quarter of fiscal 2018 compared to the same period in fiscal 2017 is primarily attributable to lower losses on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps and gains on U.S. dollar non-hedge accounting interest rate swaps, partially offset by an increase in interest expense on debt.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, commercial paper and derivatives, and includes amortization of discounts, premiums, debt issuance costs, and basis adjustments. Interest expense on debt and derivatives for the first nine months and third quarter of fiscal 2018 increased to $1,394 million and $477 million, respectively, from $1,128 million and $399 million, respectively, in the same periods in fiscal 2017. The increases in interest expense on debt and derivatives are primarily due to higher weighted average interest rates as well as an increase in the amount of outstanding debt.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first nine months and third quarter of fiscal 2018, we recorded net losses of $5 million and $15 million, respectively, as losses on our non-hedge accounting debt denominated in foreign currencies were largely offset by gains on our non-hedge accounting foreign currency swaps as a result of offsetting foreign currency swap rates across the various currencies in which our debt is denominated. During the first nine months and third quarter of fiscal 2017, the net losses of $190 million and $220 million, respectively, on our debt denominated in foreign currencies, net of foreign currency swaps resulted primarily from increases in most foreign currency swap rates in which our debt is denominated.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the change in the valuation of interest rate swaps. During the first nine months and third quarter of fiscal 2018, we recorded gains of $71 million and $64 million, respectively, primarily as a result of increases in U.S. dollar swap rates across all tenors, particularly in the shorter tenors, with the gains on our higher notional, shorter-term pay-fixed swaps exceeding the losses on our longer-term pay-float swaps. During the first nine months of fiscal 2017, we recorded gains of $13 million as a result of increases in U.S. dollar swap rates across all tenors, with the gains on our higher notional, shorter-term pay-fixed swaps exceeding the losses on our longer-term pay-float swaps. During the third quarter of fiscal 2017, we recorded losses of $82 million primarily as a result of increases in U.S. dollar swap rates across all tenors, particularly in the longer tenors, with the losses on our longer-term pay-float swaps exceeding the gains on our shorter-term pay-fixed swaps.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Realized Gains, Net on Investments in Marketable Securities

During the first nine months and third quarter of fiscal 2018, our finance operations reported no realized gains, net on investments in marketable securities.  During the first nine months and third quarter of fiscal 2017, our finance operations reported realized gains, net on investments in marketable securities of $241 million and $155 million, respectively.  The realized gains, net on marketable securities in fiscal 2017 were due to the sale of our equity mutual fund to take advantage of favorable market conditions.

Provision for Credit Losses

We recorded a provision for credit losses of $320 million and $396 million for the first nine months of fiscal 2018 and fiscal 2017, respectively.  The decrease in the provision for credit losses for the first nine months of fiscal 2018 as compared to the same period in fiscal 2017 was primarily driven by favorable credit loss experience, partially offset by deterioration in the financial performance of certain dealers.  We recorded a provision for credit losses of $108 million and $183 million for the third quarter of fiscal 2018 and fiscal 2017, respectively.  The decrease in the provision for credit losses for the third quarter of fiscal 2018 as compared to the same period in fiscal 2017 was attributable to favorable credit loss experience as well as an increased focus on early and late stage collection activities.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $731 million and $239 million during the first nine months and third quarter of fiscal 2018, respectively, compared to $702 million and $250 million for the same periods in fiscal 2017.  The increase in operating and administrative expenses for the first nine months of fiscal 2018 compared to the same period in fiscal 2017, was primarily due to increases in general operating expenses, information technology expenditures, and expenses related to the relocation of our headquarters operations to Plano, Texas.  The decrease in operating and administrative expenses for the third quarter of fiscal 2018 compared to the same period in fiscal 2017, was primarily due to a decrease in information technology expenditures.  We continue to incur expenses associated with the relocation of our headquarters operations to Plano, Texas including deferred compensation expense, employee relocation and other relocation related expenses.  We expect to incur additional expenses over the next few years relating to our relocation.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2017	2016	Change	2017	2016	Change
Agreements (units in thousands)
Issued	593	581	2%	1,879	1,810	4%
Average in force	8,391	7,484	12%	8,178	7,241	13%

(Dollars in millions)
Insurance earned premiums and contract revenues	$220	$202	9%	$657	$594	11%
Investment and other income, net	29	32	(9)%	69	65	6%
Realized gains (losses), net on investments in marketable securities	3	2	50%	45	(1)	4600%
Revenues from insurance operations	252	236	7%	771	658	17%

Expenses:
Insurance losses and loss adjustment expenses	100	92	9%	316	272	16%
Operating and administrative expenses	84	75	12%	242	219	11%
Total expenses	184	167	10%	558	491	14%

Income before income taxes	68	69	(1)%	213	167	28%
(Benefit) Provision for income taxes	(41)	26	(258)%	13	62	(79)%

Net income from insurance operations	$109	$43	153%	$200	$105	90%

Our insurance operations reported net income of $200 million and $109 million for the first nine months and third quarter of fiscal 2018, respectively, compared to $105 million and $43 million for the same periods in fiscal 2017.  The increase in net income for the first nine months of fiscal 2018 was primarily due to a $63 million increase in insurance earned premiums and contract revenues, and a $49 million decrease in provision for income taxes attributable to the enactment of the TCJA which reduced our federal statutory tax rate.  Refer to “Management’s Discussion and Analysis – Results of Operations - Provision for Income Taxes” and Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.  In addition, our net income from insurance operations was also favorably impacted by a $46 million increase in realized gains, net on investments in marketable securities, partially offset by a $44 million increase in insurance losses and loss adjustment expenses, and a $23 million increase in operating and administrative expenses.

Our net income from insurance operations for the third quarter of fiscal 2018 increased compared to the same period in fiscal 2017, primarily due to a $67 million decrease in the provision for income taxes attributable to the enactment of the TCJA which reduced our federal statutory tax rate.  Refer to “Management’s Discussion and Analysis – Results of Operations - Provision for Income Taxes” and Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.  In addition, our net income from insurance operations for the third quarter of fiscal 2018 compared to the same period in fiscal 2017 was also favorably impacted by a $18 million increase in insurance earned premiums and contract revenues, offset by a $9 million increase in operating and administrative expenses, and a $8 million increase in insurance losses and loss adjustment expenses.

Agreements issued increased 4 percent and 2 percent during the first nine months and third quarter of fiscal 2018, respectively, compared to the same periods in fiscal 2017.  The average number of agreements in force increased 13 percent and 12 percent, respectively, during the first nine months and third quarter of fiscal 2018 compared to the same periods in fiscal 2017.  The increases in the agreements issued in both periods were primarily due to increased sales of guaranteed auto protection agreements, partially offset by a decrease in sales of certified pre-owned vehicle warranties and prepaid maintenance contracts. The increases in the average in force agreements in both periods were primarily due to increases in prepaid maintenance contracts, guaranteed auto protection agreements, and tire and wheel protection agreements as sales volume outpaced agreement expirations.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $657 million and $220 million for the first nine months and third quarter of fiscal 2018, respectively, compared to $594 million and $202 million for the same periods in fiscal 2017, respectively.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales volume as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in insurance earned premiums and contract revenues in the first nine months and third quarter of fiscal 2018, respectively, compared to the same periods in fiscal 2017 was primarily due to an increase in the average in force agreements.

Realized Gains, Net on Investments in Marketable Securities

Our insurance operations reported realized gains, net on investments in marketable securities of $45 million and $3 million for the first nine months and third quarter of fiscal 2018, respectively, compared to realized losses, net on investments in marketable securities of $1 million and realized gains, net on investments in marketable securities of $2 million for the same periods in fiscal 2017, respectively.  The increase in realized gains, net on investments in marketable securities for the first nine months of fiscal 2018 compared to the same period in fiscal 2017 was due to the sale of a portion of our fixed income mutual funds portfolio to take advantage of favorable market conditions, which occurred in the first quarter of fiscal 2018.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $316 million and $100 million for the first nine months and third quarter of fiscal 2018, respectively, compared to $272 million and $92 million for the same periods in fiscal 2017.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in insurance losses and loss adjustment expenses in the first nine months and third quarter of fiscal 2018 compared to the same periods in fiscal 2017 was primarily due to an increase in our prepaid maintenance, guaranteed auto protection, and tire and wheel protection losses.  The increases in both our prepaid maintenance and tire and wheel protection losses for the first nine months and third quarter of fiscal 2018 compared to the same periods in fiscal 2017 were due to a higher number of average in force agreements, as well as an increase in the severity of claims.  The increase in our guaranteed auto protection losses for the first nine months of fiscal 2018 compared to the same period in fiscal 2017 was the result of increases in average in force agreements as well as an increase in both frequency and severity of claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $242 million and $84 million for the first nine months and third quarter of fiscal 2018, respectively, compared to $219 million and $75 million for the same periods in fiscal 2017.  The increase in operating and administrative expenses in the first nine months and third quarter of fiscal 2018 compared to the same periods in fiscal 2017 was attributable to higher product and general operating expenses driven by the continued growth of our insurance business, as well as an increase in insurance dealer back-end program expenses.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.  We continue to incur expenses associated with the relocation of our headquarters operations to Plano, Texas including deferred compensation expense, employee relocation and other relocation related expenses.  We expect to incur additional expenses over the next few years relating to our relocation.

Provision for Income Taxes

Our overall benefit for income taxes was $2.7 billion and $2.8 billion for the first nine months and third quarter of fiscal 2018, respectively, compared to income tax expense of $212 million for the first nine months of fiscal 2017 and a benefit for income taxes of $29 million for the third quarter of fiscal 2017.  The change in the provision for income taxes for the first nine months and third quarter of fiscal 2018 is primarily due to a one-time $2.9 billion income tax benefit attributable to the revaluation of our net deferred tax liabilities resulting from the reduction of the federal statutory income tax rate by the TCJA from 35% to 21%.  Our statutory federal income tax rate for fiscal 2018 will be a blended rate of 31.55% compared to 35% for fiscal 2017.  We expect the TCJA will have a favorable impact in the future on our provision for income taxes as a result of the lower federal statutory income tax rate.  Refer to Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2017	2016	Change	2017	2016	Change
TMS new sales volume[1]	462	487	(5)%	1,471	1,455	1%

Vehicle financing volume[2]
New retail contracts	165	164	1%	484	475	2%
Used retail contracts	58	70	(17)%	190	216	(12)%
Lease contracts	120	126	(5)%	390	432	(10)%
Total	343	360	(5)%	1,064	1,123	(5)%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	113	103	10%	294	298	(1)%
Used retail contracts	5	19	(74)%	42	62	(32)%
Lease contracts	112	112	-%	361	372	(3)%
Total	230	234	(2)%	697	732	(5)%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	68.5%	62.8%		60.7%	62.7%
Used retail contracts	8.6%	27.1%		22.1%	28.7%
Lease contracts	93.3%	88.9%		92.6%	86.1%
Overall subvened contracts	67.1%	65.0%		65.5%	65.2%

Market share:[3]
Retail contracts	35.5%	33.5%		32.8%	32.5%
Lease contracts	26.0%	25.6%		26.4%	29.0%
Total	61.5%	59.1%		59.2%	61.5%

[1]

Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume was comprised of 84 percent Toyota and 16 percent Lexus for the first nine months of fiscal 2018 and 83 percent Toyota and 17 percent Lexus for the first nine months of fiscal 2017.  TMS new sales volume was comprised of 82 percent Toyota and 18 percent Lexus for the third quarter of fiscal 2018 and 2017, respectively.

[2]

Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months and third quarter of fiscal 2018.  Total financing volume was comprised of approximately 79 percent Toyota, 18 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months and third quarter of fiscal 2017.

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

Vehicle sales by TMS increased 1 percent for the first nine months of fiscal 2018 compared to the same period in fiscal 2017 primarily due to increased consumer demand for Toyota vehicles.  Our financing volume decreased 5 percent and our overall market share decreased 2 percentage points for the first nine months of fiscal 2018 compared to the same period in fiscal 2017, primarily due to competition from other financial institutions.  Our financing volume and market share were further impacted by increased competition for non-subvened lease contracts.

Vehicle sales by TMS and our financing volume decreased 5 percent for the third quarter of fiscal 2018 compared to the same period in fiscal 2017 primarily due to a decline in overall vehicle demand that resulted in a decline in our financing volume.  Despite the decline in financing volume, our overall market share increased 2 percentage points for the third quarter of fiscal 2018 compared to the same period in fiscal 2017 primarily due to an increase in subvention on retail contracts.

The composition of our net earning assets is summarized below:

	December 31,	March 31,
(Dollars in millions)	2017	2017	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$51,949	$50,686	2%
Dealer financing, net[1]	16,959	17,776	(5)%
Total finance receivables, net	68,908	68,462	1%
Investments in operating leases, net	38,947	38,152	2%
Net earning assets	$107,855	$106,614	1%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	988	993	(1)%
Dealers outside of the Toyota/Lexus dealer network	365	371	(2)%
Total number of dealers receiving wholesale financing	1,353	1,364	(1)%

Dealer inventory outstanding (units in thousands)	316	340	(7)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 2 percent and 1 percent during the first nine months and third quarter of fiscal 2018, respectively, as compared to the same periods in fiscal 2017.  The increase to new retail contract volume during the first nine months of fiscal 2018 as compared to the same period in fiscal 2017, was primarily due to an increase in demand for Toyota vehicles.  Our market share remained consistent and increased 2 percentage points during the first nine months and third quarter, respectively, as compared to the same periods in fiscal 2017.  The increases to new retail contract volume and market share during the third quarter of fiscal 2018 as compared to the same period in fiscal 2017, were driven by a higher focus on retail subvention. Our retail finance receivables, net increased 2 percent at December 31, 2017 as compared to March 31, 2017 due to increased demand for Toyota vehicles during the first nine months of fiscal 2018.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 10 percent and 5 percent during the first nine months and third quarter of fiscal 2018, respectively, as compared to the same periods in fiscal 2017.  Our lease market share decreased 3 percentage points during the first nine months of fiscal 2018, while our lease market share for the third quarter of fiscal 2018 remained consistent as compared to the same periods in fiscal 2017.  The decrease in both lease contract volume and market share for the first nine months of fiscal 2018 as compared to the same period in fiscal 2017, was attributable to competition from other financial institutions and a decline in the volume of subvened contracts.  Our lease contract volume in the third quarter of fiscal 2018 decreased compared to the same period in fiscal 2017 as a result of lower TMS new sales volume.  In addition, our lease contract volume and market share was further impacted by increased competition for non-subvened contracts.  Despite the decreases in lease financing volume and market share, higher leasing in recent years has resulted in our investments in operating leases, net, increasing 2 percent at December 31, 2017, as compared to March 31, 2017.

Dealer Financing and Earning Assets

Dealer financing, net at December 31, 2017, decreased 5 percent from March 31, 2017 due primarily to a decrease in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2017	2016	Change	2017	2016	Change
Depreciation on operating leases (dollars in millions)	$1,778	$1,722	3%	$5,178	$4,994	4%
Average operating lease units outstanding (in thousands)	1,480	1,427	4%	1,465	1,414	4%

Depreciation expense on operating leases increased 4 percent and 3 percent during the first nine months and third quarter of fiscal 2018, respectively, as compared to the same periods in fiscal 2017, due to an increase in the average operating lease units outstanding.  As a result of the increased focus on leasing in recent years, by both us and the automotive finance industry, we expect that maturities will remain at a high level in the future, which will result in an increase in the supply of used vehicles and could unfavorably impact used vehicle values.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

Credit Risk

Credit Loss Experience

Our credit loss experience may be affected by a number of factors including the economic environment, our purchasing and servicing practices, used vehicle market conditions and subvention.  We continuously evaluate and refine our purchasing practices and collection efforts to minimize risk.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit quality than non-subvened contracts.

The following table provides information related to our credit loss experience:

	December 31,	March 31,	December 31,
	2017	2017	2016
Net charge-offs as a percentage of average gross earning assets[1]
Finance receivables	0.42%	0.52%	0.51%
Operating leases	0.30%	0.39%	0.39%
Total	0.38%	0.47%	0.46%

Default frequency as a percentage of outstanding contracts	1.46%	1.53%	1.49%
Average loss severity per unit[2]	$7,402	$7,787	$7,808

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.46%	0.28%	0.42%
Operating leases[4]	0.38%	0.25%	0.31%
Total	0.43%	0.27%	0.38%

[1]	Net charge-off ratios have been annualized using nine month results for the periods ended December 31, 2017 and 2016.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased from 0.46 percent at December 31, 2016 to 0.38 percent at December 31, 2017 due to favorable credit loss experience as well as a recent focus on early and late stage collection activities.  Default frequency as a percentage of outstanding contracts decreased to 1.46 percent for the first nine months of fiscal 2018 compared to 1.49 percent in the same period in fiscal 2017.  Our average loss severity for the first nine months of fiscal 2018 decreased to $7,402 from $7,808 in the first nine months of fiscal 2017.  The decreases in net charge-offs, default frequency and average loss severity compared to March 31, 2017 are attributable to a recent focus on early and late stage collection activities.  Our delinquencies increased to 0.43 percent at December 31, 2017 compared to 0.27 percent at March 31, 2017 and 0.38 percent at December 31, 2016.  The increase in our delinquencies from March 31, 2017 to December 31, 2017 is primarily due to seasonality and the impact of a recent focus on late stage collection activities.  Despite declines in our net charge-offs, default frequency, and average loss severity for the first nine months of fiscal 2018 as compared to the same period in fiscal 2017, we have experienced increasing trends in delinquencies, default frequency, and average loss severity over the last few years.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2017	2016	2017	2016
Allowance for credit losses at beginning of period	$636	$526	$622	$535
Provision for credit losses	108	183	320	396
Charge-offs, net of recoveries[1]	(110)	(143)	(308)	(365)
Allowance for credit losses at end of period	$634	$566	$634	$566

[1]

Charge-offs are shown net of recoveries of $18 million and $63 million for the three and nine months ended December 31, 2017 and 2016, respectively, and recoveries of $19 million and $59 million for the three and nine months ended December 31, 2016, respectively.

Our allowance for credit losses increased $68 million from $566 million at December 31, 2016 to $634 million at December 31, 2017 as a result of portfolio growth and deterioration in the financial performance of certain dealers.  Our allowance for credit losses increased $12 million from $622 million at March 31, 2017 to $634 million at December 31, 2017 primarily due to a deterioration in the financial performance of certain dealers. Changes in the economy that impact the consumer such as increasing interest rates, a rise in the unemployment rate and higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	December 31,	March 31,
(Dollars in millions)	2017	2017
Commercial paper[1]	$28,041	$26,632
Unsecured notes and loans payable[2]	56,742	57,282
Secured notes and loans payable[3]	13,714	14,319
Total debt	$98,497	$98,233
[1]	Includes unamortized premium/discount.
[2]

Includes unamortized premium/discount, debt issuance costs, the effects of gains and losses due to foreign currency translation adjustments on non-hedged notes and loans payable which are denominated in foreign currencies and other carrying value adjustments

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $6.8 billion to $9.5 billion with an average balance of $8.3 billion during the quarter ended December 31, 2017.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $25.3 billion to $28.3 billion during the quarter ended December 31, 2017, with an average outstanding balance of $27.0 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Other		Total unsecured notes and loans payable[5]
Balance at March 31, 2017¹	$35,533		$14,686		$7,202		$57,421
Issuances	6,293	[2]	2,423	[3]	1,575	[4]	10,291
Maturities and terminations	(6,421)		(3,362)		(2,497)		(12,280)
Non-cash changes in foreign currency rates	-		1,530		7		1,537
Balance at December 31, 2017¹	$35,405		$15,277		$6,287		$56,969

[1]	Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, fair value adjustments to debt in hedge accounting relationships, and accrued redemption premiums.
[2]

MTNs and domestic bonds issued during the first nine months of fiscal 2018 had terms to maturity ranging from approximately 1 year to 15 years, and had interest rates at the time of issuance ranging from 1.5 percent to 2.9 percent.

[3]

EMTNs issued during the first nine months of fiscal 2018 had terms to maturity ranging from approximately 4 years to 7 years and had interest rates at the time of issuance ranging from zero to 3.3 percent.

[4]	Consists of borrowings with terms to maturity of approximately 1 year and interest rates at the time of issuance ranging from 1.7 percent to 1.8 percent.
[5]

Consists of fixed and floating rate debt and other obligations.  Upon the issuance of fixed rate debt and other obligations, we generally elect to enter into pay-float swaps.  Refer to “Derivative Instruments” for further discussion.

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending January 2021.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge and cross-default provisions.  We are currently in compliance with these covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2017, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €24.6 billion was available for issuance at December 31, 2017.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

TMCC has entered into term loan agreements with various banks.  These term loan agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.  In addition, we may issue other debt securities through the global capital markets or enter into other unsecured financing arrangements, including those in which we agree to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.

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

Securitization

We maintain shelf registration statements with the Securities and Exchange Commission (“SEC”) to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of December 31, 2017 and March 31, 2017, we did not have any outstanding lease securitization transactions registered with the SEC.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2017, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2019, 2021, and 2023, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2017 and March 31, 2017.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2017, TMCC had committed bank credit facilities totaling $5.5 billion of which $200 million, $2.3 billion, $525 million, and $2.5 billion mature in fiscal 2018, 2019, 2020, and 2021, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2017 and March 31, 2017. We are currently in compliance with the covenants and conditions of the credit agreements described above.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in our Consolidated Statements of Income.  As of December 31, 2017 and March 31, 2017, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 31, 2017, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	December 31,	March 31,
(Dollars in millions)	2017	2017
Gross derivatives assets, net of credit valuation adjustment	$940	$599
Less: Counterparty netting and collateral	(862)	(548)
Derivative assets, net	$78	$51

Gross derivative liabilities, net of credit valuation adjustment	$575	$1,453
Less: Counterparty netting and collateral	(575)	(1,407)
Derivative liabilities, net	$-	$46

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2017, we held collateral of $465 million, which offset derivative assets, and we posted collateral of $178 million, which offset derivative liabilities.  We also held excess collateral of $4 million that we did not use to offset derivative assets, and we posted excess collateral of $42 million that we did not use to offset derivative liabilities.  As of March 31, 2017, we held collateral of $154 million, that offset derivative assets, and we posted collateral of $1,013 million that offset derivative liabilities.  We also held excess collateral of $5 million, that we did not use to offset derivative assets, and we posted excess collateral of $5 million that we did not use to offset derivative liabilities.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at December 31, 2017 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of December 31, 2017, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2017 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	December 31,	March 31,
(Dollars in millions)	2017	2017
Credit Rating
AA	$5	$1
A	75	52
Total net counterparty credit exposure	$80	$53

We exclude from the table above credit valuation adjustments of $2 million as of December 31, 2017 and March 31, 2017 related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statements of Income.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) concluded that the disclosure controls and procedures were effective as of December 31, 2017, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

364-day syndicated credit facility pursuant to a 364 Day Credit Agreement, dated as of November 13, 2017 (the “364 Day Credit Agreement”), among Toyota Motor Credit Corporation (“TMCC”), Toyota Motor Finance (NETHERLANDS) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit De Puerto Rico Corp. (“TCPR”), Toyota Credit Canada Inc. (“TCCI”), Toyota Kreditbank GMBH (“TKG”), and Toyota Finance Australia Limited (“TFA”), as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp. (“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), JPMorgan Chase Bank, N.A. (“JPMorgan”), Merrill Lynch, Pierce, Fenner & Smith Incorporated ( “MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, LTD., a member of MUFG, a global financial group (“MUFG”), as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A (“Citibank”), JPMorgan and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, JPMorgan and MUFG, as Syndication Agents.

		(3)

10.2	Three Year syndicated credit facility pursuant to a Three Year Credit Agreement, dated as of November 13, 2017 (the “Three Year Credit Agreement”), among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, JPMorgan, MLPFS, and MUFG, as Joint Lead Arrangers and Joint Book Managers, Citibank, JPMorgan and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, JPMorgan and MUFG, as Syndication Agents.	(4)

10.3

Five Year syndicated credit facility pursuant to a Five Year Credit Agreement, dated as of November 13, 2017 (the “Five Year Credit Agreement”, and collectively with the 364 Day Credit Agreement and the Three Year Credit Agreement, the “Credit Agreements”), among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, JPMorgan, MLPFS, and MUFG, as Joint Lead Arrangers and Joint Book Managers, Citibank, JPMorgan and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, JPMorgan and MUFG, as Syndication Agents.

		(5)

Exhibit Number	Description	Method of Filing
12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Accounting Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K dated November 13, 2017, Commission File Number 1-9961.
(4)	Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K dated November 13, 2017, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K dated November 13, 2017, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 13, 2018	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: February 13, 2018	By	/s/ Ron Chu
Ron Chu
Group Vice President and Chief Accounting Officer