Form 10-K
period 2018-03-31
TOYOTA MOTOR CREDIT CORP
filed 2018-06-04
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3775816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 Headquarters Drive Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 486-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Medium-Term Notes, Series B, CPI Linked Notes Stated Maturity Date June 18, 2018 Medium-Term Notes, Series B Stated Maturity Date January 11, 2028	New York Stock Exchange

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

As of April 30, 2018, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2018

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

We provide a variety of finance and insurance products to authorized Toyota and Lexus dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “dealers”) and their customers in the United States of America (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our products fall primarily into the following categories:

•

Finance - We acquire retail installment sales contracts from dealers in the U.S. and Puerto Rico (“retail contracts”) and leasing contracts accounted for as operating leases (“lease contracts”) from dealers in the U.S.  We collectively refer to our retail and lease contracts as the “consumer portfolio.”  We also provide dealer financing, including wholesale financing, working capital loans, revolving lines of credit and real estate financing to dealers in the U.S. and Puerto Rico.  We collectively refer to our dealer financing portfolio as the “dealer portfolio.”

•

Insurance - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for vehicle and payment protection products sold by dealers in the U.S. Our vehicle and payment protection products include vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance contracts, excess wear and use agreements, tire and wheel protection agreements and key replacement protection.  TMIS also covers certain risks of dealers and provides related administrative services to certain of our affiliates in the U.S.  Although the vehicle and payment protection products are generally not regulated as insurance products, for ease of reference we collectively refer to the group of products provided by TMIS herein as “insurance products.”

We support growth in earning assets through funding obtained primarily in the global capital markets as well as funds provided by investing and operating activities.  Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our funding activities.

We acquire retail and lease contracts from dealers and TMIS markets insurance products to dealers through 29 dealer sales and services offices (“DSSOs”). The DSSOs are supported by three regional management offices and we service contracts through three regional customer service centers (“CSCs”) located throughout the U.S.  The DSSOs primarily support the dealers by acquiring retail and lease contracts and providing wholesale financing and other dealer financing activities such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. The DSSOs also provide support for our insurance products sold in the U.S.  The CSCs support customer account servicing functions such as collections, lease terminations, and administration of both retail and lease contract customer accounts. The Central region CSC also supports insurance product operations by providing agreement and claims administrative services.

In fiscal 2016, we sold certain assets and liabilities related to our industrial equipment retail, lease and dealer portfolios (hereinafter the “commercial finance business”).  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion.

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

6565 Headquarters Drive

Plano, Texas 75024

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

Geographic Distribution of Operations

As of March 31, 2018, approximately 22 percent of retail and lease contracts were concentrated in California, 11 percent in Texas, 8 percent in New York and 5 percent in New Jersey.  As of March 31, 2018, approximately 26 percent of insurance policies and contracts were concentrated in California, 6 percent in New York, and 5 percent in both Maryland and New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our results of operations and financial condition.

FINANCE OPERATIONS

The table below summarizes our financing revenues, net of depreciation by product.

	Years Ended March 31,
	2018	2017	2016
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	30%	27%	35%
Retail	54%	58%	53%
Dealer	16%	15%	12%
Financing revenues, net of depreciation	100%	100%	100%

Retail and Lease Financing

Pricing

We utilize a tiered pricing program, which matches interest rates with customer risk as defined by credit bureau scores and other factors for a range of price and risk combinations.  Each application is assigned a credit tier.  Rates vary based on credit tier, term, loan-to-value and collateral, including whether a new or used vehicle is financed.  In addition, special rates may apply as a result of promotional activities.  We review and adjust interest rates based on competitive and economic factors and distribute the rates, by tier, to dealers.

Underwriting

Dealers transmit customer credit applications electronically through our online system for contract acquisition.  The customer may submit a credit application directly to our website, in which case, the credit application is sent to the dealer of the customer’s choice and is considered by us for preapproval.  Upon receipt of the credit application, our loan origination system automatically requests a credit bureau report from one of the major credit bureaus.  We use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Factors used by the credit scoring system (based on the applicant’s credit history) include the term of the contract, ability to pay, debt ratios, amount financed relative to the value of the vehicle to be financed, and credit bureau attributes such as number of trade lines, utilization ratio and number of credit inquiries.

Credit applications are subject to systematic evaluation.  Our loan origination system evaluates each application to determine if it qualifies for automatic approval or decline without manual intervention (“auto-decisioning”) using specific requirements, including internal credit score and other application characteristics.  Typically, the highest quality credit applications are approved automatically and the lowest quality credit applications are automatically declined.

Credit analysts (located at the DSSOs) approve or decline all credit applications that are not auto-decisioned, and may also approve an application that has been the subject of an automated decline.  Failure to be automatically approved through auto-decisioning does not mean that an application does not meet our underwriting guidelines.  A credit analyst decisions applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly payment obligation, which is derived, among other things, from the amount financed and the term.  A credit analyst will verify information contained in the credit application if the application presents an elevated level of credit risk.  Our proprietary scoring system assists the credit analyst in the credit review process.  The credit analyst’s final credit decision is made based upon the degree of credit risk perceived by the credit analyst after assessing the strengths and weaknesses of the application.

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

Subvention and Incentive Programs

Toyota Motor Sales, U.S.A, Inc. (“TMS”), a subsidiary of Toyota Motor North America, Inc. (“TMNA”), is the primary distributor of Toyota and Lexus vehicles in the United States.  In partnership with TMNA and other non-affiliated third party distributors, we may offer special promotional rates, which we refer to as subvention programs.  TMNA pays us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on the marketing strategies of TMNA, economic conditions, and volume of new and used vehicle sales.  The amount of subvention received varies based on the mix of Toyota and Lexus vehicles included in the promotional rate programs and the timing of the programs.  The majority of our retail and lease contracts are subvened.  We may also offer other cash incentive programs in partnership with TMNA.  Subvention and other cash incentive program payments are settled at the beginning of the retail or lease contract.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income for lease contracts.

Servicing

Our CSCs are responsible for servicing the consumer portfolio.  A centralized department manages third party vendor relationships responsible for bankruptcy administration, pre charge-off collections, post charge-off recovery, liquidation activities, customer services activities and certain administrative activities with support from the CSCs.

We use an online collection and auto dialer system that prioritizes collection efforts and signals our collections personnel to make telephone contact with delinquent customers.  We also use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods based on behavioral scoring models (which analyze borrowers’ payment performance, vehicle valuation and credit bureau scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is approximately 80 days past due.  Repossessed vehicles are held for sale to comply with statutory requirements and then sold at private auctions, unless public auctions are required by state law.  Any unpaid amounts remaining after the repossessed vehicle is sold or after taking the full balance charge-off are pursued by us to the extent practical and legally permissible.  Any surplus amounts remaining after recovery fees, disposition costs, and other expenses have been paid, and after any reserve charge-backs, dealer guarantees and optional product refunds have been credited to the customer’s account, are refunded to the customers.  Collections of post-sale deficiencies and full-balance charge-offs are handled by third party vendors and the CSCs.  We charge-off accounts when they are uncollectable or when the account balance becomes 120 days contractually delinquent, whichever occurs first.  However, the CSCs will continue to collect or pursue recovery of the vehicle up to 190 days after the account is past due.

We may, in accordance with our customary servicing procedures, offer rebates or waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the consumer portfolio.  In addition, we may defer a customer’s obligation to make a payment by extending the contract term.

Substantially all of our retail and lease contracts are purchased as non-recourse from the dealers.  This relieves the dealers of financial responsibility in the event of a customer default.

We may experience a higher risk of loss if customers fail to maintain required insurance coverage.  The terms of our retail contracts require customers to maintain physical damage insurance covering loss or damage to the financed vehicle in an amount not less than the full value of the vehicle and to provide evidence of such insurance upon our request.  The terms of each contract allow but do not require us to obtain any such insurance coverage on behalf of the customer.  In accordance with our customary servicing procedures, we do not exercise our right to obtain insurance coverage on behalf of the customer.  Our lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle.  We currently do not monitor ongoing customer insurance coverage as part of our customary servicing procedures for the consumer portfolio.

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to leased vehicles in the U.S.  This arrangement was established to facilitate lease securitizations.  We service lease contracts acquired by the Titling Trust from Toyota and Lexus dealers.  We hold an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in Investments in operating leases, net on our Consolidated Balance Sheets.

Remarketing

The lessee may purchase the leased asset at the contractual residual value or return the leased asset to the dealer.  If the leased asset is returned to the dealer, the dealer may purchase the leased asset or return it to us.  We are responsible for disposing of the leased asset if the lessee or dealer does not purchase the asset at lease maturity.

In order to minimize losses when vehicles are returned to us, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles.  We use various channels to sell vehicles returned at lease-end and repossessed vehicles, including a dealer direct program (“Dealer Direct”) and physical auctions.

The goal of Dealer Direct is to increase dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles.  Through Dealer Direct, the dealer accepting return of the lease vehicle (the “grounding dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to us.  Vehicles not purchased by the grounding dealer are made available to all Toyota and Lexus dealers through the Dealer Direct online auction.  Vehicles not purchased through Dealer Direct are sold at physical vehicle auction sites throughout the country.  Where deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction.  Additionally, we redistribute vehicles geographically to minimize oversupply in any location.

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

TMCC and TMNA are parties to an agreement pursuant to which TMNA will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of a dealer default under wholesale financing.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties, at the request of TMNA or private Toyota distributors, and TMNA or the applicable private distributor guarantees the payments by such borrowers.

Other Dealer Financing

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and insurance products and the creditworthiness of each dealer.

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

As part of our monitoring processes, we may require dealers to submit periodic financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor the timeliness of dealer inventory financing payoffs in accordance with the agreed-upon terms to identify possible risks.

INSURANCE OPERATIONS

Gross revenues from insurance products on a consolidated basis comprised 9 percent of total gross revenues for fiscal 2018, 8 percent for fiscal 2017 and 7 percent for fiscal 2016.

Products

TMIS offers vehicle and payment protection products on Toyota, Lexus and other domestic and import vehicles that are sold by dealers as part of the dealer’s sale of a vehicle as further described below.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection and debt cancellation agreements provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle.  Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals.  Excess wear and use agreements are available on leases of Toyota and Lexus vehicles and protect against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection agreements provide coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to a defect in material or workmanship, to the extent not covered by the manufacturer or the tire distributor warranties.  Certain tire and wheel protection agreements also cover expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of damage or loss.  Key replacement protection was introduced in December 2017 and provides stand-alone coverage for expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of damage or loss.

Certain Toyota, Lexus and other domestic and import dealers elect to participate in the inventory insurance program to obtain coverage for eligible vehicle inventory through a third party who would cede 100 percent of the risk to TMIS.  TMIS in turn purchases third party reinsurance covering the excess of certain dollar maximums per occurrence and in the aggregate.  Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.  In February 2018, TMIS announced the inventory insurance program would be discontinued effective September 2018.

TMIS provides TMNA contractual indemnity insurance coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles.  TMIS also provides umbrella liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS provides coverage, 99 percent of the risk is ceded to various reinsurers.  In addition, until April 30, 2016, TMIS provided property deductible reimbursement insurance to TMNA and other affiliates covering losses incurred under their primary policy.

RELATIONSHIPS WITH AFFILIATES

TMS, a subsidiary of TMNA, is the primary distributor of Toyota and Lexus vehicles in the U.S.  Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  Sales of Toyota and Lexus vehicles are reported publicly by TMNA. As reported by TMNA, sales of automobiles and light-duty trucks totaled 2.5 million units for both fiscal 2018 and fiscal 2016, compared to 2.4 million units for fiscal 2017.  Toyota and Lexus vehicles accounted for approximately 14 percent of all automobile and light-duty truck unit sales volume in the U.S. during fiscal 2018, fiscal 2017 and fiscal 2016.

TMCC is party to agreements with TMNA and certain TMNA subsidiaries.  For ease of reference herein, we refer solely to the parent entity, TMNA.  As a result, all references to the agreements or activities of TMNA herein that are carried out by a TMNA subsidiary are deemed to also make reference to and include the applicable TMNA subsidiary.

TMNA sponsors subvention and other cash incentive programs on certain new and used Toyota and Lexus vehicles.  The level of subvention and incentive program activity varies based on TMNA marketing strategies, economic conditions, and volume of vehicle sales.

TMCC and TMNA are parties to an agreement pursuant to which TMNA will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of a dealer default under wholesale financing.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties, at the request of TMNA or private Toyota distributors, and TMNA or the applicable private distributor guarantees the payments by such borrowers.

TMNA provides shared services to TMCC, including certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services.

Prior to January 1, 2015, our employees were generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plan (the “Pension Plan”).  Effective January 1, 2015, the Pension Plan was closed to employees first employed or reemployed on or after such date.  Employees meeting certain eligibility requirements may participate in the Toyota Motor North America, Inc. Retirement Savings Plan (the “Savings Plan”).  Certain employees hired on or after January 1, 2015, may be eligible to receive an additional contribution to the Savings Plan calculated based on their age and compensation. Various health, life and other post-retirement benefits are offered and sponsored by TMNA, as discussed further in Note 12 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

TMCC is party to agreements with TMNA and other affiliates relating to the team member vehicle benefit program, which allows team members to lease Toyota and Lexus vehicles on terms exclusive to the benefit program. TMNA serves as the chief administrator of the program.  TMCC acquires and services team member leases entered into after the third quarter of fiscal 2018.  A portion of the vehicles used for the team member vehicle benefit program are acquired from TMNA.  TMCC receives a per vehicle contribution from participating affiliates to assist with the costs of its contribution to the benefit program, and TMCC pays a per vehicle participation fee to TMNA to participate in the benefit program.

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

Credit support agreements exist between TMCC and TFSC and between TFSC and TMC.  These agreements are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

TMIS provides administrative services and various types of coverage to TMNA and other affiliates, including contractual indemnity coverage for limited warranties on TMNA’s certified pre-owned vehicle program and umbrella liability insurance.  Until April 30, 2016, TMIS also provided property deductible reimbursement insurance to TMNA and other affiliates.

Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

COMPETITION

We operate in a highly competitive environment and compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, online banks, and finance companies.  To a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail contracts through Toyota and Lexus dealers. We also compete with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing.  No single competitor is dominant in the industry.  We compete primarily through service quality, our relationship with TMNA, and financing rates.  We seek to provide exceptional customer service and competitive financing programs to our dealers and to their customers.  Our affiliation with TMNA offers an advantage in providing financing or leasing of Toyota and Lexus vehicles.

Competition for the insurance products is primarily from national and regional independent service contract providers.  We compete primarily through service quality, our relationship with TMNA and product benefits.  Our affiliation with TMNA provides an advantage in selling our insurance products and services.

REGULATORY ENVIRONMENT

Our finance and insurance products are regulated under both federal and state law.

Federal Consumer Finance Regulation

Our finance operations are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Consumer Leasing Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the unfair, deceptive and abusive practices (UDAAP) provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.  The Truth in Lending Act and the Consumer Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies including the accuracy and integrity of information reported, credit decision notices, consumer dispute handling procedures and identity theft prevention requirements.  The Servicemembers Civil Relief Act requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty, and also requires us to allow eligible servicemembers to terminate their lease agreements with us early without penalty.  UDAAP laws prohibit practices that are unfair, deceptive or abusive towards consumers.  Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data.  In addition, the dealers who originate our retail and lease contracts also must comply with federal credit and trade practice statutes and regulations.  Failure of the dealers to comply with these statutes and regulations could result in remedies that could have an adverse effect on us.

The Bureau of Consumer Financial Protection, previously known as the Consumer Financial Protection Bureau (“CFPB”), which was created by the Dodd-Frank Act, has broad regulatory, supervisory and enforcement authority over entities offering consumer financial services or products, including non-bank companies, such as TMCC (“Covered Entities”).  The CFPB examines Covered Entities for compliance with consumer financial protection laws.  As part of this authority, the CFPB’s examinations could result in enforcement actions, regulatory fines and mandated changes to our business, products, policies and procedures.

The CFPB’s rulemaking authority includes the authority to promulgate rules regarding, among other practices, debt collection practices that would apply to third-party collectors and first-party collectors, such as ourselves, and rules regarding consumer credit reporting practices.  The timing and impact of these rules on our business remain uncertain.

In addition, the CFPB has increased scrutiny of the sale of certain ancillary or add-on products, including products similar to those we finance.  The CFPB has questioned such products’ value and how such products are marketed and sold.

The CFPB also has enforcement authority under which it is authorized to conduct investigations (which may include a joint investigation with other agencies and regulators) and initiate enforcement actions for violations of federal consumer financial protection laws. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other types of affirmative relief), or other forms of remediation, and/or impose monetary penalties.  The CFPB and the Federal Trade Commission (“FTC”) have become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities.  Both the CFPB and FTC announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us and the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

The CFPB has focused on the area of auto finance, particularly with respect to indirect financing arrangements, dealer compensation and fair lending compliance.  In March 2013, the CFPB issued a bulletin stating that indirect auto lenders may be liable for violations under the Equal Credit Opportunity Act based on dealer-specific and portfolio-wide disparities on a prohibited basis.  According to the bulletin, these disparities result from allowing dealers to mark up the interest rate offered by the indirect auto lenders to the contract rate offered to consumers by the dealers.  In addition, the bulletin outlined steps that indirect auto lenders should take in order to comply with fair lending laws regarding dealer markup and compensation policies.  On May 21, 2018, President Trump signed into law a resolution approved by Congress under the Congressional Review Act that repealed the CFPB’s fair lending guidance contained in the bulletin and prohibits the future enactment of a similar rule without Congressional approval.

As previously disclosed, in February 2016, we entered into consent orders with the CFPB and the U.S. Department of Justice (collectively, the “Agencies”) to reflect the settlement of the Agencies’ allegations regarding our purchases of auto finance contracts from dealers and related discretionary dealer compensation practices (together, the “Consent Orders”).  The Consent Orders were to be effective for three years, until February 2019, unless we met certain requirements at the end of the second year of the Consent Orders, in which case, the term of the Consent Orders could be reduced from three years to two years.

We have been advised by the Agencies that we have satisfied the requirements for early termination of the Consent Orders.  The termination of the Consent Orders is conditioned upon our completion of the distribution of the consumer restitution funds required by the Consent Orders and was effective May 1, 2018.  TMCC and the DOJ sought final court approval of a joint stipulation that we had satisfied our obligations under the Consent Orders, which was endorsed by the court on May 16, 2018.

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

TMIS operations are subject to state regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses and filings are required to offer certain products.  Certain products offered by TMIS are covered by state privacy laws.  Our insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business, must maintain minimum capital requirements and file annual financial information as determined by their state of domicile and the National Association of Insurance Commissioners.  Failure to comply with these requirements could have an adverse effect on insurance operations in a particular state.  We actively monitor applicable laws and regulations in each state in order to maintain compliance.

Recently, state regulators are taking a more stringent approach to supervising and regulating providers of financial products and services subject to their jurisdiction.  We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.  For example, on January 28, 2015, we received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and on April 6, 2016, we received a request for documents and information pursuant to a civil investigative demand from the Commonwealth of Massachusetts Office of the Attorney General relating to our financing of guaranteed auto protection (“GAP”) agreements on retail contracts.  We provided the requested documents and information, but have not had further communication with either agency regarding their respective reviews.

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

Under the Volcker Rule, companies affiliated with U.S. insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us. Accordingly, we do not believe the Volcker Rule and its implementing regulations are likely to have a material effect on our business or operations.  In the future, however, the federal financial regulatory agencies charged with implementing the Volcker Rule could change their approach to administering, enforcing or interpreting the rule, which could negatively affect us and potentially require us to limit or change our activities or operations.

The Dodd-Frank Act amended the U.S. Commodity Exchange Act (“CEA”) to establish a comprehensive framework for the regulation of certain over-the-counter (“OTC”) derivatives referred to as swaps.  Under the Dodd-Frank Act, the Commodity Futures Trading Commission (“CFTC”) is required to adopt certain rules and regulations governing swaps.  The CFTC has completed the majority of its regulations in this area, most of which are in effect.

The OTC derivatives provisions of the CEA, as amended by the Dodd-Frank Act, impose clearing, trading and margin requirements on certain contracts.  At present, we qualify for exceptions from these requirements for the swaps that we enter into to hedge our commercial risks.  However, if we were to fail to qualify for such exceptions, we could become subject to some or all of these requirements, which would increase our cost of entering into and maintaining such hedging positions.  Moreover, the application of the clearing, trading and margin requirements, and other related regulations, to our dealer counterparties may change the cost and availability of the OTC derivatives that we use for hedging.  Certain other requirements, such as reporting and recordkeeping, also apply to such instruments, but are not expected to have a material impact on us.

The full impact of the OTC derivatives provisions of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are fully implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and related regulations could significantly increase the cost of OTC derivative contracts, materially alter the terms of OTC derivative contracts, reduce the availability of OTC derivatives to protect against risks we encounter, or reduce our ability to monetize or restructure our existing OTC derivative contracts. If we reduce our use of OTC derivatives as a result of the Dodd-Frank Act and resulting regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  The Trump Administration has indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. Any such changes, including their nature and impact, cannot yet be determined with any degree of certainty.

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

EMPLOYEE RELATIONS

At April 30, 2018, we had approximately 3,300 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A. RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, results of operations and financial condition.

General business, economic, and geopolitical conditions, as well as other market events, may adversely affect our business, results of operations and financial condition.

Our results of operations and financial condition are affected by a variety of factors.  These factors include changes in the overall market for retail contracts, leasing or dealer financing, the new and used vehicle market, rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, levels of operating and administrative expenses (including, but not limited to, personnel costs, technology costs and costs associated with reorganization or relocation), general economic conditions, inflation, and fiscal and monetary policies in the U.S., Europe and other countries in which we issue debt.   Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases.  This could reduce the demand for retail, lease and wholesale financing.  In turn, lower used vehicle values could affect return rates, charge-offs and depreciation on operating leases.

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, lower household incomes, increases in unemployment rates, higher consumer debt levels and higher consumer and commercial bankruptcy filings, any of which could adversely affect vehicle sales and discretionary consumer spending.  These conditions may decrease the demand for our financing products, as well as increase our delinquencies and losses.  In addition, because our credit exposures are generally collateralized by vehicles, the severity of losses can be particularly affected by declines in used vehicle values.  Dealers may also be affected by economic slowdown and recession, which in turn may increase the risk of default of certain dealers within our dealer portfolio.

Elevated levels of market disruption and volatility, such as in the U.S., Europe and Asia, could increase our cost of capital and adversely affect our ability to access the global capital markets in a similar manner and at a similar cost as we have had in the past.  These market conditions could also have an adverse effect on our results of operations and financial condition by diminishing the value of our investment portfolio and increasing our cost of funding.  If as a result we increase the rates we charge to our customers and dealers, our competitive position could be negatively affected.

Geopolitical conditions and other market events may also impact our results of operations. Restrictive exchange or import controls or other disruptive trade policies, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, could each have a material adverse effect on our results of operations and financial condition.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota and Lexus vehicles, as well as our ability to offer competitive financing and insurance products.

We primarily provide a variety of finance and insurance products to authorized Toyota and Lexus dealers and their customers in the U.S.  Accordingly, our business is substantially dependent upon the sale of Toyota and Lexus vehicles in the U.S.  Changes in the volume of sales may result from governmental action or changes in governmental regulation or trade policies, changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, economic conditions, increased competition, increases in the price of vehicles due to increased raw material costs, changes in import fees or tariffs on raw materials or imported vehicles, changes to or withdrawals from trade agreements (for example, the North American Free Trade Agreement), currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to natural disasters, supply chain interruptions or other events. In addition, many manufacturers have increased their level of incentive programs on new vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subvention, price rebates, and other incentives.  Any negative impact on the volume of TMNA sales could have a material adverse effect on our business, results of operations, and financial condition.

TMS, a subsidiary of TMNA, is the primary distributor of Toyota and Lexus vehicles in the U.S.  While TMNA conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside TMNA’s control affect the success of new or existing products and services in the marketplace.  Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of product mix, price, quality, styling, safety, overall value, fuel efficiency, or other attributes) and the level of availability of products and services that are desirable can exacerbate these risks.  With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact TMNA’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded.

Additionally, the volume of TMNA sales may also be affected by Toyota’s ability to successfully grow through investments in the area of emerging opportunities such as mobility and connected services, vehicle electrification, fuel cell technology and autonomy, which depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict.

We operate in a highly competitive environment and compete with other financial institutions and, to a lesser extent, other automobile manufacturers’ affiliated finance companies primarily through service, quality, our relationship with TMNA, and financing rates.  TMNA sponsors subvention and other incentive programs offered by us on certain new and used Toyota and Lexus vehicles.  Our ability to offer competitive financing and insurance products in the U.S. depends in part on the level of TMNA sponsored subvention and other incentive program activity, which varies based on TMNA marketing strategies, economic conditions, and the volume of vehicle sales, among other factors.  Any negative impact on the level of TMNA sponsored subvention and other incentive programs could in turn have a material adverse effect on our business, results of operations, and financial condition.

Changes in consumer behavior could affect the automotive industry, TMNA and TMC, and, as a result, our business, results of operations and financial condition.

A number of trends are affecting the automotive industry. These include a market shift from cars to sport utility vehicles (“SUVs”) and trucks, high demand for incentives, the rise of mobility services such as vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, the development of flexible alternatives to traditional financing and leasing such as subscription service offerings, changing expectations around the vehicle buying experience, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications and technology. Any one or more of these trends could adversely affect the automotive industry, TMNA and TMC, and could in turn have an impact on our business, results of operations and financial condition.

Recalls and other related announcements by TMNA could affect our business, results of operations and financial condition.

TMNA periodically conducts vehicle recalls which could include temporary suspensions of sales and production of certain Toyota and Lexus models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, such events could adversely affect our business.  A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles or a change in standards of regulatory bodies will have a negative impact on the level of our financing volume, insurance volume, earning assets, Net financing revenues and insurance revenues. The credit performance of our dealer and consumer portfolios may also be adversely affected. In addition, a decline in the values of used Toyota and Lexus vehicles would have a negative effect on residual values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, certain of TMCC’s affiliated entities are or may become subject to litigation and governmental investigations and have been or may become subject to fines or other penalties.  These factors could affect sales of Toyota and Lexus vehicles and, accordingly, could have a negative effect on our business, results of operations and financial condition.

If we are unable to compete successfully or if competition increases in the businesses in which we operate, our results of operations could be negatively affected.

We operate in a highly competitive environment.  We compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, finance companies, and to a lesser extent, other automobile manufacturers’ affiliated finance companies.  In addition, online financing options provide consumers with alternative financing sources.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, Net financing revenues, insurance revenues and margins.  Further, the financial condition and viability of our competitors and peers may have an adverse impact on the financial services industry in which we operate, resulting in a decrease in the demand for our products and services.  This could have an adverse impact on the volume of our business and our results of operations.

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

Our business and operations make extensive use of quantitative models, estimates and assumptions. If our design, implementation or use of models is flawed or if actual results differ from our estimates or assumptions, our results of operations and financial condition could be materially and adversely affected.

We use quantitative models, estimates and assumptions to price products and services, measure risk, estimate asset and liability values, assess liquidity, manage our balance sheet, and otherwise conduct our business and operations. If the design, implementation, or use of any of these models is flawed or if actual results different from our estimates or assumptions, it may adversely affect our results of operations and financial condition.  In addition, to the extent that any inaccurate model outputs are used in reports to regulatory agencies or the public, we could be subjected to supervisory actions, litigation, and other proceedings that may adversely affect our business, results of operations and financial condition.

Assumptions and estimates often involve matters that are inherently difficult to predict and are beyond our control (for example, macro-economic conditions).  In addition, they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. As a result, our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our results of operations and financial condition.

Fluctuations in the valuation of investment securities or significant fluctuations in investment market prices could negatively affect our Net financing revenues and results of operations.

Investment market prices, in general, are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value and could negatively affect our Net financing revenues and other revenues. Additionally, negative fluctuations in the value of available-for-sale securities could result in unrealized losses recorded in Other comprehensive loss or in other-than-temporary impairment within our results of operations. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, geopolitical conditions, or general market conditions. A material fluctuation in valuation or market prices of investments may adversely affect our Net financing revenues and results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could adversely affect our results of operations and financial condition.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the U.S., which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. The FASB has recently proposed new financial accounting standards that may result in significant changes that could adversely affect our results of operations and financial condition.

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

Economic slowdown and recession in the U.S., natural disasters and other factors increase the risk that a customer or dealer may not meet the terms of a retail, lease or dealer financing contract with us or may otherwise fail to perform as agreed.  A weak economic environment evidenced by, among other things, unemployment, underemployment, and consumer bankruptcy filings, may affect some of our customers’ and dealers’ ability to make their scheduled payments.

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

We moved our corporate headquarters from Torrance, California to Plano, Texas as part of TMC’s consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility. The relocation of our headquarters has not caused a change in our corporate or leadership structure.  However, our future success depends on our ability to retain existing, and attract, hire and integrate new key personnel and other necessary employees at our new corporate headquarters.  Any failure to do so could adversely affect our business, results of operations and financial condition.

A failure or interruption of our information systems could adversely affect our business, results of operations and financial condition.

We rely on internal and third party information and technological systems to manage our operations, which creates meaningful operational risk for us.  Any failure or interruption of our information systems or the third party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, employee misconduct, catastrophic events, external or internal security breaches, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, or other events could disrupt our normal operating procedures, damage our reputation and have an adverse effect on our business, results of operations and financial condition.

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

We rely on encryption and other information security technologies licensed from third parties to provide security controls necessary to help in securing online transmission of confidential information pertaining to customers, employees and other aspects of our business.  Advances in information system capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology that we use to protect sensitive data.  A party who is able to circumvent our security measures by methods such as hacking, fraud, trickery or other forms of deception could misappropriate proprietary information or cause interruption in our operations.  We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks or to remediate problems caused by such breaches or attacks.  Our security measures are designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, decrease our profitability and damage our reputation.  Even if a failure of, or interruption in, our systems or facilities is timely resolved or an attempted cyber incident or other security breach is successfully avoided or thwarted, it may require us to expend substantial resources or to take actions that could adversely affect customer satisfaction or behavior and expose us to reputational harm.

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

Consumer Finance Regulation

As a provider of finance and insurance products, we operate in a highly regulated environment. We are subject to licensing requirements at the state level and to laws, regulation, examination and investigation from time to time at the state and federal levels. Compliance with applicable law is costly and can affect results of operations.  Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements.  Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers.  Changes in regulation could restrict our ability to operate our business as currently operated, could impose substantial additional costs or require us to implement new processes, which could adversely affect our business, prospects, financial performance or financial condition.  The failure to comply could result in significant statutory civil and criminal fines, penalties, monetary damages, attorneys’ fees and costs, restrictions on our ability to operate our business, possible revocation of licenses and damage to our reputation, brand and valued customer relationships. Any such costs, restrictions, revocations or damage could adversely affect our business, prospects, results of operations or financial condition.

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

The CFPB’s rulemaking authority includes the authority to promulgate rules regarding, among other practices, debt collection practices that would apply to third-party collectors and first-party collectors, such as ourselves, and rules regarding consumer credit reporting practices.  The timing and impact of these rules on our business remain uncertain.  In addition, the CFPB has increased scrutiny of the sale of certain ancillary or add-on products, including products similar to those that we finance or sell through TMIS.  Regulators have questioned such products’ value and how such products are marketed and sold.

The CFPB and FTC have become more active in investigating the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities, and have announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us and the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material effect on our results of operations, financial condition, and liquidity.  CFPB supervision and enforcement actions, if any, may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

Refer to Item 1. “Business – Regulatory Environment” for further discussion of the CFPB’s authority and activities.

At the state level, state regulators are taking a more stringent approach to supervising and regulating financial products and services subject to their jurisdiction. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.  For example, on January 28, 2015, we received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and on April 6, 2016, we received a request for documents and information pursuant to a civil investigative demand from the Commonwealth of Massachusetts Office of the Attorney General relating to our financing of GAP insurance products on retail contracts.  We provided the requested documents and information, but have not had further communication with either agency regarding their respective reviews.

Other Federal Regulation

The Dodd-Frank Act also established the FSOC, which is mandated with designating SIFIs.  If we or one of our affiliates were designated as a SIFI, we could experience increased compliance costs, the need to change our business practices, impairments to our profitability and competitiveness and other adverse effects on our business.

Under the Volcker Rule companies affiliated with U.S. insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us. Accordingly, we do not believe the Volcker Rule and its implementing regulations are likely to have a material effect on our business or operations.  In the future, however, the federal financial regulatory agencies charged with implementing the Volcker Rule could change their approach to administering, enforcing or interpreting the rule, which could negatively affect us and potentially require us to limit or change our activities or operations.

The Dodd-Frank Act amended the CEA to establish a new framework for the regulation of certain OTC derivatives referred to as swaps.  The OTC derivatives provisions of the CEA, as amended by the Dodd-Frank Act, impose clearing, trading and margin requirements on certain contracts.  At present, we qualify for exceptions from these requirements for the swaps that we enter into to hedge our commercial risks.  However, if we were to fail to qualify for such exceptions, we could become subject to some or all of these requirements, which would increase our cost of entering into and maintaining such hedging positions.  Moreover, the application of the clearing, trading and margin requirements, and other related regulations, to our dealer counterparties may change the cost and availability of the OTC derivatives that we use for hedging.

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

The Trump Administration has indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. Any such changes, including their nature and impact, cannot yet be determined with any degree of certainty.

Refer to Item 1. “Business – Regulatory Environment” for additional information on our regulatory environment.

Adverse economic conditions or changes in state laws in states in which we have customer concentrations may negatively affect our results of operations and financial condition.

We are exposed to geographic customer concentration risk in our retail, lease, dealer, and insurance products in certain states.  Factors adversely affecting the economies and applicable laws in the states where we have concentration risk could have an adverse effect on our results of operations and financial condition.

Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information and disclosure about customer concentrations in certain states.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES

Our headquarters operations are located in Plano, Texas, and our facilities are leased from TMNA.

Field operations for both finance and insurance are located in three CSCs, three regional management offices, and 29 DSSOs in cities throughout the U.S.  Two of the DSSOs share premises with the regional CSCs.  All three of the regional management offices share premises with DSSO offices.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMNA.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  We also have a sales and operations office in Puerto Rico.  All premises are occupied under lease.

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

No dividends were declared or paid in fiscal 2018, 2017, and 2016.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in millions)	2018	2017	2016	2015	2014
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$8,167	$7,720	$7,141	$6,113	$5,068
Retail	1,974	1,850	1,859	1,797	1,897
Dealer	576	476	403	400	432
Total financing revenues	10,717	10,046	9,403	8,310	7,397

Depreciation on operating leases	7,041	6,853	5,914	4,857	4,012
Interest expense	1,851	1,754	1,137	736	1,340
Net financing revenues	1,825	1,439	2,352	2,717	2,045

Insurance earned premiums and contract revenues	882	804	719	638	567
Gain on sale of commercial finance business	-	-	197	-	-
Investment and other income, net	216	170	158	124	135
Realized gains, net on investments in marketable securities	41	226	6	70	-
Net financing revenues and other revenues	2,964	2,639	3,432	3,549	2,747

Expenses:
Provision for credit losses	401	582	441	308	170
Operating and administrative	1,357	1,277	1,161	1,046	965
Insurance losses and loss adjustment expenses	425	371	318	269	258
Total expenses	2,183	2,230	1,920	1,623	1,393
Income before income taxes	781	409	1,512	1,926	1,354
(Benefit) provision for income taxes	(2,629)	142	580	729	497
Net income	$3,410	$267	$932	$1,197	$857

	March 31,
(Dollars in millions)	2018	2017	2016	2015	2014
BALANCE SHEET DATA

Finance receivables, net	$69,647	$68,462	$65,636	$65,893	$65,176
Investments in operating leases, net	$38,697	$38,152	$36,488	$31,128	$24,769
Total assets	$120,546	$119,635	$114,592	$109,503	$102,624
Debt	$98,353	$98,233	$93,594	$90,109	$85,251
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$11,992	$8,582	$8,315	$7,383	$6,621
Total shareholder's equity	$12,880	$9,524	$9,397	$8,520	$7,738

No dividends were declared or paid during fiscal 2018, 2017 and 2016.  Our Board of Directors declared and paid cash dividends of $435 million and $665 million to TFSIC during fiscal 2015 and 2014, respectively.

	As of and for the years ended March 31,
	2018	2017	2016	2015	2014
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	1.42	1.23	2.32	3.59	2.00
Debt to equity	7.6	10.3	10.0	10.6	11.0
Return on assets	2.84%	0.23%	0.83%	1.13%	0.87%
Allowance for credit losses as a percentage of gross earning assets	0.55%	0.58%	0.52%	0.50%	0.50%
Net charge-offs as a percentage of average gross earning assets	0.39%	0.47%	0.38%	0.29%	0.28%
60 or more days past due as a percentage of gross earning assets	0.30%	0.27%	0.26%	0.21%	0.18%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors such as the following that may cause actual results to differ materially from those stated:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;
•	A decline in TMNA sales volume and the level of TMNA sponsored subvention and other cash incentive programs;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota and Lexus vehicles;
•	Changes in consumer behavior;
•	Recalls announced by TMNA and the perceived quality of Toyota and Lexus vehicles;
•	Availability and cost of financing;
•	Changes in our credit ratings and those of TMC;
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Flaws in the design, implementation and use of quantitative models and revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes to existing, or adoption of new, accounting standards;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or interruption in our operations, including our communications and information systems, or as a result of our failure to retain existing or to attract new key personnel;
•	A security breach or a cyber-attack;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota and Lexus vehicle models and related parts supply;
•	Changes in the economy or to laws in states where we have a high concentration of customers;

•	Changes in business strategy, including expansion of product lines, credit risk appetite, and business acquisitions; and
•	The other risks and uncertainties set forth in “Part I, Item 1A. Risk Factors”.

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota and Lexus sales volume, new vehicle incentive programs, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including as a result of new legislation or changes in regulation and any compliance costs or changes we may be required to make to our business practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance products, and our gross margins on consumer and dealer financing volume.  Changes in the volume of vehicle sales, sales of our insurance products, or the level of coverage purchased by affiliates could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Our primary competitors are other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, independent insurance service contract providers, online banks, finance companies and, to a lesser extent, other automobile manufacturers’ affiliated finance companies that actively seek to purchase consumer contracts through Toyota and Lexus dealers.  We strive to achieve the following:

Exceptional Customer Service:  Our relationship with Toyota and Lexus dealers and their customers offer us a competitive advantage.  We seek to leverage this opportunity by providing exceptional service to the dealers and their customers.  Through our DSSO network, we work closely with the dealers to improve the quality of service we provide to them.  We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealers and the Toyota and Lexus brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted toward customer retention, we work closely with TMNA and other third party distributors to offer special retail, lease, dealer financing, and insurance programs.  We also focus on providing a positive customer experience to existing retail, lease, and insurance customers through our CSCs.

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

Fiscal 2018 Operating Environment

During fiscal 2018, the U.S. economy continued to expand as consumer confidence increased, the housing market remained strong and unemployment rates remained low.  However, higher interest rates and elevated consumer debt levels could result in an increase in our delinquencies and credit losses in the future.  The Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted on December 22, 2017, which reduced our federal statutory income tax rate and favorably impacted our results of operations.  The TCJA could have a positive impact on the U.S. economy going forward.

Industry-wide vehicle sales in the U.S. decreased 1 percent during fiscal 2018 as compared to fiscal 2017 despite elevated sales incentives.  Vehicle sales by TMNA increased 2 percent in fiscal 2018 compared to fiscal 2017 primarily due to increased consumer demand for Toyota vehicles as compared to recent years.  Financing volume decreased 3 percent and our overall market share decreased 1 percentage point for fiscal 2018 compared to fiscal 2017, primarily due to competition from other financial institutions particularly for non-subvened lease contracts.

Used vehicle values for Toyota and Lexus vehicles were relatively consistent in fiscal 2018 compared to fiscal 2017.  Declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle incentive programs and a larger lease portfolio resulting in higher future maturities could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during fiscal 2018.  During fiscal 2018, our interest expense increased as compared to fiscal 2017 as a result of increasing interest rates.  Future changes in interest rates in the U.S. and foreign markets could result in further volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

	Years Ended March 31,
(Dollars in millions)	2018	2017	2016
Net income:
Finance operations[1]	$3,178	$143	$797
Insurance operations[1]	232	124	135
Total net income	$3,410	$267	$932
[1]	Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Fiscal 2018 Compared to Fiscal 2017

Our consolidated net income was $3,410 million in fiscal 2018, compared to $267 million in fiscal 2017.  The increase in net income for fiscal 2018 compared to fiscal 2017 was primarily due to a $2,771 million increase in the benefit for income taxes attributable to the enactment of the TCJA, which reduced our federal statutory tax rate.  Refer to “Management’s Discussion and Analysis – Results of Operations – Provision for Income Taxes” and Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.  In addition, our net income for fiscal 2018 compared to fiscal 2017 was also favorably impacted by a $671 million increase in total financing revenues, and a $181 million decrease in provision for credit losses, partially offset by a $188 million increase in depreciation on operating leases, a $185 million decrease in realized gains, net on investments in marketable securities, and a $97 million increase in interest expense.

Our overall capital position increased $3.4 billion, bringing total shareholder’s equity to $12.9 billion at March 31, 2018, as compared to $9.5 billion at March 31, 2017.  Our debt increased to $98.4 billion at March 31, 2018 from $98.2 billion at March 31, 2017 as a result of funding our earning asset growth.  Our debt-to-equity ratio decreased to 7.6 at March 31, 2018 from 10.3 at March 31, 2017.  Our overall capital position and our debt-to-equity ratios were favorably impacted by the previously mentioned TCJA enactment.

Fiscal 2017 Compared to Fiscal 2016

Our consolidated net income was $267 million in fiscal 2017, compared to $932 million in fiscal 2016.  The decrease in net income during fiscal 2017 compared to fiscal 2016, was primarily due to a $939 million increase in depreciation on operating leases, a $617 million increase in interest expense, a $141 million increase in provision for credit losses and a $116 million increase in operating and administrative expense. These decreases in net income were partially offset by a $643 million increase in total financing revenues primarily driven by an increase in operating lease revenues, a $438 million decrease in provision for income taxes and a $220 million increase in realized gains, net on investments in marketable securities.  Additionally, our results of operations for fiscal 2016 were higher due to a gain on the sale of our commercial finance business of $197 million.  As discussed in our Form 10-K for fiscal 2016, we sold our commercial finance business on October 1, 2015.

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

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years Ended March 31,			Percentage change
(Dollars in millions)	2018	2017	2016	2018 to 2017	2017 to 2016
Financing revenues:
Operating lease	$8,167	$7,720	$7,141	6%	8%
Retail	1,974	1,850	1,859	7%	-%
Dealer	576	476	403	21%	18%
Total financing revenues	10,717	10,046	9,403	7%	7%
Depreciation on operating leases	7,041	6,853	5,914	3%	16%
Interest expense[1]	1,863	1,759	1,137	6%	55%
Net financing revenues	1,813	1,434	2,352	26%	(39)%

Gain on sale of commercial finance business	-	-	197	-%	(100)%
Investment and other income, net	140	96	59	46%	63%
Realized gains, net on investments in marketable securities	-	241	40	(100)%	503%
Net financing and other revenues	1,953	1,771	2,648	10%	(33)%

Expenses:
Provision for credit losses	401	582	441	(31)%	32%
Operating and administrative expenses	1,028	979	909	5%	8%
Total expenses	1,429	1,561	1,350	(8)%	16%

Income before income taxes	524	210	1,298	150%	(84)%
(Benefit) provision for income taxes	(2,654)	67	501	(4061)%	(87)%

Net income from finance operations	$3,178	$143	$797	2122%	(82)%
[1]	Amounts include intercompany interest expense with Insurance Operations of $12 million and $5 million during fiscal 2018 and 2017, respectively.

Our finance operations reported net income of $3,178 million and $143 million during fiscal 2018 and 2017, respectively.  Our net income from finance operations for fiscal 2018 increased compared to fiscal 2017, primarily due to a $2,721 million increase in the benefit for income taxes attributable to the enactment of the TCJA which reduced our federal statutory tax rate.  Refer to “Management’s Discussion and Analysis – Results of Operations – Provision for Income Taxes” and Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.  In addition, our net income from finance operations for fiscal 2018 compared to fiscal 2017 was also favorably impacted by a $671 million increase in total financing revenues, and a $181 million decrease in provision for credit losses, partially offset by a $241 million decrease in realized gains, net on investments in marketable securities, a $188 million increase in depreciation on operating leases, and a $104 million increase in interest expense.

Financing Revenues

Total financing revenues increased 7 percent during fiscal 2018 compared to fiscal 2017 due to the following:

•

Operating lease revenues increased 6 percent in fiscal 2018 as compared to fiscal 2017, due to higher average earning asset balances, higher portfolio yields, and increases in subvention revenue.  The increase in our portfolio yields was partially offset by an increase in our depreciation expense.

•	Retail financing revenues increased 7 percent in fiscal 2018 as compared to fiscal 2017, due to higher portfolio yields and higher average earning asset balances.
•	Dealer financing revenues increased 21 percent in fiscal 2018 as compared to fiscal 2017, due to higher portfolio yields and higher average earning asset balances.

Our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 3.4 percent for fiscal 2018, compared to 3.1 percent for fiscal 2017.

Depreciation on Operating Leases

We reported depreciation on operating leases of $7,041 million during fiscal 2018 compared to $6,853 million during fiscal 2017.  The increase in depreciation expense during fiscal 2018 as compared to fiscal 2017 was primarily attributable to an increase in average operating lease units outstanding.

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

	Years Ended March 31,
(Dollars in millions)	2018	2017	2016
Interest expense on debt	$1,970	$1,570	$1,308
Interest income on derivatives	(67)	(18)	(7)
Interest expense on debt and derivatives	1,903	1,552	1,301

Ineffectiveness related to hedge accounting derivatives	-	-	(2)
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	1,344	(652)	503
(Gain) loss on non-hedge accounting foreign currency swaps	(1,306)	880	(573)
(Gain) on U.S. dollar non-hedge accounting interest rate swaps	(90)	(26)	(92)
Total interest expense	$1,851	$1,754	$1,137

During fiscal 2018, total interest expense increased to $1,851 million from $1,754 million during fiscal 2017. The increase in total interest expense for fiscal 2018 as compared to fiscal 2017 is primarily attributable to an increase in interest expense on debt, partially offset by lower losses on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps and higher gains on U.S. dollar non-hedge accounting interest rate swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, commercial paper and derivatives, and includes amortization of discounts, premiums, debt issuance costs, and basis adjustments.  During fiscal 2018, interest expense on debt and derivatives increased to $1,903 million from $1,552 million in fiscal 2017.  The increase in interest expense on debt and derivatives was due to higher weighted average interest rates and to a lesser extent, an increase in the amount of outstanding debt.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During fiscal 2018, we recorded net losses of $38 million, as losses on our non-hedge accounting debt denominated in foreign currencies were largely offset by gains on our non-hedge accounting foreign currency swaps as a result of offsetting currency swap rates across the various currencies in which our debt is denominated.  During fiscal 2017, we recorded net losses of $228 million, as losses on our non-hedge accounting foreign currency swaps were partially offset by gains on our non-hedge accounting debt denominated in foreign currencies as a result of increases in most foreign currency swap rates in which our debt is denominated.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the change in the valuation of interest rate swaps.  During fiscal 2018 and 2017, we recorded gains of $90 million and $26 million, respectively, primarily as a result of increases in U.S. dollar swap rates, with the gains on our higher notional, shorter-term pay-fixed swaps exceeding losses on our longer-term pay-float swaps.  The increases in U.S. dollar swap rates were more significant in the shorter tenors in fiscal 2018 compared to increases in the longer tenors in fiscal 2017.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Realized Gains, Net on Investments in Marketable Securities

During fiscal 2018, our finance operations reported no realized gains, net on investments in marketable securities.  During fiscal 2017, our finance operations reported realized gains, net on investments in marketable securities of $241 million due to the sale of our equity mutual fund to take advantage of favorable market conditions.

Provision for Credit Losses

We recorded a provision for credit losses of $401 million for fiscal 2018, compared to $582 million for fiscal 2017.  The decrease in the provision for credit losses for fiscal 2018 was primarily driven by favorable credit loss experience as well as an increased focus on late stage collection activities.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1,028 million during fiscal 2018 compared to $979 million during fiscal 2017.  The increase in operating and administrative expenses during fiscal 2018 compared to fiscal 2017 was primarily due to increases in general operating expenses, information technology expenditures and expenses related to the relocation of our headquarters’ operations. We continue to incur expenses associated with the relocation of our headquarters, including deferred compensation, employee relocation and other relocation expenses.  We will incur deferred compensation expenses relating to our relocation over the next two years.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years Ended March 31,			Percentage change
	2018	2017	2016	2018 to 2017	2017 to 2016
Agreements (units in thousands)
Issued	2,489	2,415	2,215	3%	9%
Average in force	8,272	7,362	6,464	12%	14%

(Dollars in millions)
Insurance earned premiums and contract revenues	$882	$804	$719	10%	12%
Investment and other income, net	88	79	99	11%	(20)%
Realized gains (losses), net on investments in marketable securities	41	(15)	(34)	373%	56%
Revenues from insurance operations	1,011	868	784	16%	11%

Expenses:
Insurance losses and loss adjustment expenses	425	371	318	15%	17%
Operating and administrative expenses	329	298	252	10%	18%
Total expenses	754	669	570	13%	17%

Income before income taxes	257	199	214	29%	(7)%
Provision for income taxes	25	75	79	(67)%	(5)%

Net income from insurance operations	$232	$124	$135	87%	(8)%

Our insurance operations reported net income of $232 million for fiscal 2018 compared to $124 million for fiscal 2017.  The increase in net income for fiscal 2018 compared to fiscal 2017 was primarily due to a $78 million increase in insurance earned premiums and contract revenues, and a $56 million increase in realized gains, net on investments in marketable securities, partially offset by a $54 million increase in insurance losses and loss adjustment expenses, and a $31 million increase in operating and administrative expenses.  In addition, our net income from insurance operations was favorably impacted by a $50 million decrease in provision for income taxes attributable to the enactment of the TCJA which reduced our federal statutory tax rate.  Refer to “Management’s Discussion and Analysis – Provision for Income Taxes” and Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further detail.

Agreements issued increased 3 percent while the number of average in force agreements increased 12 percent during fiscal 2018 compared to fiscal 2017.  The increase in the agreements issued was primarily due to increased issuances of guaranteed auto protection agreements, partially offset by a decrease in issuances of certified pre-owned vehicle warranties and prepaid maintenance agreements. The increase in the average in force agreements was primarily due to increases in prepaid maintenance agreements, guaranteed auto protection agreements, and tire and wheel protection agreements as issuances outpaced agreement expirations.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $882 million for fiscal 2018 compared to $804 million for fiscal 2017.  Insurance earned premiums and contract revenues represent revenues from in force agreements, and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in insurance earned premiums and contract revenues in fiscal 2018 compared to fiscal 2017 was primarily due to the increase in the number of average in force agreements.

Realized Gains, Net on Investments in Marketable Securities

Our insurance operations reported realized gains, net on investments in marketable securities of $41 million for fiscal 2018, compared to realized losses, net on investments in marketable securities of $15 million for fiscal 2017.  The increase in realized gains, net on investments in marketable securities for fiscal 2018 compared to fiscal 2017 was primarily due to the sale of a portion of fixed income mutual funds in fiscal 2018 to take advantage of favorable market conditions.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $425 million for fiscal 2018, compared to $371 million for fiscal 2017.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.   The increase in insurance losses and loss adjustment expenses in fiscal 2018 as compared to fiscal 2017 was primarily due to an increase in our prepaid maintenance, guaranteed auto protection, and tire and wheel protection losses. The increases in both our prepaid maintenance and tire and wheel protection losses in fiscal 2018 compared to fiscal 2017 were due to a higher number of average in force agreements, as well as an increase in the severity of claims.  The increase in our guaranteed auto protection losses in fiscal 2018 as compared to fiscal 2017 was the result of increases in average in force agreements as well as an increase in both frequency and severity of claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $329 million for fiscal 2018, compared to $298 million for fiscal 2017.  The increase in operating and administrative expenses in fiscal 2018 as compared to fiscal 2017 was attributable to higher insurance dealer back-end program expenses and product expenses driven by the continued growth of our insurance business.  Insurance dealer back-end program expenses are incentives or expense reduction programs we offer to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall benefit for income taxes for fiscal 2018 was $2.6 billion compared to a provision for income taxes of $142 million for fiscal 2017.  The change in the provision for income taxes for fiscal 2018 is primarily due to a one-time $2.9 billion income tax benefit attributable to the revaluation of our net deferred tax liabilities resulting from the reduction of the federal statutory income tax rate by the TCJA from 35% to 21%.  Our federal statutory rate for fiscal 2018 was a blended rate of 31.55% compared to 35% for fiscal 2017.  We expect the TCJA will have an overall favorable impact in the future on our provision for income taxes as a result of the lower federal statutory income tax rate.  Refer to Note 13 – Income Taxes of the Notes to the Consolidated Financial Statements for further details.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years Ended March 31,			Percentage change
(units in thousands):	2018	2017	2016	2018 to 2017	2017 to 2016
TMNA new sales volume[1]	1,875	1,839	1,888	2%	(3)%

Vehicle financing volume:[2]
New retail contracts	644	614	628	5%	(2)%
Used retail contracts	255	291	288	(12)%	1%
Lease contracts	516	557	622	(7)%	(10)%
Total	1,415	1,462	1,538	(3)%	(5)%

TMNA subvened vehicle financing volume (units included in the above table):
New retail contracts	420	380	367	11%	4%
Used retail contracts	52	84	52	(38)%	62%
Lease contracts	481	482	541	-%	(11)%
Total	953	946	960	1%	(1)%

TMNA subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	65.2%	61.9%	58.4%
Used retail contracts	20.4%	28.9%	18.1%
Lease contracts	93.2%	86.5%	87.0%
Overall subvened contracts	67.3%	64.7%	62.4%

Market share:[3]
Retail contracts	34.2%	33.3%	33.1%
Lease contracts	27.4%	29.6%	32.4%
Total	61.6%	62.9%	65.5%
[1]

Represents total domestic TMNA sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMNA new sales volume was comprised of approximately 84 percent Toyota and 16 percent Lexus for both fiscal 2018 and 2017.  TMNA new sales volume was comprised of approximately 83 percent Toyota and 17 percent Lexus for fiscal 2016.

[2]

Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for fiscal 2018.  Total financing volume was comprised of approximately 79 percent Toyota, 18 percent Lexus and 3 percent non-Toyota/Lexus for both fiscal 2017 and 2016.

[3]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMNA new sales volume as well as the level of TMNA sponsored subvention and other incentive programs.

Vehicle sales by TMNA increased 2 percent for fiscal 2018 compared to fiscal 2017, primarily due to increased consumer demand for Toyota vehicles.  Our financing volume decreased 3 percent and our overall market share decreased 1 percentage point in fiscal 2018 compared to fiscal 2017 primarily due to competition from financial institutions particularly for non-subvened lease contracts.

The composition of our net earning assets is summarized below:

	Years Ended March 31,			Percentage change
(Dollars in millions)	2018	2017	2016	2018 to 2017	2017 to 2016
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$52,378	$50,686	$49,870	3%	2%
Dealer financing, net[1]	17,269	17,776	15,766	(3)%	13%
Total finance receivables, net	69,647	68,462	65,636	2%	4%
Investments in operating leases, net	38,697	38,152	36,488	1%	5%
Net earning assets	$108,344	$106,614	$102,124	2%	4%

Average original contract term in months
Lease contracts[2]	37	37	36
Retail contracts[3]	66	64	63

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	988	993	998	(1)%	(1)%
Dealers outside of the Toyota/Lexus dealer network	364	371	398	(2)%	(7)%
Total number of dealers receiving wholesale financing	1,352	1,364	1,396	(1)%	(2)%

Dealer inventory outstanding (units in thousands)	334	340	291	(2)%	17%
[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[2]	Lease contract terms range from 24 months to 60 months.
[3]	Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 5 percent during fiscal 2018 compared to fiscal 2017.  The increase in new retail contract volume during fiscal 2018 as compared to fiscal 2017 was primarily due to an increase in demand for Toyota vehicles as well as an increase in subvention.  Used retail contract volume decreased 12 percent during fiscal 2018 compared to fiscal 2017 due to increased competition from other financial institutions.  Our retail market share increased 1 percentage point during fiscal 2018 as compared to fiscal 2017. Our retail finance receivables, net increased 3 percent at March 31, 2018 as compared to March 31, 2017 as a result of an increase in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 7 percent and our lease market share decreased 2 percentage points during fiscal 2018 as compared to fiscal 2017.  The decrease in both lease financing volume and market share during fiscal 2018 compared to fiscal 2017 was attributable to competition from other financial institutions particularly for non-subvened lease contracts.  Despite the decrease in lease financing volume and market share, our investments in operating leases, net, increased 1 percent at March 31, 2018 as compared to March 31, 2017 due to higher average balances on leases acquired in recent years.

Dealer Financing and Earning Assets

Dealer financing, net at March 31, 2018, decreased 3 percent from March 31, 2017, due primarily to a decrease in dealer inventory outstanding.

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

Residual Values at Lease Inception

Residual values of lease vehicles are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, historical portfolio trends, new vehicle pricing, new vehicle incentive programs, new vehicle sales, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, current and projected used vehicle values, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease-end.  Refer to “Part 1, Item 1. Business – Finance Operations – Retail and Lease Financing – Remarketing” for additional information on remarketing.

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

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2018, 2017, and 2016 and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our lease portfolio by period:

	Years ended March 31,			Percentage Change
				2018 to	2017 to
(Units in thousands)	2018	2017	2016	2017	2016
Scheduled maturities	460	508	377	(9)%	35%

Vehicles sold through:
Dealer Direct program
Grounding dealer	93	96	46	(3)%	109%
Dealer Direct online program	38	39	15	(3)%	160%
Physical auction	117	126	67	(7)%	88%
Total vehicles sold at lease termination	248	261	128	(5)%	104%

Scheduled maturities decreased 9 percent and vehicles sold at lease termination decreased 5 percent in fiscal 2018 compared to fiscal 2017.  Scheduled maturities and vehicles sold at lease termination were both impacted by higher maturities of short term leases during fiscal 2017.  Although scheduled maturities declined in fiscal 2018, we expect maturities will increase in the future due to the increased focused on leasing in recent years.  Refer to “Part 1, Item 1. Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

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

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years Ended March 31,			Percentage change
	2018	2017	2016	2018 to 2017	2017 to 2016
Depreciation on operating leases (dollars in millions)	$7,041	$6,853	$5,914	3%	16%
Average operating lease units outstanding (in thousands)	1,469	1,421	1,289	3%	10%

Depreciation expense on operating leases increased 3 percent during fiscal 2018 as compared to fiscal 2017, due to an increase in the average operating lease units outstanding.  As a result of the increased focus on leasing in recent years, by both us and the automotive finance industry, we expect maturities will increase in the future, which will result in an increase in the supply of used vehicles and could unfavorably impact used vehicle values.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as further deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

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

We continue to refine our credit risk management and analysis to ensure that the appropriate level of collection resources are aligned with portfolio risk, and we adjust capacity accordingly.  We continue our focus on early and late stage delinquencies to increase the likelihood of resolution.  We have also increased efficiency in our collections through the use of technology.

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

Dealer portfolio credit risk is mitigated by a repurchase agreement between TMCC and TMNA.  Pursuant to this agreement, TMNA will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of a dealer default under wholesale financing.  In addition, we provide other types of financing to certain Toyota and Lexus dealers and other third parties at the request of TMNA or private Toyota distributors, and the credit risk associated with such financing is mitigated by guarantees from TMNA or the applicable private distributors.

We also provide financing for some dealerships which sell products not distributed by TMNA or any of its affiliates.  A significant adverse change in a non-Toyota/Lexus manufacturer such as restructuring and bankruptcy may increase the risk associated with the dealers we have financed that sell these products.

Credit Loss Experience

Our credit loss experience may be affected by a number of factors including the economic environment, our purchasing, servicing, and collections practices, used vehicle market conditions and subvention.  We continuously evaluate and refine our purchasing practices and collection efforts to minimize risk. In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.  For information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors.”

The following table provides information related to our credit loss experience:

	Years Ended March 31,
	2018	2017	2016
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.44%	0.52%	0.42%
Operating leases	0.31%	0.39%	0.31%
Total	0.39%	0.47%	0.38%

Default frequency as a percentage of outstanding contracts	1.46%	1.53%	1.27%
Average loss severity per unit[1]	$7,497	$7,787	$6,934

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[2]
Finance receivables[3]	0.32%	0.28%	0.29%
Operating leases[3]	0.27%	0.25%	0.22%
Total	0.30%	0.27%	0.26%
[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased to 0.39 percent at March 31, 2018 from 0.47 percent at March 31, 2017 due to decreased default frequency and loss severity.  Default frequency as a percentage of outstanding contracts decreased to 1.46 percent for fiscal 2018 compared to 1.53 percent for fiscal 2017.   The decrease in default frequency compared to fiscal 2017 is attributable to a recent focus on late stage collection activities.  Our average loss severity for fiscal 2018 decreased to $7,497 from $7,787 in fiscal 2017 primarily due to changes in our purchasing practices that have improved the overall quality of our portfolio.  Our delinquencies increased to 0.30 percent for fiscal 2018 compared to 0.27 percent for fiscal 2017, due to shifts in payment behavior as consumer debt levels rise.  Despite declines in our net-charge offs, default frequency, and average loss severity for fiscal 2018 as compared to fiscal 2017, we have experienced increasing trends in delinquencies, default frequency, and average loss severity over the last few years.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could increase our credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our credit losses.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date resulting from the non-performance of our customers and dealers under their contractual obligations.  The determination of the allowance for credit losses involves significant assumptions, complex analyses, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in determining the allowance for credit losses.

The allowance for credit losses for our consumer portfolio is established through a process that estimates probable losses incurred as of the balance sheet date based upon consistently applied statistical analyses of portfolio data.  This process utilizes delinquency migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, and incorporates current and expected trends and other relevant factors, including used vehicle market conditions, economic conditions, unemployment rates, purchase quality mix, and operational factors.  This process, along with management judgment, is used to establish the allowance for credit losses to cover probable and estimable losses incurred as of the balance sheet date.  Movement in any of these factors would cause changes in estimated probable losses.

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

The following table provides information related to our allowance for credit losses:

	Years Ended March 31,
(Dollars in millions)	2018	2017	2016
Allowance for credit losses at beginning of period	$622	$535	$485
Provision for credit losses	401	582	441
Transferred to held-for-sale[1]	-	-	(7)
Charge-offs, net of recoveries[2]	(426)	(495)	(384)
Allowance for credit losses at end of period	$597	$622	$535
[1]	Amount relates to the commercial finance business which was sold in fiscal 2016.
[2]	Charge-offs are shown net of recoveries of $90 million, $79 million, and $72 million in fiscal 2018, 2017, and 2016, respectively.
	Years Ended March 31,
	2018	2017	2016
Allowance for credit losses as a percentage of gross earning assets
Finance receivables	0.66%	0.68%	0.64%
Operating leases	0.35%	0.40%	0.31%
Total	0.55%	0.58%	0.52%

During fiscal 2018, our allowance for credit losses decreased $25 million from $622 million at March 31, 2017 to $597 million at March 31, 2018 as a result of lower credit loss experience, which was partially offset by overall growth of the consumer portfolio, as well as deterioration in the financial performance of certain dealers.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could increase our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

The total allowance for credit losses as a percentage of gross earning assets decreased to 0.55 percent in fiscal 2018 as compared to 0.58 percent in fiscal 2017.  The allowance for credit losses as a percentage of gross earning assets for finance receivables decreased to 0.66 percent in fiscal 2018 from 0.68 percent in fiscal 2017, and the allowance for credit losses as a percentage of gross earning assets for operating leases decreased to 0.35 percent in fiscal 2018 from 0.40 percent in fiscal 2017.  The decrease in the allowance for credit losses as a percentage of gross earning assets was primarily due to lower credit loss experience as well as deterioration in the financial performance of certain dealers.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	March 31,	March 31,
(Dollars in millions)	2018	2017
Commercial paper[1]	$27,313	$26,632
Unsecured notes and loans payable[2]	57,402	57,282
Secured notes and loans payable[3]	13,638	14,319
Total debt	$98,353	$98,233
[1]	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $6.8 billion to $11.7 billion with an average balance of $8.7 billion during fiscal 2018.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $25.3 billion to $28.6 billion during fiscal 2018, with an average outstanding balance of $27.1 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Other		Total unsecured notes and loans payable[5]
Balance at March 31, 2017¹	$35,533		$14,686		$7,202		$57,421
Issuances	9,003	[2]	3,479	[3]	1,575	[4]	14,057
Maturities and terminations	(9,071)		(4,067)		(2,498)		(15,636)
Non-cash changes in foreign currency rates	-		1,802		2		1,804
Balance at March 31, 2018¹	$35,465		$15,900		$6,281		$57,646
Issuances during the one month ended April 30, 2018	$2,325		$-		$-		$2,325
[1]

Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, fair value adjustments to debt in hedge accounting relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

[2]

MTNs and domestic bonds issued during fiscal 2018 had terms to maturity ranging from approximately 1 year to 25 years, and had interest rates at the time of issuance ranging from 1.8 percent to 4 percent.

[3]	EMTNs issued during fiscal 2018 had terms to maturity ranging from approximately 4 years to 7 years, and had interest rates at the time of issuance ranging from 0 percent to 3.3 percent.
[4]	Consists of borrowings, with terms to maturity of approximately 1 year, and interest rates at the time of issuance ranging from 2.0 percent to 2.1 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2017, the EMTN Issuers renewed the EMTN program for a one-year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion, or the equivalent in other currencies, of which €22.6 billion was available for issuance at April 30, 2018.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

TMCC has entered into term loan agreements with various banks.  These term loan agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.  In addition, we may issue other debt securities through the global capital markets or enter into other unsecured financing arrangements, including those in which we agree to use the proceeds solely to acquire retail or lease contracts financing new Toyota and Lexus vehicles of specified “green” models.  The terms of these “green” bond transactions are consistent with the terms of other similar transactions except that the proceeds we receive are included in Restricted cash and cash equivalents in our Consolidated Balance Sheets, when applicable.

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

Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2018 and 2017, we did not have any outstanding lease securitization transactions registered with the SEC.

We periodically enter into public term securitization transactions whereby we agree to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of these “green” securitization transactions are consistent with the terms of our other similar transactions except that the proceeds we receive are included in Restricted cash and cash equivalents in our Consolidated Balance Sheets, when applicable.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2018. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2018, TMCC had committed bank credit facilities totaling $5.5 billion, of which $2.4 billion, $450 million and $2.6 billion mature in fiscal 2019, 2020 and 2021, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2018 and 2017.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

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
•

cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to $94,091 at March 31, 2018; and

•

make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

Holders of TMCC Securities have the right to claim directly against TFSC and TMC to perform their respective obligations under the credit support agreements by making a written claim together with a declaration to the effect that the holder will have recourse to the rights given under the credit support agreements.  If TFSC and/or TMC receive such a claim from any holder of TMCC Securities, TFSC and/or TMC shall indemnify, without any further action or formality, the holder against any loss or damage resulting from the failure of TFSC and/or TMC to perform any of their respective obligations under the credit support agreements.  The holder of TMCC Securities who made the claim may then enforce the indemnity directly against TFSC and/or TMC.

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

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  We have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2018, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in our Consolidated Statements of Income.  As of March 31, 2018 and 2017, we had no outstanding embedded derivatives that are required to be bifurcated.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	March 31,	March 31,
(Dollars in millions)	2018	2017
Gross derivatives assets, net of credit valuation adjustment	$1,358	$599
Less: Counterparty netting and collateral	(1,297)	(548)
Derivative assets, net	$61	$51

Gross derivative liabilities, net of credit valuation adjustment	$828	$1,453
Less: Counterparty netting and collateral	(822)	(1,407)
Derivative liabilities, net	$6	$46

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2018, we held collateral of $737 million which offset derivative assets and we posted collateral of $262 million which offset derivative liabilities. In addition, there was $560 million of counterparty netting included for both derivative assets and derivative liabilities as of March 31, 2018.  We also held excess collateral of $11 million which we did not use to offset derivative assets, and we posted excess collateral of $3 million which we did not use to offset derivative liabilities.  As of March 31, 2017, we held collateral of $154 million, which offset derivative assets and we posted collateral of $1,013 million which offset derivative liabilities.  In addition, there was $394 million of counterparty netting included for both derivative assets and liabilities as of March 31, 2017.  We also held excess collateral of $5 million which we did not use to offset derivative assets, and we posted excess collateral of $5 million which we did not use to offset derivative liabilities.

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

Commitments

We provide fixed and variable rate credit facilities to dealers and various multi-franchise organizations referred to as dealer groups.  These credit facilities are typically used for facilities refurbishment, real estate purchases, business acquisitions, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by the individual or corporate guarantees of the affiliated dealers, dealer groups, or dealer principals when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of dealer support required for the facility and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional discussion and disclosure.

We have also extended credit facilities to affiliates as described in Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2018, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2018 and 2017, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2018 are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt [1]	$98,519	$50,516	$23,238	$19,983	$4,782
Estimated interest payments for debt [2]	5,258	1,350	1,840	798	1,270
Estimated net payments (receipts) under interest rate swap agreements[2]	65	(59)	230	137	(243)
Lending commitments [3]	8,144	8,144	-	-	-
Premises occupied under lease	162	24	38	30	70
Purchase obligations [4]	9	8	1	-	-
Total	$112,157	$59,983	$25,347	$20,948	$5,879
[1]

Debt reflects the remaining principal obligation.  Our foreign currency debt is stated in U.S. dollars at amounts representing our contractual obligations under the foreign currency swaps that are used to hedge the corresponding debt.  Debt also excludes unamortized premium/discount of $194 million, debt issuance costs of $159 million net of foreign currency and fair value adjustments of $187 million.

[2]	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2018.
[3]

Lending commitments represent term loans and revolving lines of credit we extended to dealers and dealer groups.  Of the amount shown above, $6.9 billion was outstanding as of March 31, 2018.  The amount shown above excludes $13.5 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2018, of which $10.3 billion was outstanding at March 31, 2018.  The above lending commitments have various expiration dates.

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

Determination of Residual Values

The determination of residual values for our lease portfolio involves estimating end-of-term market values of leased vehicles.  Establishing these estimates involves various assumptions, complex analyses, and management judgment.  Actual losses incurred at lease termination could be significantly different from expected losses.  For further discussion of the accounting treatment of residual values on our lease portfolio, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Residual values are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, current and projected used vehicle values, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, buying and leasing behavior trends, and fuel prices.  We periodically review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  Adjustments are made on a straight-line basis over the remaining terms of the leases and are included in Depreciation on operating leases in our Consolidated Statements of Income.

Sensitivity Analysis

Estimated return rates and end-of-term market values represent two of the key assumptions involved in determining the amount and timing of depreciation expense to be recorded in our Consolidated Statements of Income.

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2018, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation by approximately $42 million.

If the end-of-term market value of a leased vehicle is less than the estimated residual value, additional depreciation expense is recorded.  At March 31, 2018, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation by approximately $144 million.  This increase in depreciation would be charged to Depreciation on operating leases in our Consolidated Statements of Income on a straight-line basis over the remaining terms of the operating leases.

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

Consumer Portfolio

The consumer portfolio is evaluated using methodologies such as roll rate, credit risk grade/tier, and vintage analysis.  We review and analyze external factors, such as changes in economic conditions, actual or perceived quality, safety and reliability of Toyota and Lexus vehicles, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as purchase quality mix, collection strategies and operational changes are considered in the review.  The majority of our credit losses are related to our consumer portfolio.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The evaluation of loss severity and default frequency on the consumer portfolio represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the consumer portfolio would have resulted in a change in the allowance for credit losses of $45 million as of March 31, 2018.

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

During fiscal 2018, no material changes were made to the valuation models. For the definition of fair value, a description of the assets and liabilities carried at fair value, and the controls over valuation, refer to Note 1 – Summary of Significant Accounting Policies – Fair Value Measurements of the Notes to Consolidated Financial Statements.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100 basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the  “-100bp” scenario for both March 31, 2018 and 2017.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2018	$4.3	$(4.0)
March 31, 2017	$6.0	$(6.3)

Our net interest cash flow sensitivity results from the “+100bp” scenario show a slightly asset-sensitive position on March 31, 2018 and 2017.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits.

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

All of our derivative counterparties to which we had credit exposure at March 31, 2018 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2018, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I, Item 1A. Risk Factors” for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,	March 31,
(Dollars in millions)	2018	2017
Credit Rating
AA	$5	$1
A	58	52
Total net counterparty credit exposure	$63	$53

We exclude from the table above credit valuation adjustments of $2 million at March 31, 2018 and 2017 related to non-performance risk of our counterparties. All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statements of Income.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution by credit rating as of:

	March 31, 2018
			Distribution by credit rating
(Dollars in millions)	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and agency obligations	$2,821	$2,798	$2,167	$631	$-	$-	$-
Municipal debt securities	10	11	2	8	1	-	-
Certificates of deposit	475	474	-	-	474	-	-
Commercial paper	52	52	-	52	-	-	-
Corporate debt securities	203	201	-	22	85	92	2
Mortgage-backed securities	69	70	43	13	9	-	5
Asset-backed securities	39	39	6	5	17	6	5
Fixed income mutual funds	2,196	2,184	203	214	1,701	43	23
Total	$5,865	$5,829	$2,421	$945	$2,287	$141	$35

	March 31, 2017
			Distribution by credit rating
(Dollars in millions)	Amortized	Fair					BB
Available-for-sale securities:	cost	value	AAA	AA	A	BBB	or below
U.S. government and agency obligations	$2,314	$2,308	$2,139	$169	$-	$-	$-
Municipal debt securities	10	11	3	7	1	-	-
Certificates of deposit	755	755	-	100	655	-	-
Corporate debt securities	368	369	4	45	212	108	-
Mortgage-backed securities	84	84	7	54	19	-	4
Asset-backed securities	31	31	8	3	10	9	1
Fixed income mutual funds	2,090	2,134	389	738	917	-	90
Total	$5,652	$5,692	$2,550	$1,116	$1,814	$117	$95

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Toyota Motor Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended March 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

June 4, 2018

We have served as the Company’s auditor since 1983.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2018	2017	2016
Financing revenues:
Operating lease	$8,167	$7,720	$7,141
Retail	1,974	1,850	1,859
Dealer	576	476	403
Total financing revenues	10,717	10,046	9,403
Depreciation on operating leases	7,041	6,853	5,914
Interest expense	1,851	1,754	1,137
Net financing revenues	1,825	1,439	2,352

Insurance earned premiums and contract revenues	882	804	719
Gain on sale of commercial finance business	-	-	197
Investment and other income, net	216	170	158
Realized gains, net on investments in marketable securities	41	226	6
Net financing revenues and other revenues	2,964	2,639	3,432

Expenses:
Provision for credit losses	401	582	441
Operating and administrative	1,357	1,277	1,161
Insurance losses and loss adjustment expenses	425	371	318
Total expenses	2,183	2,230	1,920

Income before income taxes	781	409	1,512
(Benefit) provision for income taxes	(2,629)	142	580

Net income	$3,410	$267	$932

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended March 31,
	2018	2017	2016
Net income	$3,410	$267	$932
Other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale marketable securities [net of tax benefit of $6, $0 and $32, respectively]	(29)	(1)	(51)
Reclassification adjustment for net gains on available-for-sale marketable securities included in realized gains, net on investments in marketable securities [net of tax provision of $16, $87 and $2, respectively]	(25)	(139)	(4)
Other comprehensive loss	(54)	(140)	(55)
Comprehensive income	$3,356	$127	$877

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31,	March 31,
	2018	2017
ASSETS
Cash and cash equivalents	$3,540	$4,198
Restricted cash and cash equivalents	1,219	1,087
Investments in marketable securities	5,829	5,692
Finance receivables, net	69,647	68,462
Investments in operating leases, net	38,697	38,152
Other assets	1,614	2,044
Total assets	$120,546	$119,635

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$98,353	$98,233
Deferred income taxes	5,326	7,926
Other liabilities	3,987	3,952
Total liabilities	107,666	110,111

Commitments and contingencies (Refer to Note 14)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2018 and 2017	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive (loss) income	(29)	25
Retained earnings	11,992	8,582
Total shareholder's equity	12,880	9,524
Total liabilities and shareholder's equity	$120,546	$119,635

The following table presents the assets and liabilities of our consolidated variable interest entities.  (Refer to Note 10).

	March 31,	March 31,
	2018	2017
ASSETS
Finance receivables, net	$11,927	$12,865
Investments in operating leases, net	5,706	4,888
Other assets	125	87
Total assets	$17,758	$17,840

LIABILITIES
Debt	$13,638	$14,319
Other liabilities	10	6
Total liabilities	$13,648	$14,325

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at March 31, 2015	$915	$2	$220	$7,383	$8,520

Net income	-	-	-	932	932
Other comprehensive loss, net of tax	-	-	(55)	-	(55)
Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

Net income	-	-	-	267	267
Other comprehensive loss, net of tax	-	-	(140)	-	(140)
Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Net income	-	-	-	3,410	3,410
Other comprehensive loss, net of tax	-	-	(54)	-	(54)
Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$3,410	$267	$932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,123	6,916	5,965
Recognition of deferred income	(2,003)	(1,779)	(1,713)
Provision for credit losses	401	582	441
Amortization of deferred costs	607	625	620
Foreign currency and other adjustments to the carrying value of debt, net	1,502	(704)	1,195
Net realized gains from sales and other-than-temporary impairment on available-for-sale securities	(41)	(226)	(6)
Gain on sale of commercial finance business	-	-	(197)
Net change in:
Restricted cash and cash equivalents	41	(77)	(226)
Derivative assets	(10)	17	(15)
Other assets and accrued interest	(117)	(167)	66
Deferred income taxes	(2,578)	(3)	531
Derivative liabilities	(40)	39	(83)
Other liabilities	81	347	329
Net cash provided by operating activities	8,376	5,837	7,839

Cash flows from investing activities:
Purchase of investments in marketable securities	(7,137)	(3,702)	(7,447)
Proceeds from sales of investments in marketable securities	1,376	875	914
Proceeds from maturities of investments in marketable securities	5,580	3,656	7,026
Acquisition of finance receivables	(25,713)	(25,497)	(24,956)
Collection of finance receivables	24,100	24,324	24,523
Net change in wholesale and certain working capital receivables	388	(1,859)	(512)
Acquisition of investments in operating leases	(16,575)	(17,947)	(19,917)
Disposals of investments in operating leases	9,821	10,230	8,283
Proceeds from sale of commercial finance business	-	-	2,317
Net change in financing support provided to affiliates	755	354	7
Cash equivalents (restricted) to acquire finance receivables and investment in operating leases, net	(173)	-	-
Other, net	(79)	(110)	(68)
Net cash used in investing activities	(7,657)	(9,676)	(9,830)

Cash flows from financing activities:
Proceeds from issuance of debt	21,768	28,817	25,564
Payments on debt	(23,814)	(23,463)	(22,865)
Net change in commercial paper	664	(12)	(410)
Net change in financing support provided by affiliates	5	(6)	(4)
Net cash (used in) provided by financing activities	(1,377)	5,336	2,285
Net (decrease) increase in cash and cash equivalents	(658)	1,497	294
Cash and cash equivalents at the beginning of the period	4,198	2,701	2,407
Cash and cash equivalents at the end of the period	$3,540	$4,198	$2,701
Supplemental disclosures:
Interest paid, net	$1,722	$1,406	$1,190
Income taxes paid (received), net	$8	$53	$(95)

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) is a wholly-owned subsidiary of Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  References herein to the “Company”, “we”, “our”, and “us” denote TMCC and its consolidated subsidiaries.  TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

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

Our products fall primarily into the following product categories:

•

Finance - We acquire retail installment sales contracts from dealers in the U.S. and Puerto Rico (“retail contracts”) and leasing contracts accounted for as operating leases (“lease contracts”) from dealers in the U.S.  We collectively refer to our retail and lease contracts as the “consumer portfolio.”  We also provide dealer financing, including wholesale financing, working capital loans, revolving lines of credit and real estate financing to dealers in the U.S. and Puerto Rico.  We collectively refer to our dealer financing portfolio as the “dealer portfolio.”

•

Insurance - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for vehicle and payment protection products sold by dealers in the U.S. Our vehicle and payment protection products include vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance contracts, excess wear and use agreements, tire and wheel protection agreements and key replacement protection.  TMIS also covers certain risks of dealers and provides coverage and related administrative services to certain of our affiliates in the U.S.  Although the vehicle and payment protection products are generally not regulated as insurance products, for ease of reference we collectively refer to the group of products provided by TMIS herein as “insurance products.”

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus dealers.  As of March 31, 2018, approximately 22 percent of retail and lease contracts were concentrated in California, 11 percent in Texas, 8 percent in New York, and 5 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2018, approximately 26 percent of insurance policies and contracts were concentrated in California, 6 percent in New York, and 5 percent in both Maryland and New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

In December 2014, we entered into an agreement for the sale of certain assets and liabilities related to our industrial equipment retail, lease, and dealer portfolios (hereinafter the “commercial finance business”) to Toyota Industries Commercial Finance, Inc. (“TICF”), a subsidiary of Toyota Industries Corporation, which forms part of the group of companies known as the Toyota Group and is a related party to TMCC.  As discussed in our Form 10-K for fiscal 2016, the sale was completed on October 1, 2015 and resulted in cash proceeds of $2.3 billion and a gain of $197 million that was reflected in our results of operations in fiscal 2016.  The sale of our commercial finance business did not meet the criteria to be presented as a discontinued operation.

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

Revenue Recognition

Operating Lease Revenues

Operating lease revenues are recorded to income on a straight-line basis over the term of the lease.  Incremental direct fees and costs received or paid in connection with the acquisition of operating leases, including incentive and rate participation payments made to dealers and acquisition fees collected from customers, are capitalized or deferred and amortized on a straight-line basis over the term of the related contracts.  Payments received on affiliate sponsored special rate programs (“subvention”) and other consumer incentives are deferred and recognized on a straight-line basis over the term of the related contracts.  Operating lease revenue is recorded net of sales taxes collected from customers.  Included in operating lease revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total operating lease revenue.

Retail and Dealer Financing Revenues

Revenues associated with retail and dealer financing are recognized so as to approximate a constant effective yield over the contract term.  Incremental direct fees and costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to dealers, are capitalized and amortized so as to approximate a constant effective yield over the term of the related contracts.  Payments received on subvention and other consumer incentives are deferred and recognized to approximate a constant effective yield over the term of the related contracts.  Included in financing revenues are other fees, including late fees and other service charges, the amounts of which are not significant to total financing revenues.

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

Depreciation on Operating Leases

Depreciation on operating leases is recognized using the straight-line method over the lease term, typically two to five years.  The depreciable basis is the original acquisition cost of the vehicle less the estimated residual value of the vehicle at the end of the lease term.  During the lease term, adjustments to depreciation expense reflecting revised estimates of expected residual values and return rates at the end of the lease terms are recorded prospectively on a straight-line basis over the remaining lease term.

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

Management develops and documents the allowance for credit losses on finance receivables based on two portfolio segments.  The determination of portfolio segments is based primarily on the qualitative consideration of the nature of our business operations and the characteristics of the underlying finance receivables, as follows:

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities in our Consolidated Balance Sheets. These accruals arising from contractual agreements entered into by TMIS are not significant as of March 31, 2018 and 2017.  Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at purchase and may include money market instruments, commercial paper, certificates of deposit, U.S. government and agency obligations, or similar instruments.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes customer collections on securitized receivables to be distributed to investors as payments on the related secured debt, which are primarily related to securitization trusts.  Restricted cash equivalents may also contain amounts unrelated to financing activities which are restricted as to use and proceeds from certain debt issuances for which the use of the cash is restricted.

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

An OTTI loss with respect to AFS debt securities must be recognized in earnings if we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis.  If we have the intent to sell, the cost basis of the security is written down to fair value and the loss is reflected in Realized gains, net on investments in marketable securities in our Consolidated Statements of Income.  If we have no intent to sell and we believe that it is more likely than not we will not be required to sell these securities prior to recovery, the credit loss component of the unrealized losses is recognized in Realized gains, net on investments in marketable securities in our Consolidated Statements of Income, while the remainder of the loss is recognized in AOCI.  The credit loss component recognized in Realized gains, net on investments in marketable securities in our Consolidated Statements of Income is identified as the portion of the amortized cost of the security not expected to be collected over the remaining term as projected using a cash flow analysis for debt securities.

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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff.  As of March 31, 2018 and 2017, all finance receivables were classified as held-for-investment.

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

Nonaccrual Policy

Retail Loan Portfolio Segment

The accrual of revenue is discontinued at the time a retail loan finance receivable is determined to be uncollectible.  These finance receivables may be restored to accrual status when future payments are reasonably assured.  For these finance receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received.  Payments are applied first to outstanding interest and then to the unpaid principal balance.

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

Nonaccrual Policy

The accrual of revenue on investments in operating leases is discontinued at the time an account is determined to be uncollectible.  Operating leases may be restored to accrual status when future payments are reasonably assured.  For investments in operating leases in non-accrual status, subsequent operating lease revenue is recognized only to the extent a payment is received.

Determination of Residual Value

Residual values of lease contracts are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, the level of current used vehicle values, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease-end.

On a quarterly basis, we review the estimated end-of-term market values and return rates of leased vehicles to assess the appropriateness of the carrying values at lease-end.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward, thereby adjusting depreciation expense, so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential future changes in the relationship among these factors.  For investments in operating leases, adjustments to depreciation expense are made prospectively on a straight-line basis over the remaining terms of the leases and are included in Depreciation on operating leases in our Consolidated Statements of Income.

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

The use of observable and unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this document.  The availability of observable inputs can vary based upon the financial instrument and other factors, such as instrument type, market liquidity and other specific characteristics particular to the financial instrument.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires additional judgment by management.  When the inputs are unobservable, financial instruments are classified as or transferred to the Level 3 category.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

Recurring Fair Value Measurements

Cash Equivalents and Restricted Cash Equivalents

Cash equivalents and restricted cash equivalents include money market instruments, commercial paper, certificates of deposit, U.S. government and agency obligations or similar instruments, which represent highly liquid investments with maturities of three months or less at purchase.  Where cash equivalent instruments produce a daily net asset value in an active market, we use this value to determine the fair value of the investment and classify the investment in Level 1 of the fair value hierarchy.  All other types of cash equivalents are classified in Level 2 of the fair value hierarchy.

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

We may hold investments in actively traded open-end and private placement fixed income mutual funds.  Where the funds produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the fund investment and classify the investment in Level 1 of the fair value hierarchy.  The fair value of funds that produce a daily net asset value that is not quoted in an active market is estimated using the net asset value per share and have been excluded from the fair value hierarchy.

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

Financial Instruments Not Carried at Fair Value

Finance Receivables

Our finance receivables consist of retail loans and dealer financing, which is comprised of wholesale, real estate and working capital financing.  Retail finance receivables are primarily valued using a securitization model that incorporates expected cash flows.  Cash flows expected to be collected are estimated using contractual principal and interest payments adjusted for specific factors, such as prepayments, extensions, default rates, loss severity, credit scores, and collateral type.  The securitization model utilizes quoted secondary market rates if available, or estimated market rates that incorporate management's best estimate of investor assumptions about the portfolio.  The dealer financing portfolio is valued using a discounted cash flow model.  Discount rates are derived based on market rates for equivalent portfolio bond ratings.  As these valuations utilize unobservable inputs, our finance receivables are classified in Level 3 of the fair value hierarchy.

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

Embedded Derivatives

Periodically, we issue debt instruments which are considered “hybrid financial instruments”.  These debt instruments are assessed to determine whether they contain embedded derivatives requiring separate accounting and reporting.  The embedded derivative may be bifurcated and recorded on the balance sheet at fair value or the entire financial instrument may be recorded at fair value. As applicable, changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in Interest expense in our Consolidated Statements of Income.  We had no embedded derivatives that required bifurcation as of March 31, 2018 and 2017.

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

Refer to Note 13 – Income Taxes for additional discussion and disclosure.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Summary of Significant Accounting Policies (Continued)

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the recognition of revenue from contracts with customers.  This comprehensive standard will supersede virtually all existing revenue recognition guidance.  In August 2015, the FASB issued a one-year deferral of the effective date, with early adoption as of the original effective date permitted.  The FASB also subsequently issued guidance amending and clarifying various aspects of the new revenue recognition standard. The majority of our revenues are outside the scope of the standard; however, certain insurance products fall within the scope of this guidance.  Upon adoption of the guidance on April 1, 2018, we expect to recognize the cumulative effect of adoption by recording a reduction to our opening retained earnings of approximately $110 million, net of income taxes, resulting from an increase to unearned revenues (included in Other liabilities) of approximately $219 million, and deferred expenses (included in Other assets) of approximately $73 million, and an increase to deferred tax assets of approximately $36 million. While the adoption of the standard will change the timing of recognition of certain revenues and costs, the total revenue and expense recognized will not change as a result of the adoption of the standard.

In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and will require entities to measure equity investments at fair value and recognize any changes in fair value in earnings.  This guidance also requires an entity to present, separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from changes in instrument-specific credit risk for instruments where the entity has elected the fair value option.  Upon adoption of the guidance on April 1, 2018, we expect to recognize the cumulative effect of adoption by recording a reduction to our opening retained earnings that is not significant to our consolidated financial statements.

In February 2016, the FASB issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The new leasing standard represents a wholesale change to lease accounting for lessees and requires additional disclosures regarding leasing arrangements.  This accounting guidance is effective for us on April 1, 2019.  Upon adoption, we expect to recognize lease liabilities and right-of-use assets (at their present value) in our Consolidated Balance Sheets related to predominantly all of the future minimum lease payments disclosed in Note 14 – Commitments and Contingencies. We are continuing to evaluate the other potential impacts of this guidance from both a lessee and lessor perspective on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued new guidance that introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This accounting guidance is effective for us on April 1, 2020.  We expect this new guidance will result in an increase in our allowance for credit losses with a cumulative-effect adjustment to our opening retained earnings.  The magnitude of the increase in our allowance for credit losses is under evaluation. We are currently evaluating the other potential impacts of this guidance on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued new guidance that is intended to reduce diversity in practice in the classification of certain items in the statement of cash flows. This accounting guidance is effective for us on April 1, 2018. The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued new guidance that clarifies how restricted cash and cash equivalents should be classified and presented on the statement of cash flows and requires new disclosures related to restricted cash and cash equivalents. This guidance was intended to reduce diversity in practice in the classification of restricted cash and cash equivalents on the statement of cash flows.  This accounting guidance is effective for us on April 1, 2018 at which time we will no longer report the change in restricted cash and cash equivalents in the operating section in our Consolidated Statements of Cash Flows, and cash and cash equivalents at the beginning and end of the period will include restricted cash and cash equivalents. These changes will be applied using a retrospective transition method to each period presented and will not have a material impact on our consolidated statements of cash flows and related disclosures.

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

In August 2017, the FASB issued new guidance that makes targeted improvements to accounting for hedging activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance provides new alternatives for applying hedge accounting and measuring the hedged item in fair value hedges of interest rate risk. The guidance also modifies certain disclosure requirements. This accounting guidance is effective for us on April 1, 2019. We are currently evaluating the potential impact of this guidance on our consolidated financial statements and disclosures.

In February 2018, the FASB issued new guidance that would allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cut and Jobs Act of 2017 (“TCJA”).  The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate income tax rate.  The accounting guidance is effective for us on April 1, 2019, with early adoption permitted.  The adoption of this guidance will not have a material impact on our consolidated financial statements and disclosures.

Recently Adopted Accounting Guidance

In April 2017, we adopted new FASB accounting guidance which clarifies that a change in the counterparty to a designated derivative hedging instrument does not, in and of itself, require de-designation of that hedging relationship; provided that all other hedge accounting criteria continue to be met. The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2017, we adopted new FASB accounting guidance which clarifies whether an embedded contingent put or call option is clearly and closely related to the debt host when bifurcating an embedded derivative. The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2017, we adopted new FASB accounting guidance that further amends the analysis a reporting entity must perform to determine whether it should consolidate certain legal entities. This guidance specifically addresses interests held through related parties that are under common control. The adoption of this guidance did not change our consolidation conclusions, and therefore, did not have an impact on our consolidated financial statements.

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

	March 31, 2018
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$347	$550	$-	$-	$897
Certificates of deposit	-	2,240	-	-	2,240
Commercial paper	-	255	-	-	255
Cash equivalents total	347	3,045	-	-	3,392
Restricted cash equivalents - money market instruments	173	709	-	-	882
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	2,774	24	-	-	2,798
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	474	-	-	474
Commercial paper	-	52	-	-	52
Corporate debt securities	15	186	-	-	201
Mortgage-backed securities:
U.S. government agency	-	39	-	-	39
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	29	-	29
Asset-backed securities	-	-	39	-	39
Equity instruments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					660
Total return bond funds	1,524	-	-	-	1,524
Available-for-sale securities total	4,313	786	70	-	5,829
Derivative assets:
Interest rate swaps	-	872	-	-	872
Interest rate floors	-	1	-	-	1
Foreign currency swaps	-	485	-	-	485
Counterparty netting and collateral	-	-	-	(1,297)	(1,297)
Derivative assets total	-	1,358	-	(1,297)	61
Assets at fair value	4,833	5,898	70	(1,297)	10,164
Derivative liabilities:
Interest rate swaps	-	(607)	(21)	-	(628)
Foreign currency swaps	-	(200)	-	-	(200)
Counterparty netting and collateral	-	-	-	822	822
Liabilities at fair value	-	(807)	(21)	822	(6)
Net assets at fair value	$4,833	$5,091	$49	$(475)	$10,158

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the years ended March 31, 2018 and 2017 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Year Ended March 31, 2018
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
Total gains (losses)
Included in earnings	-	-	-	-	-	-	7	7	7
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	5	30	35	-	-	-	35
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	(9)	(13)	(22)	(44)	(16)	55	39	(5)
Transfers in to Level 3	-	1	-	-	1	-	-	-	1
Transfers out of Level 3	(2)	-	-	-	(2)	-	-	-	(2)
Fair value, March 31, 2018	$-	$-	$31	$39	$70	$(21)	$-	$(21)	$49
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$-	$-	$-	$-

	Year Ended March 31, 2017
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2016	$2	$7	$45	$37	$91	$39	$(14)	$25	$116
Total gains (losses)
Included in earnings	-	-	-	-	-	(24)	(43)	(67)	(67)
Included in other comprehensive income	-	1	-	1	2	-	-	-	2
Purchases, issuances, sales, and settlements
Purchases	-	-	4	6	10	-	-	-	10
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(10)	(13)	(23)	(20)	(5)	(25)	(48)
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-	-	-
Fair value, March 31, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
The amount of total gains (losses) included in earnings attributable to assets held at the reporting date						$(24)	$(43)	$(67)	$(67)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment.  We did not have any significant nonrecurring fair value items as of March 31, 2018 and 2017.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the years ended March 31, 2018 and 2017.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2018
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$52,374	$-	$-	$52,081	$52,081
Wholesale	10,365	-	-	10,413	10,413
Real estate	4,492	-	-	4,409	4,409
Working capital	2,222	-	-	2,197	2,197

Financial liabilities
Commercial paper	$27,313	$-	$27,313	$-	$27,313
Unsecured notes and loans payable	57,402	-	55,441	2,341	57,782
Secured notes and loans payable	13,638	-	-	13,588	13,588

	March 31, 2017
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$50,682	$-	$-	$50,733	$50,733
Wholesale	10,819	-	-	10,881	10,881
Real estate	4,602	-	-	4,459	4,459
Working capital	2,218	-	-	2,222	2,222

Financial liabilities
Commercial paper	$26,632	$-	$26,632	$-	$26,632
Unsecured notes and loans payable	57,282	-	55,838	2,385	58,223
Secured notes and loans payable	14,319	-	-	14,322	14,322

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net excludes related party transactions, for which the fair value approximates the carrying value, of $189 million and $136 million at March 31, 2018 and 2017, respectively.  Fair values of related party finance receivables, net would be classified as Level 3 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	March 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$2,821	-	$(23)	$2,798
Municipal debt securities	10	1	-	11
Certificates of deposit	475	-	(1)	474
Commercial paper	52	-	-	52
Corporate debt securities	203	1	(3)	201
Mortgage-backed securities:
U.S. government agency	38	1	-	39
Non-agency residential	1	1	-	2
Non-agency commercial	30	-	(1)	29
Asset-backed securities	39	-	-	39
Equity instruments:
Fixed income mutual funds:
Short-term floating NAV fund II	2	-	-	2
U.S. government sector fund	202	-	-	202
Municipal sector fund	8	-	-	8
Investment grade corporate sector fund	122	-	(3)	119
High-yield sector fund	22	1	-	23
Mortgage sector fund	154	-	(3)	151
Asset-backed securities sector fund	58	1	-	59
Emerging market sector fund	39	4	-	43
International sector fund	54	-	(1)	53
Total return bond funds	1,535	5	(16)	1,524
Total investments in marketable securities	$5,865	$15	$(51)	$5,829

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Investments in marketable securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant at March 31, 2018 and 2017.

Realized Gains and Losses on Securities

The following table represents realized gains and losses on our available-for-sale securities presented in our Consolidated Statements of Income:

	Years Ended March 31,
	2018	2017	2016
Available-for-sale securities:
Realized gains on sales	$46	$251	$59
Realized losses on sales	$(2)	$(1)	$(3)
Other-than-temporary impairment	$(3)	$(24)	$(50)

The other-than-temporary impairment write-downs in the table above were related to our fixed income mutual funds.

Contractual Maturities

The amortized cost, fair value and contractual maturities of available-for-sale debt instruments are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	March 31, 2018
	Amortized Cost	Fair Value
Available-for-sale debt instruments:
Due within 1 year	$2,089	$2,082
Due after 1 year through 5 years	1,247	1,235
Due after 5 years through 10 years	151	146
Due after 10 years	74	73
Mortgage-backed and asset-backed securities[1]	108	109
Total	$3,669	$3,645

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

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2018	2017
Retail receivables	$41,265	$38,338
Securitized retail receivables	12,130	13,071
Dealer financing	17,420	17,899
	70,815	69,308

Deferred origination (fees) and costs, net	630	644
Deferred income	(1,335)	(1,023)
Allowance for credit losses
Retail and securitized retail receivables	(312)	(344)
Dealer financing	(151)	(123)
Total allowance for credit losses	(463)	(467)
Finance receivables, net	$69,647	$68,462

Contractual maturities on retail receivables and dealer financing are as follows:

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2019	$14,348	$13,220
2020	12,838	1,527
2021	10,702	772
2022	8,051	667
2023	5,232	515
Thereafter	2,224	719
Total	$53,395	$17,420

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	March 31,	March 31,
	2018	2017
Aging of finance receivables:
Current	$52,559	$50,631
30-59 days past due	613	586
60-89 days past due	158	129
90 days or greater past due	65	63
Total	$53,395	$51,409

	Wholesale		Real Estate		Working Capital
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017	2018	2017
Credit quality indicators:
Performing	$9,451	$9,592	$4,070	$4,010	$2,118	$2,082
Credit Watch	946	1,269	484	613	105	143
At Risk	75	12	29	45	33	5
Default	41	78	47	45	21	5
Total	$10,513	$10,951	$4,630	$4,713	$2,277	$2,235

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017	2018	2017

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$107	$93	$107	$93	$14	$12
Real estate	86	94	86	94	5	12
Working capital	55	31	55	31	51	9
Total	$248	$218	$248	$218	$70	$33

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$83	$134	$83	$134
Real estate	142	105	142	105
Working capital	22	-	22	-
Total	$247	$239	$247	$239

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$222	$220	$220	$217

Total impaired account balances:
Retail loan	$222	$220	$220	$217
Wholesale	190	227	190	227
Real estate	228	199	228	199
Working capital	77	31	77	31
Total	$717	$677	$715	$674

As of March 31, 2018 and 2017, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $249 million and $251 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance. As of March 31, 2018 and 2017, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.   Refer to Note 6 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date:

	Average Impaired Finance Receivables
	Years Ended March 31,
	2018	2017

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$103	$77
Real estate	88	96
Working capital	42	33
Total	$233	$206

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$104	$153
Real estate	115	107
Working capital	9	1
Total	$228	$261

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$222	$223

Total impaired account balances:
Retail loan	$222	$223
Wholesale	207	230
Real estate	203	203
Working capital	51	34
Total	$683	$690

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  Interest income on impaired finance receivables and interest income recognized using a cash-basis method of accounting during fiscal 2018 and 2017 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2018 and 2017 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2018 and 2017.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2018 and 2017, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during fiscal 2018 and 2017, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2018	2017
Investments in operating leases	$42,863	$41,874
Securitized investments in operating leases	7,869	6,502
	50,732	48,376
Deferred origination (fees) and costs, net	(224)	(201)
Deferred income	(1,700)	(1,196)
Accumulated depreciation	(9,977)	(8,672)
Allowance for credit losses	(134)	(155)
Investments in operating leases, net	$38,697	$38,152

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2019	$6,067
2020	3,769
2021	1,438
2022	157
2023	6
Total	$11,437

A portion of our operating lease contracts has historically terminated prior to maturity.  Future minimum rentals shown above should not be considered indicative of future cash collections.

As of March 31, 2018 and 2017, there was no impairment in our investment in operating leases portfolio.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years Ended March 31,
	2018	2017	2016
Allowance for credit losses at beginning of period	$622	$535	$485
Provision for credit losses	401	582	441
Transferred to held-for-sale[1]	-	-	(7)
Charge-offs, net of recoveries	(426)	(495)	(384)
Allowance for credit losses at end of period	$597	$622	$535

1 Amount relates to the commercial finance business which was sold in fiscal 2016.

Charge-offs are shown net of recoveries of $90 million, $79 million and $72 million for fiscal 2018, 2017 and 2016, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment:

	Year Ended March 31, 2018
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2017	$344	$123	$467
Charge-offs	(355)	-	(355)
Recoveries	50	-	50
Provision for credit losses	273	28	301
Ending balance, March 31, 2018	$312	$151	$463

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$70	$70
Ending balance: Collectively evaluated for impairment	$312	$81	$393

Finance Receivables:
Ending balance, March 31, 2018	$53,395	$17,420	$70,815
Ending balance: Individually evaluated for impairment	$-	$495	$495
Ending balance: Collectively evaluated for impairment	$53,395	$16,925	$70,320

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $222 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of March 31, 2018, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2018 includes $1,030 million in finance receivables that are guaranteed by TMNA and $146 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Allowance for Credit Losses (Continued)

	Year Ended March 31, 2017
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2016	$289	$132	$421
Charge-offs	(399)	-	(399)
Recoveries	50	-	50
Provision for credit losses	404	(9)	395
Ending balance, March 31, 2017	$344	$123	$467

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$33	$33
Ending balance: Collectively evaluated for impairment	$344	$90	$434

Finance Receivables:
Ending balance, March 31, 2017	$51,409	$17,899	$69,308
Ending balance: Individually evaluated for impairment	$-	$457	$457
Ending balance: Collectively evaluated for impairment	$51,409	$17,442	$68,851

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $220 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of March 31, 2017, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2017 includes $1,051 million in finance receivables that are guaranteed by TMNA and $166 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	March 31,	March 31,
	2018	2017
Aggregate balances 60 or more days past due
Finance receivables	$223	$192
Investments in operating leases	106	95
Total	$329	$287

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	March 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$613	$158	$65	$836	$52,559	$53,395	$46
Wholesale	-	-	-	-	10,513	10,513	-
Real estate	-	-	-	-	4,630	4,630	-
Working capital	-	-	-	-	2,277	2,277	-
Total	$613	$158	$65	$836	$69,979	$70,815	$46

	March 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$586	$129	$63	$778	$50,631	$51,409	$41
Wholesale	-	-	-	-	10,951	10,951	-
Real estate	-	-	-	-	4,713	4,713	-
Working capital	3	-	-	3	2,232	2,235	-
Total	$589	$129	$63	$781	$68,527	$69,308	$41

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  We have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2018, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	March 31, 2018
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$71,464	$872	$71,464	$872
Interest rate floors	-	-	847	1	847	1
Foreign currency swaps	119	8	7,248	477	7,367	485
Total	$119	$8	$79,559	$1,350	$79,678	$1,358

Counterparty netting and collateral held						(1,297)
Carrying value of derivative contracts – Other assets						$61

Other liabilities:
Interest rate swaps	$-	$-	$41,513	$628	$41,513	$628
Foreign currency swaps	-	-	5,863	200	5,863	200
Total	$-	$-	$47,376	$828	$47,376	$828

Counterparty netting and collateral posted						(822)
Carrying value of derivative contracts – Other liabilities						$6

As of March 31, 2018, we held collateral of $737 million which offset derivative assets and we posted collateral of $262 million which offset derivative liabilities.  In addition, there was $560 million in counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $11 million which we did not use to offset derivative assets, and we posted excess collateral of $3 million which we did not use to offset derivative liabilities.

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

As of March 31, 2017, we held collateral of $154 million which offset derivative assets and we posted collateral of $1,013 million which offset derivative liabilities.  In addition, there was $394 million in counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $5 million which we did not use to offset derivative assets, and we posted excess collateral of $5 million which we did not use to offset derivative liabilities.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years Ended March 31,
	2018	2017	2016
Interest expense on debt	$1,970	$1,570	$1,308
Interest income on derivatives	(67)	(18)	(7)
Interest expense on debt and derivatives, net	1,903	1,552	1,301

(Gain) loss on hedge accounting derivatives:
Foreign currency swaps	(1)	11	-
(Gain) loss on hedge accounting derivatives	(1)	11	-
Less hedged item: change in fair value of fixed rate debt denominated in a foreign currency	1	(11)	(2)
Ineffectiveness related to hedge accounting derivatives	-	-	(2)

Loss (gain) on debt denominated in foreign currencies and U.S. dollar non-hedge accounting derivatives:
Loss (gain) on non-hedge accounting debt denominated in foreign currencies	1,344	(652)	503
(Gain) loss on non-hedge accounting foreign currency swaps	(1,306)	880	(573)
(Gain) on U.S. dollar non-hedge accounting interest rate swaps	(90)	(26)	(92)
Total interest expense	$1,851	$1,754	$1,137

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

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the years ended March 31, 2018, 2017 and 2016, as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	March 31,	March 31,
	2018	2017
Other assets:
Notes receivable from affiliates	$68	$823
Used vehicles held for sale	366	264
Derivative assets	61	51
Other assets	1,119	906
Total other assets	$1,614	$2,044

Other liabilities:
Unearned insurance premiums and contract revenues	$2,271	$2,154
Accounts payable and accrued expenses	1,054	1,057
Deferred income	468	468
Income taxes payable	2	62
Derivative liabilities	6	46
Other liabilities	186	165
Total other liabilities	$3,987	$3,952

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Commercial paper	$27,313	$26,632	1.80%	1.11%
Unsecured notes and loans payable	57,402	57,282	2.18%	1.91%
Secured notes and loans payable	13,638	14,319	1.95%	1.32%
Total debt	$98,353	$98,233	2.04%	1.60%

The carrying value of our debt includes unamortized premiums, discounts and debt issuance costs of $353 million and $307 million as of March 31, 2018 and 2017, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $27.4 billion, $57.6 billion and $13.7 billion, respectively, as of March 31, 2018 and $26.7 billion, $57.4 billion and $14.3 billion, respectively, as of March 31, 2017.

As of March 31, 2018, our commercial paper had a weighted average remaining maturity of 70 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0 percent to 5.0 percent at March 31, 2018 and 0 percent to 5.8 percent at March 31, 2017.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  The carrying values of these foreign currency denominated unsecured notes and loans payable were $13.3 billion at March 31, 2018 and 2017.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 1.1 percent to 2.5 percent at March 31, 2018 and 0.8 percent to 2.1 percent at March 31, 2017.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below.  Actual repayment of secured debt will vary based on the repayment activity on the related pledged assets.

Future
Years ending March 31,	debt maturities
2019	$50,535
2020	13,347
2021	9,981
2022	11,434
2023	8,587
Thereafter	4,816
Unamortized discounts, costs and carrying value adjustment	(347)
Total debt	$98,353

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	March 31, 2018
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$729	$12,130	$11,927	$7	$9,958	$7
Investments in operating leases	297	7,869	5,706	118	3,680	3
Total	$1,026	$19,999	$17,633	$125	$13,638	$10

	March 31, 2017
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$856	$13,071	$12,865	$7	$11,017	$5
Investments in operating leases	211	6,502	4,888	80	3,302	1
Total	$1,067	$19,573	$17,753	$87	$14,319	$6

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,520 million and $1,526 million of securities retained by TMCC at March 31, 2018 and 2017, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

The assets of the VIEs and the restricted cash and cash equivalents held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate, TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets at March 31, 2018 and 2017 and revenues earned from these dealers during fiscal 2018, 2017 and 2016 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of March 31, 2018 and 2017 were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2018.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2018, TMCC had committed bank credit facilities totaling $5.5 billion, of which $2.4 billion, $450 million and $2.6 billion mature in fiscal 2019, 2020 and 2021, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2018 and 2017. We are currently in compliance with the covenants and conditions of the credit agreements described above.

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were not significant for fiscal 2018, 2017 and 2016.

Defined Contribution Plan

Employees meeting certain eligibility requirements, as defined in the plan documents, may participate in the Toyota Motor North America, Inc. Retirement Savings Plan.  Under this plan, eligible employees may elect to contribute between 1 percent and 30 percent of their eligible pre-tax compensation, subject to federal tax regulation limits.  We match 66.67 percent of the first 6 percent that a participant contributes, up to 4 percent of eligible compensation.  Participants are always 100% vested in their contributions to the Retirement Savings Plan.  Employer contributions vest on a 4-year graded schedule at 25 percent per year.  Generally, contributions are funded through bi-weekly payments to the plan’s administrator.  Certain employees hired on or after January 1, 2015, may be eligible to receive an additional Company contribution to the plan calculated based on their age and compensation.

TMCC employer contributions to the savings plan were not significant for fiscal 2018, 2017 and 2016.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain health care and life insurance benefits to eligible retired employees.  Generally, in order to be eligible for these benefits, the employee must be age 55 or older with 10 or more years of service.

Other post-retirement benefit costs allocated to TMCC were not significant for fiscal 2018, 2017 and 2016.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Income Taxes

On December 22, 2017, the TCJA was signed into law.  It changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21% and imposed a tax on deemed repatriated earnings of foreign subsidiaries. Our assessment of the impact of the TCJA is substantially complete and is reflected in our consolidated financial statements as of March 31, 2018 and for the year then ended.  As a result of the TCJA in fiscal 2018, we recorded a $2.9 billion tax benefit from the revaluation of our net deferred tax liabilities, offset by a provisional deemed repatriation tax of $10 million.  Upon completion of our fiscal 2018 income tax return, we may identify additional revaluation adjustments to our recorded deferred tax liabilities, including the deemed repatriation tax.  The issuance of future administrative guidance may further clarify the interpretation of the new law and require adjustments to the provisional amount we recorded. Any adjustment required to the provisional amount for repatriation tax recorded in fiscal 2018 is not expected to be material.

The (benefit) provision for income taxes consisted of the following:

	Years ended March 31,
	2018	2017	2016
Current
Federal	$(45)	$136	$73
State	(10)	2	(33)
Foreign	3	7	9
Total	(52)	145	49

Deferred
Federal	(2,625)	(9)	420
State	48	5	111
Foreign	-	1	-
Total	(2,577)	(3)	531
(Benefit) provision for income taxes	$(2,629)	$142	$580

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2018	2017	2016
Provision for income taxes at U.S. federal statutory tax rate[1]	31.6%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	4.8%	3.6%	3.2%
Revaluation of federal deferred tax liability from TCJA	(371.6)%	-	-
Other, net	(1.4)%	(3.9)%	0.2%
Effective tax rate	(336.6)%	34.7%	38.4%

1  Our federal statutory rate for fiscal 2018 was a blended rate of 31.6% compared to 35% for fiscal 2017 and 2016 due to the reduction of the corporate income tax rate from 35% to 21% by the TCJA.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Income Taxes (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2018	2017
Liabilities:
Lease transactions	$5,642	$7,647
State taxes, net of federal tax benefit	856	640
Mark-to-market of investments in marketable securities and derivatives	185	267
Other	244	383
Deferred tax liabilities	$6,927	$8,937

Assets:
Provision for credit and residual value losses	420	593
Deferred costs and fees	186	306
Net operating loss and tax credit carryforwards	993	67
Other	31	66
Deferred tax assets	1,630	1,032
Valuation allowance	(29)	(21)
Net deferred tax assets	$1,601	$1,011
Net deferred income tax liability[1]	$5,326	$7,926

1  Balance includes deferred tax assets attributable to unrealized gains or losses included in accumulated other comprehensive income or loss, net of $7 million at March 31, 2018 and deferred tax liabilities of $15 million at March 31, 2017, respectively. The change in this deferred liability is not included in total deferred tax expense.

We have deferred tax assets related to cumulative federal and state net operating loss carryforwards of $857 million and $109 million at March 31, 2018, respectively, compared to no federal net operating loss deferred tax assets and $59 million in state net operating loss deferred tax assets at March 31, 2017, respectively.  We also have deferred tax assets for federal alternative fuel credits of $8 million and a deferred tax asset for foreign tax credit carryforwards of $10 million at March 31, 2018 compared to no deferred tax assets for federal alternative fuel vehicle credits or foreign tax credit carryforwards at March 31, 2017.  The federal net operating loss carryforwards have no expiration and other tax credit carryforwards will expire beginning in fiscal 2028.  Some state net operating loss carryforwards have no expiration while others expire beginning in fiscal 2020.

The deferred tax assets related to foreign tax credit and state tax net operating loss carryforwards are reduced by a valuation allowance of $29 million at March 31, 2018.  The deferred tax assets related to state tax net operating loss carryforwards were reduced by a valuation allowance of $21 million at March 31, 2017.  The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.

Realization with respect to the federal tax loss and alternative fuel vehicle credit carryforwards is dependent on generating sufficient income.  Although realization is not assured, management believes it is more likely than not that the deferred assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Income Taxes (Continued)

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, other than the deemed repatriation tax that is provided pursuant to the TCJA, state and local taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2018 and 2017, these unremitted earnings totaled $223 million and $220 million, respectively.  Determination of the amount of the deferred state and local tax liability is not practicable, and accordingly no estimate of the unrecorded deferred state and local tax liability is provided.

Although we do not foresee any events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

Our share of the income tax payable or receivable in those states where we filed consolidated or combined returns with TMNA and its subsidiaries was not significant for both March 31, 2018 and 2017.  Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, Toyota Financial Savings Bank (“TFSB”), and Toyota Financial Services Securities USA Corporation, was not significant for both March 31, 2018 and 2017.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.  Unrecognized tax benefits were not significant as of March 31, 2018, 2017 and 2016. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2018, 2017, and 2016, accrued interest was not significant and no penalties were accrued.

Tax-related Contingencies

As of March 31, 2018, we remained under IRS examination for fiscal 2018 and fiscal 2017. The IRS examination for fiscal 2016 was concluded in the second quarter of fiscal 2018 and the IRS examination for fiscal 2017 was concluded in the first quarter of fiscal 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2018	2017
Commitments:
Credit facilities commitments with dealers	$1,286	$1,199
Minimum lease commitments	162	59
Total commitments	1,448	1,258
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,548	$1,358

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

In July 2017, we entered into a 15-year lease agreement, which expires in August 2032, with TMNA for our new headquarters facility in Plano, Texas.  Total rental expense, including payments to affiliates, was $30 million, $27 million, and $25 million for fiscal 2018, 2017, and 2016, respectively.  Minimum lease commitments in the table above include $105 million and $10 million for facilities leases with affiliates at March 31, 2018 and 2017, respectively.  At March 31, 2018, minimum future commitments under lease agreements to which we are a lessee, including those with affiliates, are as follows:

Future minimum
Years ending March 31,	lease payments
2019	$24
2020	21
2021	17
2022	18
2023	12
Thereafter	70
Total	$162

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Commitments and Contingencies (Continued)

In fiscal 2018, we completed the move of our corporate headquarters from Torrance, California to Plano, Texas as part of TMC’s consolidation of its three North American headquarters for manufacturing, sales and marketing, and finance operations to a single new headquarters facility.   Total relocation costs for employees and other relocation expenses were estimated to be approximately $114 million and have been expensed as incurred.  To date, the Company has incurred $105 million in relocation expenses.  The relocation costs incurred during the years ended March 31, 2018, 2017 and 2016 were $43 million, $43 million and $15 million, respectively.  We did not incur lease termination costs as a result of our relocation.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2018 and 2017.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2018, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2018 and 2017, no amounts have been recorded under these indemnification provisions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Commitments and Contingencies (Continued)

Litigation and Governmental Proceedings

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  On January 28, 2015, we received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending), and on April 6, 2016, we received a request for documents and information pursuant to a civil investigative demand from the Commonwealth of Massachusetts Office of the Attorney General relating to our financing of guaranteed auto protection insurance products in Massachusetts on retail contracts.  We provided the requested documents and information, but have not had further communication with either agency regarding their respective reviews.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Years Ended March 31,
	2018	2017	2016
Total financing revenues:
Manufacturers’ subvention and other revenues	$1,602	$1,374	$1,315

Interest expense:
Credit support fees incurred	$94	$92	$91
Interest and other expenses	$1	$3	$4

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$182	$149	$132

Investment and other income, net:
Gain on sale of commercial finance business	$-	$-	$197
Interest and other income	$13	$9	$8

Expenses:
Operating and administrative	$80	$73	$81
Insurance losses and loss adjustment expenses[1]	$(3)	$-	$-
[1]	Amount includes the transfer of insurance losses and loss adjustment expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions (Continued)

	March 31,	March 31,
	2018	2017
Assets:
Cash and cash equivalents
Commercial paper	$255	$-

Investments in marketable securities
Commercial paper	$52	$-

Finance receivables, net
Accounts receivable	$191	$138
Deferred retail subvention income	$(1,279)	$(967)

Investments in operating leases, net
Investments in operating leases, net	$6	$4
Deferred lease subvention income	$(1,682)	$(1,174)

Other assets
Notes receivable	$68	$823
Other receivables, net	$310	$202

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$328	$332
Other payables, net	$74	$74
Notes payable	$18	$13

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of March 31, 2018 and 2017, the subvention receivable from TMNA was $279 million and $165 million, respectively.  The subvention receivable is recorded in Other receivables, net in Other assets as of March 31, 2018 and 2017.  We have a master netting agreement with TMNA, which allows us to net settle payments for shared services and subvention transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions (Continued)

Financing Support Arrangements with Affiliates

TMCC is party to a credit support agreement with TFSC (the “TMCC Credit Support Agreement”).  The TMCC Credit Support Agreement requires TFSC to maintain certain ownership, net worth maintenance, and debt service provisions with respect to TMCC, but is not a guarantee by TFSC of any securities or obligations of TMCC.  In conjunction with this credit support agreement, TMCC has agreed to pay TFSC a semi-annual fee based on a fixed rate applied to the weighted average outstanding amount of securities entitled to credit support.

TCPR is the beneficiary of a credit support agreement with TFSC containing provisions similar to the TMCC Credit Support Agreement described above.

In addition, TMCC receives support from and provides financing support to TFSC and other affiliates in the form of promissory notes, conduit finance agreements and various loan and credit facility agreements.  As of March 31, 2018, total financing support available from affiliates totaled approximately $3.6 billion and total financing support available to affiliates totaled approximately $5.6 billion.  The amounts outstanding under these agreements are recorded in Other assets and Other liabilities in our Consolidated Balance Sheets at March 31, 2018 and 2017.

Other Financing Support Provided to Affiliates

•

TMCC provides home loans to certain employees.  In addition, we also provide home equity advances through a relocation provider to certain employees relocating to Texas.  TMCC executive officers and directors are not eligible for the home loan or home equity advance programs.

•

TMCC provides wholesale financing, real estate and working capital loans to certain dealerships that were consolidated with another affiliate under the accounting guidance for variable interest entities.  TMCC also pays these dealers origination fees.  These costs represent direct costs incurred in connection with the acquisition of retail and lease contracts, including subvention and other cash incentive programs.

•

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies.

•

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines. At March 31, 2018 and 2017, we had $30 million and $33 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Related Party Transactions (Continued)

Operational Support Arrangements with Affiliates

•	TMCC and TCPR provide various wholesale financing to dealers, which result in our having payables to TMNA and Toyota de Puerto Rico Corp (“TDPR”).
•

TMCC is party to a lease agreement with TMNA for our new headquarters facility in Plano, Texas, expiring in 2032 and our Customer Service Center located in Cedar Rapids, Iowa, expiring in 2019.  TMCC was party to a lease agreement with TMNA for our former headquarters location in the TMS headquarters complex in Torrance, California, that was terminated in the third quarter of fiscal 2018.  The lease commitments are described in Note 14 – Commitments and Contingencies.

•

Subvention receivable represents amounts due from TMNA and other affiliates in support of retail and lease subvention and other cash incentive programs offered by TMCC.  Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention and other revenues primarily represent the earned portion of such amounts.

•	Leases represent the investment in operating leases of vehicles leased to affiliates.
•

TMCC is a participating employer in certain retirement, postretirement health care and life insurance benefits sponsored by TMNA.  Refer to Note 12 – Pension and Other Benefit Plans for additional information.  TMCC also participates in share-based compensation plans sponsored by TMC.

•

TMCC is party to agreements with TMNA and other affiliates relating to the team member vehicle benefit program, which allows team members to lease Toyota and Lexus vehicles on terms exclusive to the benefit program. TMNA serves as the chief administrator of the program.  TMCC acquires and services team member leases entered into after the third quarter of fiscal 2018.  A portion of the vehicles used for the team member vehicle benefit program are acquired from TMNA.  TMCC receives a per vehicle contribution from participating affiliates to assist with the costs of its contribution to the benefit program, and TMCC pays a per vehicle participation fee to TMNA to participate in the benefit program.

•

Affiliate insurance premiums and contract revenues primarily represent revenues from TMIS for administrative services and various types of coverage provided to TMNA and affiliates.  This includes contractual indemnity coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles and related administrative services for TMNA’s certified pre-owned vehicle program and umbrella liability policy.  TMIS provides umbrella liability insurance to TMNA and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.  Up until April 30, 2016, TMIS also provided property deductible reimbursement insurance to TMNA and affiliates covering losses incurred under their primary policy.

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

Financial information for our reportable operating segments is summarized as follows:

	Year ended March 31, 2018
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$10,717	$-	$-	$10,717
Depreciation on operating leases	7,041	-	-	7,041
Interest expense	1,863	-	(12)	1,851
Net financing revenues	1,813	-	12	1,825

Insurance earned premiums and contract revenues	-	882	-	882
Investment and other income, net	140	88	(12)	216
Realized gains, net on investments in marketable securities	-	41	-	41
Net financing and other revenues	1,953	1,011	-	2,964

Expenses:
Provision for credit losses	401	-	-	401
Operating and administrative expenses	1,028	329	-	1,357
Insurance losses and loss adjustment expenses	-	425	-	425
Total expenses	1,429	754	-	2,183

Income before income taxes	524	257	-	781
(Benefit) provision for income taxes	(2,654)	25	-	(2,629)

Net income	$3,178	$232	$-	$3,410

Total assets	$116,942	$4,691	$(1,087)	$120,546

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 16 – Segment Information (Continued)

	Year ended March 31, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$10,046	$-	$-	$10,046
Depreciation on operating leases	6,853	-	-	6,853
Interest expense	1,759	-	(5)	1,754
Net financing revenues	1,434	-	5	1,439

Insurance earned premiums and contract revenues	-	804	-	804
Investment and other income, net	96	79	(5)	170
Realized gains (losses), net on investments in marketable securities	241	(15)	-	226
Net financing and other revenues	1,771	868	-	2,639

Expenses:
Provision for credit losses	582	-	-	582
Operating and administrative expenses	979	298	-	1,277
Insurance losses and loss adjustment expenses	-	371	-	371
Total expenses	1,561	669	-	2,230

Income before income taxes	210	199	-	409
Provision for income taxes	67	75	-	142

Net income	$143	$124	$-	$267

Total assets	$116,242	$4,476	$(1,083)	$119,635

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 16 – Segment Information (Continued)

	Year ended March 31, 2016
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$9,403	$-	$-	$9,403
Depreciation on operating leases	5,914	-	-	5,914
Interest expense	1,137	-	-	1,137
Net financing revenues	2,352	-	-	2,352

Insurance earned premiums and contract revenues	-	719	-	719
Gain on sale of commercial finance business	197	-	-	197
Investment and other income, net	59	99	-	158
Realized gains (losses), net on investments in marketable securities	40	(34)	-	6
Net financing and other revenues	2,648	784	-	3,432

Expenses:
Provision for credit losses	441	-	-	441
Operating and administrative expenses	909	252	-	1,161
Insurance losses and loss adjustment expenses	-	318	-	318
Total Expenses	1,350	570	-	1,920

Income before income taxes	1,298	214	-	1,512
Provision for income taxes	501	79	-	580

Net income	$797	$135	$-	$932

Total assets	$111,496	$4,161	$(1,065)	$114,592

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 17 – Selected Quarterly Financial Data

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended March 31, 2018:
Financing revenues:
Operating lease	$1,981	$2,016	$2,068	$2,102
Retail	474	490	498	512
Dealer	143	141	140	152
Total financing revenues	2,598	2,647	2,706	2,766
Depreciation on operating leases	1,681	1,719	1,778	1,863
Interest expense	448	452	428	523
Net financing revenues	469	476	500	380

Insurance earned premiums and contract revenues	216	221	220	225
Investment and other income, net	47	55	63	51
Realized gains (losses), net on investments in marketable securities	41	1	3	(4)
Net financing revenues and other revenues	773	753	786	652

Expenses:
Provision for credit losses	85	127	108	81
Operating and administrative	313	337	323	384
Insurance losses and loss adjustment expenses	114	102	100	109
Total expenses	512	566	531	574

Income before income taxes	261	187	255	78
Provision (benefit) for income taxes	96	70	(2,821)	26
Net income	$165	$117	$3,076	$52

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act.  Based on this evaluation, our CEO and CAO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Management conducted, under the supervision of our CEO and CAO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of May 1, 2018.

Name	Age	Position
Michael Groff	63	Director, President and Chief Executive Officer, TMCC; Regional Chief Executive Officer, Americas, TFSIC

Toshiaki Kawai	56	Director and Treasurer, TMCC; Officer, Executive Office and Treasurer, TFSIC

Ron Chu	60	Group Vice President and Chief Accounting Officer, TMCC; Officer, Tax, TFSIC

Akihiro Fukutome	55	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Managing Officer and Chief Officer, Sales Finance Business Group, TMC

James E. Lentz III	62	Director, TMCC; Director, President and Chief Operating Officer, TMNA; Senior Managing Officer, TMC

Mark Templin	57	Director and Chairman, TMCC; Director, President and Chief Operating Officer, TFSIC; Director and Group Chief Operating Officer, TFSC;
Robert Carter	58	Director, TMCC; Director and President, TMS; Executive Vice President-Sales, TMNA; Executive General Manager, TMC

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

Mr. Kawai was named Director and Treasurer of TMCC in January 2014.  He also previously held the position of Executive Vice President of TMCC from January 2014 to July 2016.  Mr. Kawai was named Officer, Executive Office of TFSIC in November 2017 and has served as Treasurer of TFSIC since January 2017.   He previously held the following positions at TFSIC: Officer, Management Office, from January 2017 to November 2017, Chief Officer, Management Office, from July 2016 to January 2017, and Chief Financial Officer from April 2016 to January 2017, Executive Vice President from January 2014 to July 2016, and Director and Treasurer from January 2014 to April 2016.  From January 2013 to December 2013, Mr. Kawai served as Senior Vice President, Corporate Planning Group, Planning and Accounting Team of TFSC and, from January 2013 to June 2013, he also served as Senior Vice President, General Administration Group of TFSC. From January 2008 to December 2012, Mr. Kawai served as Group Vice President of TFSC and, from February 2002 to December 2007, he served as Vice President of TFSC.  Mr. Kawai first joined TMC in 1998.

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

Mr. Fukutome was named Director of TMCC in April 2018. He joined TMC in January 2018 as Managing Officer and Chief Officer, Sales Finance Business Group.  In January 2018, Mr. Fukutome was also named Chairman and Chief Executive Officer of TFSIC, and Director, President and Chief Executive Officer of TFSC. Prior to joining TMC, Mr. Fukutome held the positions of Managing Executive Officer, Nagoya Corporate Banking Division and Head of Nagoya Middle Market Banking Division of Sumitomo Mitsui Banking Corporation (“SMBC”) from April 2015 to December 2017. Prior to this, he held the following positions at SMBC:  Executive Officer and General Manager of the Tokyo Corporate Banking Department VI from April 2014 to April 2015; General Manager of the Tokyo Corporate Banking Department VI from April 2013 to April 2014; General Manager, Treasury Department from April 2012 to April 2013 and General Manager, President & Chief Executive Officer, of Sumitomo Mitsui Banking Corporation of Canada from April 2010 to April 2012. Mr. Fukutome first joined SMBC in 1985.

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

Mr. Templin was named Director and Chairman of TMCC in May 2016.  He was also named Director, President and Chief Operating Officer of TFSIC in April 2016.  Mr. Templin has also served as a Director of TFSC since April 2016 and was named Group Chief Operating Officer of TFSC in September 2017.  From April 2016 to September 2017, he served as Chief Marketing Officer of TFSC. From April 2013 to December 2017, Mr. Templin also served as Managing Officer of TMC, and from April 2016 to December 2017 he served as Deputy Chief Officer of TMC’s Sales Finance Business Group.  From April 2013 to April 2016, Mr. Templin served as Executive Vice President of TMC’s Lexus International Company, and from April 2012 to March 2013, Mr. Templin also served as General Manager of TMC’s Lexus Planning Division.  From October 2007 to March 2013, he served as Group Vice President and General Manager of TMS’s Lexus Division.  Mr. Templin first joined TMS in January 1990.

Mr. Carter was named Director of TMCC in June 2017.  He was also named Executive General Manager of TMC, Executive Vice President-Sales of TMNA and President and Director of TMS in April 2017.  Prior to this, he held the following positions at TMS:  Senior Vice President of Automotive Operations from July 2012 to March 2017, Group Vice President and General Manager of Toyota Division from April 2007 to July 2012 and Group Vice President and General Manager of Lexus Division from April 2005 to April 2007.  Mr. Carter first joined TMS in November 1981.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2018	2017
Audit fees	$10,181	$9,714
Audit related fees	450	64
Tax fees	416	549
All other fees	79	413
Total fees	$11,126	$10,740

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

Auditor Fees Pre-approval Policy

The Audit Committee charter requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2018 and 2017 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 67 through 134.

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

(b)Exhibits

See Exhibit Index on page 141.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2(a)	Amended and Restated Agency Agreement, dated September 8, 2017, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch.	(7)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, Commission File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K/A dated September 8, 2017, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(b)	Amended and Restated Note Agency Agreement dated September 8, 2017, among Toyota Motor Credit Corporation, The Bank of New York Mellon S.A./NV, Luxembourg branch, and The Bank of New York Mellon, acting through its London branch	(8)

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(9)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(10)

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

10.1

364 Day Credit Agreement, dated as of November 13, 2017, among TMCC, Toyota Motor Finance (NETHERLANDS) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit De Puerto Rico Corp. (“TCPR”), Toyota Credit Canada Inc. (“TCCI”), Toyota Kreditbank GMBH (“TKG”), and Toyota Finance Australia Limited (“TFA”), as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp. (“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), JPMorgan Chase Bank, N.A. (“JPMorgan”), Merrill Lynch, Pierce, Fenner & Smith Incorporated ( “MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, LTD., a member of MUFG, a global financial group (“MUFG”), as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”), JPMorgan and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, JPMorgan and MUFG, as Syndication Agents.

		(11)

(8)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K/A dated September 8, 2017, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated November 13, 2017, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.2	Three Year Credit Agreement, dated as of November 13, 2017, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, JPMorgan, MLPFS, and MUFG, as Joint Lead Arrangers and Joint Book Managers, Citibank, JPMorgan and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, JPMorgan and MUFG, as Syndication Agents.	(12)

10.3	Five Year Credit Agreement, dated as of November 13, 2017, among TMCC, TMFNL, TFS(UK), TLG, TCPR, TCCI, TKG and TFA, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, JPMorgan, MLPFS, and MUFG, as Joint Lead Arrangers and Joint Book Managers, Citibank, JPMorgan and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, JPMorgan and MUFG, as Syndication Agents.	(13)

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC.	(14)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC.	(15)

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS.	(16)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC.	(17)

(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated November 13, 2017, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated November 13, 2017, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.9 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.11 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.13(a) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC.	(18)

10.8(c)	Amendment No. 2 dated as of September 7, 2012 to the Credit Support Fee Agreement dated as of March 30, 2001, as amended on June 17, 2005.	(19)

10.9	Form of Indemnification Agreement between TMCC and its directors and officers (P).	(20)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief accounting Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith

(18)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 1-9961.
(19)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K date September 7, 2012, Commission File No. 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 4, 2018	By /s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Groff Michael Groff	Director, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	June 4, 2018

/s/ Toshiaki Kawai Toshiaki Kawai	Director and Treasurer	June 4, 2018

/s/ Ron Chu Ron Chu	Group Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 4, 2018

____________ Akihiro Fukutome	Director	June 4, 2018

/s/ James E. Lentz III James E. Lentz III	Director	June 4, 2018

/s/ Mark Templin Mark Templin	Director and Chairman	June 4, 2018

____________ Robert Carter	Director	June 4, 2018