Form 10-Q
period 2018-06-30
TOYOTA MOTOR CREDIT CORP
filed 2018-08-07
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Financing revenues:
Operating lease	$2,126	$1,981
Retail	535	474
Dealer	175	143
Total financing revenues	2,836	2,598
Depreciation on operating leases	1,766	1,681
Interest expense	682	448
Net financing revenues	388	469

Insurance earned premiums and contract revenues	224	216
Investment and other income, net	40	88
Net financing revenues and other revenues	652	773

Expenses:
Provision for credit losses	89	85
Operating and administrative	324	313
Insurance losses and loss adjustment expenses	125	114
Total expenses	538	512

Income before income taxes	114	261
Provision for income taxes	22	96

Net income	$92	$165

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)
(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Net income	$92	$165
Other comprehensive loss, net of tax:
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax provision of $0 and ($10), respectively]	(4)	17
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0 and $16, respectively]	-	(25)
Other comprehensive loss	(4)	(8)
Comprehensive income	$88	$157

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)
(Unaudited)

	June 30,	March 31,
	2018	2018
ASSETS
Cash and cash equivalents	$5,581	$3,540
Restricted cash and cash equivalents	1,048	1,219
Investments in marketable securities	5,603	5,829
Finance receivables, net	70,466	69,647
Investments in operating leases, net	38,748	38,697
Other assets	1,617	1,614
Total assets	$123,063	$120,546

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$100,589	$98,353
Deferred income taxes	5,310	5,326
Other liabilities	4,306	3,987
Total liabilities	110,205	107,666

Commitments and contingencies (Refer to Note 12)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2018 and March 31, 2018	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(21)	(29)
Retained earnings	11,962	11,992
Total shareholder's equity	12,858	12,880
Total liabilities and shareholder's equity	$123,063	$120,546

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 10).

	June 30,	March 31,
	2018	2018
ASSETS
Finance receivables, net	$11,573	$11,927
Investments in operating leases, net	7,713	5,706
Other assets	126	125
Total assets	$19,412	$17,758

LIABILITIES
Debt	$14,556	$13,638
Other liabilities	10	10
Total liabilities	$14,566	$13,648

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Net income	-	-	-	165	165
Other comprehensive loss, net of tax	-	-	(8)	-	(8)
Balance at June 30, 2017	$915	$2	$17	$8,747	$9,681

Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Cumulative-effect of change in accounting policy	-	-	12	(122)	(110)
Net income	-	-	-	92	92
Other comprehensive loss, net of tax	-	-	(4)	-	(4)
Balance at June 30, 2018	$915	$2	$(21)	$11,962	$12,858

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$92	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,784	1,696
Recognition of deferred income	(572)	(469)
Provision for credit losses	89	85
Amortization of deferred costs	155	155
Foreign currency and other adjustments to the carrying value of debt, net	(611)	708
Net losses (gains) from investments in marketable securities	25	(41)
Net change in:
Derivative assets	(21)	(10)
Other assets and accrued interest	(68)	(81)
Deferred income taxes	20	197
Derivative liabilities	(2)	(32)
Other liabilities	84	27
Net cash provided by operating activities	975	2,400

Cash flows from investing activities:
Purchase of investments in marketable securities	(673)	(3,633)
Proceeds from sales of investments in marketable securities	7	1,192
Proceeds from maturities of investments in marketable securities	862	1,478
Acquisition of finance receivables	(6,305)	(5,998)
Collection of finance receivables	6,117	6,024
Net change in wholesale and certain working capital receivables	(508)	(327)
Acquisition of investments in operating leases	(4,312)	(4,211)
Disposals of investments in operating leases	2,852	2,479
Net change in financing support provided to affiliates	11	4
Other, net	(9)	(9)
Net cash used in investing activities	(1,958)	(3,001)

Cash flows from financing activities:
Proceeds from issuance of debt	7,991	5,844
Payments on debt	(5,067)	(5,886)
Net change in commercial paper	(77)	(121)
Net change in financing support provided by affiliates	6	11
Net cash provided by (used in) financing activities	2,853	(152)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,870	(753)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	4,759	5,285
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$6,629	$4,532
Supplemental disclosures:
Interest paid, net	$516	$444
Income taxes paid, net	$1	$3

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three months ended June 30, 2018 and 2017 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2018 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2019 (“fiscal 2019”).

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2018 (“fiscal 2018”), which was filed with the Securities and Exchange Commission on June 4, 2018.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Certain prior period amounts have been reclassified to conform to current period presentation.  Related party transactions are disclosed in Note 14 – Related Party Transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Recently Adopted Accounting Guidance

On April 1, 2018, we adopted the following new accounting standards:

Revenue Recognition

We adopted new guidance related to the recognition of revenue from contracts with customers (“revenue recognition guidance”). We utilized the modified retrospective approach and applied it to active agreements at the time of adoption. As such, the comparative information in this Form 10-Q has not been restated and continues to be reported under the accounting standards in effect for those periods. The majority of our total consolidated revenues are outside the scope of the standard; however, the majority of revenue reported by our Insurance operations segment falls within the scope of the revenue recognition guidance. Upon adoption, fees collected for administering certain vehicle and payment protection products are now recognized using the same measure as the related product revenue and certain dealer incentives are now capitalized and amortized over the contract term instead of expensed as incurred.

While the adoption of the revenue recognition guidance has changed the timing of recognition of certain revenues and expenses, the total revenue and expense recognized over the contract term will not change as a result of adopting the standard. We do not expect the adoption to be significant to our net income on an ongoing basis.

The cumulative effect of the changes made to our consolidated balance sheet as of April 1, 2018 for the adoption of the revenue recognition guidance was as follows:

	March 31,	Adjustments related	April 1,
	2018	to adoption	2018
Assets:
Other assets	$1,614	$73	$1,687

Liabilities and shareholder's equity:
Deferred income taxes	$5,326	$(36)	$5,290
Other liabilities	3,987	219	4,206
Retained earnings	11,992	(110)	11,882

The impact on our consolidated statement of income for the adoption of the revenue recognition guidance was as follows:

	Three Months Ended June 30, 2018
		Effect of	Balances without
	As reported	adoption	adoption
Insurance earned premiums and contract revenues	$224	$4	$228
Provision for income taxes	22	1	23
Net income	92	3	95
Comprehensive income	88	3	91

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

The impact on our consolidated balance sheet for the adoption of revenue recognition guidance was as follows:

	June 30, 2018
		Effect of	Balances without
	As reported	adoption	adoption
Assets:
Other assets	$1,617	$(73)	$1,544

Liabilities and shareholder's equity:
Deferred income taxes	$5,310	$37	$5,347
Other liabilities	4,306	(223)	4,083
Retained earnings	11,962	113	12,075

In connection with the adoption of revenue recognition guidance, we have updated our accounting policies as follows:

Revenue Recognition

Insurance Contract Revenues

The Insurance operations segment offers vehicle and payment protection products on Toyota, Lexus and other domestic and import vehicles that are sold by dealers along with the sale of a vehicle.

We receive the contractually determined dealer cost at the inception of the contract.  Revenue is then deferred and recognized over the term of the contract according to earnings factors established by management that are based upon historical loss experience.  Contracts sold range in term from 3 to 120 months and are typically cancellable at any time. The effect of subsequent cancellations is recorded as an offset to unearned contract revenues in Other liabilities on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Recognition and Measurement

We adopted new guidance addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments that requires entities to measure equity investments at fair value and recognize any changes in fair value in net income.  On April 1, 2018 we recognized the cumulative effect of adoption by recording a reduction to our opening retained earnings of approximately $12 million, net of income taxes.

In connection with the adoption of the new recognition and measurement guidance, we have updated our accounting policies as follows:

Investments in Marketable Securities

Available-for-Sale (“AFS”) Debt Securities

Debt securities designated as available-for-sale are recorded at fair value using quoted market prices where available with unrealized gains or losses included in accumulated other comprehensive income (“AOCI”), net of applicable taxes.  Realized gains and losses are determined using the specific identification method and are included in Investment and other income, net within our Consolidated Statements of Income.

Equity Investments

Beginning on April 1, 2018, equity investments are recorded at fair value using quoted market prices where available, with changes in fair value included in Investment and other income, net within our Consolidated Statements of Income. Realized gains and losses from sales are determined using the first in first out method.

Other Recently Adopted Standards

We adopted new guidance intended to reduce diversity in practice in the classification of certain cash receipts and cash payments in the statement of cash flows. The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.

We adopted new guidance clarifying how restricted cash and cash equivalents should be classified and presented on the statement of cash flows. This guidance was intended to reduce diversity in practice in the classification of restricted cash and cash equivalents on the statement of cash flows.  Effective April 1, 2018, we no longer report the change in restricted cash and cash equivalents in the operating and investing sections in our Consolidated Statements of Cash Flows.  Restricted cash and cash equivalents are now included in the beginning and end of the period cash and cash equivalents on the Consolidated Statements of Cash Flows. These changes have been applied using a retrospective transition method to each period presented.

We early adopted new guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cut and Jobs Act of 2017 (“TCJA”).  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Accounting Guidance Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard.  The FASB also subsequently issued guidance amending and clarifying various aspects of the new leases guidance.  The new leasing standard represents a wholesale change to lease accounting for lessees and requires additional disclosures regarding leasing arrangements. This accounting guidance is effective for us on April 1, 2019.  Upon adoption, we expect to recognize lease liabilities and right-of-use assets (at their present value) in our Consolidated Balance Sheets related to predominantly all of the future minimum lease payments as disclosed in Note 12 – Commitments and Contingencies.  We are currently evaluating the other potential impacts of this guidance from both a lessee and lessor perspective on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued new guidance that introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  This accounting guidance is effective for us on April 1, 2020.  We expect this new guidance will result in an increase in our allowance for credit losses with a cumulative-effect adjustment to our opening retained earnings in the period of adoption.  The magnitude of the increase in our allowance for credit losses is under evaluation. We are currently evaluating the other potential impacts of this guidance on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date.  This accounting guidance is effective for us on April 1, 2019.  We are currently evaluating the potential impacts of this guidance on our consolidated financial statements and related disclosures.

In August 2017, the FASB issued new guidance that makes targeted improvements to accounting for hedging activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance provides new alternatives for applying hedge accounting and measuring the hedged item in fair value hedges of interest rate risk.  This accounting guidance is effective for us on April 1, 2019.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

	June 30, 2018
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$1,013	$825	$-	$-	$1,838
Certificates of deposit	-	3,500	-	-	3,500
Cash equivalents total	1,013	4,325	-	-	5,338
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	2,480	18	-	-	2,498
Municipal debt securities	-	10	-	-	10
Certificates of deposit	-	624	-	-	624
Corporate debt securities	15	182	-	-	197
Mortgage-backed securities:
U.S. government agency	-	36	-	-	36
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	23	-	23
Asset-backed securities	-	-	38	-	38
Available-for-sale debt securities total	2,495	870	63	-	3,428
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					657
Total return bond funds	1,518	-	-	-	1,518
Equity investments total	1,518	-	-	-	2,175
Investments in marketable securities total	4,013	870	63	-	5,603
Derivative assets:
Interest rate swaps	-	915	-	-	915
Foreign currency swaps	-	158	-	-	158
Counterparty netting and collateral	-	-	-	(991)	(991)
Derivative assets total	-	1,073	-	(991)	82
Assets at fair value	5,026	6,268	63	(991)	11,023
Derivative liabilities:
Interest rate swaps	-	(663)	(23)	-	(686)
Foreign currency swaps	-	(548)	-	-	(548)
Counterparty netting and collateral	-	-	-	1,230	1,230
Liabilities at fair value	-	(1,211)	(23)	1,230	(4)
Net assets at fair value	$5,026	$5,057	$40	$239	$11,019

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
Debt securities:
U.S. government and agency obligations	2,774	24	-	-	2,798
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	474	-	-	474
Commercial paper	-	52	-	-	52
Corporate debt securities	15	186	-	-	201
Mortgage-backed securities:
U.S. government agency	-	39	-	-	39
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	29	-	29
Asset-backed securities	-	-	39	-	39
Equity investments:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three months ended June 30, 2018 and 2017 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30, 2018
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2018	$31	$39	$70	$(21)	$49
Total gains (losses)
Included in net income	-	-	-	(8)	(8)
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	2	2	-	2
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	(6)	(3)	(9)	6	(3)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, June 30, 2018	$25	$38	$63	$(23)	$40
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$(8)	$(8)

	Three Months Ended June 30, 2017
									Total net
									assets
	Available-for-sale securities					Derivative instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
Total gains (losses)
Included in net income	-	-	-	-	-	13	7	20	20
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	5	11	16	-	-	-	16
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(1)	(7)	(8)	4	55	59	51
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	(2)	-	-	-	(2)	-	-	-	(2)
Fair value, June 30, 2017	$-	$8	$43	$35	$86	$12	$-	$12	$98
The amount of total gains (losses) included in net income attributable to assets held at the reporting date						$13	$-	$13	$13

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2018 and March 31, 2018.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three months ended June 30, 2018 and as of and for the year ended March 31, 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	June 30, 2018
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$52,752	$-	$-	$52,323	$52,323
Wholesale	10,800	-	-	10,847	10,847
Real estate	4,466	-	-	4,352	4,352
Working capital	2,249	-	-	2,266	2,266

Financial liabilities
Commercial paper	$27,250	$-	$27,250	$-	$27,250
Unsecured notes and loans payable	58,783	-	56,710	2,306	59,016
Secured notes and loans payable	14,556	-	-	14,514	14,514

	March 31, 2018
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$52,374	$-	$-	$52,081	$52,081
Wholesale	10,365	-	-	10,413	10,413
Real estate	4,492	-	-	4,409	4,409
Working capital	2,222	-	-	2,197	2,197

Financial liabilities
Commercial paper	$27,313	$-	$27,313	$-	$27,313
Unsecured notes and loans payable	57,402	-	55,441	2,341	57,782
Secured notes and loans payable	13,638	-	-	13,588	13,588

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $195 million and $189 million at June 30, 2018 and March 31, 2018, respectively.  Fair values of related party finance receivables, net would be classified as Level 3 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities

Investments in marketable securities consist of debt securities and equity investments.  We classify all of our debt securities as available-for-sale.  Prior to April 1, 2018, our equity investments were also considered available-for-sale.  However, upon the adoption of new accounting guidance, all equity investments are measured at fair value with changes in fair value recognized in net income.

Investments in marketable securities consisted of the following:

	June 30, 2018
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$2,520	$-	$(22)	$2,498
Municipal debt securities	9	1	-	10
Certificates of deposit	625	-	(1)	624
Corporate debt securities	202	1	(6)	197
Mortgage-backed securities:
U.S. government agency	37	-	(1)	36
Non-agency residential	1	1	-	2
Non-agency commercial	24	-	(1)	23
Asset-backed securities	38	-	-	38
Total available-for-sale debt securities	$3,456	$3	$(31)	$3,428
Equity investments				$2,175
Total investments in marketable securities				$5,603

	March 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations	$2,821	-	$(23)	$2,798
Municipal debt securities	10	1	-	11
Certificates of deposit	475	-	(1)	474
Commercial paper	52	-	-	52
Corporate debt securities	203	1	(3)	201
Mortgage-backed securities:
U.S. government agency	38	1	-	39
Non-agency residential	1	1	-	2
Non-agency commercial	30	-	(1)	29
Asset-backed securities	39	-	-	39
Equity investments	2,196	11	(23)	2,184
Total investments in marketable securities	$5,865	$15	$(51)	$5,829

A portion of our equity investments are investments in funds that are privately placed and managed by an open-end investment management company (the “Trust”).  If we elect to redeem shares, the Trust will normally redeem all shares for cash, but may, in unusual circumstances, redeem amounts exceeding the lesser of $250 thousand or 1 percent of the Trust’s asset value by payment in kind of securities held by the respective fund during any 90-day period.

We also invest in actively traded open-end mutual funds.  Redemptions are subject to normal terms and conditions as described in each fund’s prospectus.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of June 30, 2018.  Available-for-sale debt securities and equity investments in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of March 31, 2018.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2018	2017
Available-for-sale securities:
Realized gains on sales	$-	$41

Equity investments:
Unrealized losses recognized	$(25)

Prior to April 1, 2018, available-for-sale securities included debt securities and equity investments.  Upon adoption of the new accounting guidance, equity investments are measured at fair value with changes in fair value recognized in net income.

Contractual Maturities

The amortized cost, fair value, and contractual maturities of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2018
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within 1 year	$2,386	$2,376
Due after 1 year through 5 years	755	746
Due after 5 years through 10 years	142	137
Due after 10 years	73	70
Mortgage-backed and asset-backed securities[1]	100	99
Total	$3,456	$3,428

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2018	2018
Retail receivables	$42,047	$41,265
Securitized retail receivables	11,776	12,130
Dealer financing	17,860	17,420
	71,683	70,815

Deferred origination (fees) and costs, net	629	630
Deferred income	(1,383)	(1,335)
Allowance for credit losses
Retail and securitized retail receivables	(313)	(312)
Dealer financing	(150)	(151)
Total allowance for credit losses	(463)	(463)
Finance receivables, net	$70,466	$69,647

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	June 30,	March 31,
	2018	2018
Aging of finance receivables:
Current	$52,928	$52,559
30-59 days past due	642	613
60-89 days past due	186	158
90 days or greater past due	67	65
Total	$53,823	$53,395

	Wholesale		Real Estate		Working Capital
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2018	2018	2018	2018	2018	2018
Credit quality indicators:
Performing	$9,769	$9,451	$4,019	$4,070	$2,140	$2,118
Credit Watch	1,084	946	524	484	117	105
At Risk	106	75	45	29	52	33
Default	4	41	-	47	-	21
Total	$10,963	$10,513	$4,588	$4,630	$2,309	$2,277

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2018	2018	2018	2018	2018	2018

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$111	$107	$111	$107	$10	$14
Real estate	54	86	54	86	3	5
Working capital	52	55	52	55	49	51
Total	$217	$248	$217	$248	$62	$70

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$103	$83	$103	$83
Real estate	141	142	141	142
Working capital	21	22	21	22
Total	$265	$247	$265	$247

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$225	$222	$223	$220

Total impaired account balances:
Retail loan	$225	$222	$223	$220
Wholesale	214	190	214	190
Real estate	195	228	195	228
Working capital	73	77	73	77
Total	$707	$717	$705	$715

As of June 30, 2018 and March 31, 2018, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $208 million and $249 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of June 30, 2018 and March 31, 2018, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 6 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date:

	Three Months Ended June 30,
	2018	2017

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$109	$109
Real estate	70	94
Working capital	53	39
Total	$232	$242

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$93	$134
Real estate	141	100
Working capital	22	-
Total	$256	$234

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$224	$222

Total impaired account balances:
Retail loan	$224	$222
Wholesale	202	243
Real estate	211	194
Working capital	75	39
Total	$712	$698

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  Interest income on impaired finance receivables and interest income recognized using a cash-basis method of accounting during the three months ended June 30, 2018 and 2017 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2018 and 2017 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three months ended June 30, 2018 and 2017.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2018 and 2017, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three months ended June 30, 2018 and 2017, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2018	2018
Investments in operating leases	$40,462	$42,863
Securitized investments in operating leases	10,573	7,869
	51,035	50,732
Deferred origination (fees) and costs, net	(227)	(224)
Deferred income	(1,852)	(1,700)
Accumulated depreciation	(10,071)	(9,977)
Allowance for credit losses	(137)	(134)
Investments in operating leases, net	$38,748	$38,697

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended
	June 30,
	2018	2017
Allowance for credit losses at beginning of period	$597	$622
Provision for credit losses	89	85
Charge-offs, net of recoveries	(86)	(96)
Allowance for credit losses at end of period	$600	$611

Charge-offs are shown net of recoveries of $27 million and $23 million for the three months ended June 30, 2018 and 2017, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Three Months Ended June 30, 2018
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2018	$312	$151	$463
Charge-offs	(75)	-	(75)
Recoveries	14	-	14
Provision for credit losses	62	(1)	61
Ending balance, June 30, 2018	$313	$150	$463

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$62	$62
Ending balance: Collectively evaluated for impairment	$313	$88	$401

Finance Receivables:
Ending balance, June 30, 2018	$53,823	$17,860	$71,683
Ending balance: Individually evaluated for impairment	$-	$482	$482
Ending balance: Collectively evaluated for impairment	$53,823	$17,378	$71,201

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $225 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of June 30, 2018, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2018 includes $1,043 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $138 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

	Three Months Ended June 30, 2017
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2017	$344	$123	$467
Charge-offs	(79)	-	(79)
Recoveries	13	-	13
Provision for credit losses	44	8	52
Ending balance, June 30, 2017	$322	$131	$453

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$47	$47
Ending balance: Collectively evaluated for impairment	$322	$84	$406

Finance Receivables:
Ending balance, June 30, 2017	$51,375	$18,275	$69,650
Ending balance: Individually evaluated for impairment	$-	$494	$494
Ending balance: Collectively evaluated for impairment	$51,375	$17,781	$69,156

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $225 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of June 30, 2017, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2017 includes $1,056 million in finance receivables that are guaranteed by TMNA, and $173 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	June 30,	March 31,
	2018	2018
Aggregate balances 60 or more days past due
Finance receivables	$253	$223
Investments in operating leases	108	106
Total	$361	$329

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	June 30, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$642	$186	$67	$895	$52,928	$53,823	$49
Wholesale	-	-	-	-	10,963	10,963	-
Real estate	-	-	-	-	4,588	4,588	-
Working capital	-	-	-	-	2,309	2,309	-
Total	$642	$186	$67	$895	$70,788	$71,683	$49

	March 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$613	$158	$65	$836	$52,559	$53,395	$46
Wholesale	-	-	-	-	10,513	10,513	-
Real estate	-	-	-	-	4,630	4,630	-
Working capital	-	-	-	-	2,277	2,277	-
Total	$613	$158	$65	$836	$69,979	$70,815	$46

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

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  We have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2018, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	June 30, 2018
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$67,920	$915	$67,920	$915
Interest rate floors	-	-	847	-	847	-
Foreign currency swaps	26	5	3,742	153	3,768	158
Total	$26	$5	$72,509	$1,068	$72,535	$1,073

Counterparty netting and collateral held						(991)
Carrying value of derivative contracts – Other assets						$82

Other liabilities:
Interest rate swaps	$-	$-	$47,220	$686	$47,220	$686
Foreign currency swaps	93	3	9,369	545	9,462	548
Total	$93	$3	$56,589	$1,231	$56,682	$1,234

Counterparty netting and collateral posted						(1,230)
Carrying value of derivative contracts – Other liabilities						$4

As of June 30, 2018, we held collateral of $438 million, which offset derivative assets and we posted collateral of $677 million, which offset derivative liabilities.  In addition, there was $553 million in counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $2 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets.  We posted excess collateral of $71 million which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

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

As of March 31, 2018, we held collateral of $737 million, which offset derivative assets and we posted collateral of $262 million, which offset derivative liabilities.  In addition, there was $560 million in counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $11 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets.  We posted excess collateral of $3 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2018	2017
Interest expense on debt	$601	$467
Interest income on derivatives	(25)	(16)
Interest expense on debt and derivatives, net	576	451

(Gain) loss on non-hedge accounting debt denominated in foreign currencies	(646)	650
Loss (gain) on non-hedge accounting foreign currency swaps	683	(650)
Loss (gain) on U.S. dollar non-hedge accounting interest rate swaps	69	(3)
Total interest expense	$682	$448

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses on hedge accounting derivatives and debt denominated in foreign currencies exclude net interest settlements and changes in accruals.  Ineffectiveness related to hedge accounting derivatives was not significant for the three months ended June 30, 2018 and 2017.  Cash flows associated with hedge accounting, non-hedge accounting, and de-designated derivatives are reported in Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the three months ended June 30, 2018 and 2017 as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	June 30,	March 31,
	2018	2018
Other assets:
Notes receivable from affiliates	$56	$68
Used vehicles held for sale	420	366
Derivative assets	82	61
Other assets	1,059	1,119
Total other assets	$1,617	$1,614

Other liabilities:
Unearned insurance premiums and contract revenues	$2,522	$2,271
Accounts payable and accrued expenses	1,113	1,054
Deferred income	477	468
Income taxes payable	3	2
Derivative liabilities	4	6
Other liabilities	187	186
Total other liabilities	$4,306	$3,987

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	June 30,	March 31,	June 30,	March 31,
	2018	2018	2018	2018
Commercial paper	$27,250	$27,313	2.18%	1.80%
Unsecured notes and loans payable	58,783	57,402	2.34%	2.18%
Secured notes and loans payable	14,556	13,638	2.22%	1.95%
Total debt	$100,589	$98,353	2.28%	2.04%

The carrying value of our debt includes unamortized premiums, discounts and debt issuance costs of $360 million and $353 million as of June 30, 2018 and March 31, 2018, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $27.3 billion, $59.0 billion, and $14.6 billion, respectively, as of June 30, 2018, and $27.4 billion, $57.6 billion and $13.7 billion, respectively, as of March 31, 2018.

As of June 30, 2018, our commercial paper had a weighted average remaining maturity of 75 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2049.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0.0 percent to 5.0 percent at both June 30, 2018 and March 31, 2018.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  At June 30, 2018 and March 31, 2018, the carrying values of these foreign currency denominated unsecured notes and loans payable were $12.7 billion and $13.3 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 1.1 percent to 3.1 percent at June 30, 2018 and 1.1 percent to 2.5 percent at March 31, 2018.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	June 30, 2018
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$662	$11,776	$11,573	$5	$9,631	$8
Investments in operating leases	366	10,573	7,713	121	4,925	2
Total	$1,028	$22,349	$19,286	$126	$14,556	$10

	March 31, 2018
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$729	$12,130	$11,927	$7	$9,958	$7
Investments in operating leases	297	7,869	5,706	118	3,680	3
Total	$1,026	$19,999	$17,633	$125	$13,638	$10

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,461 million and $1,520 million of securities retained by TMCC at June 30, 2018 and March 31, 2018, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018 and revenues earned from these dealers during the three months ended June 30, 2018 and 2017 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of June 30, 2018 and March 31, 2018 and revenues earned under these relationships during the three months ended June 30, 2018 and 2017 were not significant.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2018 and March 31, 2018.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2018, TMCC had committed bank credit facilities totaling $5.6 billion of which $2.1 billion, $825 million, $2.2 billion, and $475 million mature in fiscal 2019, 2020, 2021, and 2022, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2018 and March 31, 2018. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2018	2018
Commitments:
Credit facilities commitments with dealers	$1,329	$1,286
Minimum lease commitments	158	162
Total commitments	1,487	1,448
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,587	$1,548

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in August 2032, with TMNA for our headquarters facility in Plano, Texas.  Minimum lease commitments in the table above include $103 million and $105 million for facilities leases with affiliates at June 30, 2018 and March 31, 2018, respectively.  At June 30, 2018, minimum future commitments under lease agreements to which we are a lessee, including those with affiliates, are as follows:

Future minimum
Years ending March 31,	lease payments
2019	$18
2020	21
2021	17
2022	19
2023	13
Thereafter	70
Total	$158

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2018 and March 31, 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events, which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2018, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2018 and March 31, 2018, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 19 percent for the three months ended June 30, 2018 compared to 37 percent for the same period in fiscal 2018.  Our provision for income taxes was $22 million for the first quarter of fiscal 2019, compared to $96 million for the same period in fiscal 2018.  The decreases in the effective tax rate and the provision for income taxes for the first quarter of fiscal 2019 compared to the same period in fiscal 2018 were due to the reduction of the federal statutory income tax rate by the TCJA from 35 percent to 21 percent, the decrease in our income before taxes and the adjustment to the deemed repatriation tax as described below.

Our assessment of the impact of the TCJA is substantially complete, and is reflected in our financial statements as of June 30, 2018 and for the three months then ended. During the first quarter of fiscal 2019, we recorded an adjustment resulting in a tax benefit of $10 million related to the provisional deemed repatriation tax previously recorded in fiscal 2018.  This adjustment is a result of new information which became available during the first quarter of fiscal 2019.  Upon completion of our fiscal 2018 income tax return, we may identify additional revaluation adjustments to our recorded deferred tax liabilities, including the deemed repatriation tax. The issuance of future administrative guidance may further clarify the interpretation of the new law and require adjustments to the provisional amount we recorded for the deemed repatriation tax. Any adjustment required to this provisional amount is not expected to be material.

Tax-related Contingencies

As of June 30, 2018, we remain under IRS examination for fiscal 2018 and 2019.  The IRS examination for fiscal 2017 was concluded in the first quarter of fiscal 2019.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended June 30, 2018, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.9 billion and $1.6 billion at June 30, 2018 and March 31, 2018, and were primarily due to the deferred deduction of allowance for credit and residual value losses and federal tax loss carryforward which has no expiration.  The total deferred tax liability, net of these deferred tax assets, was $5.3 billion at both June 30, 2018 and March 31, 2018.  Realization with respect to the federal tax loss carryforward is dependent on generating sufficient income.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

On August 3, 2018, the IRS and Department of the Treasury proposed regulations that provide guidance regarding the additional first year depreciation deduction under section 168(k) of the Internal Revenue Code.  These proposed regulations reflect changes made by the TCJA.  Under the proposed regulations, there will be an increase to our deferred tax assets driven by our federal tax loss carryforwards and an increase to our deferred tax liability related to vehicle depreciation.  As a result, we expect no significant change to our deferred tax liability, net of deferred tax assets on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions

As of June 30, 2018, there were no material changes to our related party agreements or relationships as described in our fiscal 2018 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three Months Ended
	June 30,
	2018	2017
Total financing revenues:
Manufacturers’ subvention and other revenues	$472	$368

Interest expense:
Credit support fees incurred	$24	$23
Interest and other expenses	$1	$1

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$45	$44

Investment and other income, net:
Interest and other income	$2	$4

Expenses:
Operating and administrative	$23	$19
Insurance losses and loss adjustment expenses[1]	$(2)	$(5)

1 Amount includes the transfer of insurance losses and loss adjustment expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Related Party Transactions (Continued)

	June 30,	March 31,
	2018	2018
Assets:
Cash and cash equivalents
Commercial paper	$-	$255

Investments in marketable securities
Commercial paper	$-	$52

Finance receivables, net
Accounts receivable	$197	$191
Deferred retail subvention income	$(1,332)	$(1,279)

Investments in operating leases, net
Investments in operating leases, net	$6	$6
Deferred lease subvention income	$(1,833)	$(1,682)

Other assets
Notes receivable	$56	$68
Other receivables, net	$174	$310

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$344	$328
Other payables, net	$59	$74
Notes payable	$24	$18

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of June 30, 2018 and March 31, 2018, the subvention receivable from TMNA was $193 million and $279 million, respectively. The subvention receivable is recorded in Other receivables, net in Other assets as of June 30, 2018 and March 31, 2018.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended June 30, 2018
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,836	$-	$-	$2,836
Depreciation on operating leases	1,766	-	-	1,766
Interest expense	687	-	(5)	682
Net financing revenues	383	-	5	388

Insurance earned premiums and contract revenues	-	224	-	224
Investment and other income (loss), net	48	(3)	(5)	40
Net financing and other revenues	431	221	-	652

Expenses:
Provision for credit losses	89	-	-	89
Operating and administrative expenses	241	83	-	324
Insurance losses and loss adjustment expenses	-	125	-	125
Total expenses	330	208	-	538

Income before income taxes	101	13	-	114
Provision for income taxes	19	3	-	22

Net income	$82	$10	$-	$92

Total assets at June 30, 2018	$119,335	$4,815	$(1,087)	$123,063

Insurance operations – Revenue Recognition

For the first quarter of fiscal 2019, approximately 84 percent of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the revenue recognition guidance.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three months ended June 30, 2018.

We had $2.2 billion of unearned insurance premiums and contract revenues within the scope of the new revenue recognition guidance included in Other liabilities as of April 1, 2018 and June 30, 2018.  We recognized $176 million of the unearned amount in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during the three months ended June 30, 2018, which was included in Other liabilities as of April 1, 2018. We expect to recognize as revenue approximately $504 million of the unearned amount in the remainder of fiscal 2019, $559 million in fiscal 2020, and $1.1 billion thereafter.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 15 – Segment Information (Continued)

	Three Months Ended June 30, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,598	$-	$-	$2,598
Depreciation on operating leases	1,681	-	-	1,681
Interest expense	451	-	(3)	448
Net financing revenues	466	-	3	469

Insurance earned premiums and contract revenues	-	216	-	216
Investment and other income, net	32	59	(3)	88
Net financing and other revenues	498	275	-	773

Expenses:
Provision for credit losses	85	-	-	85
Operating and administrative expenses	233	80	-	313
Insurance losses and loss adjustment expenses	-	114	-	114
Total expenses	318	194	-	512

Income before income taxes	180	81	-	261
Provision for income taxes	65	31	-	96

Net income	$115	$50	$-	$165

Total assets at June 30, 2017	$117,011	$4,605	$(1,087)	$120,529

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2018  (“fiscal 2018”), including the following:

•	Changes in general business, economic, and geopolitical conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;
•	A decline in Toyota Motor North America, Inc. (“TMNA”) sales volume and the level of TMNA sponsored subvention and other cash incentive programs;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota and Lexus vehicles;
•	Changes in consumer behavior;
•	Recalls announced by TMNA and the perceived quality of Toyota and Lexus vehicles;
•	Availability and cost of financing;
•	Changes in our credit ratings and those of Toyota Motor Corporation (“TMC”);
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Flaws in the design, implementation and use of quantitative models and revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes to existing, or adoption of new, accounting standards;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or interruption in our operations, including our communications and information systems, or as a result of our failure to retain existing or to attract new key personnel;
•	A security breach or a cyber-attack;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota and Lexus vehicle models and related parts supply;
•	Changes in the economy or to laws in states where we have a high concentration of customers; and
•	Changes in business strategy, including expansion of product lines, credit risk appetite, and business acquisitions.

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota and Lexus sales volume, new vehicle incentive programs, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including as a result of new legislation or changes in regulation and any compliance costs or changes we may be required to make to our business practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on consumer and dealer financing volume.  Changes in the volume of vehicle sales, sales of our insurance and vehicle and payment protection products, or the level of losses could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2019 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2019 (“fiscal 2019”), the United States (“U.S.”) economy continued to expand.  The unemployment rate reached its lowest level in nearly two decades, which has resulted in wage growth for consumers.  However, student and auto related debt balances have increased and represent a larger portion of the consumer debt mix.  Concurrently, delinquencies for student and auto related debt have also increased. In addition, uncertainties surrounding future trade policy have begun to impact the outlook for future economic growth.  Changes in the economy that adversely impact the consumer, such as higher interest rates, elevated debt levels and an increase in unemployment from the current low levels could adversely impact our results of operations in the future.

Industry-wide vehicle sales in the U.S. increased slightly due to elevated sales incentives during the first quarter of fiscal 2019 as compared to the same period in fiscal 2018.  Vehicle sales by TMNA decreased 3 percent in the first quarter of fiscal 2019 compared to the same period in fiscal 2018 primarily due to lower consumer demand for Toyota and Lexus vehicles.  Financing volume increased 3 percent and our overall market share increased 5 percentage points for the first quarter of fiscal 2019 compared to the same period in fiscal 2018, primarily due to higher levels of subvention compared to the same period in fiscal 2018.

Used vehicle values for Toyota and Lexus vehicles were relatively consistent in the first quarter of fiscal 2019 compared to the same period of fiscal 2018.  Declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle sales incentives and a larger lease portfolio resulting in higher future maturities could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during the first quarter of fiscal 2019.  However, concerns regarding international trade policy led to periods of volatility during the period.  During the first quarter of fiscal 2019, our interest expense increased as compared to the same period in fiscal 2018 as a result of higher interest rates.  Future changes in interest rates in the U.S. and foreign markets could result in further volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended
	June 30,
(Dollars in millions)	2018	2017
Net income:
Finance operations[1]	$82	$115
Insurance operations[1]	10	50
Total net income	$92	$165

[1]	Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $92 million for the first quarter of fiscal 2019 compared to $165 million for the same period in fiscal 2018.  The decrease in net income for the first quarter of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to a $234 million increase in interest expense, a $85 million increase in depreciation on operating leases, a $48 million decrease in investment and other income, net, and a $11 million increase in insurance losses and loss adjustment expenses, partially offset by a $238 million increase in total financing revenues, and a $74 million decrease in provision for income taxes.

Our overall capital position remained consistent at $12.9 billion at both June 30, 2018 and March 31, 2018.  Our debt increased to $100.6 billion at June 30, 2018 from $98.4 billion at March 31, 2018 as a result of funding our earning asset growth.  As a result, our debt-to-equity ratio increased to 7.8 at June 30, 2018 from 7.6 at March 31, 2018.

Finance Operations

 The following table summarizes key results of our Finance Operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2018	2017	Change
Financing revenues:
Operating lease	$2,126	$1,981	7%
Retail	535	474	13%
Dealer	175	143	22%
Total financing revenues	2,836	2,598	9%
Depreciation on operating leases	1,766	1,681	5%
Interest expense	687	451	52%
Net financing revenues	383	466	(18)%

Investment and other income, net	48	32	50%
Net financing and other revenues	431	498	(13)%

Expenses:
Provision for credit losses	89	85	5%
Operating and administrative expenses	241	233	3%
Total expenses	330	318	4%

Income before income taxes	101	180	(44)%
Provision for income taxes	19	65	(71)%

Net income from finance operations	$82	$115	(29)%

Our finance operations reported net income of $82 million for the first quarter of fiscal 2019 compared to $115 million for the same period in fiscal 2018.  The decrease in net income from finance operations for the first quarter of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to a $236 million increase in interest expense and a $85 million increase in depreciation on operating leases, partially offset by a $238 million increase in total financing revenues and a $46 million decrease in provision for income taxes.

Financing Revenues

Total financing revenues increased 9 percent during the first quarter of fiscal 2019 as compared to the same period in fiscal 2018 due to the following:

•

Operating lease revenues increased 7 percent in the first quarter of fiscal 2019 as compared to the same period in fiscal 2018, due to higher portfolio yields, increases in subvention revenue and higher average earning asset balances.  The increase in our portfolio yields was partially offset by an increase in our depreciation expense.

•

Retail financing revenues increased 13 percent in the first quarter of fiscal 2019 as compared to the same period in fiscal 2018 due to higher portfolio yields and higher average earning asset balances.

•

Dealer financing revenues increased 22 percent in the first quarter of fiscal 2019 as compared to the same period in fiscal 2018 due to higher portfolio yields, partially offset by lower average earning asset balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 3.9 percent for first quarter of fiscal 2019, compared to 3.4 percent for first quarter of fiscal 2018.

Depreciation on Operating Leases

We reported depreciation on operating leases of $1,766 million during the first quarter of fiscal 2019 compared to $1,681 million during the first quarter of fiscal 2018.  The increase in depreciation expense during the first quarter of fiscal 2019 as compared to the same period in fiscal 2018 was primarily attributable to an increase in average operating lease units outstanding as well as expected deterioration in used vehicle values for Toyota and Lexus vehicles, as compared to the first quarter of fiscal 2018.

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

	Three Months Ended
	June 30,
(Dollars in millions)	2018	2017
Interest expense on debt	$601	$467
Interest income on derivatives	(25)	(16)
Interest expense on debt and derivatives	576	451

(Gain) loss on non-hedge accounting debt denominated in foreign currencies	(646)	650
Loss (gain) on non-hedge accounting foreign currency swaps	683	(650)
Loss (gain) on U.S. dollar non-hedge accounting interest rate swaps	69	(3)
Total interest expense	$682	$448

During the first quarter of fiscal 2019, total interest expense increased to $682 million from $448 million in the same period in fiscal 2018.  The increase in total interest expense for the first quarter of fiscal 2019 compared to the same period in fiscal 2018 is primarily attributable to an increase in interest expense on debt and derivatives, losses on U.S. dollar non-hedge accounting interest rate swaps, and losses on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, commercial paper and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During the first quarter of fiscal 2019, interest expense on debt and derivatives increased to $576 million from $451 million in the same period in fiscal 2018 due to higher weighted average interest rates.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first quarter of fiscal 2019, we recorded net losses of $37 million, as losses on our non-hedge accounting foreign currency swaps were partially offset by gains on our non-hedge accounting debt denominated in foreign currencies primarily as a result of increases in foreign currency swap rates across the various currencies in which our debt is denominated.  During the first quarter of fiscal 2018, losses on our debt denominated in foreign currencies were offset by gains on our foreign currency swaps as a result of offsetting foreign currency swap rates across the various currencies in which our debt is denominated.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the change in the valuation of interest rate swaps.  During the first quarter of fiscal 2019, we recorded losses of $69 million primarily as a result of increases in U.S. dollar swap rates across all tenors, with the losses on our pay-float swaps exceeding the gains on our pay-fixed swaps.  During the first quarter of fiscal 2018, we recorded gains of $3 million primarily as a result of slight decreases in the longer tenor U.S. dollar swap rates, with the gains on our longer-term pay-float swaps exceeding the losses on our higher notional, shorter-term pay-fixed swaps.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Provision for Credit Losses

We recorded a provision for credit losses of $89 million for the first quarter of fiscal 2019 compared to $85 million for the same period in fiscal 2018.  The increase in the provision for credit losses for the first quarter of fiscal 2019 was driven by higher default frequency and loss severity, partially offset by improvement in the financial performance of certain dealers and higher recoveries.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $241 million during the first quarter of fiscal 2019 compared to $233 million during the same period in fiscal 2018.  The increase in operating and administrative expenses for the first quarter of fiscal 2019 was due to an increase in general operating expenses.  We also continue to incur expenses associated with the relocation of our headquarters, including deferred compensation and other relocation expenses.  We will incur deferred compensation expenses relating to our relocation over the next two years.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended
	June 30,		Percentage
	2018	2017	Change
Agreements (units in thousands)
Issued	635	635	-%
Average in force	8,738	7,966	10%

(Dollars in millions)
Insurance earned premiums and contract revenues	$224	$216	4%
Investment and other (loss) income, net	(3)	59	(105)%
Revenues from insurance operations	221	275	(20)%

Expenses:
Insurance losses and loss adjustment expenses	125	114	10%
Operating and administrative expenses	83	80	4%
Total expenses	208	194	7%

Income before income taxes	13	81	(84)%
Provision for income taxes	3	31	(90)%

Net income from insurance operations	$10	$50	(80)%

Our insurance operations reported net income of $10 million for the first quarter of fiscal 2019 compared to $50 million for the same period in fiscal 2018.  The decrease in net income for the first quarter of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to a $62 million decrease in investment and other (loss) income, net and a $11 million increase in insurance losses and loss adjustment expenses, partially offset by a $28 million decrease in provision for income taxes, and an $8 million increase in insurance earned premiums and contract revenues.

Agreements issued remained consistent for the first quarter of fiscal 2019 compared to the same period in fiscal 2018.  The average number of in force agreements increased 10 percent during the first quarter of fiscal 2019 compared to the same period in fiscal 2018.  The increase in the average in force agreements during the first quarter of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to increases in guaranteed auto protection agreements, prepaid maintenance agreements, and tire and wheel protection agreements as issuances outpaced agreement expirations.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $224 million for the first quarter of fiscal 2019 compared to $216 million for the same period in fiscal 2018.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues in the first quarter of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to insurance portfolio growth in recent years.

Investment and Other (Loss) Income, Net

Our insurance operations reported investment and other loss, net of $3 million for the first quarter of fiscal 2019 compared to investment and other income, net of $59 million for the same period in fiscal 2018.  Investment and other (loss) income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, and changes in fair value from equity investments.  The loss in the first quarter of fiscal 2019 was primarily due to declines in the fair value of our equity investments.  In comparison, investment and other income, net in the first quarter of fiscal 2018 was primarily due to the sale of a portion of our fixed income mutual funds portfolio to take advantage of favorable market conditions.  Prior to April 1, 2018, our equity investments were considered available-for-sale and changes in fair value were recorded in Accumulated other comprehensive income until realized.  As a result of the adoption of new accounting guidance in the first quarter of fiscal 2019, all equity investments are measured at fair value with changes in fair value recognized in net income.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $125 million for the first quarter of fiscal 2019 compared to $114 million for the same period in fiscal 2018.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in insurance losses and loss adjustment expenses in the first quarter of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to an increase in losses in our inventory insurance program, tire and wheel protection, and prepaid maintenance agreements.  The increase in our inventory insurance program losses was due to weather related damages incurred in the first quarter of fiscal 2019. The increase in our tire and wheel protection losses was due to an increase in the frequency and severity of claims.  The increase in our prepaid maintenance losses was due to an increase in the severity of claims, as well as a higher number of average in force agreements.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $83 million for the first quarter of fiscal 2019 compared to $80 million for the same period in fiscal 2018.  The increase in operating and administrative expenses in the first quarter of fiscal 2019 compared to the same period in fiscal 2018 was attributable to higher product and dealer back-end expenses driven by the continued growth of our insurance business. Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our provision for income taxes was $22 million for the first quarter of fiscal 2019 compared to $96 million for the same period in fiscal 2018.  Our effective tax rate was 19 percent for the first quarter of fiscal 2019 compared to 37 percent for the same period in fiscal 2018.  The decreases in the effective tax rate and the provision for income taxes for the first quarter of fiscal 2019 compared to the same period in fiscal 2018 were due to the reduction of the federal statutory income tax rate by the Tax Cut and Jobs Act of 2017 from 35 percent to 21 percent, the decrease in our income before taxes, and the adjustment to the deemed repatriation tax as described in Footnote 13 – Income Taxes in the Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended
	June 30,		Percentage
(units in thousands):	2018	2017	Change
TMNA new sales volume[1]	455	470	(3)%

Vehicle financing volume:[2]
New retail contracts	156	147	6%
Used retail contracts	65	68	(4)%
Lease contracts	136	131	4%
Total	357	346	3%

TMNA subvened vehicle financing volume (units included in the above table):
New retail contracts	116	82	41%
Used retail contracts	13	21	(38)%
Lease contracts	130	119	9%
Total	259	222	17%

TMNA subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	74.4%	55.8%
Used retail contracts	20.0%	30.9%
Lease contracts	95.6%	90.8%
Overall subvened contracts	72.5%	64.2%

Market share:[3]
Retail contracts	34.1%	31.1%
Lease contracts	29.9%	27.6%
Total	64.0%	58.7%

[1]

Represents total domestic TMNA sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMNA new sales volume was comprised of 86 percent Toyota and 14 percent Lexus for both the first quarter of fiscal 2019 and fiscal 2018.

[2]

Total financing volume was comprised of approximately 81 percent Toyota, 16 percent Lexus, and 3 percent non-Toyota/Lexus for the first quarter of fiscal 2019.  Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first quarter of fiscal 2018.

[3]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMNA new sales volume as well as the level of TMNA sponsored subvention and other incentive programs.  Vehicle sales by TMNA decreased 3 percent for the first quarter of fiscal 2019 compared to the same period in fiscal 2018 due to a decline in consumer demand for Toyota and Lexus vehicles.  Despite declines in vehicle sales by TMNA, our financing volume increased 3 percent and our overall market share increased 5 percentage points for the first quarter of fiscal 2019 compared to the same period in fiscal 2018 primarily due to higher levels of subvention.

The composition of our net earning assets is summarized below:

	June 30,	March 31,
(Dollars in millions)	2018	2018	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$52,756	$52,378	1%
Dealer financing, net[1]	17,710	17,269	3%
Total finance receivables, net	70,466	69,647	1%
Investments in operating leases, net	38,748	38,697	-%
Net earning assets	$109,214	$108,344	1%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	982	988	(1)%
Dealers outside of the Toyota/Lexus dealer network	363	364	-%
Total number of dealers receiving wholesale financing	1,345	1,352	(1)%

Dealer inventory outstanding (units in thousands)	342	334	2%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 6 percent and our retail market share increased 3 percentage points during the first quarter of fiscal 2019 as compared to the same period in fiscal 2018.  The increase of both new retail contract volume and market share during the first quarter of fiscal 2019 as compared to the same period in fiscal 2018 was attributable to higher levels of subvention.  Our retail finance receivables, net increased 1 percent at June 30, 2018 as compared to March 31, 2018 as a result of an increase in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 4 percent and our lease market share increased 2 percentage points during the first quarter of fiscal 2019 as compared to the same period in fiscal 2018.  The increase of both lease financing volume and market share during the first quarter of fiscal 2019 was attributable to higher levels of subvention.  Our investments in operating leases, net, remained relatively unchanged at June 30, 2018, as compared to March 31, 2018.

Dealer Financing and Earning Assets

Dealer financing, net at June 30, 2018, increased 3 percent from March 31, 2018 due primarily to an increase in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended
	June 30,		Percentage
	2018	2017	Change
Depreciation on operating leases (dollars in millions)	$1,766	$1,681	5%
Average operating lease units outstanding (in thousands)	1,485	1,448	3%

Depreciation expense on operating leases increased 5 percent during the first quarter of fiscal 2019 as compared to the same period in fiscal 2018 due to an increase in the average operating lease units outstanding as well as deterioration in expected used vehicle values for Toyota and Lexus vehicles as compared to the first quarter of fiscal 2018.  As a result of the increased focus on leasing in recent years, by both us and the automotive finance industry, we expect maturities will increase in fiscal 2019, which will result in an increase in the supply of used vehicles and could unfavorably impact used vehicle values.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

Credit Risk

Credit Loss Experience

Our credit loss experience may be affected by a number of factors including the economic environment, our purchasing, servicing and collections practices, used vehicle market conditions and subvention.  We continuously evaluate and refine our purchasing practices and collection efforts to minimize risk.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit quality than non-subvened contracts.

The following table provides information related to our credit loss experience:

	June 30,	March 31,	June 30,
	2018	2018	2017
Net charge-offs as a percentage of average gross earning assets[1]
Finance receivables	0.34%	0.44%	0.38%
Operating leases	0.26%	0.31%	0.31%
Total	0.31%	0.39%	0.36%

Default frequency as a percentage of outstanding contracts	1.60%	1.46%	1.42%
Average loss severity per unit[2]	$7,602	$7,497	$7,511

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.35%	0.32%	0.33%
Operating leases[4]	0.28%	0.27%	0.27%
Total	0.33%	0.30%	0.31%
[1]	Net charge-off ratios have been annualized using three month results for the periods ended June 30, 2018 and 2017.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased from 0.36 percent at June 30, 2017 and 0.39 percent at March 31, 2018 to 0.31 percent at June 30, 2018 due to recent focus on late stage collection activities and an increase in recoveries.  Default frequency as a percentage of outstanding contracts increased to 1.60 percent for the first quarter of fiscal 2019 compared to 1.42 percent for the same period in fiscal 2018 as a result of higher delinquencies.  Our average loss severity for the first quarter of fiscal 2019 increased slightly to $7,602 from $7,511 in the first quarter of fiscal 2018.  Our delinquencies increased to 0.33 percent for the first quarter of fiscal 2019 compared to 0.31 percent for the same period in fiscal 2018 and 0.30 percent at March 31, 2018 due to shifts in payment behavior as consumer debt levels rise.  Despite increases in our default frequency, loss severity, and delinquencies for the first quarter of fiscal 2019, we have experienced lower repossession volume driven by our recent focus on late stage collections.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could increase our credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended
	June 30,
(Dollars in millions)	2018	2017
Allowance for credit losses at beginning of period	$597	$622
Provision for credit losses	89	85
Charge-offs, net of recoveries[1]	(86)	(96)
Allowance for credit losses at end of period	$600	$611
[1]	Charge-offs are shown net of recoveries of $27 million and $23 million for the three months ended June 30, 2018 and 2017, respectively.

Our allowance for credit losses decreased $11 million from $611 million at June 30, 2017 to $600 million at June 30, 2018 as a result of lower credit loss experience, which was partially offset by overall growth of the consumer portfolio, as well as deterioration in the financial performance of certain dealers.  Changes in the economy that impact the consumer such as increasing interest rates and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets and through loans, credit facilities, and other transactions as well as generating liquidity from our earning assets.  This strategy has led us to develop a diversified borrowing base that is distributed across a variety of markets, geographies, investors and financing structures, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value:

	June 30,	March 31,
(Dollars in millions)	2018	2018
Commercial paper[1]	$27,250	$27,313
Unsecured notes and loans payable[2]	58,783	57,402
Secured notes and loans payable[3]	14,556	13,638
Total debt	$100,589	$98,353
[1]	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.6 billion to $10.4 billion with an average balance of $8.8 billion during the quarter ended June 30, 2018.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Form 10-K for the fiscal year ended March 31, 2018 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  We do not currently have exposure to sovereign counterparties in countries experiencing significant economic, fiscal or political strain or any other sovereign counterparties.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our Form 10-K for the fiscal year ended March 31, 2018 for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $27.1 billion to $29.1 billion during the quarter ended June 30, 2018, with an average outstanding balance of $28.3 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")	Other		Total unsecured notes and loans payable[4]
Balance at March 31, 2018¹	$35,465		$15,900	$6,281		$57,646
Issuances	4,896	[2]	-	4	[3]	4,900
Maturities and terminations	(2,625)		-	(250)		(2,875)
Non-cash changes in foreign currency rates	-		(635)	(11)		(646)
Balance at June 30, 2018¹	$37,736		$15,265	$6,024		$59,025

[1]	Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, and fair value adjustments to debt in hedge accounting relationships.
[2]

MTNs and domestic bonds issued during the first quarter of fiscal 2019 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 2.4 percent to 4 percent.

[3]	Consists of borrowings with terms to maturity of less than one year and interest rates at the time of issuance of 2 percent.
[4]

Consists of fixed and floating rate debt and other obligations.  Upon the issuance of fixed rate debt and other obligations, we generally elect to enter into pay-float swaps.  Refer to “Derivative Instruments” for further discussion.

We maintain a shelf registration statement with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors.  We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending January 2021.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge and cross-default provisions.  We are currently in compliance with these covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2017, the EMTN Issuers renewed the EMTN program for a one-year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €22.6 billion was available for issuance at June 30, 2018.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

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

Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of June 30, 2018 and March 31, 2018, we did not have any outstanding lease securitization transactions registered with the SEC.

We periodically enter into term securitization transactions whereby we agree to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of these “green” securitization transactions are consistent with the terms of our other similar transactions except that the proceeds we receive are included in Restricted cash and cash equivalents in our Consolidated Balance Sheets, when applicable.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2018 and March 31, 2018.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2018, TMCC had committed bank credit facilities totaling $5.6 billion of which $2.1 billion, $825 million, $2.2 billion, and $475 million mature in fiscal 2019, 2020, 2021, and 2022, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2018 and March 31, 2018. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2018 Form 10-K.

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

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  We have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2018, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in our Consolidated Statements of Income.  As of June 30, 2018 and March 31, 2018, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 31, 2018, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	June 30,	March 31,
(Dollars in millions)	2018	2018
Gross derivatives assets, net of credit valuation adjustment	$1,073	$1,358
Less: Counterparty netting and collateral	(991)	(1,297)
Derivative assets, net	$82	$61

Gross derivative liabilities, net of credit valuation adjustment	$1,234	$828
Less: Counterparty netting and collateral	(1,230)	(822)
Derivative liabilities, net	$4	$6

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2018, we held collateral of $438 million, which offset derivative assets, and we posted collateral of $677 million, which offset derivative liabilities.  In addition, there was $553 million of counterparty netting included for both derivative assets and derivative liabilities as of June 30, 2018.  We also held excess collateral of $2 million which we did not use to offset derivative assets, and we posted excess collateral of $71 million which we did not use to offset derivative liabilities.  As of March 31, 2018, we held collateral of $737 million, which offset derivative assets, and we posted collateral of $262 million which offset derivative liabilities.  In addition, there was $560 million of counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $11 million, which we did not use to offset derivative assets, and we posted excess collateral of $3 million which we did not use to offset derivative liabilities.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at June 30, 2018 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of June 30, 2018, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2018 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	June 30,	March 31,
(Dollars in millions)	2018	2018
Credit Rating
AA	$5	$5
A	79	58
Total net counterparty credit exposure	$84	$63

We exclude from the table above credit valuation adjustments which were not significant as of June 30, 2018 and March 31, 2018 related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statements of Income.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2018 Form 10-K, as well as in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) concluded that the disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2018 Form 10-K.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 7, 2018	By	/s/ Michael Groff
Michael Groff
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 7, 2018	By	/s/ Ron Chu
Ron Chu
Group Vice President and Chief Accounting Officer