Form 10-Q
period 2018-09-30
TOYOTA MOTOR CREDIT CORP
filed 2018-11-07
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Financing revenues:
Operating lease	$2,167	$2,016	$4,293	$3,997
Retail	547	490	1,082	964
Dealer	176	141	351	284
Total financing revenues	2,890	2,647	5,726	5,245
Depreciation on operating leases	1,662	1,719	3,428	3,400
Interest expense	702	452	1,384	900
Net financing revenues	526	476	914	945

Insurance earned premiums and contract revenues	226	221	450	437
Investment and other income, net	56	56	96	144
Net financing revenues and other revenues	808	753	1,460	1,526

Expenses:
Provision for credit losses	67	127	156	212
Operating and administrative	348	337	672	650
Insurance losses and loss adjustment expenses	112	102	237	216
Total expenses	527	566	1,065	1,078

Income before income taxes	281	187	395	448
Provision for income taxes	87	70	109	166

Net income	$194	$117	$286	$282

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$194	$117	$286	$282
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax provision of ($1), ($5), ($1) and ($15), respectively]	1	9	(3)	26
Reclassification adjustment for net losses (gains) on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0, $0, $0 and $16, respectively]	1	(1)	1	(26)
Other comprehensive income (loss)	2	8	(2)	-
Comprehensive income	$196	$125	$284	$282

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	September 30,	March 31,
	2018	2018
ASSETS
Cash and cash equivalents	$5,740	$3,540
Restricted cash and cash equivalents	991	1,219
Investments in marketable securities	4,603	5,829
Finance receivables, net	69,328	69,647
Investments in operating leases, net	38,883	38,697
Other assets	1,515	1,614
Total assets	$121,060	$120,546

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$98,228	$98,353
Deferred income taxes	5,373	5,326
Other liabilities	4,405	3,987
Total liabilities	108,006	107,666

Commitments and contingencies (Refer to Note 11)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at September 30, 2018 and March 31, 2018	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(19)	(29)
Retained earnings	12,156	11,992
Total shareholder's equity	13,054	12,880
Total liabilities and shareholder's equity	$121,060	$120,546

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 9).

	September 30,	March 31,
	2018	2018
ASSETS
Finance receivables, net	$11,658	$11,927
Investments in operating leases, net	7,557	5,706
Other assets	164	125
Total assets	$19,379	$17,758

LIABILITIES
Debt	$14,529	$13,638
Other liabilities	12	10
Total liabilities	$14,541	$13,648

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Net income for the six months ended September 30, 2017	-	-	-	282	282
Other comprehensive loss, net of tax	-	-	-	-	-
Balance at September 30, 2017	$915	$2	$25	$8,864	$9,806

Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Cumulative-effect of change in accounting policy	-	-	12	(122)	(110)
Net income for the six months ended September 30, 2018	-	-	-	286	286
Other comprehensive loss, net of tax	-	-	(2)	-	(2)
Balance at September 30, 2018	$915	$2	$(19)	$12,156	$13,054

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$286	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,484	3,439
Recognition of deferred income	(1,142)	(951)
Provision for credit losses	156	212
Amortization of deferred costs	310	307
Foreign currency and other adjustments to the carrying value of debt, net	(748)	1,035
Net losses (gains) from investments in marketable securities	41	(42)
Net change in:
Derivative assets	12	(11)
Other assets and accrued interest	76	(154)
Deferred income taxes	81	224
Derivative liabilities	25	(30)
Other liabilities	167	11
Net cash provided by operating activities	2,748	4,322

Cash flows from investing activities:
Purchase of investments in marketable securities	(798)	(5,757)
Proceeds from sales of investments in marketable securities	71	1,248
Proceeds from maturities of investments in marketable securities	1,908	4,107
Acquisition of finance receivables	(12,322)	(12,638)
Collection of finance receivables	12,035	12,004
Net change in wholesale and certain working capital receivables	781	1,651
Acquisition of investments in operating leases	(8,680)	(8,612)
Disposals of investments in operating leases	5,808	4,938
Long term loans to affiliates	(200)	-
Payments of long term loans from affiliates	20	-
Net change in financing support provided to affiliates	-	232
Other, net	(19)	(37)
Net cash used in investing activities	(1,396)	(2,864)

Cash flows from financing activities:
Proceeds from issuance of debt	15,032	11,707
Payments on debt	(12,380)	(11,380)
Net change in commercial paper	(2,029)	(1,371)
Net change in financing support provided by affiliates	(3)	11
Net cash provided by (used in) financing activities	620	(1,033)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	1,972	425
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	4,759	5,285
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$6,731	$5,710
Supplemental disclosures:
Interest paid, net	$1,048	$851
Income taxes paid, net	$15	$85

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and six months ended September 30, 2018 and 2017 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2018 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2019 (“fiscal 2019”).

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

Certain prior period amounts have been reclassified to conform to current period presentation.  Related party transactions are disclosed in Note 13 – Related Party Transactions.

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

The cumulative effect of the changes made to our Consolidated Balance Sheet as of April 1, 2018 for the adoption of the revenue recognition guidance was as follows:

	March 31,	Adjustments related	April 1,
	2018	to adoption	2018
Assets:
Other assets	$1,614	$73	$1,687

Liabilities and shareholder's equity:
Deferred income taxes	$5,326	$(36)	$5,290
Other liabilities	3,987	219	4,206
Retained earnings	11,992	(110)	11,882

The impact on our Consolidated Statement of Income for the adoption of the revenue recognition guidance was as follows:

	Three Months Ended September 30, 2018
		Effect of	Balances without
	As reported	adoption	adoption
Insurance earned premiums and contract revenues	$226	$1	$227
Operating and administrative expenses	348	1	349

	Six Months Ended September 30, 2018
		Effect of	Balances without
	As reported	adoption	adoption
Insurance earned premiums and contract revenues	$450	$5	$455
Operating and administrative expenses	672	1	673
Provision for income taxes	109	1	110
Net income	286	3	289
Comprehensive income	284	3	287

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

The impact on our Consolidated Balance Sheet for the adoption of revenue recognition guidance was as follows:

	September 30, 2018
		Effect of	Balances without
	As reported	adoption	adoption
Assets:
Other assets	$1,515	$(74)	$1,441

Liabilities and shareholder's equity:
Deferred income taxes	$5,373	$37	$5,410
Other liabilities	4,405	(224)	4,181
Retained earnings	12,156	113	12,269

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Recognition and Measurement

We adopted new guidance addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments that requires entities to measure equity investments at fair value and recognize any changes in fair value in net income.  On April 1, 2018, we recognized the cumulative effect of adoption by recording a reduction to our opening retained earnings of approximately $12 million, net of income taxes.

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

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Accounting Guidance Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard.  The FASB also subsequently issued guidance amending and clarifying various aspects of the new leases guidance.  The new leasing standard represents a wholesale change to lease accounting for lessees and requires additional disclosures regarding leasing arrangements. We plan to adopt the new lease guidance on April 1, 2019 using the optional transition method that allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Upon adoption, we expect to recognize lease liabilities and right-of-use assets (at their present value) in our Consolidated Balance Sheets related to predominantly all of the future minimum lease payments as disclosed in Note 11 – Commitments and Contingencies.  We are currently evaluating the potential impacts of this guidance from both a lessee and lessor perspective on our consolidated financial statements and related disclosures.

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

In August 2017, the FASB issued new guidance that makes targeted improvements to accounting for hedging activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance provides new alternatives for applying hedge accounting and measuring the hedged item in fair value hedges of interest rate risk.  This accounting guidance is effective for us on April 1, 2019.  The adoption of this guidance will not have an impact on our consolidated financial statements and related disclosures as we no longer have hedge accounting derivatives as of September 30, 2018.

In August 2018, the FASB issued new guidance that modifies disclosure requirements related to fair value measurement guidance. This accounting guidance is effective for us on April 1, 2020.  We are currently evaluating the potential impacts of this guidance on our disclosures.

In August 2018, the FASB issued new guidance that aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This accounting guidance is effective for us on April 1, 2020.  We are currently evaluating the potential impacts of this guidance on our consolidated financial statements and related disclosures.

In October 2018, the FASB issued new guidance that requires indirect interests held through related parties in common control arrangements to be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. This accounting guidance is effective for us on April 1, 2021.  We are currently evaluating the potential impacts of this guidance on our consolidated financial statements and related disclosures.

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

	September 30, 2018
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$2,112	$18	$-	$-	$2,130
Municipal debt securities	-	10	-	-	10
Corporate debt securities	-	176	-	-	176
Mortgage-backed securities:
U.S. government agency	-	35	-	-	35
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	28	-	28
Asset-backed securities	-	-	46	-	46
Available-for-sale debt securities total	2,112	239	76	-	2,427
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					657
Total return bond funds	1,519	-	-	-	1,519
Equity investments total	1,519	-	-	-	2,176
Investments in marketable securities total	3,631	239	76	-	4,603
Derivative assets:
Interest rate swaps	-	889	-	-	889
Foreign currency swaps	-	105	-	-	105
Counterparty netting and collateral	-	-	-	(945)	(945)
Derivative assets total	-	994	-	(945)	49
Assets at fair value	3,631	1,233	76	(945)	4,652
Derivative liabilities:
Interest rate swaps	-	(778)	(59)	-	(837)
Foreign currency swaps	-	(696)	-	-	(696)
Counterparty netting and collateral	-	-	-	1,502	1,502
Liabilities at fair value	-	(1,474)	(59)	1,502	(31)
Net assets at fair value	$3,631	$(241)	$17	$557	$4,621

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	March 31, 2018
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations	$2,774	$24	$-	$-	$2,798
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	474	-	-	474
Commercial paper	-	52	-	-	52
Corporate debt securities	15	186	-	-	201
Mortgage-backed securities:
U.S. government agency	-	39	-	-	39
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	29	-	29
Asset-backed securities	-	-	39	-	39
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					660
Total return bond funds	1,524	-	-	-	1,524
Available-for-sale securities total	4,313	786	70	-	5,829
Derivative assets:
Interest rate swaps	-	872	-	-	872
Interest rate floors	-	1	-	-	1
Foreign currency swaps	-	485	-	-	485
Counterparty netting and collateral	-	-	-	(1,297)	(1,297)
Derivative assets total	-	1,358	-	(1,297)	61
Assets at fair value	4,313	2,144	70	(1,297)	5,890
Derivative liabilities:
Interest rate swaps	-	(607)	(21)	-	(628)
Foreign currency swaps	-	(200)	-	-	(200)
Counterparty netting and collateral	-	-	-	822	822
Liabilities at fair value	-	(807)	(21)	822	(6)
Net assets at fair value	$4,313	$1,337	$49	$(475)	$5,884

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three and six months ended September 30, 2018 and 2017 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30, 2018
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, July 1, 2018	$25	$38	$63	$(23)	$40
Total gains (losses)
Included in net income	-	-	-	(10)	(10)
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	5	18	23	-	23
Issuances	-	-	-	-	-
Sales	-	(4)	(4)	-	(4)
Settlements	-	(6)	(6)	(26)	(32)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, September 30, 2018	$30	$46	$76	$(59)	$17
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$(10)	$(10)

	Three Months Ended September 30, 2017
						Total net
					Derivative	assets
	Available-for-sale securities				instruments, net	(liabilities)

				Total
	Corporate	Mortgage-	Asset-	available-	Interest
	debt	backed	backed	for-sale	rate
	securities	securities	securities	securities	swaps
Fair value, July 1, 2017	$8	$43	$35	$86	$12	$98
Total gains (losses)
Included in net income	-	-	-	-	5	5
Included in other comprehensive income	-	-	1	1	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	5	5	-	5
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	(3)	(5)	(8)	(29)	(37)
Transfers in to Level 3	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-
Fair value, September 30, 2017	$8	$40	$36	$84	$(12)	$72
The amount of total gains (losses) included in net income attributable to assets held at the reporting date					$5	$5

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	Six Months Ended September 30, 2018
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale	rate
	securities	securities	securities	swaps
Fair value, April 1, 2018	$31	$39	$70	$(21)	$49
Total gains (losses)
Included in net income	-	-	-	(18)	(18)
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	5	20	25	-	25
Issuances	-	-	-	-	-
Sales	-	(4)	(4)	-	(4)
Settlements	(6)	(9)	(15)	(20)	(35)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, September 30, 2018	$30	$46	$76	$(59)	$17
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$(18)	$(18)

	Six Months Ended September 30, 2017
									Total net
						Derivative			assets
	Available-for-sale securities					instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
Total gains (losses)
Included in net income	-	-	-	-	-	18	7	25	25
Included in other comprehensive income	-	-	-	1	1	-	-	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	5	16	21	-	-	-	21
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(4)	(12)	(16)	(25)	55	30	14
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	(2)	-	-	-	(2)	-	-	-	(2)
Fair value, September 30, 2017	$-	$8	$40	$36	$84	$(12)	$-	$(12)	$72
The amount of total gains (losses) included in net income attributable to assets held at the reporting date						$18	$-	$18	$18

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of September 30, 2018 and March 31, 2018.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three and six months ended September 30, 2018 and as of and for the year ended March 31, 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	September 30, 2018
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$52,926	$-	$-	$52,444	$52,444
Wholesale	9,514	-	-	9,557	9,557
Real estate	4,421	-	-	4,366	4,366
Working capital	2,288	-	-	2,314	2,314

Financial liabilities
Commercial paper	$25,287	$-	$25,287	$-	$25,287
Unsecured notes and loans payable	58,412	-	56,229	2,297	58,526
Secured notes and loans payable	14,529	-	-	14,499	14,499

	March 31, 2018
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$52,374	$-	$-	$52,081	$52,081
Wholesale	10,365	-	-	10,413	10,413
Real estate	4,492	-	-	4,409	4,409
Working capital	2,222	-	-	2,197	2,197

Financial liabilities
Commercial paper	$27,313	$-	$27,313	$-	$27,313
Unsecured notes and loans payable	57,402	-	55,441	2,341	57,782
Secured notes and loans payable	13,638	-	-	13,588	13,588

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $175 million and $189 million at September 30, 2018 and March 31, 2018, respectively.  Fair values of related party finance receivables, net are classified as Level 3 of the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 of the fair value hierarchy.

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

Investments in marketable securities consisted of the following:

	September 30, 2018
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$2,150	$-	$(20)	$2,130
Municipal debt securities	9	1	-	10
Corporate debt securities	180	-	(4)	176
Mortgage-backed securities:
U.S. government agency	36	-	(1)	35
Non-agency residential	1	1	-	2
Non-agency commercial	29	-	(1)	28
Asset-backed securities	47	-	(1)	46
Total available-for-sale debt securities	$2,452	$2	$(27)	$2,427
Equity investments				$2,176
Total investments in marketable securities				$4,603

	March 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations	$2,821	$-	$(23)	$2,798
Municipal debt securities	10	1	-	11
Certificates of deposit	475	-	(1)	474
Commercial paper	52	-	-	52
Corporate debt securities	203	1	(3)	201
Mortgage-backed securities:
U.S. government agency	38	1	-	39
Non-agency residential	1	1	-	2
Non-agency commercial	30	-	(1)	29
Asset-backed securities	39	-	-	39
Equity investments	2,196	11	(23)	2,184
Total investments in marketable securities	$5,865	$15	$(51)	$5,829

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of September 30, 2018.  Available-for-sale debt securities and equity investments in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of March 31, 2018.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Available-for-sale securities:
Realized (losses) gains on sales	$(1)	$1	$(1)	$42

Equity investments:
Unrealized losses recognized	$(15)		$(40)

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

	September 30, 2018
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within 1 year	$1,708	$1,698
Due after 1 year through 5 years	399	394
Due after 5 years through 10 years	157	152
Due after 10 years	75	72
Mortgage-backed and asset-backed securities[1]	113	111
Total	$2,452	$2,427

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net

Finance receivables, net consist of retail receivables and dealer financing, which includes accrued interest and deferred fees and costs, net of the allowance for credit losses and deferred income.  Finance receivables, net also includes securitized retail receivables, which represent retail receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements, as discussed further in Note 9 – Variable Interest Entities.  Cash flows from these securitized retail receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Finance receivables, net consisted of the following:

	September 30,	March 31,
	2018	2018
Retail receivables	$42,094	$41,265
Securitized retail receivables	11,863	12,130
Dealer financing	16,538	17,420
	70,495	70,815

Deferred origination (fees) and costs, net	650	630
Deferred income	(1,370)	(1,335)
Allowance for credit losses
Retail and securitized retail receivables	(307)	(312)
Dealer financing	(140)	(151)
Total allowance for credit losses	(447)	(463)
Finance receivables, net	$69,328	$69,647

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	September 30,	March 31,
	2018	2018
Aging of finance receivables:
Current	$52,973	$52,559
30-59 days past due	715	613
60-89 days past due	189	158
90 days or greater past due	80	65
Total	$53,957	$53,395

	Wholesale		Real Estate		Working Capital
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2018	2018	2018	2018	2018	2018
Credit quality indicators:
Performing	$8,441	$9,451	$3,993	$4,070	$2,195	$2,118
Credit Watch	1,104	946	530	484	102	105
At Risk	91	75	29	29	51	33
Default	2	41	-	47	-	21
Total	$9,638	$10,513	$4,552	$4,630	$2,348	$2,277

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2018	2018	2018	2018	2018	2018

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$95	$107	$95	$107	$7	$14
Real estate	39	86	39	86	2	5
Working capital	50	55	50	55	48	51
Total	$184	$248	$184	$248	$57	$70

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$101	$83	$101	$83
Real estate	140	142	140	142
Working capital	21	22	21	22
Total	$262	$247	$262	$247

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$216	$222	$214	$220

Total impaired account balances:
Retail loan	$216	$222	$214	$220
Wholesale	196	190	196	190
Real estate	179	228	179	228
Working capital	71	77	71	77
Total	$662	$717	$660	$715

As of September 30, 2018 and March 31, 2018, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $175 million and $249 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of September 30, 2018 and March 31, 2018, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 6 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$103	$101	$104	$98
Real estate	46	91	60	92
Working capital	51	44	52	40
Total	$200	$236	$216	$230

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$102	$116	$96	$122
Real estate	141	97	141	100
Working capital	21	-	21	-
Total	$264	$213	$258	$222

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$220	$222	$221	$221

Total impaired account balances:
Retail loan	$220	$222	$221	$221
Wholesale	205	217	200	220
Real estate	187	188	201	192
Working capital	72	44	73	40
Total	$684	$671	$695	$673

Interest income on impaired finance receivables and interest income recognized using a cash-basis method of accounting during the three and six months ended September 30, 2018 and 2017 were not significant. The primary source of interest income on impaired finance receivables is from performing troubled debt restructurings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2018 and 2017 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and six months ended September 30, 2018 and 2017.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2018 and 2017, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and six months ended September 30, 2018 and 2017, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consist of leases, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 9 - Variable Interest Entities.  Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	September 30,	March 31,
	2018	2018
Investments in operating leases	$40,949	$42,863
Securitized investments in operating leases	10,391	7,869
	51,340	50,732
Deferred origination (fees) and costs, net	(231)	(224)
Deferred income	(2,027)	(1,700)
Accumulated depreciation	(10,061)	(9,977)
Allowance for credit losses	(138)	(134)
Investments in operating leases, net	$38,883	$38,697

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Allowance for credit losses at beginning of period	$600	$611	$597	$622
Charge-offs	(105)	(124)	(218)	(243)
Recoveries	23	22	50	45
Provision for credit losses	67	127	156	212
Allowance for credit losses at end of period	$585	$636	$585	$636

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Three Months Ended September 30, 2018
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, July 1, 2018	$313	$150	$463
Charge-offs	(76)	-	(76)
Recoveries	12	-	12
Provision for credit losses	58	(10)	48
Ending balance, September 30, 2018	$307	$140	$447

	Six Months Ended September 30, 2018
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2018	$312	$151	$463
Charge-offs	(151)	-	(151)
Recoveries	26	-	26
Provision for credit losses	120	(11)	109
Ending balance, September 30, 2018	$307	$140	$447

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$57	$57
Ending balance: Collectively evaluated for impairment	$307	$83	$390

Finance Receivables:
Ending balance, September 30, 2018	$53,957	$16,538	$70,495
Ending balance: Individually evaluated for impairment	$-	$446	$446
Ending balance: Collectively evaluated for impairment	$53,957	$16,092	$70,049

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $216 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of September 30, 2018, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment. The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2018 includes $1,054 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $137 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

	Three Months Ended September 30, 2017
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, July 1, 2017	$322	$131	$453
Charge-offs	(86)	-	(86)
Recoveries	13	-	13
Provision for credit losses	110	(8)	102
Ending balance, September 30, 2017	$359	$123	$482

	Six Months Ended September 30, 2017
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2017	$344	$123	$467
Charge-offs	(165)	-	(165)
Recoveries	26	-	26
Provision for credit losses	154	-	154
Ending balance, September 30, 2017	$359	$123	$482

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$45	$45
Ending balance: Collectively evaluated for impairment	$359	$78	$437

Finance Receivables:
Ending balance, September 30, 2017	$52,155	$16,231	$68,386
Ending balance: Individually evaluated for impairment	$-	$403	$403
Ending balance: Collectively evaluated for impairment	$52,155	$15,828	$67,983

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $220 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of September 30, 2017, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2017 includes $1,086 million in finance receivables that are guaranteed by TMNA, and $175 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	September 30,	March 31,
	2018	2018
Aggregate balances 60 or more days past due
Finance receivables	$269	$223
Investments in operating leases	120	106
Total	$389	$329

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	September 30, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$715	$189	$80	$984	$52,973	$53,957	$56
Wholesale	-	-	-	-	9,638	9,638	-
Real estate	-	-	-	-	4,552	4,552	-
Working capital	-	-	-	-	2,348	2,348	-
Total	$715	$189	$80	$984	$69,511	$70,495	$56

	March 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$613	$158	$65	$836	$52,559	$53,395	$46
Wholesale	-	-	-	-	10,513	10,513	-
Real estate	-	-	-	-	4,630	4,630	-
Working capital	-	-	-	-	2,277	2,277	-
Total	$613	$158	$65	$836	$69,979	$70,815	$46

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements.  All of our derivative activities are authorized and monitored by our management and our Asset Liability Committee which provides a framework for financial controls and governance to manage market risk.  As of September 30, 2018, we did not have any hedge accounting derivatives.

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  We have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2018 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	September 30, 2018
	Non-hedge
	accounting derivatives
		Fair
	Notional	value
Other assets:
Interest rate swaps	$65,114	$889
Foreign currency swaps	2,442	105
Total	$67,556	$994

Counterparty netting and collateral held		(945)
Carrying value of derivative contracts – Other assets		$49

Other liabilities:
Interest rate swaps	$50,007	$837
Foreign currency swaps	9,975	696
Total	$59,982	$1,533

Counterparty netting and collateral posted		(1,502)
Carrying value of derivative contracts – Other liabilities		$31

As of September 30, 2018, we held collateral of $366 million, which offset derivative assets, and we posted collateral of $923 million, which offset derivative liabilities.  In addition, there was $579 million in counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $24 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets.  We posted excess collateral of $9 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

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

As of March 31, 2018, we held collateral of $737 million, which offset derivative assets, and we posted collateral of $262 million, which offset derivative liabilities.  In addition, there was $560 million in counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $11 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets.  We posted excess collateral of $3 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest expense on debt	$637	$484	$1,238	$951
Interest income on derivatives	(22)	(18)	(47)	(34)
Interest expense on debt and derivatives, net	615	466	1,191	917

(Gains) losses on non-hedge accounting debt denominated in foreign currencies	(161)	373	(807)	1,023
Losses (gains) on non-hedge accounting foreign currency swaps	172	(383)	855	(1,033)
Losses (gains) on U.S. dollar non-hedge accounting interest rate swaps	76	(4)	145	(7)
Total interest expense	$702	$452	$1,384	$900

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses on non-hedge accounting derivatives and debt denominated in foreign currencies exclude net interest settlements and changes in accruals.  Ineffectiveness related to hedge accounting derivatives was not significant for the three and six months ended September 30, 2018 and 2017.  Cash flows associated with hedge accounting, non-hedge accounting, and de-designated derivatives are reported in Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the three and six months ended September 30, 2018 and 2017 as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	September 30,	March 31,	September 30,	March 31,
	2018	2018	2018	2018
Commercial paper	$25,287	$27,313	2.32%	1.80%
Unsecured notes and loans payable	58,412	57,402	2.42%	2.18%
Secured notes and loans payable	14,529	13,638	2.36%	1.95%
Total debt	$98,228	$98,353	2.38%	2.04%

The carrying value of our debt includes unamortized premiums, discounts and debt issuance costs of $343 million and $353 million as of September 30, 2018 and March 31, 2018, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $25.4 billion, $58.7 billion, and $14.6 billion, respectively, as of September 30, 2018, and $27.4 billion, $57.6 billion and $13.7 billion, respectively, as of March 31, 2018.

As of September 30, 2018, our commercial paper had a weighted average remaining maturity of 83 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2049.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0.0 percent to 5.0 percent at September 30, 2018 and March 31, 2018.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  At September 30, 2018 and March 31, 2018, the carrying values of these foreign currency denominated unsecured notes and loans payable were $11.7 billion and $13.3 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 1.1 percent to 3.1 percent at September 30, 2018 and 1.1 percent to 2.5 percent at March 31, 2018.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 9 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Variable Interest Entities

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	September 30, 2018
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$625	$11,863	$11,658	$6	$9,613	$8
Investments in operating leases	344	10,391	7,557	158	4,916	4
Total	$969	$22,254	$19,215	$164	$14,529	$12

	March 31, 2018
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$729	$12,130	$11,927	$7	$9,958	$7
Investments in operating leases	297	7,869	5,706	118	3,680	3
Total	$1,026	$19,999	$17,633	$125	$13,638	$10

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,530 million and $1,520 million of securities retained by TMCC at September 30, 2018 and March 31, 2018, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

(Dollars in millions)

(Unaudited)

Note 9 – Variable Interest Entities (Continued)

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018 and revenues earned from these dealers during the three and six months ended September 30, 2018 and 2017 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of September 30, 2018 and March 31, 2018 and revenues earned under these relationships during the three and six months ended September 30, 2018 and 2017 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Liquidity Facilities and Letters of Credit

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2018 and March 31, 2018.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements
TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2018, TMCC had committed bank credit facilities totaling $5.6 billion of which $2.1 billion, $825 million, $2.2 billion, and $475 million mature in fiscal 2019, 2020, 2021, and 2022, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2018 and March 31, 2018. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	September 30,	March 31,
	2018	2018
Commitments:
Credit facilities commitments with dealers	$1,448	$1,286
Minimum lease commitments	152	162
Total commitments	1,600	1,448
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,700	$1,548

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in August 2032, with TMNA for our headquarters facility in Plano, Texas.  Minimum lease commitments in the table above include $101 million and $105 million for facilities leases with affiliates at September 30, 2018 and March 31, 2018, respectively.  At September 30, 2018, minimum future commitments under lease agreements to which we are a lessee, including those with affiliates, are as follows:

Future minimum
Years ending March 31,	lease payments
2019	$12
2020	21
2021	17
2022	19
2023	12
Thereafter	71
Total	$152

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2018 and March 31, 2018.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2018, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2018 and March 31, 2018, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Income Taxes

Our effective tax rate was 31 percent and 28 percent for the three and six months ended September 30, 2018, compared to 37 percent for the same periods in fiscal 2018.  Our provision for income taxes was $87 million and $109 million for the three and six months ended September 30, 2018, compared to $70 million and $166 million for the same periods in fiscal 2018.   The decreases in the effective tax rate for the three and six months ended September 30, 2018 compared to the same periods in fiscal 2018 were due to the reduction of the federal statutory income tax rate by the TCJA from 35 percent to 21 percent and the adjustment to the deemed repatriation tax as described below.  The decreases to the effective tax rate for the three and six months ended September 30, 2018 were partially offset by a higher state tax provision from enacted law changes.

Our assessment of the impact of the TCJA is substantially complete, and is reflected in our financial statements as of September 30, 2018 and for the three and six months then ended.  During the first quarter of fiscal 2019, we recorded an adjustment resulting in a tax benefit of $10 million related to the provisional deemed repatriation tax previously recorded in fiscal 2018.  This adjustment was a result of new information which became available during the first quarter of fiscal 2019.  Upon completion of our fiscal 2018 income tax return, we may identify additional revaluation adjustments to our recorded deferred tax liabilities, including the deemed repatriation tax.  The issuance of future administrative guidance may further clarify the interpretation of the new law and require adjustments to the provisional amount we recorded for the deemed repatriation tax.  Any adjustment required to this provisional amount is not expected to be material.

Tax-related Contingencies

As of September 30, 2018, we remain under IRS examination for fiscal 2018 and 2019.  The IRS examination for fiscal 2017 was concluded in the first quarter of fiscal 2019.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended September 30, 2018, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $2.6 billion and $1.6 billion at September 30, 2018 and March 31, 2018, respectively, and were primarily due to the deferred deduction of allowance for credit losses and residual value losses and federal tax loss carryforward which has no expiration.  The total deferred tax liability, net of these deferred tax assets, was $5.4 billion and $5.3 billion at September 30, 2018 and March 31, 2018, respectively.  Realization with respect to the federal tax loss carryforward is dependent on generating sufficient income.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Related Party Transactions

As of September 30, 2018, there were no material changes to our related party agreements or relationships as described in our fiscal 2018 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total financing revenues:
Manufacturers’ subvention and other revenues	$472	$382	$944	$750

Interest expense:
Credit support fees, interest and other expenses	$24	$24	$49	$48

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$44	$45	$89	$89

Investment and other income, net:
Interest and other income	$2	$3	$4	$7

Expenses:
Operating and administrative expenses	$24	$23	$47	$42
Insurance losses and loss adjustment expenses[1]	$(1)	$1	$(3)	$(4)

[1]	Amount includes the transfer of insurance losses and loss adjustment expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Related Party Transactions (Continued)

	September 30,	March 31,
	2018	2018
Assets:
Cash and cash equivalents
Commercial paper	$-	$255

Investments in marketable securities
Commercial paper	$-	$52

Finance receivables, net
Accounts receivable	$176	$191
Deferred retail subvention income	$(1,317)	$(1,279)

Investments in operating leases, net
Investments in operating leases, net	$6	$6
Deferred lease subvention income	$(2,005)	$(1,682)

Other assets
Notes receivable	$247	$68
Other receivables, net	$16	$310

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$340	$328
Other payables, net	$83	$74
Notes payable	$15	$18

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of September 30, 2018 and March 31, 2018, the subvention receivable from TMNA was $197 million and $279 million, respectively. The subvention receivable is recorded in Other receivables, net in Other assets on our Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended September 30, 2018
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,890	$-	$-	$2,890
Depreciation on operating leases	1,662	-	-	1,662
Interest expense	707	-	(5)	702
Net financing revenues	521	-	5	526

Insurance earned premiums and contract revenues	-	226	-	226
Investment and other income, net	51	10	(5)	56
Net financing and other revenues	572	236	-	808

Expenses:
Provision for credit losses	67	-	-	67
Operating and administrative expenses	262	86	-	348
Insurance losses and loss adjustment expenses	-	112	-	112
Total expenses	329	198	-	527

Income before income taxes	243	38	-	281
Provision for income taxes	77	10	-	87

Net income	$166	$28	$-	$194

	Six Months Ended September 30, 2018
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$5,726	$-	$-	$5,726
Depreciation on operating leases	3,428	-	-	3,428
Interest expense	1,394	-	(10)	1,384
Net financing revenues	904	-	10	914

Insurance earned premiums and contract revenues	-	450	-	450
Investment and other income, net	99	7	(10)	96
Net financing and other revenues	1,003	457	-	1,460

Expenses:
Provision for credit losses	156	-	-	156
Operating and administrative expenses	503	169	-	672
Insurance losses and loss adjustment expenses	-	237	-	237
Total expenses	659	406	-	1,065

Income before income taxes	344	51	-	395
Provision for income taxes	96	13	-	109

Net income	$248	$38	$-	$286

Total assets at September 30, 2018	$117,265	$4,955	$(1,160)	$121,060

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Segment Information (Continued)

Insurance operations – Revenue Recognition

For the three and six months ended September 30, 2018, approximately 84 percent of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the revenue recognition guidance.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and six months ended September 30, 2018.

We had $2.2 billion of unearned insurance premiums and contract revenues within the scope of the revenue recognition guidance included in Other liabilities as of April 1, 2018, June 30, 2018 and September 30, 2018.  We recognized $178 million and $345 million of the unearned amount in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during the three and six months ended September 30, 2018, respectively, which was included in Other liabilities as of June 30, 2018 and April 1, 2018, respectively.  We expect to recognize as revenue approximately $344 million of the unearned amount in the remainder of fiscal 2019, $598 million in fiscal 2020, and $1.3 billion thereafter.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Segment Information (Continued)

	Three Months Ended September 30, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,647	$-	$-	$2,647
Depreciation on operating leases	1,719	-	-	1,719
Interest expense	455	-	(3)	452
Net financing revenues	473	-	3	476

Insurance earned premiums and contract revenues	-	221	-	221
Investment and other income, net	36	23	(3)	56
Net financing and other revenues	509	244	-	753

Expenses:
Provision for credit losses	127	-	-	127
Operating and administrative expenses	259	78	-	337
Insurance losses and loss adjustment expenses	-	102	-	102
Total expenses	386	180	-	566

Income before income taxes	123	64	-	187
Provision for income taxes	47	23	-	70

Net income	$76	$41	$-	$117

	Six Months Ended September 30, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$5,245	$-	$-	$5,245
Depreciation on operating leases	3,400	-	-	3,400
Interest expense	906	-	(6)	900
Net financing revenues	939	-	6	945

Insurance earned premiums and contract revenues	-	437	-	437
Investment and other income, net	68	82	(6)	144
Net financing and other revenues	1,007	519	-	1,526

Expenses:
Provision for credit losses	212	-	-	212
Operating and administrative expenses	492	158	-	650
Insurance losses and loss adjustment expenses	-	216	-	216
Total expenses	704	374	-	1,078

Income before income taxes	303	145	-	448
Provision for income taxes	112	54	-	166

Net income	$191	$91	$-	$282

Total assets at September 30, 2017	$116,463	$4,741	$(1,104)	$120,100

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

Fiscal 2019 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2019 (“fiscal 2019”), the United States (“U.S.”) economy continued to expand.  The unemployment rate reached its lowest level in nearly two decades, which has resulted in wage growth for consumers. Additionally, consumer confidence has risen to historically high levels.  However, student and auto related debt balances have increased and represent a larger portion of the consumer debt mix.  Concurrently, delinquencies for student and auto related debt have also increased.  In addition, uncertainties surrounding future trade policy have begun to impact the outlook for future economic growth.  Changes in the economy that adversely impact the consumer, such as higher interest rates, elevated debt levels and an increase in unemployment from the current low levels could adversely impact our results of operations in the future.

Industry-wide vehicle sales in the U.S. were relatively consistent despite elevated sales incentives during the first half of fiscal 2019 as compared to the same period in fiscal 2018.  Vehicle sales by TMNA decreased 6 percent and our financing volume decreased 2 percent for the first half of fiscal 2019 compared to the same period in fiscal 2018 primarily due to lower consumer demand for Toyota and Lexus vehicles.  As a result of a slight increase in subvention levels, our overall market share increased 2 percentage points for the first half of fiscal 2019 compared to the same period in fiscal 2018.

Used vehicle values for Toyota and Lexus vehicles improved slightly in the first half of fiscal 2019 compared to the same period in fiscal 2018.  Declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle sales incentives and a larger lease portfolio resulting in higher future maturities could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during the first half of fiscal 2019.  However, concerns regarding international trade policy led to periods of volatility.  During the first half of fiscal 2019, our interest expense increased as compared to the same period in fiscal 2018 as a result of higher interest rates.  Future changes in interest rates in the U.S. and foreign markets could result in further volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Net income:
Finance operations[1]	$166	$76	$248	$191
Insurance operations[1]	28	41	38	91
Total net income	$194	$117	$286	$282

[1]	Refer to Note 14 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $286 million and $194 million for the first half and second quarter of fiscal 2019 compared to $282 million and $117 million for the same periods of fiscal 2018.  The increase in net income for the first half of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to a $481 million increase in total financing revenues, a $57 million decrease in provision for income taxes, a $56 million decrease in provision for credit losses, partially offset by a $484 million increase in interest expense, a $48 million decrease in investment and other income, net, a $28 million increase in depreciation on operating leases, and a $21 million increase in insurance losses and loss adjustment expenses.  The increase in net income for the second quarter of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to a $243 million increase in total financing revenues, a $60 million decrease in provision for credit losses, and a $57 million decrease in depreciation on operating leases, partially offset by a $250 million increase in interest expense, a $17 million increase in provision for income taxes, and a $10 million increase in insurance losses and loss adjustment expenses.

Our overall capital position increased $0.2 billion, bringing total shareholder’s equity to $13.1 billion at September 30, 2018 as compared to $12.9 billion at March 31, 2018.  Our debt decreased to $98.2 billion at September 30, 2018 from $98.4 billion at March 31, 2018.  Our debt-to-equity ratio decreased to 7.5 at September 30, 2018 from 7.6 at March 31, 2018.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Financing revenues:
Operating lease	$2,167	$2,016	7%	$4,293	$3,997	7%
Retail	547	490	12%	1,082	964	12%
Dealer	176	141	25%	351	284	24%
Total financing revenues	2,890	2,647	9%	5,726	5,245	9%
Depreciation on operating leases	1,662	1,719	(3)%	3,428	3,400	1%
Interest expense	707	455	55%	1,394	906	54%
Net financing revenues	521	473	10%	904	939	(4)%

Investment and other income, net	51	36	42%	99	68	46%
Net financing and other revenues	572	509	12%	1,003	1,007	-%

Expenses:
Provision for credit losses	67	127	(47)%	156	212	(26)%
Operating and administrative expenses	262	259	1%	503	492	2%
Total expenses	329	386	(15)%	659	704	(6)%

Income before income taxes	243	123	98%	344	303	14%
Provision for income taxes	77	47	64%	96	112	(14)%

Net income from finance operations	$166	$76	118%	$248	$191	30%

Our finance operations reported net income of $248 million and $166 million for the first half and second quarter of fiscal 2019, respectively, compared to $191 million and $76 million for the same periods in fiscal 2018.  The increase in net income from finance operations for the first half of fiscal 2019 compared to same period in fiscal 2018 was primarily due to a $481 million increase in total financing revenues, a $56 million decrease in provision for credit losses, and a $31 million increase in investment and other income, net, partially offset by a $488 million increase in interest expense, and a $28 million increase in depreciation on operating leases.  The increase in net income from finance operations for the second quarter of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to a $243 million increase in total financing revenues, a $60 million decrease in provision for credit losses, a $57 million decrease in depreciation on operating leases, and a $15 million increase in investment and other income, net, partially offset by a $252 million increase in interest expense, and a $30 million increase in provision for income taxes.

Financing Revenues

Total financing revenues increased 9 percent during the first half and second quarter of fiscal 2019 as compared to the same periods in fiscal 2018 due to the following:

•

Operating lease revenues increased 7 percent in both the first half and second quarter of fiscal 2019 as compared to the same periods in fiscal 2018, due to higher portfolio yields and increases in subvention revenue.

•

Retail financing revenues increased 12 percent in both the first half and second quarter of fiscal 2019 as compared to the same periods in fiscal 2018 due to higher portfolio yields and higher average outstanding earning asset balances.

•

Dealer financing revenues increased 24 percent and 25 percent in the first half and second quarter of fiscal 2019, respectively, as compared to the same periods in fiscal 2018, primarily due to higher portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 4.2 percent and 4.5 percent for the first half and second quarter of fiscal 2019, respectively, compared to 3.4 percent and 3.5 percent for the same periods in fiscal 2018.

Depreciation on Operating Leases

We reported depreciation on operating leases of $3,428 million and $1,662 million during the first half and second quarter of fiscal 2019, respectively, compared to $3,400 million and $1,719 million for the same periods in fiscal 2018.  The decrease in depreciation expense for the second quarter of fiscal 2019 as compared to the same period in fiscal 2018 was primarily due to improvements in used vehicle values which resulted in lower residual value losses.

Interest Expense

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  The following table summarizes the components of interest expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Interest expense on debt	$637	$484	$1,238	$951
Interest income on derivatives	(22)	(18)	(47)	(34)
Interest expense on debt and derivatives	615	466	1,191	917

(Gains) losses on non-hedge accounting debt denominated in foreign currencies	(161)	373	(807)	1,023
Losses (gains) on non-hedge accounting foreign currency swaps	172	(383)	855	(1,033)
Losses (gains) on U.S. dollar non-hedge accounting interest rate swaps	76	(4)	145	(7)
Total interest expense	$702	$452	$1,384	$900

During the first half and second quarter of fiscal 2019, total interest expense increased to $1,384 million and $702 million, respectively, from $900 million and $452 million, respectively, in the same periods in fiscal 2018.  The increase in total interest expense for the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018 is primarily attributable to an increase in interest expense on debt and derivatives, losses on U.S. dollar non-hedge accounting interest rate swaps, and losses on non-hedge accounting foreign currency swaps net of non-hedge accounting debt denominated in foreign currencies.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, commercial paper and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  Interest expense on debt and derivatives in the first half and second quarter of fiscal 2019 increased to $1,191 million and $615 million, respectively, from $917 million and $466 million, respectively, in the same periods in fiscal 2018, due to higher weighted average interest rates.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first half of fiscal 2019, we recorded net losses of $48 million, as losses on our non-hedge accounting foreign currency swaps were partially offset by gains on our non-hedge accounting debt denominated in foreign currencies primarily as a result of increases in foreign currency swap rates across the various currencies in which our debt is denominated.  During the second quarter of fiscal 2019, we recorded net losses of $11 million, as losses on our non-hedge accounting foreign currency swaps were largely offset by gains on our non-hedge accounting debt denominated in foreign currencies primarily as a result of offsetting foreign currency swap rates across the various currencies in which our debt is denominated.  During both the first half and second quarter of fiscal 2018, we recorded net gains of $10 million, as gains on our non-hedge accounting foreign currency swaps were largely offset by losses on our non-hedge accounting debt denominated in foreign currencies as a result of offsetting foreign currency swap rates across the various currencies in which our debt is denominated.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the change in the valuation of interest rate swaps.  During the first half and second quarter of fiscal 2019, we recorded losses of $145 million and $76 million, respectively, primarily as a result of increases in U.S. dollar swap rates, with the majority of losses attributable to our pay-float swaps.  During the first half of fiscal 2018, we recorded gains of $7 million primarily as a result of slight decreases in the longer tenor U.S. dollar swap rates, with the gains from our longer-term pay-float swaps exceeding the losses on our shorter-term pay-fixed swaps. During the second quarter of fiscal 2018, we recorded gains of $4 million as a result of increases in U.S. dollar swap rates across all relevant tenors, with the gains on our shorter-term pay-fixed swaps exceeding the losses on our longer-term pay-float swaps.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $99 million and $51 million for the first half and second quarter of fiscal 2019, respectively, compared to $68 million and $36 million for the same periods in fiscal 2018.  The increase in investment and other income, net for the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018 was primarily due to rising interest rates.

Provision for Credit Losses

We recorded a provision for credit losses of $156 million and $67 million for the first half and second quarter of fiscal 2019 compared to $212 million and $127 million for the same periods in fiscal 2018, respectively.  The decrease in the provision for credit losses for the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018 was driven by favorable credit loss experience due to recent focus on late stage collection activities.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $503 million and $262 million for the first half and second quarter of fiscal 2019, respectively, compared to $492 million and $259 million for the same periods in fiscal 2018.  The increase in operating and administrative expenses for the first half and second quarter of fiscal 2019 was due to an increase in general operating expenses.  We also continue to incur expenses associated with the relocation of our headquarters, including deferred compensation and other relocation expenses.  We will incur deferred compensation expenses relating to our relocation over the next two years.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Agreements (units in thousands)
Issued	645	650	(1)%	1,280	1,285	-%
Average in force	8,918	8,194	9%	8,828	8,077	9%

(Dollars in millions)
Insurance earned premiums and contract revenues	$226	$221	2%	$450	$437	3%
Investment and other income, net	10	23	(57)%	7	82	(91)%
Revenues from insurance operations	236	244	(3)%	457	519	(12)%

Expenses:
Insurance losses and loss adjustment expenses	112	102	10%	237	216	10%
Operating and administrative expenses	86	78	10%	169	158	7%
Total expenses	198	180	10%	406	374	9%

Income before income taxes	38	64	(41)%	51	145	(65)%
Provision for income taxes	10	23	(57)%	13	54	(76)%

Net income from insurance operations	$28	$41	(32)%	$38	$91	(58)%

Our insurance operations reported net income of $38 million and $28 million for the first half and second quarter of fiscal 2019, respectively, compared to $91 million and $41 million for the same periods in fiscal 2018.  The decrease in net income from insurance operations for the first half of fiscal 2019 compared to the same period in fiscal 2018 was primarily due to a $75 million decrease in investment and other income, net, and a $21 million increase in insurance losses and loss adjustment expenses, partially offset by a $41 million decrease in provision for income taxes.   The decrease in net income from insurance operations for the second quarter of fiscal 2019, compared to the same period in fiscal 2018, was primarily due to a $13 million decrease in investment and other income, net, and a $10 million increase in insurance losses and loss adjustment expenses, and a $8 million increase in operating and administrative expenses partially offset by a $13 million decrease in provision for income taxes.

Agreements issued decreased slightly for both the first half and second quarter of fiscal 2019, respectively, compared to the same periods in fiscal 2018.  The average number of agreements in force increased 9 percent for both the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018.  While the number of agreements issued decreased slightly for the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018, the average number of agreements in force has increased due to insurance portfolio growth in recent years, most notably in guaranteed auto protection agreements, prepaid maintenance agreements, and tire and wheel protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $450 million and $226 million for the first half and second quarter of fiscal 2019, respectively, compared to $437 million and $221 million for the same periods in fiscal 2018.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues in the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018 was primarily due to insurance portfolio growth in recent years.

As previously disclosed in our fiscal 2018 Form 10-K filing, the wholesale inventory insurance program was discontinued effective September 30, 2018.  The discontinuation of the wholesale inventory program is not expected to have a significant impact on our future results of operations or financial condition for our insurance operations.

Investment and Other Income, Net

Our insurance operations reported investment and other income, net of $7 million and $10 million for the first half and second quarter of fiscal 2019, respectively, compared to $82 million and $23 million for the same periods in fiscal 2018.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, and changes in fair value from equity investments.  Investment and other income, net in the first half and second quarter of fiscal 2018 primarily consisted of realized gains from the sale of a portion of our fixed income mutual funds portfolio to take advantage of favorable market conditions.  Prior to April 1, 2018, our equity investments were considered available-for-sale and changes in fair value were recorded in Accumulated other comprehensive income until realized.  As a result of the adoption of new accounting guidance in the first quarter of fiscal 2019, all equity investments are measured at fair value with changes in fair value recognized in net income.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $237 million and $112 million for the first half and second quarter of fiscal 2019, respectively, compared to $216 million and $102 million for the same periods in fiscal 2018.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in insurance losses and loss adjustment expenses in the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018 was primarily due to an increase in losses in our tire and wheel protection, guaranteed auto protection agreements, and prepaid maintenance agreements.  The increases in our tire and wheel protection and prepaid maintenance losses were due to a higher number of average in force agreements, as well as an increase in the severity of claims.  The increase in our guaranteed auto protection agreement losses was due to an increase in the frequency and severity of claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $169 million and $86 million for the first half and second quarter of fiscal 2019, respectively, compared to $158 million and $78 million for the same periods in fiscal 2018.  The increase in operating and administrative expenses in the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018 was attributable to higher product and dealer back-end expenses driven by the continued growth of our insurance business.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes was $109 million and $87 million for the first half and second quarter of fiscal 2019, respectively, compared to $166 million and $70 million for the same periods in fiscal 2018.  Our effective tax rate was 28 percent and 31 percent for the first half and second quarter of fiscal 2019, respectively, compared to 37 percent for the same periods in fiscal 2018. The decreases in the effective tax rate for the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018 were due to the reduction of the federal statutory income tax rate by the Tax Cut and Jobs Act of 2017 from 35 percent to 21 percent and the adjustment to the deemed repatriation tax as described in Note 12 – Income Taxes in the Notes to the Consolidated Financial Statements.  The decreases in effective tax rate for the first half and second quarter of fiscal 2019 were partially offset by a higher state tax provision from enacted law changes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2018	2017	Change	2018	2017	Change
TMNA new sales volume[1]	497	539	(8)%	952	1,009	(6)%

Vehicle financing volume:[2]
New retail contracts	146	172	(15)%	302	319	(5)%
Used retail contracts	64	64	-%	129	132	(2)%
Lease contracts	137	139	(1)%	273	270	1%
Total	347	375	(7)%	704	721	(2)%

TMNA subvened vehicle financing volume (units included in the above table):
New retail contracts	80	99	(19)%	196	181	8%
Used retail contracts	6	16	(63)%	19	37	(49)%
Lease contracts	131	130	1%	261	249	5%
Total	217	245	(11)%	476	467	2%

TMNA subvened vehicle financing volume as a percent of vehicle financing volume:
New retail contracts	54.8%	57.6%		64.9%	56.7%
Used retail contracts	9.4%	25.0%		14.7%	28.0%
Lease contracts	95.6%	93.5%		95.6%	92.2%
Overall subvened contracts	62.5%	65.3%		67.6%	64.8%

Market share:[3]
Retail contracts	29.4%	31.9%		31.6%	31.5%
Lease contracts	27.6%	25.6%		28.7%	26.6%
Total	57.0%	57.5%		60.3%	58.1%

[1]

Represents total domestic TMNA sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMNA new sales volume was comprised of 85 percent Toyota and 15 percent Lexus for the first half and second quarter of both fiscal 2019 and 2018.

[2]

Total financing volume was comprised of approximately 81 percent Toyota, 16 percent Lexus, and 3 percent non-Toyota/Lexus for the first half and second quarter of fiscal 2019.  Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first half and second quarter of fiscal 2018.

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

Vehicle sales by TMNA decreased 6 percent and 8 percent for the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018 primarily due to lower consumer demand for Toyota and Lexus vehicles.  Our financing volume decreased 2 percent and 7 percent for the first half and second quarter of fiscal 2019 compared to the same periods in fiscal 2018 as a result of lower consumer demand for Toyota and Lexus vehicles.  As a result of a slight increase in the level of subvention for the first half of fiscal 2019, our market share increased 2 percentage points compared to the same period in fiscal 2018.  Despite the decline in financing volume, our market share was relatively consistent for the second quarter of fiscal 2019 compared to the same period in fiscal 2018.

The composition of our net earning assets is summarized below:

	September 30,	March 31,
(Dollars in millions)	2018	2018	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$52,930	$52,378	1%
Dealer financing, net[1]	16,398	17,269	(5)%
Total finance receivables, net	69,328	69,647	-%
Investments in operating leases, net	38,883	38,697	-%
Net earning assets	$108,211	$108,344	-%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	968	988	(2)%
Dealers outside of the Toyota/Lexus dealer network	355	364	(2)%
Total number of dealers receiving wholesale financing	1,323	1,352	(2)%

Dealer inventory outstanding (units in thousands)	295	334	(12)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Despite an 8 percent increase in the level of retail subvention, our new retail contract volume decreased 5 percent during the first half fiscal 2019 as compared to the same period in fiscal 2018 primarily due to lower consumer demand for Toyota and Lexus vehicles.  Our retail market share was relatively consistent during the first half of fiscal 2019 compared to the same period in fiscal 2018 as a result of higher levels of subvention.

Our new retail contract volume decreased 15 percent and our market share decreased 3 percentage points during the second quarter of fiscal 2019 as compared to the same periods in fiscal 2018.  The decrease in new retail contract volume for the second quarter of fiscal 2019 compared to the same period in fiscal 2018 was due to lower consumer demand for Toyota and Lexus vehicles and competition from other financial institutions.  The decrease in market share during the second quarter of fiscal 2019 as compared to the same period in fiscal 2018 was due to lower levels of subvention.

Our retail finance receivables, net increased 1 percent at September 30, 2018 as compared to March 31, 2018 as a result of an increase in the average amount financed.

Lease Contract Volume and Earning Assets

Despite lower vehicle sales by TMNA, our lease contract volume increased slightly and our lease market share increased 2 percentage points during the first half of fiscal 2019 compared to the same period in fiscal 2018.  Our lease market share increased during the first half of fiscal 2019 compared to the same period in fiscal 2018, due to higher levels of subvention.

Our lease contract volume decreased slightly while our lease market share increased 2 percentage points during the second quarter of fiscal 2019 as compared to the same period in fiscal 2018.  Our lease market share increased during the second quarter of fiscal 2019 compared to the same period in fiscal 2018 due to higher levels of subvention.

Our investments in operating leases, net, increased slightly at September 30, 2018, as compared to March 31, 2018.

Dealer Financing and Earning Assets

Dealer financing, net at September 30, 2018, decreased 5 percent from March 31, 2018 due primarily to a decrease in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Depreciation on operating leases (dollars in millions)	$1,662	$1,719	(3)%	$3,428	$3,400	1%
Average operating lease units outstanding (in thousands)	1,487	1,466	1%	1,486	1,457	2%

Depreciation expense on operating leases remained relatively unchanged during the first half of fiscal 2019 as compared to the same period in fiscal 2018.  Depreciation expense on operating leases decreased 3 percent during the second quarter of fiscal 2019, compared to the same period in fiscal 2018, primarily due to improvements in used vehicle values which resulted in lower residual value losses.  As a result of the increased focus on leasing in recent years, by both us and the automotive finance industry, we expect maturities will increase in fiscal 2019, which will result in an increase in the supply of used vehicles and could unfavorably impact used vehicle values.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

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

The following table provides information related to our credit loss experience:

	September 30,	March 31,	September 30,
	2018	2018	2017
Net charge-offs as a percentage of average gross earning assets[1]
Finance receivables	0.35%	0.44%	0.40%
Operating leases	0.22%	0.31%	0.31%
Total	0.31%	0.39%	0.37%

Default frequency as a percentage of outstanding contracts	1.48%	1.46%	1.48%
Average loss severity per unit[2]	$7,223	$7,497	$7,406

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.38%	0.32%	0.38%
Operating leases[4]	0.31%	0.27%	0.32%
Total	0.36%	0.30%	0.36%

[1]	Net charge-off ratios have been annualized using six month results for the periods ended September 30, 2018 and 2017.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased from 0.37 percent at September 30, 2017 to 0.31 percent at September 30, 2018 due to recent focus on late stage collection activities.  Default frequency as a percentage of outstanding contracts remained consistent at 1.48 percent for the first half of fiscal 2019 and 2018.  Our average loss severity for the first half of fiscal 2019 decreased to $7,223 from $7,406 in the first half of fiscal 2018 due to recent focus on late stage collection activities as well as changes in our purchasing practices that have improved the overall quality of our portfolio.  Our delinquencies remained consistent at 0.36 percent at September 30, 2018 and 2017, but have increased from 0.30 percent at March 31, 2018 reflective of our typical seasonal pattern for delinquency.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could increase our credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Allowance for credit losses at beginning of period	$600	$611	$597	$622
Charge-offs	(105)	(124)	(218)	(243)
Recoveries	23	22	50	45
Provision for credit losses	67	127	156	212
Allowance for credit losses at end of period	$585	$636	$585	$636

Our allowance for credit losses decreased $51 million from $636 million at September 30, 2017 to $585 million at September 30, 2018 primarily due to lower credit loss experience, which was partially offset by deterioration in the financial performance of certain dealers.  Changes in the economy that impact the consumer such as increasing interest rates and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	September 30,	March 31,
(Dollars in millions)	2018	2018
Commercial paper[1]	$25,287	$27,313
Unsecured notes and loans payable[2]	58,412	57,402
Secured notes and loans payable[3]	14,529	13,638
Total debt	$98,228	$98,353
[1]	Includes unamortized premium/discount.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.2 billion to $11.1 billion with an average balance of $9.2 billion during the quarter ended September 30, 2018.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support is provided to us by our indirect parent Toyota Financial Services Corporation (“TFSC”), and, in turn to TFSC by TMC.  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not a guarantee by TMC or TFSC of any securities or obligations of TFSC or TMCC, respectively.  The fees paid pursuant to these agreements are disclosed in Note 13 – Related Party Transactions of the Notes to Consolidated Financial Statements.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $25.4 billion to $28.8 billion during the quarter ended September 30, 2018, with an average outstanding balance of $27.5 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Other		Total unsecured notes and loans payable[5]
Balance at March 31, 2018¹	$35,465		$15,900		$6,281		$57,646
Issuances	7,420	[2]	631	[3]	1,591	[4]	9,642
Maturities and terminations	(5,034)		(965)		(1,826)		(7,825)
Non-cash changes in foreign currency rates	-		(794)		(18)		(812)
Balance at September 30, 2018¹	$37,851		$14,772		$6,028		$58,651

[1]	Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, and other carrying value adjustments.
[2]

MTNs and domestic bonds issued during the first half of fiscal 2019 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 2.4 percent to 4.0 percent.

[3]	EMTNs issued during the first half of fiscal 2019 had terms to maturity of approximately 5 years and had interest rates at the time of issuance ranging from 2.9 percent to 3.1 percent.
[4]	Consists of borrowings with terms to maturity of less than one year and interest rates at the time of issuance ranging from 2.0 percent to of 2.5 percent.
[5]

Consists of fixed and variable rate debt and other obligations.  Upon the issuance of fixed rate debt and other obligations, we generally elect to enter into pay-float swaps.  Refer to “Derivative Instruments” for further discussion.

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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2018, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €21.9 billion was available for issuance at September 30, 2018.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are currently in compliance with these covenants.

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

Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of September 30, 2018 and March 31, 2018, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2018 and March 31, 2018.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2018, TMCC had committed bank credit facilities totaling $5.6 billion of which $2.1 billion, $825 million, $2.2 billion, and $475 million mature in fiscal 2019, 2020, 2021, and 2022 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2018 and March 31, 2018. We are currently in compliance with the covenants and conditions of the credit agreements described above.

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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements.  All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee which provides a framework for financial controls and governance to manage market risk.

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

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  We have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2018, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of September 30, 2018, we had no hedge accounting derivatives.

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in our Consolidated Statements of Income.  As of September 30, 2018 and March 31, 2018, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 31, 2018, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	September 30,	March 31,
(Dollars in millions)	2018	2018
Gross derivatives assets, net of credit valuation adjustment	$994	$1,358
Less: Counterparty netting and collateral	(945)	(1,297)
Derivative assets, net	$49	$61

Gross derivative liabilities, net of credit valuation adjustment	$1,533	$828
Less: Counterparty netting and collateral	(1,502)	(822)
Derivative liabilities, net	$31	$6

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2018, we held collateral of $366 million, which offset derivative assets, and we posted collateral of $923 million, which offset derivative liabilities.  In addition, there was $579 million of counterparty netting included for both derivative assets and derivative liabilities as of September 30, 2018.  We also held excess collateral of $24 million which we did not use to offset derivative assets, and we posted excess collateral of $9 million which we did not use to offset derivative liabilities.  As of March 31, 2018, we held collateral of $737 million, which offset derivative assets, and we posted collateral of $262 million which offset derivative liabilities.  In addition, there was $560 million of counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $11 million, which we did not use to offset derivative assets, and we posted excess collateral of $3 million which we did not use to offset derivative liabilities.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at September 30, 2018 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of September 30, 2018, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2018 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	September 30,	March 31,
(Dollars in millions)	2018	2018
Credit Rating
AA	$-	$5
A	51	58
Total net counterparty credit exposure	$51	$63

We exclude from the table above credit valuation adjustments which were not significant as of September 30, 2018 and March 31, 2018 related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statements of Income.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bond obligations that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  Refer to Note 11 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 15 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2018 Form 10-K, as well as in Note 11 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 11 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) concluded that the disclosure controls and procedures were effective as of September 30, 2018, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Refer to Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 73.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1	Amended and Restated Agency Agreement, dated September 14, 2018, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch	(3)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Accounting Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K dated September 17, 2018, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 7, 2018	By	/s/ Mark Templin
Mark Templin
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 7, 2018	By	/s/ Ron Chu
Ron Chu
Group Vice President and Chief Accounting Officer