Form 10-Q
period 2018-12-31
TOYOTA MOTOR CREDIT CORP
filed 2019-02-07
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 31, 2019, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Financing revenues:
Operating lease	$2,212	$2,068	$6,505	$6,065
Retail	578	498	1,660	1,462
Dealer	178	140	529	424
Total financing revenues	2,968	2,706	8,694	7,951
Depreciation on operating leases	1,717	1,778	5,145	5,178
Interest expense	699	428	2,083	1,328
Net financing revenues	552	500	1,466	1,445

Insurance earned premiums and contract revenues	226	220	676	657
Investment and other income, net	68	66	164	210
Net financing revenues and other revenues	846	786	2,306	2,312

Expenses:
Provision for credit losses	110	108	266	320
Operating and administrative	347	323	1,019	973
Insurance losses and loss adjustment expenses	106	100	343	316
Total expenses	563	531	1,628	1,609

Income before income taxes	283	255	678	703
Provision (benefit) for income taxes	69	(2,821)	178	(2,655)

Net income	$214	$3,076	$500	$3,358

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income	$214	$3,076	$500	$3,358
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax (provision) benefit of ($2), $8, ($3) and ($7), respectively]	4	(13)	1	13
Reclassification adjustment for net losses (gains) on available-for-sale marketable securities included in investment and other income, net [net of tax (benefit) provision of ($3), $1, ($3) and $17, respectively]	8	(2)	9	(28)
Other comprehensive income (loss)	12	(15)	10	(15)
Comprehensive income	$226	$3,061	$510	$3,343

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	December 31,	March 31,
	2018	2018
ASSETS
Cash and cash equivalents	$4,929	$3,540
Restricted cash and cash equivalents	982	1,219
Investments in marketable securities	2,902	5,829
Finance receivables, net	69,587	69,647
Investments in operating leases, net	38,562	38,697
Other assets	2,160	1,614
Total assets	$119,122	$120,546

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$95,929	$98,353
Deferred income taxes	5,459	5,326
Other liabilities	4,454	3,987
Total liabilities	105,842	107,666

Commitments and contingencies (Refer to Note 11)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2018 and March 31, 2018	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(7)	(29)
Retained earnings	12,370	11,992
Total shareholder's equity	13,280	12,880
Total liabilities and shareholder's equity	$119,122	$120,546

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 9).

	December 31,	March 31,
	2018	2018
ASSETS
Finance receivables, net	$11,109	$11,927
Investments in operating leases, net	6,514	5,706
Other assets	256	125
Total assets	$17,879	$17,758

LIABILITIES
Debt	$13,310	$13,638
Other liabilities	12	10
Total liabilities	$13,322	$13,648

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Net income for the nine months ended December 31, 2017	-	-	-	3,358	3,358
Other comprehensive loss, net of tax	-	-	(15)	-	(15)
Balance at December 31, 2017	$915	$2	$10	$11,940	$12,867

Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Cumulative-effect of change in accounting policy	-	-	12	(122)	(110)
Net income for the nine months ended December 31, 2018	-	-	-	500	500
Other comprehensive income, net of tax	-	-	10	-	10
Balance at December 31, 2018	$915	$2	$(7)	$12,370	$13,280

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$500	$3,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,217	5,237
Recognition of deferred income	(1,747)	(1,467)
Provision for credit losses	266	320
Amortization of deferred costs	464	459
Foreign currency and other adjustments to the carrying value of debt, net	(867)	1,219
Net losses (gains) from investments in marketable securities	60	(45)
Net change in:
Derivative assets	4	(27)
Other assets and accrued interest	(49)	(79)
Deferred income taxes	163	(2,520)
Derivative liabilities	(3)	(46)
Other liabilities	245	70
Net cash provided by operating activities	4,253	6,479

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,094)	(6,501)
Proceeds from sales of investments in marketable securities	1,708	1,333
Proceeds from maturities of investments in marketable securities	2,265	4,757
Acquisition of finance receivables	(18,433)	(19,257)
Collection of finance receivables	18,050	18,003
Net change in wholesale and certain working capital receivables	610	758
Acquisition of investments in operating leases	(12,604)	(12,562)
Disposals of investments in operating leases	8,526	7,221
Long term loans to affiliates	(569)	-
Payments on long term loans from affiliates	29	-
Net change in financing support provided to affiliates	-	244
Other, net	(32)	(53)
Net cash used in investing activities	(1,544)	(6,057)

Cash flows from financing activities:
Proceeds from issuance of debt	16,906	16,124
Payments on debt	(16,954)	(18,486)
Net change in commercial paper	(1,509)	1,407
Net change in financing support provided by affiliates	-	7
Net cash used in financing activities	(1,557)	(948)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,152	(526)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	4,759	5,285
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$5,911	$4,759
Supplemental disclosures:
Interest paid, net	$1,655	$1,302
Income taxes paid, net	$30	$73

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and nine months ended December 31, 2018 and 2017 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2018 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2019 (“fiscal 2019”).

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

The cumulative effect of the changes made to our Consolidated Balance Sheet as of April 1, 2018 for the adoption of the revenue recognition guidance was as follows:

	March 31,	Adjustments related	April 1,
	2018	to adoption	2018
Assets:
Other assets	$1,614	$73	$1,687

Liabilities and shareholder's equity:
Deferred income taxes	$5,326	$(36)	$5,290
Other liabilities	3,987	219	4,206
Retained earnings	11,992	(110)	11,882

The impact on our Consolidated Statement of Income for the adoption of the revenue recognition guidance was as follows:

	Nine Months Ended December 31, 2018
		Effect of	Balances without
	As reported	adoption	adoption
Insurance earned premiums and contract revenues	$676	$6	$682
Provision for income taxes	178	1	179
Net income	500	5	505
Comprehensive income	510	5	515

The effect of adoption of the revenue recognition guidance on our Consolidated Statement of Income for the three months ended December 31, 2018 was not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

The impact on our Consolidated Balance Sheet for the adoption of revenue recognition guidance was as follows:

	December 31, 2018
		Effect of	Balances without
	As reported	adoption	adoption
Assets:
Other assets	$2,160	$(73)	$2,087

Liabilities and shareholder's equity:
Deferred income taxes	$5,459	$37	$5,496
Other liabilities	4,454	(225)	4,229
Retained earnings	12,370	115	12,485

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

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Accounting Guidance Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard.  The FASB also subsequently issued guidance amending and clarifying various aspects of the new leases guidance.  The new leasing standard represents a wholesale change to lease accounting for lessees and requires additional disclosures regarding leasing arrangements. We will adopt the new lease guidance on April 1, 2019 using the optional transition method and do not expect a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Upon adoption, we expect to recognize lease liabilities and right-of-use assets (at their present value) in our Consolidated Balance Sheets related to the future minimum lease payments disclosed in Note 11 – Commitments and Contingencies.  While our assessment is not complete, we do not expect this guidance to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued new guidance that introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.   The FASB also subsequently issued guidance amending and clarifying aspects of the new impairment model.  This accounting guidance is effective for us on April 1, 2020.  We expect this new guidance will result in an increase in our allowance for credit losses with a cumulative-effect adjustment to our opening retained earnings in the period of adoption.  The magnitude of the increase in our allowance for credit losses is under evaluation. We are currently evaluating the other potential impacts of this guidance on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued new guidance that requires certain premiums on callable debt securities to be amortized to the earliest call date.  This accounting guidance is effective for us on April 1, 2019.  We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

	December 31, 2018
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$187	$18	$-	$-	$205
Municipal debt securities	-	10	-	-	10
Commercial paper	-	189	-	-	189
Corporate debt securities	-	175	-	-	175
Mortgage-backed securities:
U.S. government agency	-	36	-	-	36
Non-agency residential	-	-	2	-	2
Non-agency commercial	-	-	39	-	39
Asset-backed securities	-	-	48	-	48
Available-for-sale debt securities total	187	428	89	-	704
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					667
Total return bond funds	1,531	-	-	-	1,531
Equity investments total	1,531	-	-	-	2,198
Investments in marketable securities total	1,718	428	89	-	2,902
Derivative assets:
Interest rate swaps	-	607	-	-	607
Foreign currency swaps	-	78	-	-	78
Counterparty netting and collateral	-	-	-	(628)	(628)
Derivative assets total	-	685	-	(628)	57
Assets at fair value	1,718	1,113	89	(628)	2,959
Derivative liabilities:
Interest rate swaps	-	(591)	(30)	-	(621)
Foreign currency swaps	-	(756)	-	-	(756)
Counterparty netting and collateral	-	-	-	1,374	1,374
Liabilities at fair value	-	(1,347)	(30)	1,374	(3)
Net assets at fair value	$1,718	$(234)	$59	$746	$2,956

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three and nine months ended December 31, 2018 and 2017 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended December 31, 2018
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, October 1, 2018	$30	$46	$76	$(59)	$17
Total gains (losses)
Included in net income	-	-	-	23	23
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	11	5	16	-	16
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	(3)	(3)	6	3
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, December 31, 2018	$41	$48	$89	$(30)	$59
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$23	$23

	Three Months Ended December 31, 2017
						Total net
					Derivative	assets
	Available-for-sale securities				instruments, net	(liabilities)

				Total
	Corporate	Mortgage-	Asset-	available-	Interest
	debt	backed	backed	for-sale	rate
	securities	securities	securities	securities	swaps
Fair value, October 1, 2017	$8	$40	$36	$84	$(12)	$72
Total gains (losses)
Included in net income	-	-	-	-	6	6
Included in other comprehensive income	-	-	(1)	(1)	-	(1)
Purchases, issuances, sales, and settlements
Purchases	-	-	10	10	-	10
Issuances	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Settlements	-	(4)	(7)	(11)	4	(7)
Transfers in to Level 3	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-
Fair value, December 31, 2017	$8	$36	$38	$82	$(2)	$80
The amount of total gains (losses) included in net income attributable to assets held at the reporting date					$6	$6

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

	Nine Months Ended December 31, 2018
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2018	$31	$39	$70	$(21)	$49
Total gains (losses)
Included in net income	-	-	-	5	5
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	16	25	41	-	41
Issuances	-	-	-	-	-
Sales	-	(4)	(4)	-	(4)
Settlements	(6)	(12)	(18)	(14)	(32)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, December 31, 2018	$41	$48	$89	$(30)	$59
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$5	$5

	Nine Months Ended December 31, 2017
									Total net
						Derivative			assets
	Available-for-sale securities					instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
Total gains (losses)
Included in net income	-	-	-	-	-	24	7	31	31
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	5	26	31	-	-	-	31
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	-	(8)	(19)	(27)	(21)	55	34	7
Transfers in to Level 3	-	-	-	-	-	-	-	-	-
Transfers out of Level 3	(2)	-	-	-	(2)	-	-	-	(2)
Fair value, December 31, 2017	$-	$8	$36	$38	$82	$(2)	$-	$(2)	$80
The amount of total gains (losses) included in net income attributable to assets held at the reporting date						$24	$-	$24	$24

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2018 and March 31, 2018.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three and nine months ended December 31, 2018 and as of and for the year ended March 31, 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	December 31, 2018
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$53,014	$-	$-	$52,817	$52,817
Wholesale	9,513	-	-	9,572	9,572
Real estate	4,455	-	-	4,267	4,267
Working capital	2,422	-	-	2,437	2,437

Financial liabilities
Commercial paper	$25,794	$-	$25,794	$-	$25,794
Unsecured notes and loans payable	56,825	-	54,943	2,300	57,243
Secured notes and loans payable	13,310	-	-	13,289	13,289

	March 31, 2018
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$52,374	$-	$-	$52,081	$52,081
Wholesale	10,365	-	-	10,413	10,413
Real estate	4,492	-	-	4,409	4,409
Working capital	2,222	-	-	2,197	2,197

Financial liabilities
Commercial paper	$27,313	$-	$27,313	$-	$27,313
Unsecured notes and loans payable	57,402	-	55,441	2,341	57,782
Secured notes and loans payable	13,638	-	-	13,588	13,588

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $180 million and $189 million at December 31, 2018 and March 31, 2018, respectively.  Fair values of related party finance receivables, net are classified as Level 3 of the fair value hierarchy.

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

Investments in marketable securities consisted of the following:

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$209	$1	$(5)	$205
Municipal debt securities	9	1	-	10
Commercial paper	189	-	-	189
Corporate debt securities	180	-	(5)	175
Mortgage-backed securities:
U.S. government agency	36	1	(1)	36
Non-agency residential	1	1	-	2
Non-agency commercial	40	-	(1)	39
Asset-backed securities	48	-	-	48
Total available-for-sale debt securities	$712	$4	$(12)	$704
Equity investments				$2,198
Total investments in marketable securities				$2,902

	March 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations	$2,821	$-	$(23)	$2,798
Municipal debt securities	10	1	-	11
Certificates of deposit	475	-	(1)	474
Commercial paper	52	-	-	52
Corporate debt securities	203	1	(3)	201
Mortgage-backed securities:
U.S. government agency	38	1	-	39
Non-agency residential	1	1	-	2
Non-agency commercial	30	-	(1)	29
Asset-backed securities	39	-	-	39
Equity investments	2,196	11	(23)	2,184
Total investments in marketable securities	$5,865	$15	$(51)	$5,829

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of December 31, 2018.  Available-for-sale debt securities and equity investments in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of March 31, 2018.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Available-for-sale securities:
Realized (losses) gains	$(11)	$3	$(12)	$45

Equity investments:
Unrealized losses recognized	$(8)		$(48)

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

	December 31, 2018
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within 1 year	$264	$264
Due after 1 year through 5 years	96	95
Due after 5 years through 10 years	156	152
Due after 10 years	71	68
Mortgage-backed and asset-backed securities[1]	125	125
Total	$712	$704

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2018	2018
Retail receivables	$42,665	$41,265
Securitized retail receivables	11,327	12,130
Dealer financing	16,744	17,420
	70,736	70,815

Deferred origination (fees) and costs, net	671	630
Deferred income	(1,345)	(1,335)
Allowance for credit losses
Retail and securitized retail receivables	(301)	(312)
Dealer financing	(174)	(151)
Total allowance for credit losses	(475)	(463)
Finance receivables, net	$69,587	$69,647

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	December 31,	March 31,
	2018	2018
Aging of finance receivables:
Current	$52,929	$52,559
30-59 days past due	772	613
60-89 days past due	200	158
90 days or greater past due	91	65
Total	$53,992	$53,395

	Wholesale		Real Estate		Working Capital
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2018	2018	2018	2018	2018
Credit quality indicators:
Performing	$8,540	$9,451	$3,999	$4,070	$2,338	$2,118
Credit Watch	938	946	521	484	92	105
At Risk	176	75	69	29	62	33
Default	5	41	-	47	4	21
Total	$9,659	$10,513	$4,589	$4,630	$2,496	$2,277

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2018	2018	2018	2018	2018

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$168	$107	$168	$107	$21	$14
Real estate	64	86	64	86	6	5
Working capital	66	55	66	55	61	51
Total	$298	$248	$298	$248	$88	$70

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$125	$83	$125	$83
Real estate	153	142	153	142
Working capital	20	22	20	22
Total	$298	$247	$298	$247

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$225	$222	$223	$220

Total impaired account balances:
Retail loan	$225	$222	$223	$220
Wholesale	293	190	293	190
Real estate	217	228	217	228
Working capital	86	77	86	77
Total	$821	$717	$819	$715

As of December 31, 2018 and March 31, 2018, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $322 million and $249 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.  As of December 31, 2018 and March 31, 2018, impaired finance receivables in the retail portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 6 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired loans by class of finance receivables as of the balance sheet date:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$131	$93	$120	$101
Real estate	52	84	61	89
Working capital	58	41	56	39
Total	$241	$218	$237	$229

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$113	$86	$103	$110
Real estate	146	116	144	108
Working capital	21	11	21	6
Total	$280	$213	$268	$224

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$220	$221	$222	$222

Total impaired account balances:
Retail loan	$220	$221	$222	$222
Wholesale	244	179	223	211
Real estate	198	200	205	197
Working capital	79	52	77	45
Total	$741	$652	$727	$675

Interest income on impaired finance receivables and interest income recognized using a cash-basis method of accounting during the three and nine months ended December 31, 2018 and 2017 were not significant. The primary source of interest income on impaired finance receivables is from performing troubled debt restructurings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2018 and 2017 was not significant for each class of finance receivables.  Troubled debt restructurings for non-bankrupt accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and nine months ended December 31, 2018 and 2017.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2018 and 2017, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a subsequent payment default during the three and nine months ended December 31, 2018 and 2017, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

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

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2018	2018
Investments in operating leases	$41,949	$42,863
Securitized investments in operating leases	9,107	7,869
	51,056	50,732
Deferred origination (fees) and costs, net	(234)	(224)
Deferred income	(2,114)	(1,700)
Accumulated depreciation	(10,025)	(9,977)
Allowance for credit losses	(121)	(134)
Investments in operating leases, net	$38,562	$38,697

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Allowance for credit losses at beginning of period	$585	$636	$597	$622
Charge-offs	(121)	(128)	(339)	(371)
Recoveries	22	18	72	63
Provision for credit losses	110	108	266	320
Allowance for credit losses at end of period	$596	$634	$596	$634

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Three Months Ended December 31, 2018
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, October 1, 2018	$307	$140	$447
Charge-offs	(87)	-	(87)
Recoveries	12	-	12
Provision for credit losses	69	34	103
Ending balance, December 31, 2018	$301	$174	$475

	Nine Months Ended December 31, 2018
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2018	$312	$151	$463
Charge-offs	(238)	-	(238)
Recoveries	38	-	38
Provision for credit losses	189	23	212
Ending balance, December 31, 2018	$301	$174	$475

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$88	$88
Ending balance: Collectively evaluated for impairment	$301	$86	$387

Finance Receivables:
Ending balance, December 31, 2018	$53,992	$16,744	$70,736
Ending balance: Individually evaluated for impairment	$-	$596	$596
Ending balance: Collectively evaluated for impairment	$53,992	$16,148	$70,140

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $225 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of December 31, 2018, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2018 includes $1,063 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $135 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

	Three Months Ended December 31, 2017
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, October 1, 2017	$359	$123	$482
Charge-offs	(92)	-	(92)
Recoveries	9	-	9
Provision for credit losses	81	11	92
Ending balance, December 31, 2017	$357	$134	$491

	Nine Months Ended December 31, 2017
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2017	$344	$123	$467
Charge-offs	(257)	-	(257)
Recoveries	35	-	35
Provision for credit losses	235	11	246
Ending balance, December 31, 2017	$357	$134	$491

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$52	$52
Ending balance: Collectively evaluated for impairment	$357	$82	$439

Finance Receivables:
Ending balance, December 31, 2017	$52,892	$17,092	$69,984
Ending balance: Individually evaluated for impairment	$-	$458	$458
Ending balance: Collectively evaluated for impairment	$52,892	$16,634	$69,526

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $222 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of December 31, 2017, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2017 includes $1,089 million in finance receivables that are guaranteed by TMNA, and $165 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

The following table shows aggregate balances of finance receivables and investments in operating leases 60 or more days past due:

	December 31,	March 31,
	2018	2018
Aggregate balances 60 or more days past due
Finance receivables	$291	$223
Investments in operating leases	127	106
Total	$418	$329

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

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class:

	December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$772	$200	$91	$1,063	$52,929	$53,992	$61
Wholesale	1	-	-	1	9,658	9,659	-
Real estate	-	-	-	-	4,589	4,589	-
Working capital	-	-	-	-	2,496	2,496	-
Total	$773	$200	$91	$1,064	$69,672	$70,736	$61

	March 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$613	$158	$65	$836	$52,559	$53,395	$46
Wholesale	-	-	-	-	10,513	10,513	-
Real estate	-	-	-	-	4,630	4,630	-
Working capital	-	-	-	-	2,277	2,277	-
Total	$613	$158	$65	$836	$69,979	$70,815	$46

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements.  All of our derivative activities are authorized and monitored by our management and our Asset Liability Committee which provides a framework for financial controls and governance to manage market risk.  After September 30, 2018, we no longer have any hedge accounting derivatives.

Credit Risk Related Contingent Features

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  We have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2018 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	December 31, 2018
	Non-hedge
	accounting derivatives
		Fair
	Notional	value
Other assets:
Interest rate swaps	$55,019	$607
Foreign currency swaps	2,442	78
Total	$57,461	$685

Counterparty netting and collateral held		(628)
Carrying value of derivative contracts – Other assets		$57

Other liabilities:
Interest rate swaps	$56,553	$621
Foreign currency swaps	9,927	756
Total	$66,480	$1,377

Counterparty netting and collateral posted		(1,374)
Carrying value of derivative contracts – Other liabilities		$3

As of December 31, 2018, we held collateral of $186 million, which offset derivative assets, and we posted collateral of $932 million, which offset derivative liabilities.  In addition, there was $442 million in counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $6 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets.  We posted excess collateral of $34 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

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

(Dollars in millions)

(Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Interest expense on debt	$652	$490	$1,890	$1,441
Interest income on derivatives	(4)	(13)	(51)	(47)
Interest expense on debt and derivatives	648	477	1,839	1,394

(Gains) losses on non-hedge accounting debt denominated in foreign currencies	(178)	123	(985)	1,146
Losses (gains) on non-hedge accounting foreign currency swaps	140	(108)	995	(1,141)
Losses (gains) on U.S. dollar non-hedge accounting interest rate swaps	89	(64)	234	(71)
Total interest expense	$699	$428	$2,083	$1,328

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses on non-hedge accounting derivatives and debt denominated in foreign currencies exclude net interest settlements and changes in accruals.  Ineffectiveness related to hedge accounting derivatives was not significant for the nine months ended December 31, 2018 and for the three and nine months ended December 31, 2017.  Cash flows associated with hedge accounting, non-hedge accounting, and de-designated derivatives are reported in Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

The relative fair value allocation of derivative credit value adjustments for counterparty and non-performance credit risk within interest expense was not significant for the three and nine months ended December 31, 2018 and 2017 as we are fully collateralized on substantially all of our derivatives without regard to credit ratings.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	December 31,	March 31,	December 31,	March 31,
	2018	2018	2018	2018
Commercial paper	$25,794	$27,313	2.56%	1.80%
Unsecured notes and loans payable	56,825	57,402	2.49%	2.18%
Secured notes and loans payable	13,310	13,638	2.55%	1.95%
Total debt	$95,929	$98,353	2.52%	2.04%

The carrying value of our debt includes unamortized premiums, discounts and debt issuance costs of $379 million and $353 million as of December 31, 2018 and March 31, 2018, respectively.  The face value of commercial paper, unsecured notes and loans payable and secured notes and loans payable was $25.9 billion, $57.1 billion, and $13.3 billion, respectively, as of December 31, 2018, and $27.4 billion, $57.6 billion and $13.7 billion, respectively, as of March 31, 2018.

As of December 31, 2018, our commercial paper had a weighted average remaining maturity of 85 days, while our unsecured and secured notes and loans payable mature on various dates through fiscal 2049.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Our unsecured notes and loans payable consist of both fixed and variable rate debt with contractual interest rates ranging from 0.0 percent to 5.0 percent at December 31, 2018 and March 31, 2018.  Upon issuance of fixed rate notes, we generally elect to enter into pay-float swaps to convert fixed rate payments on notes to floating rate payments.

Our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

Certain unsecured notes and loans payable are denominated in various foreign currencies, and include the impact of translation adjustments.  At December 31, 2018 and March 31, 2018, the carrying values of these foreign currency denominated unsecured notes and loans payable were $11.6 billion and $13.3 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with contractual interest rates ranging from 1.1 percent to 3.3 percent at December 31, 2018 and 1.1 percent to 2.5 percent at March 31, 2018.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 9 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	December 31, 2018
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$615	$11,327	$11,109	$6	$9,225	$8
Investments in operating leases	345	9,107	6,514	250	4,085	4
Total	$960	$20,434	$17,623	$256	$13,310	$12

	March 31, 2018
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$729	$12,130	$11,927	$7	$9,958	$7
Investments in operating leases	297	7,869	5,706	118	3,680	3
Total	$1,026	$19,999	$17,633	$125	$13,638	$10

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,425 million and $1,520 million of securities retained by TMCC at December 31, 2018 and March 31, 2018, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018 and revenues earned from these dealers during the three and nine months ended December 31, 2018 and 2017 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due under these relationships as of December 31, 2018 and March 31, 2018 and revenues earned under these relationships during the three and nine months ended December 31, 2018 and 2017 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities as described below:

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2018, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2020, 2022, and 2024, respectively.
The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and had no amounts outstanding as of December 31, 2018 and March 31, 2018.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2018, TMCC had committed bank credit facilities totaling $5.5 billion of which $150 million, $2.6 billion, $275 million, and $2.5 billion mature in fiscal 2019, 2020, 2021, and 2022, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities had no amounts outstanding as of December 31, 2018 and March 31, 2018. We are currently in compliance with the covenants and conditions of the credit agreements described above.

In December 2018, TMCC entered into a $5.0 billion three year revolving credit facility with Toyota Motor Sales, U.S.A., Inc. (“TMS”), an affiliate, expiring in fiscal 2022.  This credit facility may be used for general corporate purposes and had no amount outstanding as of December 31, 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2018	2018
Commitments:
Credit facilities commitments with dealers	$1,404	$1,286
Minimum lease commitments	149	162
Total commitments	1,553	1,448
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,653	$1,548

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We are party to a 15-year lease agreement, which expires in August 2032, with TMNA for our headquarters facility in Plano, Texas.  Minimum lease commitments in the table above include $99 million and $105 million for facilities leases with affiliates at December 31, 2018 and March 31, 2018, respectively.  At December 31, 2018, minimum future commitments under lease agreements to which we are a lessee, including those with affiliates, are as follows:

Future minimum
Years ending March 31,	lease payments
2019	$6
2020	22
2021	18
2022	20
2023	12
Thereafter	71
Total	$149

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2018 and March 31, 2018.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2018, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2018 and March 31, 2018, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Income Taxes

Our provision for income taxes was $69 million and $178 million for the three and nine months ended December 31, 2018, compared to a benefit for income taxes of $2,821 million and $2,655 million for the same periods in fiscal 2018.  Our effective tax rate was 24 percent and 26 percent for the three and nine months ended December 31, 2018.  The change in the provision for income taxes for the three and nine months ended December 31, 2018, compared to the same periods in fiscal 2018, is primarily due to a one-time income tax benefit of $2.9 billion recorded in fiscal 2018, attributable to the revaluation of our net deferred tax liabilities resulting from the reduction of the federal statutory income tax rate by the TCJA from 35 percent to 21 percent.

We have completed our assessment of the impact of the TCJA, and it has been reflected in our financial statements as of December 31, 2018 and for the three and nine months then ended.  During fiscal 2019, we recorded an adjustment resulting in a tax benefit of $9 million related to the provisional deemed repatriation tax previously recorded in fiscal 2018.  This adjustment was a result of new information which became available during the first quarter of fiscal 2019.  Upon the filing of our fiscal 2018 income tax return, we did not identify additional significant revaluation adjustments to our recorded deferred tax liabilities, including the deemed repatriation tax.

Tax-related Contingencies

As of December 31, 2018, we remain under IRS examination for fiscal 2018 and 2019.  The IRS examination for fiscal 2017 was concluded in the first quarter of fiscal 2019.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended December 31, 2018, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $3.0 billion and $1.6 billion at December 31, 2018 and March 31, 2018, respectively, and were primarily due to the deferred deduction of allowance for credit losses and residual value losses and federal tax loss carryforward which has no expiration.  The total deferred tax liability, net of these deferred tax assets, was $5.5 billion and $5.3 billion at December 31, 2018 and March 31, 2018, respectively.  Realization with respect to the federal tax loss carryforward is dependent on generating sufficient income.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Related Party Transactions

In December 2018, TMCC entered into a $5.0 billion three year revolving credit facility with TMS, an affiliate, expiring in fiscal 2022.  This credit facility may be used for general corporate purposes and had no amount outstanding as of December 31, 2018.

Except for the transaction mentioned above, as of December 31, 2018, there were no material changes to our related party agreements or relationships as described in our fiscal 2018 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Total financing revenues:
Manufacturers’ subvention and other revenues	$508	$415	$1,452	$1,165

Interest expense:
Credit support fees, interest and other expenses	$24	$23	$73	$71

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$46	$46	$135	$135

Investment and other income, net:
Interest and other income	$4	$3	$8	$10

Expenses:
Operating and administrative expenses	$24	$19	$71	$61
Insurance losses and loss adjustment expenses[1]	$-	$1	$(3)	$(3)

[1]	Amount includes the transfer of insurance losses and loss adjustment expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Related Party Transactions (Continued)

	December 31,	March 31,
	2018	2018
Assets:
Cash and cash equivalents
Commercial paper	$21	$255

Investments in marketable securities
Commercial paper	$189	$52

Finance receivables, net
Accounts receivable	$182	$191
Deferred retail subvention income	$(1,290)	$(1,279)

Investments in operating leases, net
Investments in operating leases, net	$6	$6
Deferred lease subvention income	$(2,090)	$(1,682)

Other assets
Notes receivable	$607	$68
Other receivables, net	$98	$310

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$340	$328
Other payables, net	$57	$74
Notes payable	$18	$18

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of December 31, 2018 and March 31, 2018, the subvention receivable from TMNA was $209 million and $279 million, respectively. The subvention receivable is recorded in Other receivables, net in Other assets on our Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended December 31, 2018
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,968	$-	$-	$2,968
Depreciation on operating leases	1,717	-	-	1,717
Interest expense	705	-	(6)	699
Net financing revenues	546	-	6	552

Insurance earned premiums and contract revenues	-	226	-	226
Investment and other income, net	43	31	(6)	68
Net financing and other revenues	589	257	-	846

Expenses:
Provision for credit losses	110	-	-	110
Operating and administrative expenses	259	88	-	347
Insurance losses and loss adjustment expenses	-	106	-	106
Total expenses	369	194	-	563

Income before income taxes	220	63	-	283
Provision for income taxes	54	15	-	69

Net income	$166	$48	$-	$214

	Nine Months Ended December 31, 2018
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$8,694	$-	$-	$8,694
Depreciation on operating leases	5,145	-	-	5,145
Interest expense	2,099	-	(16)	2,083
Net financing revenues	1,450	-	16	1,466

Insurance earned premiums and contract revenues	-	676	-	676
Investment and other income, net	142	38	(16)	164
Net financing and other revenues	1,592	714	-	2,306

Expenses:
Provision for credit losses	266	-	-	266
Operating and administrative expenses	762	257	-	1,019
Insurance losses and loss adjustment expenses	-	343	-	343
Total expenses	1,028	600	-	1,628

Income before income taxes	564	114	-	678
Provision for income taxes	150	28	-	178

Net income	$414	$86	$-	$500

Total assets at December 31, 2018	$115,319	$4,880	$(1,077)	$119,122

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Segment Information (Continued)

Insurance operations – Revenue Recognition

For the three and nine months ended December 31, 2018, approximately 84 percent of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the revenue recognition guidance.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and nine months ended December 31, 2018.

We had $2.2 billion of unearned insurance premiums and contract revenues within the scope of the revenue recognition guidance included in Other liabilities as of April 1, 2018 and December 31, 2018.  We recognized $159 million and $504 million of the unearned amount in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during the three and nine months ended December 31, 2018, respectively.  We expect to recognize as revenue approximately $176 million of the unearned amount in the remainder of fiscal 2019, $636 million in fiscal 2020, and $1.4 billion thereafter.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 14 – Segment Information (Continued)

	Three Months Ended December 31, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,706	$-	$-	$2,706
Depreciation on operating leases	1,778	-	-	1,778
Interest expense	431	-	(3)	428
Net financing revenues	497	-	3	500

Insurance earned premiums and contract revenues	-	220	-	220
Investment and other income, net	37	32	(3)	66
Net financing and other revenues	534	252	-	786

Expenses:
Provision for credit losses	108	-	-	108
Operating and administrative expenses	239	84	-	323
Insurance losses and loss adjustment expenses	-	100	-	100
Total expenses	347	184	-	531

Income before income taxes	187	68	-	255
Benefit for income taxes	(2,780)	(41)	-	(2,821)

Net income	$2,967	$109	$-	$3,076

	Nine Months Ended December 31, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$7,951	$-	$-	$7,951
Depreciation on operating leases	5,178	-	-	5,178
Interest expense	1,337	-	(9)	1,328
Net financing revenues	1,436	-	9	1,445

Insurance earned premiums and contract revenues	-	657	-	657
Investment and other income, net	105	114	(9)	210
Net financing and other revenues	1,541	771	-	2,312

Expenses:
Provision for credit losses	320	-	-	320
Operating and administrative expenses	731	242	-	973
Insurance losses and loss adjustment expenses	-	316	-	316
Total expenses	1,051	558	-	1,609

Income before income taxes	490	213	-	703
(Benefit) provision for income taxes	(2,668)	13	-	(2,655)

Net income	$3,158	$200	$-	$3,358

Total assets at December 31, 2017	$117,147	$4,703	$(1,116)	$120,734

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota and Lexus sales volume, new vehicle incentive programs, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including as a result of new legislation or changes in regulation and any compliance costs or changes we may be required to make to our business practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on consumer and dealer financing volume.  Changes in the volume of vehicle sales, sales of our insurance and vehicle and payment protection products, or the level of insurance losses could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2019 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2019 (“fiscal 2019”), the United States (“U.S.”) economy continued to expand.  The unemployment rate reached its lowest level in nearly two decades, which has resulted in wage growth for consumers. Additionally, consumer confidence has risen to historically high levels.  However, uncertainties surrounding future trade policy have begun to impact the outlook for future economic growth.  In addition, student and auto related debt balances have increased and represent a larger portion of the consumer debt mix.  Concurrently, delinquencies for student and auto related debt have also increased.  Changes in the economy that adversely impact the consumer, such as higher interest rates, elevated debt levels and an increase in unemployment from the current low levels could adversely impact our results of operations in the future.

Industry-wide vehicle sales and sales incentives in the U.S. were relatively consistent during the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.  Our financing volume decreased 4 percent for the first nine months of fiscal 2019, compared to the same period in fiscal 2018, primarily due to lower consumer demand for Toyota and Lexus vehicles.  Despite lower levels of subvention, our overall market share remained relatively consistent for the first nine months of fiscal 2019, compared to the same period in fiscal 2018.

Used vehicle values for Toyota and Lexus vehicles improved slightly in the first nine months of fiscal 2019, compared to the same period in fiscal 2018.  Declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle sales incentives and a larger lease portfolio resulting in higher future maturities could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  The global capital markets experienced periods of volatility during the first nine months of fiscal 2019, with the greatest volatility experienced in the third quarter of fiscal 2019, due to concerns about geopolitical events, trade policy, and the future path of U.S. monetary policy.  During the first nine months of fiscal 2019, our interest expense increased as compared to the same period in fiscal 2018 as a result of higher interest rates.  Future changes in interest rates in the U.S. and foreign markets could result in further volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2018	2017	2018	2017
Net income:
Finance operations[1]	$166	$2,967	$414	$3,158
Insurance operations[1]	48	109	86	200
Total net income	$214	$3,076	$500	$3,358

[1]	Refer to Note 14 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $500 million and $214 million for the first nine months and third quarter of fiscal 2019 compared to $3,358 million and $3,076 million for the same periods of fiscal 2018.  The decrease in net income for the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, was primarily due to the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), which resulted in a one-time income tax benefit of $2.9 billion in fiscal 2018.  Our net income for the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, was also impacted by a $755 million and $271 million increase in interest expense, respectively, which was largely offset by a $743 million and $262 million increase in total financing revenues, respectively.

Our overall capital position increased $0.4 billion, bringing total shareholder’s equity to $13.3 billion at December 31, 2018 as compared to $12.9 billion at March 31, 2018.  Our debt decreased to $95.9 billion at December 31, 2018 from $98.4 billion at March 31, 2018.  Our debt-to-equity ratio decreased to 7.2 at December 31, 2018 from 7.6 at March 31, 2018.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Financing revenues:
Operating lease	$2,212	$2,068	7%	$6,505	$6,065	7%
Retail	578	498	16%	1,660	1,462	14%
Dealer	178	140	27%	529	424	25%
Total financing revenues	2,968	2,706	10%	8,694	7,951	9%
Depreciation on operating leases	1,717	1,778	(3)%	5,145	5,178	(1)%
Interest expense	705	431	64%	2,099	1,337	57%
Net financing revenues	546	497	10%	1,450	1,436	1%

Investment and other income, net	43	37	16%	142	105	35%
Net financing and other revenues	589	534	10%	1,592	1,541	3%

Expenses:
Provision for credit losses	110	108	2%	266	320	(17)%
Operating and administrative expenses	259	239	8%	762	731	4%
Total expenses	369	347	6%	1,028	1,051	(2)%

Income before income taxes	220	187	18%	564	490	15%
Provision (benefit) for income taxes	54	(2,780)	102%	150	(2,668)	106%

Net income from finance operations	$166	$2,967	(94)%	$414	$3,158	(87)%

Our finance operations reported net income of $414 million and $166 million for the first nine months and third quarter of fiscal 2019, respectively, compared to $3,158 million and $2,967 million for the same periods in fiscal 2018.  The decrease in net income from finance operations for the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, was primarily due to the enactment of the TCJA, which resulted in a one-time income tax benefit of $2.9 billion in fiscal 2018.  Our net income for the first nine months of fiscal 2019, compared to the same period in fiscal 2018, was also impacted by a $762 million increase in interest expense, which was largely offset by a $743 million increase in total financing revenues, a $54 million decrease in the provision for credit losses, and a $37 million increase in investment and other income, net.  Our net income from finance operations for the third quarter of fiscal 2019, compared to the same period in fiscal 2018, was also impacted by a $274 million increase in interest expense, which was largely offset by a $262 million increase in total financing revenues.

Financing Revenues

Total financing revenues increased 9 percent and 10 percent during the first nine months and third quarter of fiscal 2019 as compared to the same periods in fiscal 2018 due to the following:

•

Operating lease revenues increased 7 percent in both the first nine months and third quarter of fiscal 2019 as compared to the same periods in fiscal 2018 due to higher portfolio yields which have been impacted by higher subvention revenues over the last few years.

•

Retail financing revenues increased 14 percent and 16 percent in the first nine months and third quarter of fiscal 2019, respectively, as compared to the same periods in fiscal 2018 due to higher portfolio yields and higher average outstanding earning asset balances.

•

Dealer financing revenues increased 25 percent and 27 percent in the first nine months and third quarter of fiscal 2019, respectively, as compared to the same periods in fiscal 2018, primarily due to higher portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 4.3 percent and 4.6 percent for the first nine months and third quarter of fiscal 2019, respectively, compared to 3.4 percent and 3.5 percent for the same periods in fiscal 2018.

Depreciation on Operating Leases

We reported depreciation on operating leases of $5,145 million and $1,717 million during the first nine months and third quarter of fiscal 2019, respectively, compared to $5,178 million and $1,778 million for the same periods in fiscal 2018.  The decrease in depreciation expense for the third quarter of fiscal 2019 as compared to the same period in fiscal 2018 was primarily due to improvements in used vehicle values which resulted in lower residual value losses.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2018	2017	2018	2017
Interest expense on debt	$652	$490	$1,890	$1,441
Interest income on derivatives	(4)	(13)	(51)	(47)
Interest expense on debt and derivatives	648	477	1,839	1,394

(Gains) losses on non-hedge accounting debt denominated in foreign currencies	(178)	123	(985)	1,146
Losses (gains) on non-hedge accounting foreign currency swaps	140	(108)	995	(1,141)
Losses (gains) on U.S. dollar non-hedge accounting interest rate swaps	89	(64)	234	(71)
Total interest expense	$699	$428	$2,083	$1,328

During the first nine months of fiscal 2019, total interest expense increased to $2,083 million from $1,328 million in the same period in fiscal 2018. The increase in total interest expense for the first nine months of fiscal 2019, compared to the same period in fiscal 2018, is primarily attributable to an increase in interest expense on debt and higher losses on U.S. dollar non-hedge accounting interest rate swaps. During the third quarter of fiscal 2019, total interest expense increased to $699 million from $428 million in the same period in fiscal 2018. The increase in total interest expense for the third quarter of fiscal 2019, compared to the same period in fiscal 2018, is primarily attributable to an increase in interest expense on debt, and higher losses on U.S. dollar non-hedge accounting interest rate swaps, partially offset by gains on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, commercial paper and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  Interest expense on debt and derivatives in the first nine months and third quarter of fiscal 2019 increased to $1,839 million and $648 million, respectively, from $1,394 million and $477 million, respectively, in the same periods in fiscal 2018, due to higher weighted average interest rates.

Gain or loss on non-hedge accounting debt denominated in foreign currencies represents the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first nine months of fiscal 2019, we recorded net losses of $10 million, as losses on our non-hedge accounting foreign currency swaps were largely offset by gains on our non-hedge accounting debt denominated in foreign currencies as a result of offsetting changes in foreign currency swap rates across the various currencies in which our debt is denominated.  During the third quarter of fiscal 2019, we recorded net gains of $38 million, as gains on our non-hedge accounting debt denominated in foreign currencies were partially offset by losses on our non-hedge accounting foreign currency swaps as a result of decreases in foreign currency swap rates across most tenors.  During the first nine months and third quarter of fiscal 2018, we recorded net losses of $5 million and $15 million, respectively, as losses on our non-hedge accounting debt denominated in foreign currencies were largely offset by gains on our non-hedge accounting foreign currency swaps as a result of offsetting changes in foreign currency swap rates across the various currencies in which our debt is denominated.

Gain or loss on U.S. dollar non-hedge accounting interest rate swaps represents the change in the valuation of interest rate swaps.  During the first nine months and third quarter of fiscal 2019, we recorded losses of $234 million and $89 million, respectively, primarily as a result of decreases in U.S. dollar swap rates across most tenors, particularly in the longer tenors, with the losses on our higher notional, shorter-term pay-fixed swaps exceeding the gains on our longer-term pay-float swaps. During the first nine months and third quarter of fiscal 2018, we recorded gains of $71 million and $64 million, respectively, primarily as a result of increases in U.S. dollar swap rates across all tenors, particularly in the shorter tenors, with the gains on our higher notional, shorter-term pay-fixed swaps exceeding the losses on our longer-term pay-float swaps.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $142 million and $43 million for the first nine months and third quarter of fiscal 2019, respectively, compared to $105 million and $37 million for the same periods in fiscal 2018.  The increase in investment and other income, net for the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, was primarily due to rising interest rates.

Provision for Credit Losses

We recorded a provision for credit losses of $266 million and $110 million for the first nine months and third quarter of fiscal 2019, respectively, compared to $320 million and $108 million for the same periods in fiscal 2018. The decrease in the provision for credit losses for the first nine months of fiscal 2019, compared to the same period in fiscal 2018, was driven by favorable credit loss experience due to a continued focus on late stage collection activities, which was partially offset by deterioration in the financial performance of certain dealers.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $762 million and $259 million for the first nine months and third quarter of fiscal 2019, respectively, compared to $731 million and $239 million for the same periods in fiscal 2018.  The increase in operating and administrative expenses for the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, was due to an increase in general operating expenses.  We also continue to incur expenses associated with the relocation of our headquarters, including deferred compensation and other relocation expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2018	2017	Change	2018	2017	Change
Agreements (units in thousands)
Issued	606	593	2%	1,885	1,879	-%
Average in force	9,081	8,391	8%	8,909	8,178	9%

(Dollars in millions)
Insurance earned premiums and contract revenues	$226	$220	3%	$676	$657	3%
Investment and other income, net	31	32	(3)%	38	114	(67)%
Revenues from insurance operations	257	252	2%	714	771	(7)%

Expenses:
Insurance losses and loss adjustment expenses	106	100	6%	343	316	9%
Operating and administrative expenses	88	84	5%	257	242	6%
Total expenses	194	184	5%	600	558	8%

Income before income taxes	63	68	(7)%	114	213	(46)%
Provision (benefit) for income taxes	15	(41)	137%	28	13	115%

Net income from insurance operations	$48	$109	(56)%	$86	$200	(57)%

Our insurance operations reported net income of $86 million and $48 million for the first nine months and third quarter of fiscal 2019, respectively, compared to $200 million and $109 million for the same periods in fiscal 2018.  The decrease in net income from insurance operations for the first nine months of fiscal 2019, compared to the same period in fiscal 2018, was primarily due to a $76 million decrease in investment and other income, net, and a $27 million increase in insurance losses and loss adjustment expenses.   The decrease in net income from insurance operations for the third quarter of fiscal 2019, compared to the same period in fiscal 2018, was primarily due to the enactment of the TCJA, which resulted in a one-time income tax benefit in fiscal 2018.

Agreements issued increased for both the first nine months and third quarter of fiscal 2019, respectively, compared to the same periods in fiscal 2018.  The average number of agreements in force increased 9 percent and 8 percent for the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018.  The average number of agreements in force has increased due to insurance portfolio growth in recent years, most notably in guaranteed auto protection agreements, prepaid maintenance agreements, and tire and wheel protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $676 million and $226 million for the first nine months and third quarter of fiscal 2019, respectively, compared to $657 million and $220 million for the same periods in fiscal 2018.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by sales issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues in the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, was primarily due to insurance portfolio growth in recent years.

Investment and Other Income, Net

Our insurance operations reported investment and other income, net of $38 million and $31 million for the first nine months and third quarter of fiscal 2019, respectively, compared to $114 million and $32 million for the same periods in fiscal 2018.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, and changes in fair value from equity investments and other-than-temporary impairment on available-for-sale debt securities, if any.  Prior to April 1, 2018, our equity investments were considered available-for-sale and changes in fair value were recorded in Accumulated other comprehensive income until realized.  As a result of the adoption of new accounting guidance in the first quarter of fiscal 2019, all equity investments are measured at fair value with changes in fair value recognized in net income.  The decrease in investment and other income, net in the first nine months of fiscal 2019, compared to the same period in fiscal 2018, was primarily due to recognized losses in fair value from our equity investments of $48 million, partially offset by a $22 million increase in interest and dividend income.  Investment and other income, net in the first nine months of fiscal 2018 was impacted by realized gains from the sale of a portion of our fixed income mutual funds portfolio to take advantage of favorable market conditions.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $343 million and $106 million for the first nine months and third quarter of fiscal 2019, respectively, compared to $316 million and $100 million for the same periods in fiscal 2018.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in insurance losses and loss adjustment expenses in the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, was primarily due to an increase in losses in our tire and wheel protection, guaranteed auto protection agreements, and prepaid maintenance agreements.  The increases in our tire and wheel protection and prepaid maintenance losses were due to a higher number of average in force agreements, as well as an increase in the severity of claims.  The increase in our guaranteed auto protection agreement losses was due to an increase in the frequency and severity of claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $257 million and $88 million for the first nine months and third quarter of fiscal 2019, respectively, compared to $242 million and $84 million for the same periods in fiscal 2018. The increase in operating and administrative expenses in the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, was attributable to higher product and dealer back-end expenses driven by the continued growth of our insurance business.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes was $178 million and $69 million for the first nine months and third quarter of fiscal 2019, respectively, compared to a benefit for income taxes of $2,655 million and $2,821 million for the same periods in fiscal 2018.  Our effective tax rate was 26 percent and 24 percent for the first nine months and third quarter of fiscal 2019, respectively. The change in the provision for income taxes for the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, is primarily due to a one-time $2.9 billion income tax benefit recorded in fiscal 2018, attributable to the revaluation of our net deferred tax liabilities resulting from the reduction of the federal statutory income tax rate by the Tax Cut and Jobs Act of 2017 from 35 percent to 21 percent.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2018	2017	Change	2018	2017	Change
Vehicle financing volume:[1]
New retail contracts	137	165	(17)%	439	484	(9)%
Used retail contracts	62	58	7%	191	190	1%
Lease contracts	120	120	-%	393	390	1%
Total	319	343	(7)%	1,023	1,064	(4)%

TMNA subvened vehicle financing volume (units included in the above table):
New retail contracts	67	113	(41)%	263	294	(11)%
Used retail contracts	6	5	20%	25	42	(40)%
Lease contracts	112	112	-%	373	361	3%
Total	185	230	(20)%	661	697	(5)%

Market share:[2]	56.4%	61.5%		59.1%	59.2%

[1]

Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months of fiscal 2019 and 78 percent Toyota, 19 percent Lexus, and 3 percent non-Toyota/Lexus for the third quarter of fiscal 2019.  Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months and third quarter of fiscal 2018.

[2]

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

Our financing volume decreased 4 percent for the first nine months of fiscal 2019, compared to the same period in fiscal 2018, as a result of lower consumer demand for Toyota and Lexus vehicles.  Despite lower levels of subvention, our market share remained relatively unchanged for the first nine months of fiscal 2019, compared to the same period in fiscal 2018.  Our financing volume decreased 7 percent for the third quarter of fiscal 2019, compared to the same period in fiscal 2018, due to lower consumer demand for Toyota and Lexus vehicles and competition from other financial institutions. Our market share decreased 5 percentage points for the third quarter of fiscal 2019, compared to the same period in fiscal 2018, due to lower levels of subvention and increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	December 31,	March 31,
(Dollars in millions)	2018	2018	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$53,017	$52,378	1%
Dealer financing, net[1]	16,570	17,269	(4)%
Total finance receivables, net	69,587	69,647	-%
Investments in operating leases, net	38,562	38,697	-%
Net earning assets	$108,149	$108,344	-%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	959	988	(3)%
Dealers outside of the Toyota/Lexus dealer network	351	364	(4)%
Total number of dealers receiving wholesale financing	1,310	1,352	(3)%

Dealer inventory outstanding (units in thousands)	292	334	(13)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 9 percent and 17 percent for the first nine months and third quarter of fiscal 2019 as compared to the same periods in fiscal 2018 primarily due to lower demand for Toyota and Lexus vehicles, lower levels of subvention and competition from other financial institutions.

Our retail finance receivables, net increased 1 percent at December 31, 2018 as compared to March 31, 2018 as a result of an increase in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume was relatively consistent for the first nine months and third quarter of fiscal 2019, compared to the same periods in fiscal 2018, and our investments in operating leases, net, remained relatively unchanged at December 31, 2018, as compared to March 31, 2018.

Dealer Financing and Earning Assets

Dealer financing, net at December 31, 2018, decreased 4 percent from March 31, 2018 due primarily to a decrease in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2018	2017	Change	2018	2017	Change
Depreciation on operating leases (dollars in millions)	$1,717	$1,778	(3)%	$5,145	$5,178	(1)%
Average operating lease units outstanding (in thousands)	1,473	1,480	-%	1,482	1,465	1%

Depreciation expense on operating leases remained relatively unchanged during the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.  Depreciation expense on operating leases decreased 3 percent during the third quarter of fiscal 2019, compared to the same period in fiscal 2018, primarily due to improvements in used vehicle values which resulted in lower residual value losses.  Higher average operating lease units outstanding and the resulting increase in maturities, a higher supply of used vehicles, as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

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

The following table provides information related to our credit loss experience:

	December 31,	March 31,	December 31,
	2018	2018	2017
Net charge-offs as a percentage of average gross earning assets[1]
Finance receivables	0.38%	0.44%	0.42%
Operating leases	0.23%	0.31%	0.30%
Total	0.33%	0.39%	0.38%

Default frequency as a percentage of outstanding contracts	1.44%	1.46%	1.46%
Average loss severity per unit[2]	$7,155	$7,497	$7,402

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.41%	0.32%	0.46%
Operating leases[4]	0.33%	0.27%	0.38%
Total	0.38%	0.30%	0.43%

[1]	Net charge-off ratios have been annualized using nine month results for the periods ended December 31, 2018 and 2017.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased to 0.33 percent at December 31, 2018 compared to 0.38 percent at December 31, 2017 due to a continued focus on late stage collection activities.  Default frequency as a percentage of outstanding contracts decreased to 1.44 percent for the first nine months of fiscal 2019, compared to 1.46 percent in the same period in fiscal 2018.  Our average loss severity for the first nine months of fiscal 2019 decreased to $7,155 from $7,402 in the same period of fiscal 2018 due to a continued focus on late stage collection activities as well as changes in our purchasing practices that have improved the overall quality of our portfolio.  Our delinquencies decreased to 0.38 percent at December 31, 2018 compared to 0.43 percent at December 31, 2017, but have increased from 0.30 percent at March 31, 2018 reflective of our typical seasonal pattern for delinquency.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could increase our credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2018	2017	2018	2017
Allowance for credit losses at beginning of period	$585	$636	$597	$622
Charge-offs	(121)	(128)	(339)	(371)
Recoveries	22	18	72	63
Provision for credit losses	110	108	266	320
Allowance for credit losses at end of period	$596	$634	$596	$634

Our allowance for credit losses decreased $38 million from $634 million at December 31, 2017 to $596 million at December 31, 2018 primarily due to lower credit loss experience, which was partially offset by deterioration in the financial performance of certain dealers.  Changes in the economy that impact the consumer such as increasing interest rates and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

	December 31,	March 31,
(Dollars in millions)	2018	2018
Commercial paper[1]	$25,794	$27,313
Unsecured notes and loans payable[2]	56,825	57,402
Secured notes and loans payable[3]	13,310	13,638
Total debt	$95,929	$98,353
[1]	Includes unamortized premium/discount.
[2]

Includes unamortized premium/discount, debt issuance costs, the effects of gains and losses due to foreign currency translation adjustments on non-hedged notes and loans payable which are denominated in foreign currencies, and other carrying value adjustments.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $5.2 billion to $9.0 billion with an average balance of $7.4 billion during the quarter ended December 31, 2018.  We utilized a portion of our excess funds for our immediate funding needs which resulted in a decline in excess funds during the third quarter of fiscal 2019.  As a result of our access to additional liquidity under the $5.0 billion credit facility with TMS, and depending on market conditions and other factors, we may further reduce the amount of excess funds we hold in future periods in an amount up to the size of the facility.  Our credit facility with TMS is further described in Note 10 – Liquidity Facilities and Letters of Credit of the Notes to the Consolidated Financial Statements.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $25.6 billion to $27.6 billion during the quarter ended December 31, 2018, with an average outstanding balance of $26.4 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Other		Total unsecured notes and loans payable[5]
Balance at March 31, 2018¹	$35,465		$15,900		$6,281		$57,646
Issuances	7,447	[2]	1,641	[3]	1,615	[4]	10,703
Maturities and terminations	(7,216)		(1,273)		(1,836)		(10,325)
Non-cash changes in foreign currency rates	-		(922)		(25)		(947)
Balance at December 31, 2018¹	$35,696		$15,346		$6,035		$57,077

[1]	Amounts represent par values and as such exclude unamortized premium/discount, debt issuance costs, and other carrying value adjustments.
[2]

MTNs and domestic bonds issued during the first nine months of fiscal 2019 had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 2.4 percent to 4.0 percent.

[3]

EMTNs issued during the first nine months of fiscal 2019 had terms to maturity ranging from approximately 5 years to 7 years, and had interest rates at the time of issuance ranging from 2.3 percent to 3.1 percent.

[4]	Consists of borrowings with terms to maturity of less than one year and interest rates at the time of issuance ranging from 2.0 percent to of 2.5 percent.
[5]

Consists of fixed and variable rate debt and other obligations.  Upon the issuance of fixed rate debt, we generally elect to enter into pay-float swaps.  Refer to “Derivative Instruments” for further discussion.

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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2018, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €22.3 billion was available for issuance at December 31, 2018.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of December 31, 2018 and March 31, 2018, we did not have any outstanding lease securitization transactions registered with the SEC.

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

For additional liquidity purposes, we maintain credit facilities as described below:

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2018, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2020, 2022, and 2024, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and had no amounts outstanding as of December 31, 2018 and March 31, 2018.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2018, TMCC had committed bank credit facilities totaling $5.5 billion of which $150 million, $2.6 billion, $275 million, and $2.5 billion mature in fiscal 2019, 2020, 2021, and 2022 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities had no amounts outstanding as of December 31, 2018 and March 31, 2018. We are currently in compliance with the covenants and conditions of the credit agreements described above.

In December 2018, TMCC entered into a $5.0 billion three year revolving credit facility with TMS, an affiliate, expiring in fiscal 2022. This credit facility may be used for general corporate purposes and had no amount outstanding as of December 31, 2018.

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

Our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  We have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  However, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2018, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of December 31, 2018, we had no hedge accounting derivatives.

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in Interest expense in our Consolidated Statements of Income.  As of December 31, 2018 and March 31, 2018, we had no outstanding embedded derivatives that are required to be bifurcated. Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 31, 2018, and Note 7 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	December 31,	March 31,
(Dollars in millions)	2018	2018
Gross derivatives assets, net of credit valuation adjustment	$685	$1,358
Less: Counterparty netting and collateral	(628)	(1,297)
Derivative assets, net	$57	$61

Gross derivative liabilities, net of credit valuation adjustment	$1,377	$828
Less: Counterparty netting and collateral	(1,374)	(822)
Derivative liabilities, net	$3	$6

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2018, we held collateral of $186 million, which offset derivative assets, and we posted collateral of $932 million, which offset derivative liabilities.  In addition, there was $442 million of counterparty netting included for both derivative assets and derivative liabilities as of December 31, 2018.  We also held excess collateral of $6 million which we did not use to offset derivative assets, and we posted excess collateral of $34 million which we did not use to offset derivative liabilities.  As of March 31, 2018, we held collateral of $737 million, which offset derivative assets, and we posted collateral of $262 million which offset derivative liabilities.  In addition, there was $560 million of counterparty netting included for both derivative assets and derivative liabilities.  We also held excess collateral of $11 million, which we did not use to offset derivative assets, and we posted excess collateral of $3 million which we did not use to offset derivative liabilities.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at December 31, 2018 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of December 31, 2018, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral agreements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2018 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	December 31,	March 31,
(Dollars in millions)	2018	2018
Credit Rating
AA	$1	$5
A	58	58
Total net counterparty credit exposure	$59	$63

We exclude from the table above credit valuation adjustments which were not significant as of December 31, 2018 and March 31, 2018 related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statements of Income.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer and principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) concluded that the disclosure controls and procedures were effective as of December 31, 2018, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

364 Day Credit Agreement, dated as of November 9, 2018, among Toyota Motor Credit Corporation, Toyota Motor Finance (NETHERLANDS) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., Citibank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Swing Line Lenders, and Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and MUFG Bank, LTD., as Syndication Agents

		(3)

10.2

Three Year Credit Agreement, dated as of November 9, 2018, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., Citibank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Swing Line Lenders, and Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and MUFG Bank, LTD., as Syndication Agents

		(4)

10.3

Five Year Credit Agreement, dated as of November 9, 2018, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., Citibank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Swing Line Lenders, and Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and MUFG Bank, LTD., as Syndication Agents

		(5)

10.4	Revolving Credit Agreement, dated as of December 17, 2018, between TMCC and Toyota Motor Sales, U.S.A., Inc.	(6)

Exhibit Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Accounting Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 13, 2018, Commission File Number 1-9961.
(4)	Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 13, 2018, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 13, 2018, Commission File Number 1-9961.
(6)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed December 19, 2018, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 7, 2019	By	/s/ Mark Templin
Mark Templin
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: February 7, 2019	By	/s/ Ron Chu
Ron Chu
Group Vice President and Chief Accounting Officer