Form 10-K
period 2019-03-31
TOYOTA MOTOR CREDIT CORP
filed 2019-06-04
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3775816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 Headquarters Drive Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 486-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series B Stated Maturity Date January 11, 2028	TM/28	New York Stock Exchange

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

As of April 30, 2019, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2019

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

•

Insurance - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for vehicle and payment protection products sold by dealers in the U.S. Our vehicle and payment protection products include vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance contracts, excess wear and use agreements, tire and wheel protection agreements and key replacement protection.  TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.  Although the vehicle and payment protection products are generally not regulated as insurance products, for ease of reference we collectively refer to the group of products provided by TMIS herein as “insurance products.”

We support growth in earning assets through funding obtained primarily in the global capital markets as well as funds provided by investing and operating activities.  Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for a discussion of our funding activities.

We currently acquire retail and lease contracts from dealers, and TMIS markets insurance products to dealers through 29 dealer sales and services offices (“DSSOs”).  The DSSOs are supported by three regional management offices.  The DSSOs primarily support the dealers by acquiring retail and lease contracts and providing wholesale financing and other dealer financing activities such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  The DSSOs also provide support for our insurance products sold in the U.S.  We collectively refer to the above offices as our “field operations.”

On April 16, 2019, we announced that we will restructure our field operations to better serve our dealer partners by streamlining our field office structure and investing in new technology.  Over the next two years, we will consolidate the field operations locations into three new regional dealer service centers located in Chandler, Arizona (serving the West region), Plano, Texas (serving the Central region) and Atlanta, Georgia (serving the East region).  The dealer lending function will be centralized at the new dealer service center located in Plano, Texas.

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

Available Information

Our filings with the Securities and Exchange Commission (“SEC”) may be found by accessing the SEC website (http://www.sec.gov).  A link to the SEC website and certain of our SEC filings are contained on our website located at: www.toyotafinancial.com under “Investor Relations, SEC Filings”.

Investors and others should note that we announce material financial information using the investor relations section of our website.  We use our website, press releases, as well as social media to communicate with our investors, customers and the general public about our company, our services and other issues.  While not all of the information that we post on our website or on social media is of a material nature, some information could be material.  Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the investor relations section of our website and our Twitter feed (http://www.twitter.com/toyotafinancial).  We are not incorporating any of the information set forth on our website or on social media channels into this filing on Form 10-K.

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

FINANCE OPERATIONS

The table below summarizes our financing revenues, net of depreciation by product.

	Years Ended March 31,
	2019	2018	2017
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	38%	30%	27%
Retail	47%	54%	58%
Dealer	15%	16%	15%
Financing revenues, net of depreciation	100%	100%	100%

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

Credit applications are subject to systematic evaluation.  Our loan origination system evaluates each application to determine if it qualifies for automatic approval or decline without manual intervention (“auto-decisioning”) using specific requirements, including internal credit score and other application characteristics.  Typically, the highest quality credit applications are approved automatically, and the lowest quality credit applications are automatically declined.

Credit analysts (working in our field operations) approve or decline all credit applications that are not auto-decisioned and may also approve an application that has been the subject of an automated decline.  Failure to be automatically approved through auto-decisioning does not mean that an application does not meet our underwriting guidelines.  A credit analyst decisions applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly payment obligation, which is derived, among other things, from the amount financed and the term.  A credit analyst will verify information contained in the credit application if the application presents an elevated level of credit risk.  Our proprietary scoring system assists the credit analyst in the credit review process.  The credit analyst’s final credit decision is made based upon the degree of credit risk perceived by the credit analyst after assessing the strengths and weaknesses of the application.

Completion of the financing process is dependent upon whether the transaction is a retail or lease contract.  For a retail contract, we acquire the retail contract from the dealer and obtain a security interest in the vehicle.  We perfect our security interests in the financed retail vehicles through the applicable state department of motor vehicles (or equivalent) with certificate of title filings or with Uniform Commercial Code (“UCC”) filings, as appropriate.  For a lease contract, except as described below under “Servicing”, we acquire the lease contract and concurrently assume ownership of the leased vehicle.  We have the right to pursue collection actions against a delinquent customer, as well as repossess a vehicle if a customer fails to meet contractual obligations.

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

Subvention and Incentive Programs

Toyota Motor Sales, U.S.A., Inc. (“TMS”), a subsidiary of Toyota Motor North America, Inc. (“TMNA”), is the primary distributor of Toyota and Lexus vehicles in the United States.  In partnership with TMNA and certain non-affiliated third party distributors, we may offer special promotional rates, which we refer to as subvention programs.  TMNA pays us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on the marketing strategies of TMNA, economic conditions, and volume of new and used vehicle sales.  The amount of subvention received varies based on the mix of Toyota and Lexus vehicles included in the promotional rate programs and the timing of the programs.  The majority of our retail and lease contracts are subvened.  We may also offer cash and contractual residual value support incentive programs in partnership with TMNA.  Subvention and other cash incentive program payments are settled at the beginning of the retail or lease contract.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income or a reduction to depreciation expense for lease contracts.

Servicing

Our CSCs are responsible for servicing the consumer portfolio.  A centralized department manages third party vendor relationships responsible for bankruptcy administration, liquidation and post charge-off recovery activities, certain administrative activities, customer services activities and pre-charge-off collections with support from the CSCs.

We use an online collection and auto dialer system that prioritizes collection efforts and signals our collections personnel to make telephone contact with delinquent customers.  We also use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods based on behavioral scoring models (which analyze borrowers’ payment performance, vehicle valuation and credit bureau scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is approximately 80 days past due.  Repossessed vehicles are held for sale to comply with statutory requirements and then sold at private auctions, unless public auctions are required by state law.  Any unpaid amounts remaining after the repossessed vehicle is sold or after taking the full balance charge-off are pursued by us to the extent practical and legally permissible.  Any surplus amounts remaining after recovery fees, disposition costs, and other expenses have been paid, and after any reserve charge-backs, dealer guarantees and optional product refunds have been credited to the customer’s account, are refunded to the customers.  Collections of post-sale deficiencies and full-balance charge-offs are handled by third party vendors and the CSCs.  We charge-off accounts when they are uncollectible or when the account balance becomes 120 days contractually delinquent, whichever occurs first.  However, the CSCs will continue to collect or pursue recovery of the vehicle up to 190 days after the account is past due.

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

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to leased vehicles in the U.S.  This arrangement was established to facilitate lease securitizations.  TMCC services lease contracts acquired by the Titling Trust from Toyota and Lexus dealers.  TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in Investments in operating leases, net on our Consolidated Balance Sheets.

Remarketing

The lessee may purchase the leased vehicle at the contractual residual value or return the leased vehicle to the dealer.  If the leased vehicle is returned to the dealer, the dealer may purchase the leased vehicle or return it to us.  We are responsible for disposing of the leased vehicle if the lessee or dealer does not purchase the vehicle at lease maturity.

In order to minimize losses when vehicles are returned to us, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles.  We use various channels to sell vehicles returned at lease-end or repossessed prior to lease-end, including a dealer direct program (“Dealer Direct”) and physical auctions.

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

TMCC and TMNA are parties to an agreement pursuant to which TMNA will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of a dealer default under wholesale financing.  In addition, we provide other types of wholesale financing to certain Toyota and Lexus dealers and other third parties, at the request of TMNA or private Toyota distributors, and TMNA or the applicable private distributor guarantees the payments by such borrowers.

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

INSURANCE OPERATIONS

TMIS offers vehicle and payment protection products on Toyota, Lexus and other domestic and import vehicles that are sold by dealers as part of the dealer’s sale of a vehicle as further described below.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection and debt cancellation agreements provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle.  Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals.  Excess wear and use agreements are available on leases of Toyota and Lexus vehicles and protect against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection agreements provide coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to a defect in material or workmanship, to the extent not covered by the manufacturer or the tire distributor warranties.  Certain tire and wheel protection agreements also cover expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage.  Key replacement protection provides stand-alone coverage for expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage.

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

Effective September 2018, TMIS discontinued the wholesale inventory insurance program for which certain Toyota, Lexus and other domestic and import dealers obtained coverage for eligible vehicle inventory.  The discontinuation of the wholesale inventory program did not have a significant impact on our results of operations or financial condition for our insurance operations.

RELATIONSHIPS WITH AFFILIATES

TMCC is party to agreements with TMNA and certain TMNA subsidiaries.  For ease of reference herein, we refer solely to the parent entity, TMNA.  As a result, all references to the agreements or activities of TMNA herein that are carried out by a TMNA subsidiary are deemed to also make reference to and include the applicable TMNA subsidiary.

TMNA sponsors subvention, cash and contractual residual value support incentive programs on certain new and used Toyota and Lexus vehicles.  The level of incentive program activity varies based on TMNA marketing strategies, economic conditions, and volume of vehicle sales.

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

TMNA provides shared services to TMCC, including certain technological and administrative services, such as information systems support, facilities, insurance coverage, human resources and other corporate services.  TMCC also provides shared services to TMNA, including certain treasury and vendor management services.

Prior to January 1, 2015, our employees were generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plan (the “Pension Plan”).  Effective January 1, 2015, the Pension Plan was closed to employees first employed or reemployed on or after such date.  Employees meeting certain eligibility requirements may participate in the Toyota Motor North America, Inc. Retirement Savings Plan (the “Savings Plan”).  Certain employees hired on or after January 1, 2015, may be eligible to receive an additional contribution to the Savings Plan calculated based on their age and compensation. Various health, life and other post-retirement benefits are offered and sponsored by TMNA, as discussed further in Note 9 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

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

TMCC is party to a revolving credit facility with TMS expiring in fiscal 2022.  This credit facility may be used for general corporate purposes and was not drawn upon as of March 31, 2019. This agreement is further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

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

Refer to Note 12 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

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

The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.  The Truth in Lending Act and the Consumer Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies including the accuracy and integrity of information reported, credit decision notices, consumer dispute handling procedures and identity theft prevention requirements.  The Servicemembers Civil Relief Act provides additional protections for certain customers in the military. For example, it requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty, and also requires us to allow eligible servicemembers to terminate their lease agreements with us early without penalty.  UDAAP laws prohibit practices that are unfair, deceptive or abusive towards consumers.

Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data.  Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.  The timing and effects of potential legislative or regulatory changes to data privacy regulations is uncertain.

In addition, the dealers who originate our retail and lease contracts also must comply with federal credit and trade practice statutes and regulations.  Failure of the dealers to comply with these statutes and regulations could result in remedies that could have an adverse effect on us.

The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking, supervisory and enforcement authority over entities offering consumer financial services or products, including non-bank companies, such as TMCC (“Covered Entities”).  The CFPB’s rulemaking authority includes the authority to promulgate rules regarding, among other practices, debt collection practices that would apply to third-party collectors and first-party collectors, such as ourselves, and rules regarding consumer credit reporting practices.  The timing and impact of these rules on our business remain uncertain.

In addition, the CFPB has questioned the value and increased scrutiny of the marketing and sale of certain ancillary or add-on products, including products similar to those we finance or sell through TMIS.

The CFPB has also focused on the area of auto finance, particularly with respect to indirect financing arrangements, dealer compensation and fair lending compliance. In March 2013, the CFPB issued a bulletin addressing compliance with the fair lending requirements of the Equal Credit Opportunity Act and Regulation B.  The bulletin addressed the practice of indirect auto lenders purchasing financing contracts executed between dealers and consumers and paying dealers for the contracts at a discount below the rates dealers charge consumers.  It also outlined steps that indirect auto lenders should take in order to comply with fair lending laws regarding dealer markup and compensation policies. On May 21, 2018, President Trump signed into law a resolution repealing the CFPB’s fair lending guidance contained in the bulletin.  Because this resolution was enacted under the authority of the Congressional Review Act, the CFPB is prohibited from issuing substantially similar guidance related to indirect auto financing in the future without Congressional approval.

The CFPB’s supervisory authority permits it to examine Covered Entities for compliance with consumer financial protection laws. These examinations could result in enforcement actions, regulatory fines and mandated changes to our business, products, policies and procedures.

The CFPB’s enforcement authority permits it to conduct investigations (which may include a joint investigation with other agencies and regulators) of, and initiate enforcement actions related to, violations of federal consumer financial protection laws. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other types of affirmative relief), or other forms of remediation, and/or impose monetary penalties.  The CFPB and the Federal Trade Commission (“FTC”) may investigate the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities.  As a result of such investigations, both the CFPB and FTC have announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us or the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

The Agencies concluded that we satisfied the requirements for early termination of the Consent Orders and terminated the Consent Orders effective May 1, 2018.  The termination of the Consent Orders was conditioned upon our completion of the distribution of the consumer restitution funds required by the Consent Orders.  In February 2019, we completed the distribution of the consumer restitution, which substantially completes our obligations under the Consent Orders.

State Regulation

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

State laws also impose requirements and restrictions on us with respect to, among other matters, required credit application and finance and lease disclosures, late fees and other charges, the right to repossess a vehicle for failure to pay or other defaults under the retail or lease contract, other rights and remedies we may exercise in the event of a default under the retail or lease contract, and other consumer protection matters.  Many states are also focusing on cybersecurity and data privacy as areas warranting consumer protection.  Some states have passed complex legislation dealing with consumer information, which impacts companies such as TMCC.

TMIS operations are subject to state regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses and filings are required to offer certain products.  Certain products offered by TMIS are covered by state privacy laws as well as new cybersecurity and data privacy legislation.  Our insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business, must maintain minimum capital requirements and file annual financial information as determined by their state of domicile and the National Association of Insurance Commissioners.  Failure to comply with these requirements could have an adverse effect on insurance operations in a particular state.  We actively monitor applicable laws and regulations in each state in order to maintain compliance.

State regulators are taking a more stringent approach to supervising and regulating providers of financial products and services subject to their jurisdiction.  We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.  For example, on January 28, 2015, we received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending).  We provided the requested documents and information, but have not had further communication with the New York State Department of Financial Services regarding its review.

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

Under the Volcker Rule, companies affiliated with U.S. insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us. Accordingly, we do not believe the Volcker Rule and its implementing regulations are likely to have a material effect on our business or operations.  In the future, however, the federal financial regulatory agencies charged with implementing the Volcker Rule could amend the rule or change their approach to administering, enforcing or interpreting the rule, which could negatively affect us and potentially require us to limit or change our activities or operations.

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

The OTC derivatives provisions of the CEA, as amended by the Dodd-Frank Act, impose clearing, trading and margin requirements on certain contracts.  At present, we qualify for exceptions from these requirements for the swaps that we enter into to hedge our commercial risks.  However, if we were to no longer qualify for such exceptions, we could become subject to some or all of these requirements, which would increase our cost of entering into and maintaining such hedging positions.  Moreover, the application of the clearing, trading and margin requirements, and other related regulations, to our dealer counterparties may change the cost and availability of the OTC derivatives that we use for hedging.  Certain other requirements, such as reporting and recordkeeping, also apply to such instruments, but are not expected to have a material impact on us.

The full impact of the OTC derivatives provisions of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the market for derivatives contracts has fully adjusted to this new regulatory regime. The Dodd-Frank Act and related regulations could have the ultimate effect of significantly increasing the cost of OTC derivative contracts, materially altering the terms of OTC derivative contracts, reducing the availability of OTC derivatives to protect against risks we encounter, or reducing our ability to monetize or restructure our existing OTC derivative contracts. If we reduce our use of OTC derivatives as a result of the Dodd-Frank Act and resulting regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

The current administration under President Trump has sought and passed legislation to revise elements of the Dodd-Frank Act.  Although the current administration has indicated a goal of further reforming aspects of its existing financial services regulations, it is unknown at this time to what extent new legislation will be passed into law, whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on us or on our industry.

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

Refer to Part 1, Item 1A. Risk Factors – “The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.”

EMPLOYEE RELATIONS

At April 30, 2019, we had approximately 3,200 employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A. RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, results of operations and financial condition.  There may be additional risks and uncertainties not presently known to us or that we currently consider immaterial that may also have a material adverse impact on our business, results of operations and financial condition.

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

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, lower household incomes, increases in unemployment rates, higher consumer debt levels and higher consumer and commercial bankruptcy filings, any of which could adversely affect vehicle sales and discretionary consumer spending.  These conditions may decrease the demand for our financing products, as well as increase our delinquencies and credit losses.  In addition, because our credit exposures are generally collateralized by vehicles, the severity of losses can be particularly affected by declines in used vehicle values.  Dealers may also be affected by economic slowdown and recession, which in turn may increase the risk of default of certain dealers within our dealer portfolio.

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

Geopolitical conditions and other market events may also impact our results of operations. Restrictive exchange or import controls or other disruptive trade policies, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, could each have a material adverse effect on our results of operations and financial condition.  Developments related to the United Kingdom’s potential withdrawal from the European Union (“Brexit”) have created significant political and economic uncertainty in the United Kingdom and in other European Union member states. While we operate in the U.S. and Puerto Rico, the global financial, trade, and legal implications of Brexit could lead to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, fluctuations in interest rates, weaker economic growth, and reduced business confidence on an international level, each of which could have a material adverse effect on our results of operations and financial condition.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota and Lexus vehicles, as well as our ability to offer competitive financing and insurance products.

We primarily provide a variety of finance and insurance products to authorized Toyota and Lexus dealers and their customers in the U.S.  Accordingly, our business is substantially dependent upon the sale of Toyota and Lexus vehicles in the U.S.  Changes in the volume of sales may result from governmental action or changes in governmental regulation or trade policies, changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, economic conditions, increased competition, increases in the price of vehicles due to increased raw material costs, changes in import fees or tariffs on raw materials or imported vehicles, changes to or withdrawals from trade agreements (including the proposed United States-Mexico-Canada Agreement, which if ratified by the respective government of each of the three countries would replace the North American Free Trade Agreement), currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to natural disasters, supply chain interruptions or other events. In addition, many manufacturers have increased their level of incentive programs on new vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subvention, price rebates, and other incentives.  Any negative impact on the volume of TMNA sales could have a material adverse effect on our business, results of operations, and financial condition.

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

We operate in a highly competitive environment and compete with other financial institutions and, to a lesser extent, other automobile manufacturers’ affiliated finance companies primarily through service, quality, our relationship with TMNA, and financing rates.  TMNA sponsors subvention, cash, and contractual residual value support incentive programs offered by us on certain new and used Toyota and Lexus vehicles.  Our ability to offer competitive financing and insurance products in the U.S. depends in part on the level of TMNA sponsored subvention, cash, and contractual residual value support incentive program activity, which varies based on TMNA marketing strategies, economic conditions, and the volume of vehicle sales, among other factors.  Any negative impact on the level of TMNA sponsored subvention, cash, and contractual residual value support incentive programs could in turn have a material adverse effect on our business, results of operations, and financial condition.

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

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time.  Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings.  Any downgrade in the sovereign credit ratings of the U.S. or Japan may directly or indirectly have a negative effect on the ratings of TMC and TMCC.  Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to the global unsecured debt capital markets.  These factors would have a negative impact on our competitive position, results of operations, liquidity and financial condition.

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

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for further discussion of liquidity risk.

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

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates” for further discussion of the estimates involved in determining the allowance for credit losses and Note 5 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements for further discussion of the methodology used in determining the allowance for credit losses.

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

Investment market prices, in general, are subject to fluctuation, which may result from perceived changes in the underlying characteristics of the investment, the relative price of alternative investments, geopolitical conditions, or general market conditions.  Negative fluctuations in the fair value of equity investments and other-than-temporary impairment on available-for-sale debt securities may adversely affect our Net financing revenues and results of operations. Additionally, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value and could negatively affect our Net financing revenues and other revenues.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could adversely affect our results of operations and financial condition.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the U.S., which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. The FASB has proposed new financial accounting standards that may result in significant changes that could adversely affect our results of operations and financial condition.

Refer to Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further discussion of these new accounting standards, including the potential impact to TMCC’s consolidated financial statements.

A decrease in the residual values of our off-lease vehicles and a higher number of returned lease assets could negatively affect our results of operations and financial condition.

We are exposed to residual value risk on the disposition of leased vehicles if sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception and if the number of returned lease assets is higher than anticipated.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward resulting in additional depreciation expense over the term of the lease contract so that the carrying value at lease-end will approximate the estimated end-of-term market value.  Among other factors, local, regional and national economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of our vehicles, future plans for new Toyota and Lexus product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and inventory levels, and fuel prices heavily influence used vehicle values and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our results of operations and financial condition, due to the impact of higher-than-anticipated Depreciation on operating leases recorded in our Consolidated Statements of Income.  Actual return volumes may be higher than expected which can be impacted by higher contractual lease-end residual values relative to market values, a higher market supply of certain models of used vehicles, new vehicle incentive programs, and general economic conditions.   The return of a higher number of leased vehicles could also impact the amount of depreciation expense recorded in our Consolidated Statements of Income, which could adversely affect our results of operations and financial condition.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition – Residual Value Risk”, “Financial Condition – Disposition of Off-Lease Vehicles” and “Financial Condition – Depreciation on Operating Leases” for further discussion of current lease trends.

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

The level of credit risk in our consumer portfolio is influenced primarily by two factors: the total number of contracts that experience default (“default frequency”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes.  The used vehicle market is impacted by the supply of, and demand for, used vehicles, interest rates, inflation, new vehicle incentive programs, the manufacturer’s actual or perceived reputation for quality, safety, and reliability, and the general economic outlook.

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

Market risk is the risk that changes in interest rates and foreign currency exchange rates cause volatility in our results of operations, financial condition and cash flows.  An increase in interest rates could have an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers, which could, in turn, decrease our financing volumes and market share, thereby resulting in a decline in our competitive position.  We use various derivative instruments to manage our market risk.  However, changes in interest rates, foreign currency exchange rates and market prices cannot always be predicted or hedged.  In July 2017, the U.K. Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after calendar year 2021.  It is not possible to predict whether LIBOR will cease to exist after calendar year 2021, whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance, and any of these outcomes could increase our interest rate risk related to debt obligations, derivatives or other assets currently tied to LIBOR.  Changes in interest rates or foreign currency exchange rates could affect our interest expense and the value of our derivatives, which could result in volatility in our results of operations, financial condition, and cash flows.

A failure or interruption in our operations could adversely affect our results of operations and financial condition.

Operational risk is the risk of loss resulting from, among other factors, lack of established processes, inadequate or failed processes, systems or internal controls, theft, fraud or natural disasters.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our insurance risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  We have established business recovery plans to address interruptions in our operations, but we can give no assurance that these plans will be adequate to remediate all events that we may face.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

We rely on a framework of internal controls designed to provide a sound and well-controlled operating environment.  Due to the complexity of our business and the challenges inherent in implementing control structures across large organizations, control issues could be identified in the future that could have a material effect on our operations.

On April 16, 2019, we announced that we will consolidate the field operations located at the DSSO’s, three regional management offices, and two dealer funding teams, into three new regional dealer service centers and that our dealer lending function will be centralized at the new dealer service center located in Plano, Texas.  Refer to Item 1.  Business, “General” for further discussion of the field operations restructuring.  We can give no assurance that the restructuring of our field operations will be completed as planned or within the expected timing or budget, and the expected benefits may not be fully realized due to associated disruption to field operations and personnel.

In addition, many parts of our business are dependent on key personnel.  Our future success depends on our ability to retain existing, and attract, hire and integrate new key personnel and other necessary employees.  Any failure to do so could adversely affect our business, results of operations and financial condition.

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

We collect and store certain personal and financial information from customers, employees, and other third parties.  Security breaches or cyber-attacks involving our systems or facilities, or the systems or facilities of our service providers, could expose us to a risk of loss of personally identifiable information of customers, employees and third parties or other confidential, proprietary or competitively sensitive information, business interruptions, regulatory scrutiny, actions and penalties, litigation, reputational harm, a loss of confidence, and other financial and non-financial costs, all of which could potentially have an adverse impact on our future business with current and potential customers, results of operations and financial condition.

We rely on encryption and other information security technologies licensed from third parties to provide security controls necessary to help in securing online transmission of confidential information pertaining to customers, employees and other aspects of our business.  Advances in information system capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology that we use to protect sensitive data.  A party who is able to circumvent our security measures by methods such as hacking, fraud, trickery or other forms of deception could misappropriate proprietary information or cause interruption in our operations.  We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks or to remediate problems caused by such breaches or attacks.  Our security measures are designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, decrease our profitability and damage our reputation.  Even if a failure of, or interruption in, our systems or facilities is resolved timely or an attempted cyber incident or other security breach is successfully avoided or thwarted, it may require us to expend substantial resources or to take actions that could adversely affect customer satisfaction or behavior and expose us to reputational harm.

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

Our enterprise data practices, including the collection, use, sharing, and security of personally identifiable and financial information of our customers and employees are subject to increasingly complex, restrictive, and punitive regulations.

Under these regulations, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business.  In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential customers from using our products and services.  Recent, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries.  That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information.  For example, in late calendar year 2018, California enacted a new data protection regime, which will take effect in calendar year 2020.  These types of laws and regulations could prohibit or significantly restrict financial services providers such as TMCC from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict TMCC’s use of personal data when developing or offering products or services to customers.  These restrictions could inhibit TMCC’s development or marketing of certain products or services, or increase the costs of offering them to customers.  Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement.  The cost of compliance with these laws and regulations will be high and is likely to increase in the future.  Any failure or perceived failure to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, significant liabilities or fines, penalties or other sanctions.

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

Consumer Finance Regulation

As a provider of finance and insurance products, we operate in a highly regulated environment. We are subject to licensing requirements at the state level, and to laws and regulations, as well as periodic examinations and investigations at the state and federal levels. Compliance with applicable law is costly and can affect our results of operations.  Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements.  Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers.  Changes in regulation could restrict our ability to operate our business as currently operated, could impose substantial additional costs or require us to implement new processes, which could adversely affect our business, prospects, financial performance or financial condition.  The failure to comply could result in significant statutory civil and criminal fines, penalties, monetary damages, attorneys’ fees and costs, restrictions on our ability to operate our business, possible revocation of licenses and damage to our reputation, brand and valued customer relationships. Any such costs, restrictions, revocations or damage could adversely affect our business, prospects, results of operations or financial condition.

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

The CFPB’s rulemaking authority includes the authority to promulgate rules regarding, among other practices, debt collection practices that would apply to third-party collectors and first-party collectors, such as ourselves, and rules regarding consumer credit reporting practices.  The timing and impact of these rules on our business remain uncertain.  In addition, the CFPB has questioned the value and increased scrutiny of the marketing and sale of certain ancillary or add-on products, including products similar to those we finance or sell through TMIS.

The CFPB and FTC may investigate the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities.  As a result of such investigations, the CFPB and FTC have announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us or the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material effect on our results of operations, financial condition, and liquidity.  Supervision and investigations by these agencies, if any, may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

Refer to Item 1. Business, “Regulatory Environment” for further discussion of the CFPB’s authority and activities.

At the state level, state regulators are taking a more stringent approach to supervising and regulating financial products and services subject to their jurisdiction. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.  For example, on January 28, 2015, we received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending).  We provided the requested documents and information, but have not had further communication with the New York State Department of Financial Services regarding its review.

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

The Dodd-Frank Act amended the CEA to establish a new framework for the regulation of certain OTC derivatives referred to as swaps.  The OTC derivatives provisions of the CEA, as amended by the Dodd-Frank Act, impose clearing, trading and margin requirements on certain contracts.  At present, we qualify for exceptions from these requirements for the swaps that we enter into to hedge our commercial risks.  However, if we were to no longer qualify for such exceptions, we could become subject to some or all of these requirements, which would increase our cost of entering into and maintaining such hedging positions.  Moreover, the application of the clearing, trading and margin requirements, and other related regulations, to our dealer counterparties may change the cost and availability of the OTC derivatives that we use for hedging.

The full impact of the OTC derivatives provisions of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the market for derivatives contracts has fully adjusted to this new regulatory regime. The Dodd-Frank Act and regulations could have the ultimate effect of significantly increasing the cost of OTC derivative contracts, materially altering the terms of OTC derivative contracts, reducing the availability of OTC derivatives to protect against risks we encounter, or reducing our ability to monetize or restructure our existing OTC derivative contracts. If we reduce our use of OTC derivatives as a result of the Dodd-Frank Act and resulting regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

The current administration under President Trump has sought and passed legislation to revise elements of the Dodd-Frank Act.  Although the current administration has indicated a goal of further reforming aspects of its existing financial services regulations, it is unknown at this time to what extent new legislation will be passed into law, whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on us or on our industry.

Refer to Item 1. Business, “Regulatory Environment” for additional information on our regulatory environment.

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

Refer to Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information and disclosure about customer concentrations in certain states.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES

Our headquarters operations are located in Plano, Texas, and our facilities are leased from TMNA.

Additional operations for both finance and insurance are currently located in three CSCs, three regional management offices, and 29 DSSOs in cities throughout the U.S.  Two of the DSSOs share premises with the regional CSCs.  All three of the regional management offices share premises with DSSO offices.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMNA.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  We also have a sales and operations office in Puerto Rico.  All premises are occupied under lease.

While we believe that our properties are suitable to meet the current requirements of our business, over the next two years, we plan to consolidate our field operations into three new regional dealer service centers to better serve our dealer partners.  Our dealer lending function will be centralized at the new dealer service center located in Plano, Texas.  Refer to Item 1.  Business, “General” for further discussion of the field operations restructuring.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  In addition, we are subject to governmental and regulatory examinations, information-gathering requests, and investigations from time to time at the state and federal levels.  It is inherently difficult to predict the course of such legal actions and governmental inquiries.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Refer to Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSIC, and accordingly, all shares of TMCC’s stock are owned by TFSIC.  There is no market for TMCC's stock.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
(Dollars in millions)	2019	2018	2017	2016	2015
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$8,694	$8,167	$7,720	$7,141	$6,113
Retail	2,235	1,974	1,850	1,859	1,797
Dealer	711	576	476	403	400
Total financing revenues	11,640	10,717	10,046	9,403	8,310

Depreciation on operating leases	6,909	7,041	6,853	5,914	4,857
Interest expense	2,747	1,851	1,754	1,137	736
Net financing revenues	1,984	1,825	1,439	2,352	2,717

Insurance earned premiums and contract revenues	904	882	804	719	638
Gain on sale of commercial finance business	-	-	-	197	-
Investment and other income, net	292	257	396	164	194
Net financing revenues and other revenues	3,180	2,964	2,639	3,432	3,549

Expenses:
Provision for credit losses	372	401	582	441	308
Operating and administrative	1,385	1,357	1,277	1,161	1,046
Insurance losses and loss adjustment expenses	446	425	371	318	269
Total expenses	2,203	2,183	2,230	1,920	1,623
Income before income taxes	977	781	409	1,512	1,926
Provision (benefit) for income taxes	182	(2,629)	142	580	729
Net income	$795	$3,410	$267	$932	$1,197

	March 31,
(Dollars in millions)	2019	2018	2017	2016	2015
BALANCE SHEET DATA

Finance receivables, net	$70,517	$69,647	$68,462	$65,636	$65,893
Investments in operating leases, net	$37,927	$38,697	$38,152	$36,488	$31,128
Total assets	$116,516	$120,546	$119,635	$114,592	$109,503
Debt	$92,922	$98,353	$98,233	$93,594	$90,109
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$12,658	$11,992	$8,582	$8,315	$7,383
Total shareholder's equity	$13,578	$12,880	$9,524	$9,397	$8,520

In fiscal 2019, TMCC recorded a dividend to TFSIC related to an asset purchase agreement in the amount of $10 million, which was recorded net of tax.  No dividends were declared or paid during fiscal 2018, 2017, and 2016.  Our Board of Directors declared and paid cash dividends of $435 million to TFSIC in fiscal 2015.

	As of and for the years ended March 31,
	2019	2018	2017	2016	2015
KEY FINANCIAL DATA

Debt to equity	6.8	7.6	10.3	10.0	10.6
Return on assets	0.67%	2.84%	0.23%	0.83%	1.13%
Allowance for credit losses as a percentage of gross earning assets	0.55%	0.55%	0.58%	0.52%	0.50%
Net charge-offs as a percentage of average gross earning assets	0.34%	0.39%	0.47%	0.38%	0.29%
60 or more days past due as a percentage of gross earning assets	0.31%	0.30%	0.27%	0.26%	0.21%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors such as the following that may cause actual results to differ materially from those stated:

•

Changes in general business, economic, and geopolitical conditions, including trade policy, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in TMNA sales volume and the level of TMNA sponsored subvention, cash, and contractual residual value support incentive programs;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota and Lexus vehicles;
•	Changes in consumer behavior;
•	Recalls announced by TMNA and the perceived quality of Toyota and Lexus vehicles;
•	Availability and cost of financing;
•	Changes in our credit ratings and those of TMC;
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Flaws in the design, implementation and use of quantitative models and revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes to existing, or adoption of new, accounting standards;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or interruption in our operations, including our communications and information systems, or as a result of our failure to retain existing or to attract new key personnel;
•	A security breach or a cyber-attack;
•	Failure to maintain compliant enterprise data practices, including the collection, use, sharing, and security of personally identifiable and financial information of our customers and employees;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota and Lexus vehicles and related parts supply; and

•	Other risks and uncertainties set forth in Part I, Item 1A. Risk Factors.

Forward-looking statements speak only as of the date they are made.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

OVERVIEW

Key Performance Indicators and Factors Affecting Our Business

In our finance operations, we generate revenue, income, and cash flows by providing retail, lease, and dealer financing to dealers and their customers.  We measure the performance of our finance operations using the following metrics: financing volume, market share, financing margins, operating and administrative expense, residual value and credit loss metrics.

In our insurance operations, we generate revenue primarily through marketing, underwriting, and providing claims administration for products that cover certain risks of dealers and their customers.  We measure the performance of our insurance operations using the following metrics: issued agreement volume, average number of agreements in force, loss metrics and investment income.

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

Exceptional Customer Service:  Our relationship with Toyota and Lexus dealers and their customers offer us a competitive advantage.  We seek to leverage this opportunity by providing exceptional service to the dealers and their customers.  Through our field operations, we work closely with the dealers to improve the quality of service we provide to them.  We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealers and the Toyota and Lexus brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted toward customer retention, we work closely with TMNA and other third party distributors to offer special retail, lease, dealer financing, and insurance programs.  We also focus on providing a positive customer experience to existing retail, lease, and insurance customers through our CSCs.

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

Fiscal 2019 Operating Environment

During fiscal 2019, the U.S. economy continued to expand.  The unemployment rate reached historically low levels, which resulted in wage growth for consumers.  Additionally, consumer confidence increased to historically high levels.  However, uncertainties surrounding geopolitical events, trade policy, the future path of U.S. monetary policy, and caution by global central banks have begun to impact the outlook for future economic growth.  In addition, student and auto-related debt balances have increased and represent a larger portion of the consumer debt mix.  Concurrently, delinquencies for student and auto-related debt have increased.  Changes in the economy that adversely impact the consumer, such as higher interest rates, elevated debt levels and an increase in unemployment from the current low levels could adversely impact our results of operations in the future.

Industry-wide vehicle sales and sales incentives in the U.S. were relatively consistent during fiscal 2019 as compared to fiscal 2018.  Our financing volume decreased 6 percent, primarily due to lower consumer demand for Toyota and Lexus vehicles.  Our overall market share decreased 2 percentage points for fiscal 2019 compared to fiscal 2018, as a result of lower levels of subvention and competition from other financial institutions.

Used vehicle values for Toyota and Lexus vehicles improved slightly in fiscal 2019 compared to fiscal 2018.  Declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle incentive programs and a larger lease portfolio resulting in higher future maturities could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  The global capital markets experienced periods of volatility during fiscal 2019, due to concerns about geopolitical events, trade policy, and the future path of U.S. monetary policy.  During fiscal 2019, our interest expense increased as compared to fiscal 2018 as a result of higher interest rates.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

	Years Ended March 31,
(Dollars in millions)	2019	2018	2017
Net income:
Finance operations[1]	$593	$3,178	$143
Insurance operations[1]	202	232	124
Total net income	$795	$3,410	$267
[1]	Refer to Note 14 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Fiscal 2019 Compared to Fiscal 2018

Our consolidated net income was $795 million in fiscal 2019, compared to $3,410 million in fiscal 2018.  The decrease in net income for fiscal 2019 compared to fiscal 2018 was primarily due to the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”), which resulted in a one-time tax benefit of $2.9 billion in fiscal 2018.  Our net income for fiscal 2019 compared to fiscal 2018 was favorably impacted by a $923 million increase in total financing revenues, a $132 million decrease in depreciation on operating leases, and a $35 million increase in investment and other income, net, partially offset by a $896 million increase in interest expense.

Our overall capital position increased $0.7 billion, bringing total shareholder’s equity to $13.6 billion at March 31, 2019, as compared to $12.9 billion at March 31, 2018.  Our debt decreased to $92.9 billion at March 31, 2019 from $98.4 billion at March 31, 2018.  As a result, our debt-to-equity ratio decreased to 6.8 at March 31, 2019 from 7.6 at March 31, 2018.

Fiscal 2018 Compared to Fiscal 2017

For a discussion comparing our consolidated results of operations for fiscal 2018 to fiscal 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 4, 2018.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years Ended March 31,			Percentage change
(Dollars in millions)	2019	2018	2017	2019 to 2018	2018 to 2017
Financing revenues:
Operating lease	$8,694	$8,167	$7,720	6%	6%
Retail	2,235	1,974	1,850	13%	7%
Dealer	711	576	476	23%	21%
Total financing revenues	11,640	10,717	10,046	9%	7%
Depreciation on operating leases	6,909	7,041	6,853	(2)%	3%
Interest expense	2,769	1,863	1,759	49%	6%
Net financing revenues	1,962	1,813	1,434	8%	26%

Investment and other income, net	188	140	337	34%	(58)%
Net financing and other revenues	2,150	1,953	1,771	10%	10%

Expenses:
Provision for credit losses	372	401	582	(7)%	(31)%
Operating and administrative expenses	1,038	1,028	979	1%	5%
Total expenses	1,410	1,429	1,561	(1)%	(8)%

Income before income taxes	740	524	210	41%	150%
Provision (benefit) for income taxes	147	(2,654)	67	106%	(4061)%

Net income from finance operations	$593	$3,178	$143	(81)%	2122%

Our finance operations reported net income of $593 million and $3,178 million during fiscal 2019 and 2018, respectively.  The decrease in net income from finance operations for fiscal 2019 compared to fiscal 2018 was primarily due to the enactment of the TCJA, which resulted in a one-time tax benefit of $2.9 billion in fiscal 2018.  Our net income from finance operations for fiscal 2019 compared to fiscal 2018 was favorably impacted by a $923 million increase in total financing revenues, a $132 million decrease in depreciation on operating leases, and a $48 million increase in investment and other income, net partially offset by a $906 million increase in interest expense.

Financing Revenues

Total financing revenues increased 9 percent during fiscal 2019 compared to fiscal 2018 due to the following:

•	Operating lease revenues increased 6 percent in fiscal 2019 as compared to fiscal 2018, primarily due to higher portfolio yields.
•	Retail financing revenues increased 13 percent in fiscal 2019 as compared to fiscal 2018, due to higher portfolio yields and higher average earning asset balances.
•	Dealer financing revenues increased 23 percent in fiscal 2019 as compared to fiscal 2018, primarily due to higher portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 4.3 percent for fiscal 2019, compared to 3.4 percent for fiscal 2018.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $6,909 million during fiscal 2019 compared to $7,041 million during fiscal 2018.  The decrease in depreciation expense during fiscal 2019 as compared to fiscal 2018 was primarily due to improvements in used vehicle values which resulted in lower residual value losses.

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

	Years Ended March 31,
(Dollars in millions)	2019	2018	2017
Interest expense on debt	$2,559	$1,970	$1,570
Interest income on derivatives	(53)	(67)	(18)
Interest expense on debt and derivatives	2,506	1,903	1,552

(Gains) losses on non-hedge accounting debt denominated in foreign currencies	(1,078)	1,344	(652)
Losses (gains) on non-hedge accounting foreign currency swaps	1,015	(1,306)	880
Losses (gains) on U.S. dollar non-hedge accounting interest rate swaps	304	(90)	(26)
Total interest expense	$2,747	$1,851	$1,754

During fiscal 2019, total interest expense increased to $2,747 million from $1,851 million in fiscal 2018. The increase in total interest expense for fiscal 2019 as compared to fiscal 2018 is primarily attributable to an increase in interest expense on debt and losses on U.S. dollar non-hedge accounting interest rate swaps, partially offset by gains on non-hedge accounting debt denominated in foreign currencies net of non-hedge accounting foreign currency swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During fiscal 2019, interest expense on debt and derivatives increased to $2,506 million from $1,903 million in fiscal 2018, due to higher weighted average interest rates.

Gains or losses on non-hedge accounting debt denominated in foreign currencies represent the impact of translation adjustments.  We use non-hedge accounting foreign currency swaps to economically hedge the debt denominated in foreign currencies. During fiscal 2019, we recorded net gains of $63 million, as gains on our non-hedge accounting debt denominated in foreign currencies were partially offset by losses on our non-hedge accounting foreign currency swaps as a result of decreases in foreign currency swap rates across most tenors.  During fiscal 2018, we recorded net losses of $38 million, as losses on our non-hedge accounting debt denominated in foreign currencies were largely offset by gains on our non-hedge accounting foreign currency swaps as a result of offsetting foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar non-hedge accounting interest rate swaps represent the change in the valuation of interest rate swaps.  During fiscal 2019, we recorded losses of $304 million, as losses on our higher notional, shorter-term pay-fixed swaps exceeded the gains on our longer-term pay-float swaps, primarily as a result of decreases in U.S. dollar swap rates.  During fiscal 2018, we recorded gains of $90 million with the gains on our higher notional, shorter-term pay-fixed swaps exceeding losses on our longer-term pay-float swaps, primarily as a result of increases in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $188 million for fiscal 2019, compared to $140 million for fiscal 2018.  The increase in investment and other income, net for fiscal 2019 compared to fiscal 2018 was primarily due to rising interest rates.

Provision for Credit Losses

We recorded a provision for credit losses of $372 million for fiscal 2019, compared to $401 million for fiscal 2018.  The decrease in the provision for credit losses for fiscal 2019 compared to fiscal 2018 was driven by favorable credit loss experience due to a continued focus on late stage collection activities, which was partially offset by deterioration in the financial performance of certain dealers.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1,038 million during fiscal 2019 compared to $1,028 million during fiscal 2018.  Operating and administrative expenses for fiscal 2019 and 2018 include expenses associated with the relocation of our headquarters, including deferred compensation, employee relocation and other relocation expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years Ended March 31,			Percentage change
	2019	2018	2017	2019 to 2018	2018 to 2017
Agreements (units in thousands)
Issued	2,475	2,489	2,415	(1)%	3%
Average in force	8,975	8,272	7,362	8%	12%

(Dollars in millions)
Insurance earned premiums and contract revenues	$904	$882	$804	2%	10%
Investment and other income, net	126	129	64	(2)%	102%
Revenues from insurance operations	1,030	1,011	868	2%	16%

Expenses:
Insurance losses and loss adjustment expenses	446	425	371	5%	15%
Operating and administrative expenses	347	329	298	5%	10%
Total expenses	793	754	669	5%	13%

Income before income taxes	237	257	199	(8)%	29%
Provision for income taxes	35	25	75	40%	(67)%

Net income from insurance operations	$202	$232	$124	(13)%	87%

Our insurance operations reported net income of $202 million for fiscal 2019 compared to $232 million for fiscal 2018.  The decrease in net income from insurance operations for fiscal 2019 compared to fiscal 2018 was primarily due to a $21 million increase in insurance losses and loss adjustment expenses, a $18 million increase in operating and administrative expenses, and a $10 million increase in provision for income taxes, partially offset by a $22 million increase in insurance earned premiums and contract revenues.

Agreements issued decreased slightly while the number of average in force agreements increased 8 percent during fiscal 2019 compared to fiscal 2018.  The average number of agreements in force has increased due to insurance portfolio growth in recent years, most notably in guaranteed auto protection agreements, prepaid maintenance agreements, and tire and wheel protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $904 million for fiscal 2019 compared to $882 million for fiscal 2018.  Insurance earned premiums and contract revenues represent revenues from in force agreements, and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims and administrative expenses.  The increase in insurance earned premiums and contract revenues in fiscal 2019 compared to fiscal 2018 was primarily due to insurance portfolio growth in recent years.

Investment and Other Income, Net

Our insurance operations reported investment and other income, net of $126 million for fiscal 2019, compared to $129 million for fiscal 2018.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, and changes in fair value from equity investments and other-than-temporary impairment on available-for-sale debt securities, if any.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $446 million for fiscal 2019, compared to $425 million for fiscal 2018.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.   The increase in insurance losses and loss adjustment expenses in fiscal 2019 compared to fiscal 2018 was primarily due to an increase in losses in our tire and wheel protection agreements, guaranteed auto protection agreements, and prepaid maintenance agreements. The increases in our tire and wheel protection and guaranteed auto protection losses in fiscal 2019 compared to fiscal 2018 were due to increases in both frequency and severity of claims.  The increase in our prepaid maintenance losses in fiscal 2019 as compared to fiscal 2018 was due to a higher number of average in force agreements, as well as an increase in the severity of claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $347 million for fiscal 2019, compared to $329 million for fiscal 2018.  The increase in operating and administrative expenses in fiscal 2019 as compared to fiscal 2018 was attributable to higher product and dealer back-end program expenses primarily driven by the continued growth of our insurance business.  Insurance dealer back-end program expenses are incentives or expense reduction programs we offer to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes for fiscal 2019 was $182 million, compared to a benefit for income taxes of $2,629 million for fiscal 2018.  The change in the provision for income taxes for fiscal 2019, compared to the same period in fiscal 2018, is primarily due to a one-time $2.9 billion income tax benefit recorded in fiscal 2018, attributable to the revaluation of our net deferred tax liabilities resulting from the reduction of the federal statutory income tax rate by the TCJA from 35 percent to 21 percent.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years Ended March 31,			Percentage change
(units in thousands):	2019	2018	2017	2019 to 2018	2018 to 2017
Vehicle financing volume:[1]
New retail contracts	567	644	614	(12)%	5%
Used retail contracts	263	255	291	3%	(12)%
Lease contracts	498	516	557	(3)%	(7)%
Total	1,328	1,415	1,462	(6)%	(3)%

TMNA subvened vehicle financing volume (units included in the above table):
New retail contracts	316	420	380	(25)%	11%
Used retail contracts	35	52	84	(33)%	(38)%
Lease contracts	471	481	482	(2)%	-%
Total	822	953	946	(14)%	1%

Market share:[2]	59.8%	61.6%	62.9%
[1]

Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for both fiscal 2019 and fiscal 2018. Total financing volume was comprised of approximately 79 percent Toyota, 18 percent Lexus and 3 percent non-Toyota/Lexus for fiscal 2017.

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

Our financing volume decreased 6 percent in fiscal 2019, compared to the same period in fiscal 2018, primarily as a result of lower consumer demand for Toyota and Lexus vehicles.  Our market share decreased 2 percentage points in fiscal 2019, compared to the same period in fiscal 2018, as a result of lower levels of subvention and competition from other financial institutions.

The composition of our net earning assets is summarized below:

	Years Ended March 31,			Percentage change
(Dollars in millions)	2019	2018	2017	2019 to 2018	2018 to 2017
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$53,016	$52,378	$50,686	1%	3%
Dealer financing, net[1]	17,501	17,269	17,776	1%	(3)%
Total finance receivables, net	70,517	69,647	68,462	1%	2%
Investments in operating leases, net	37,927	38,697	38,152	(2)%	1%
Net earning assets	$108,444	$108,344	$106,614	-%	2%

Average original contract term in months
Lease contracts[2]	37	37	37
Retail contracts[3]	67	66	64

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	956	988	993	(3)%	(1)%
Dealers outside of the Toyota/Lexus dealer network	372	364	371	2%	(2)%
Total number of dealers receiving wholesale financing	1,328	1,352	1,364	(2)%	(1)%

Dealer inventory outstanding (units in thousands)	309	334	340	(7)%	(2)%
[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[2]	Lease contract terms range from 24 months to 60 months.
[3]	Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 12 percent during fiscal 2019 compared to fiscal 2018 primarily due to lower demand for Toyota and Lexus vehicles, lower levels of subvention and competition from other financial institutions.  Our retail finance receivables, net increased 1 percent at March 31, 2019 as compared to March 31, 2018 as a result of an increase in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 3 percent, compared to the same period in fiscal 2018 primarily due to lower demand for Toyota and Lexus vehicles and competition from other financial institutions.  Our investments in operating leases, net, decreased 2 percent at March 31, 2019 as compared to March 31, 2018, primarily due to lower demand for Toyota and Lexus vehicles as well as higher average amount spent per unit on incentives.

Dealer Financing and Earning Assets

Dealer financing, net at March 31, 2019, increased 1 percent from March 31, 2018, primarily due to an increase in working capital loans, largely offset by decreases in dealer inventory outstanding.

Residual Value Risk

We are exposed to risk on the disposition of leased vehicles to the extent that sales proceeds realized upon the sale of returned lease vehicles are not sufficient to cover the residual value that was estimated at lease inception.

Factors Affecting Exposure to Residual Value Risk

Residual value represents an estimate of the end-of-term market value of a leased vehicle.  The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected end-of-term market values, and the resulting impact on depreciation expense and lease return rates.  The evaluation of these factors involves significant assumptions, complex analyses, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in the determination of accumulated depreciation on investments in operating leases.

Residual Values at Lease Inception

Residual values of lease vehicles are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, economic forecasts, historical portfolio trends, new vehicle pricing, new vehicle incentive programs, new vehicle sales, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, current and projected used vehicle values, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease-end.  Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing – Remarketing” for additional information on remarketing.

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

Lease Return Rate

The lease return rate represents the number of leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer or dealer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us.  In addition, a higher market supply of certain models of used vehicles generally results in a lower market value for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater residual value risk which impacts depreciation expense at lease termination.

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2019, 2018, and 2017 and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our lease portfolio by period:

	Years ended March 31,			Percentage Change
				2019 to	2018 to
(Units in thousands)	2019	2018	2017	2018	2017
Scheduled maturities	578	460	508	26%	(9)%

Vehicles sold through:
Dealer Direct program
Grounding dealer	114	93	96	23%	(3)%
Dealer Direct online program	57	38	39	50%	(3)%
Physical auction	137	117	126	17%	(7)%
Total vehicles sold at lease termination	308	248	261	24%	(5)%

Scheduled maturities increased 26 percent and vehicles sold at lease termination increased 24 percent in fiscal 2019 compared to fiscal 2018, primarily due to higher maturities from higher leasing volume in prior years.  We expect maturities will remain at a high level due to higher leasing volume in prior years.  Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing - Remarketing” for additional information on disposal of lease vehicles.

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

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years Ended March 31,			Percentage Change
	2019	2018	2017	2019 to 2018	2018 to 2017
Depreciation on operating leases (dollars in millions)	$6,909	$7,041	$6,853	(2)%	3%
Average operating lease units outstanding (in thousands)	1,473	1,469	1,421	-%	3%

We recorded depreciation expense on operating leases of $6,909 million for fiscal 2019, compared to $7,041 million for fiscal 2018.  The decrease in depreciation expense for fiscal 2019 compared to fiscal 2018 is primarily due to improvements in used vehicle values which resulted in lower residual value losses.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as further deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

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

We continue to refine our credit risk management and analysis to ensure that the appropriate level of collection resources are aligned with portfolio risk, and we adjust capacity accordingly.  We continue to focus on early and late stage delinquencies to increase the likelihood of resolution.  We have also increased efficiency in our collections through the use of technology.

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

Credit Loss Experience

Our credit loss experience may be affected by a number of factors including the economic environment, our purchasing, servicing, and collections practices, used vehicle market conditions and subvention.  We continuously evaluate and refine our purchasing practices and collection efforts to minimize risk. In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.  For information regarding the potential impact of current market conditions, refer to Part I. Item 1A. Risk Factors.

The following table provides information related to our credit loss experience:

	Years Ended March 31,
	2019	2018	2017
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.39%	0.44%	0.52%
Operating leases	0.23%	0.31%	0.39%
Total	0.34%	0.39%	0.47%

Default frequency as a percentage of outstanding contracts	1.45%	1.46%	1.53%
Average loss severity per unit[1]	$7,281	$7,497	$7,787

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[2]
Finance receivables[3]	0.34%	0.32%	0.28%
Operating leases[3]	0.27%	0.27%	0.25%
Total	0.31%	0.30%	0.27%
[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased to 0.34 percent at March 31, 2019 from 0.39 percent at March 31, 2018 due to a continued focus on late stage collection activities.  Default frequency as a percentage of outstanding contracts remained relatively consistent at 1.45 percent for fiscal 2019 compared to 1.46 percent for fiscal 2018.  Our average loss severity for fiscal 2019 decreased to $7,281 from $7,497 in fiscal 2018 primarily due to a continued focus on late stage collection activities as well as changes in our purchasing practices that have improved the overall quality of our portfolio.  Our aggregate balances for accounts 60 or more days past due remained relatively consistent at 0.31 percent for fiscal 2019 compared to 0.30 percent for fiscal 2018.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could increase our credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Years Ended March 31,
(Dollars in millions)	2019	2018	2017
Allowance for credit losses at beginning of period	$597	$622	$535
Charge-offs	(464)	(516)	(574)
Recoveries	97	90	79
Provision for credit losses	372	401	582
Allowance for credit losses at end of period	$602	$597	$622

	Years Ended March 31,
	2019	2018	2017
Allowance for credit losses as a percentage of gross earning assets
Finance receivables	0.70%	0.66%	0.68%
Operating leases	0.27%	0.35%	0.40%
Total	0.55%	0.55%	0.58%

Our allowance for credit losses increased $5 million from $597 million at March 31, 2018 to $602 million at March 31, 2019.  The total allowance for credit losses as a percentage of gross earning assets was 0.55 percent for both fiscal 2019 and 2018.  The allowance for credit losses as a percentage of gross earning assets for finance receivables increased to 0.70 percent in fiscal 2019 from 0.66 percent in fiscal 2018 due to the deterioration in the financial performance of certain dealers, which was largely offset by lower credit loss experience on our consumer portfolio.  The allowance for credit losses as a percentage of gross earning assets for operating leases decreased to 0.27 percent in fiscal 2019 from 0.35 percent in fiscal 2018 due to lower credit loss experience.  Changes in the economy that impact the consumer such as increasing interest rates and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets and through loans, credit facilities, and other transactions, as well as generating liquidity from our earning assets.  This strategy has led us to develop a diversified borrowing base that is distributed across a variety of markets, geographies, investors, and financing structures.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth.  For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $2.9 billion to $11.1 billion with an average balance of $7.8 billion during fiscal 2019.  As a result of our access to additional liquidity under the $5.0 billion credit facility with TMS, and depending on market conditions and other factors, we may further reduce the amount of excess funds we hold in future periods in an amount up to the size of the credit facility.  Our credit facility with TMS is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Credit support is provided to us by our indirect parent TFSC, and, in turn, to TFSC by TMC.  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not a guarantee by TMC or TFSC of any securities or obligations of TFSC or TMCC, respectively. The fees paid pursuant to these agreements are disclosed in Note 12 – Related Party Transactions of the Notes to Consolidated Financial Statements.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part I, Item 1A. Risk Factors – “Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default.  We do not currently have exposure to sovereign counterparties in countries experiencing significant economic, fiscal or political strain or any other sovereign counterparties.  Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

	March 31, 2019			March 31, 2018
(Dollars in millions)	Face Value	Carrying Value	Weighted average contractual interest rates	Face Value	Carrying Value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$25,374	$25,273	2.62%	$27,396	$27,313	1.80%
U.S. medium term note ("MTN") program	33,540	33,397	2.82%	35,465	35,313	2.35%
Euro medium term note ("EMTN") program	15,916	15,810	1.90%	15,900	15,812	1.65%
Other debt	6,045	6,041	3.12%	6,281	6,277	2.54%
Total Unsecured notes and loans payable	80,875	80,521	2.60%	85,042	84,715	2.05%
Secured notes and loans payable	12,421	12,401	2.62%	13,657	13,638	1.95%
Total debt	$93,296	$92,922	2.60%	$98,699	$98,353	2.04%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper[1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2018	$27,396	$35,465	$15,900	$6,281	$85,042
Issuances	-	9,541	2,306	1,929	13,776
Maturities and terminations	(2,022)	(11,466)	(1,273)	(2,142)	(16,903)
Non-cash changes in foreign currency rates	-	-	(1,017)	(23)	(1,040)
Balance at March 31, 2019	$25,374	$33,540	$15,916	$6,045	$80,875
Issuances during the one month ended April 30, 2019	$6,089	$2,050	$-	$6	$8,145
[1]	Changes in Commercial paper are shown net due to its short duration within Maturities and terminations.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs ranged from approximately $25.3 billion to $29.1 billion during fiscal 2019, with an average outstanding balance of $27.1 billion.  Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.”

MTN program

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2018, the EMTN Issuers renewed the EMTN program for a one-year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion, or the equivalent in other currencies, of which €19.1 billion was available for issuance at April 30, 2019.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

Other debt

TMCC has entered into term loan agreements with various banks.  These term loan agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

We may borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Secured notes and loans payable

Asset-backed securitization of our earning asset portfolio provides us with an alternative source of funding.  We regularly execute public securitization transactions registered with the SEC and private securitization transactions with bank-sponsored multi-seller asset-backed conduits.

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2018	$13,657
Issuances	7,522
Maturities and terminations	(8,758)
Balance at March 31, 2019	$12,421
Issuances during the one month ended April 30, 2019	$-

We securitize finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”) using a variety of structures.  Our securitization transactions involve the transfer of Securitized Assets to bankruptcy-remote special purpose entities.  These bankruptcy-remote entities are used to ensure that the Securitized Assets are isolated from the claims of creditors of TMCC and that the cash flows from these assets are available solely for the benefit of the investors in these asset-backed securities.  Investors in asset-backed securities do not have recourse to our other assets, and neither TMCC nor our affiliates guarantee these obligations.  We are not required to repurchase or make reallocation payments with respect to the Securitized Assets that become delinquent or default after securitization.  As seller and servicer of the Securitized Assets, we are required to repurchase or make a reallocation payment with respect to the underlying assets that are subsequently discovered not to have met specified eligibility requirements.  This repurchase obligation is customary in securitization transactions. Funding obtained from our securitization transactions is repaid as the underlying Securitized Assets amortize.

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

In addition to the credit enhancement described above, we may enter into interest rate swaps with our special purpose entities that issue variable rate debt.  Under the terms of these swaps, the special purpose entities are obligated to pay TMCC a fixed rate of interest on payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured notes and loans payable.  This arrangement enables the special purpose entities to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate Securitized Assets.

Securitized Assets and the related debt remain on our Consolidated Balance Sheets.  We recognize financing revenue on the Securitized Assets.  We also recognize interest expense on the secured notes and loans payable issued by the special purpose entities and maintain an allowance for credit losses on the Securitized Assets to cover estimated probable credit losses using a methodology consistent with that used for our non-securitized asset portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2019 and 2018, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2019. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2019, TMCC had committed bank credit facilities totaling $5.5 billion, of which $2.8 billion, $200 million and $2.5 billion mature in fiscal 2020, 2021 and 2022, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2019 and 2018.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

In December 2018, TMCC entered into a $5.0 billion three year revolving credit facility with TMS expiring in fiscal 2022.  This credit facility may be used for general corporate purposes and was not drawn upon as of March 31, 2019.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative costs of funds, and market access capabilities.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to Part I, Item 1A. Risk Factors – “Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements.”

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•	maintain 100 percent ownership of TFSC;
•

cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to $90,204 at March 31, 2019; and

•

make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, interest rate floors, and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements. All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee (“ALCO”) which provides a framework for financial controls and governance to manage market risk.

Accounting for Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle asset and liability positions and offset cash collateral held with the same counterparty on a net basis.  Changes in the fair value of derivatives are recorded in Interest expense in our Consolidated Statements of Income.  The derivative instruments are included as a component of Other assets or Other liabilities in our Consolidated Balance Sheet.

The accounting guidance permits the net presentation on our Consolidated Balance Sheets of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists.  When we meet this condition, we elect to present such balances on a net basis.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2019, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of March 31, 2019, we had no hedge accounting derivatives.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities:

	March 31,	March 31,
(Dollars in millions)	2019	2018
Gross derivatives assets, net of credit valuation adjustment	$544	$1,358
Less: Counterparty netting	(441)	(560)
Less: Collateral held	(42)	(737)
Derivative assets, net	$61	$61

Gross derivative liabilities, net of credit valuation adjustment	$1,407	$828
Less: Counterparty netting	(441)	(560)
Less: Collateral posted	(940)	(262)
Derivative liabilities, net	$26	$6

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2019, we held excess collateral of $2 million which we did not use to offset derivative assets, and we posted excess collateral of $17 million which we did not use to offset derivative liabilities.  As of March 31, 2018, we held excess collateral of $11 million which we did not use to offset derivative assets, and we posted excess collateral of $3 million which we did not use to offset derivative liabilities.

OFF-BALANCE-SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bond obligations that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  Other than this fee, there are no corresponding expenses or cash flows arising from our guarantees.  The nature, business purpose, and amounts of these guarantees are described in Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Commitments

We provide fixed and variable rate credit facilities to dealers and various multi-franchise organizations referred to as dealer groups.  These credit facilities are typically used for facilities refurbishment, real estate purchases, business acquisitions, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by the individual or corporate guarantees of the affiliated dealers, dealer groups, or dealer principals when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of dealer support required for the facility and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  Refer to Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional discussion and disclosure.

We have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2019, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2019 and 2018, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have certain obligations to make future payments under contracts and commitments.  Aggregate contractual obligations and commitments in existence at March 31, 2019 are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt [1]	$94,147	$45,596	$29,535	$13,044	$5,972
Estimated interest payments for debt [2]	5,540	1,644	1,843	720	1,333
Estimated net payments (receipts) under interest rate swap agreements[2]	450	165	452	115	(282)
Premises occupied under lease	144	22	39	22	61
Purchase obligations [3]	6	6	-	-	-
Total	$100,287	$47,433	$31,869	$13,901	$7,084
[1]

Debt reflects the remaining principal obligation.  Our foreign currency debt is stated in U.S. dollars at amounts representing our contractual obligations under the foreign currency swaps that are used to hedge the corresponding debt.  Debt also excludes unamortized premium/discount of $204 million and debt issuance costs of $170 million, net of foreign currency adjustments of $851 million.

[2]	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2019.
[3]

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

The contractual obligations and commitments in the above table do not include term loans and revolving lines of credit we extend to dealers and dealer groups as the amount and timing of future payments is uncertain.  Refer to Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional discussion and disclosure.

NEW ACCOUNTING GUIDANCE

Refer to Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make certain estimates which affect reported financial results.    The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analyses, and management judgment.  Changes in the evaluation of these factors may have a significant impact on the consolidated financial statements.  Additionally, due to inherent uncertainties in making estimates, actual results could differ from those estimates, and those differences could be material. The accounting estimates we consider to be critical are the following:

•	Accumulated depreciation on investment in operating leases; and
•	Allowance for credit losses

Accumulated Depreciation on Investment in Operating Leases

Accumulated depreciation on investment in operating leases reduces the value of the leased vehicles from their original value at acquisition to their expected market value at the end of the lease term.

Nature of Estimates and Assumptions Required

The accumulated depreciation on investment in operating leases is based on assumptions of end-of-term market value of the leased vehicles and the number of vehicles that will be returned at maturity.  At the inception of a lease, the residual values are estimated by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, current and projected used vehicle values, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, buying and leasing behavior trends, and fuel prices.  We review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values on a quarterly basis.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the contractual residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of the contractual residual values at lease inception.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.

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

Sensitivity Analysis

At March 31, 2019, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation expense by approximately $123 million.  If the forecasted end-of-term market value of a leased vehicle is less than the contractual residual value, additional depreciation expense is recorded.

At March 31, 2019, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation expense by approximately $31 million.  Adjustments are made on a straight-line basis over the remaining terms of the leases and are included in Investment in operating leases, net in our Consolidated Balance Sheet and in Depreciation on operating leases in our Consolidated Statements of Income.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date on our earning assets resulting from the failure of customers or dealers to make required payments.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”.  Our consumer portfolio consists, for accounting purposes, of our retail loan portfolio segment and our investment in operating leases portfolio, both of which are characterized by smaller contract balances than our dealer portfolio.  Our dealer portfolio consists, for accounting purposes, of our dealer products portfolio segment.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable and estimable losses as of the balance sheet date.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 5 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements.

Consumer Portfolio

The allowance for credit losses for the consumer portfolio is evaluated based on assumptions of default frequency and loss severity using methodologies such as roll rate, credit risk grade/tier, and vintage analysis.  Default frequency represents the number of finance receivables and investment in operating lease contracts that we expect will default over the loss emergence period, which represents the average length of time between when a loss event first occurs and when the account is charged off.  The loss severity assumption represents the expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.  In addition, we review and analyze external factors, such as changes in economic conditions, actual or perceived quality, safety and reliability of Toyota and Lexus vehicles, unemployment levels, the used vehicle market, and consumer behavior as well as internal factors, such as purchase quality mix, collection strategies, and operational changes.

Dealer Portfolio

The allowance for credit losses for the dealer portfolio is evaluated based on assumptions of probability of default and loss given default by aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by vehicle inventory, real estate, or dealership assets).  We analyze the loan-risk pools using internally developed risk ratings for each dealer.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The majority of our credit losses are related to our consumer portfolio.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the consumer portfolio would have resulted in a change in the allowance for credit losses of $41 million as of March 31, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Our business and global capital market activities give rise to market sensitive assets and liabilities. This sensitivity is considered market risk and is caused by changes in market prices of our financial instruments on the balance sheet which is driven by various market factors such as interest rates, foreign exchange rates, credit spreads and other market driven factors.  Market risk is inherent in the financial instruments associated with our operations such as cash equivalents, finance receivables, debt and equity securities, debt, and derivatives.

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

We use sensitivity simulations to assess and manage interest rate risk.  Our simulations allow us to analyze the sensitivity of our existing portfolio as well as the expected sensitivity of our new business.  We measure the potential volatility in our net interest margin and manage our interest rate risk by assessing the dollar impact given a 100 basis point increase or decrease in the implied yield curve.  We have established risk limits to monitor and control our exposures.  ALCO reviews the amount at risk and prescribes steps, if needed, to mitigate our exposure.  Our current exposure is considered within tolerable limits.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100 basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the “-100bp” scenario for both March 31, 2019 and 2018.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2019	$(9.7)	$10.1
March 31, 2018	$4.3	$(4.0)

Our net interest cash flow sensitivity results from the “+100bp” scenario show a slightly liability-sensitive position on March 31, 2019 and a slightly asset-sensitive position on March 31, 2018.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement strategies to protect our net interest margins from the potential negative effects of changes in interest rates.

Foreign currency risk

Foreign currency risk represents exposure to changes in the values of our current holdings and future cash flows denominated in other currencies.  To meet our funding objectives, we issue fixed and variable rate debt denominated in a number of different currencies.  Our policy is to minimize exposures to changes in foreign exchange rates. Currency exposure related to foreign currency debt is economically hedged at issuance through the execution of foreign currency swaps which effectively convert our obligations on foreign denominated debt into U.S. dollar denominated 3-month LIBOR based payments.  As a result, our economic exposure to foreign currency risk is minimized.

Certain equity investments in our investment securities portfolio are exposed to foreign currency risk.  The equity investments may invest directly in foreign currencies, in securities that trade in and receive revenues in foreign currencies, or in financial derivatives that provide exposure to foreign currencies.  The equity investments may also enter into foreign currency derivative contracts to hedge the currency exposure associated with some or all of the equity investments’ securities.  The market value of these holdings is translated into U.S. dollars based on the current exchange rates each business day.  The effect of changes in foreign currency on our portfolio is reflected in the net asset value of the equity investment.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivative counterparties to which we had credit exposure at March 31, 2019 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements permit multiple transactions to be cancelled and settled with a single net balance paid to either party in the event of default or other termination event outside the normal course of business, such as a ratings downgrade of either party to the contract.  These ISDA Master Agreements also contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2019, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,	March 31,
(Dollars in millions)	2019	2018
Credit Rating
AA	$10	$5
A	53	58
Total net counterparty credit exposure	$63	$63

We exclude from the table above credit valuation adjustments which were not significant at March 31, 2019 and 2018 related to non-performance risk of our counterparties. All derivative credit valuation adjustments are recorded in Interest expense in our Consolidated Statements of Income.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our investments in marketable securities distribution by credit rating as of:

	March 31, 2019
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$213	$212	$205	$2	$-	$-	$5
Municipal debt securities	9	11	2	8	1	-	-
Certificates of deposit	50	50	-	-	50	-	-
Commercial paper	70	70	-	70	-	-	-
Corporate debt securities	160	162	-	14	62	81	5
Mortgage-backed securities	75	75	40	3	2	5	25
Asset-backed securities	52	53	12	2	17	3	19
Total available-for-sale debt securities:	$629	$633	$259	$99	$132	$89	$54
Equity investments		$2,275	$-	$412	$1,316	$522	$25
Total		$2,908	$259	$511	$1,448	$611	$79

	March 31, 2018
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations	$2,821	$2,798	$2,167	$631	$-	$-	$-
Municipal debt securities	10	11	2	8	1	-	-
Certificates of deposit	475	474	-	-	474	-	-
Commercial paper	52	52	-	52	-	-	-
Corporate debt securities	203	201	-	22	85	92	2
Mortgage-backed securities	69	70	43	13	9	-	5
Asset-backed securities	39	39	6	5	17	6	5
Equity investments	2,196	2,184	203	214	1,701	43	23
Total	$5,865	$5,829	$2,421	$945	$2,287	$141	$35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended March 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

June 4, 2019

We have served as the Company’s auditor since 1983.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2019	2018	2017
Financing revenues:
Operating lease	$8,694	$8,167	$7,720
Retail	2,235	1,974	1,850
Dealer	711	576	476
Total financing revenues	11,640	10,717	10,046
Depreciation on operating leases	6,909	7,041	6,853
Interest expense	2,747	1,851	1,754
Net financing revenues	1,984	1,825	1,439

Insurance earned premiums and contract revenues	904	882	804
Investment and other income, net	292	257	396
Net financing revenues and other revenues	3,180	2,964	2,639

Expenses:
Provision for credit losses	372	401	582
Operating and administrative	1,385	1,357	1,277
Insurance losses and loss adjustment expenses	446	425	371
Total expenses	2,203	2,183	2,230

Income before income taxes	977	781	409
Provision (benefit) for income taxes	182	(2,629)	142

Net income	$795	$3,410	$267

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended March 31,
	2019	2018	2017
Net income	$795	$3,410	$267
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax (provision) benefit of ($5), $6 and $0, respectively]	11	(29)	(1)
Reclassification adjustment for net losses (gains) on available-for-sale marketable securities included in investment and other income, net [net of tax (benefit) provision of ($3), $16 and $87, respectively]	9	(25)	(139)
Other comprehensive income (loss)	20	(54)	(140)
Comprehensive income	$815	$3,356	$127

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31,	March 31,
	2019	2018
ASSETS
Cash and cash equivalents	$2,198	$3,540
Restricted cash and cash equivalents	985	1,219
Investments in marketable securities	2,908	5,829
Finance receivables, net	70,517	69,647
Investments in operating leases, net	37,927	38,697
Other assets	1,981	1,614
Total assets	$116,516	$120,546

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$92,922	$98,353
Deferred income taxes	5,452	5,326
Other liabilities	4,564	3,987
Total liabilities	102,938	107,666

Commitments and contingencies (Refer to Note 11)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2019 and 2018	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income (loss)	3	(29)
Retained earnings	12,658	11,992
Total shareholder's equity	13,578	12,880
Total liabilities and shareholder's equity	$116,516	$120,546

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	March 31,	March 31,
	2019	2018
ASSETS
Finance receivables, net	$11,075	$11,927
Investments in operating leases, net	5,307	5,706
Other assets	192	125
Total assets	$16,574	$17,758

LIABILITIES
Debt	$12,401	$13,638
Other liabilities	12	10
Total liabilities	$12,413	$13,648

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at March 31, 2016	$915	$2	$165	$8,315	$9,397

Net income	-	-	-	267	267
Other comprehensive loss, net of tax	-	-	(140)	-	(140)
Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Net income	-	-	-	3,410	3,410
Other comprehensive loss, net of tax	-	-	(54)	-	(54)
Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Cumulative-effect of change in accounting policy	-	-	12	(122)	(110)
Net income	-	-	-	795	795
Other comprehensive income, net of tax	-	-	20	-	20
Dividends, net of tax	-	-	-	(7)	(7)
Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$795	$3,410	$267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,023	7,123	6,916
Recognition of deferred income	(2,346)	(2,003)	(1,779)
Provision for credit losses	372	401	582
Amortization of deferred costs	617	607	625
Foreign currency and other adjustments to the carrying value of debt, net	(938)	1,502	(704)
Net gains from investments in marketable securities	(2)	(41)	(226)
Net change in:
Derivative assets	-	(10)	17
Other assets and accrued interest	(86)	(117)	(167)
Deferred income taxes	156	(2,578)	(3)
Derivative liabilities	20	(40)	39
Other liabilities	324	81	347
Net cash provided by operating activities	5,935	8,335	5,914

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,251)	(7,137)	(3,702)
Proceeds from sales of investments in marketable securities	1,740	1,376	875
Proceeds from maturities of investments in marketable securities	2,457	5,580	3,656
Acquisition of finance receivables	(24,686)	(25,713)	(25,497)
Collection of finance receivables	24,082	24,100	24,324
Net change in wholesale and certain working capital receivables	(89)	388	(1,859)
Acquisition of investments in operating leases	(16,068)	(16,575)	(17,947)
Disposals of investments in operating leases	11,395	9,821	10,230
Long term loans to affiliates	(569)	-	-
Payments on long term loans from affiliates	36	-	-
Net change in financing support provided to affiliates	-	755	354
Other, net	(63)	(79)	(110)
Net cash used in investing activities	(3,016)	(7,484)	(9,676)

Cash flows from financing activities:
Proceeds from issuance of debt	21,153	21,768	28,817
Payments on debt	(23,624)	(23,814)	(23,463)
Net change in commercial paper	(2,022)	664	(12)
Net change in financing support provided by affiliates	(2)	5	(6)
Net cash (used in) provided by financing activities	(4,495)	(1,377)	5,336
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(1,576)	(526)	1,574
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	4,759	5,285	3,711
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$3,183	$4,759	$5,285
Supplemental disclosures:
Interest paid, net	$2,239	$1,722	$1,406
Income taxes paid, net	$42	$8	$53

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies

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

•

Insurance - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for vehicle and payment protection products sold by dealers in the U.S. Our vehicle and payment protection products include vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance agreements, excess wear and use agreements, tire and wheel protection agreements and key replacement protection.  TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.  Although the vehicle and payment protection products are generally not regulated as insurance products, for ease of reference we collectively refer to the group of products provided by TMIS herein as “insurance products.”

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus dealers.  As of March 31, 2019, approximately 23 percent of retail and lease contracts were concentrated in California, 11 percent in Texas, 8 percent in New York, and 5 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2019, approximately 26 percent of insurance policies and contracts were concentrated in California, 6 percent in New York, and 5 percent in Maryland, New Jersey, and Virginia, respectively.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

On April 16, 2019, we announced that we will restructure our field operations over the next two years to better serve our dealer partners by streamlining our field office structure into three regional locations and investing in new technology.  Costs associated with this restructure are not expected to be significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies (Continued)

Basis of Presentation and Principles of Consolidation

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Certain prior period amounts have been reclassified to conform to current period presentation.  Related party transactions presented in the Consolidated Financial Statements are disclosed in Note 12 – Related Party Transactions.

The consolidated financial statements include the accounts of TMCC, its wholly-owned subsidiaries and all variable interest entities (“VIE”) of which we are the primary beneficiary.  All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because of inherent uncertainty involved in making estimates, actual results could differ from those estimates and assumptions.  The accounting estimates that are most important to our business are the accumulated depreciation related to our investments in operating leases and the allowance for credit losses.

Significant Accounting Policies

Our significant accounting policies are found in the respective Note for which the policy is applicable.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies (Continued)

Recently Adopted Accounting Guidance

On April 1, 2018, we adopted the following new accounting standards:

Revenue Recognition

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), using the modified retrospective approach and applied it to active agreements at the time of adoption.  As such, the comparative information in this Form 10-K has not been restated and continues to be reported under the accounting standards in effect for those periods.  The majority of our total consolidated revenues are outside the scope of the standard; however, the majority of revenue reported by our insurance operations segment falls within the scope of ASU 2014-09.  Upon adoption, fees collected for administering certain vehicle and payment protection products are now recognized using the same measure as the related product revenue and certain dealer incentives are now capitalized and amortized over the contract term instead of expensed as incurred.

While the adoption of ASU 2014-09 has changed the timing of recognition of certain revenues and expenses, the total revenue and expense recognized over the contract term will not change as a result of adopting the standard.  We do not expect the adoption to be significant to our net income on an ongoing basis.

The cumulative effect of the changes made to our Consolidated Balance Sheet as of April 1, 2018 for the adoption of ASU-2014-09 was as follows:

	March 31,	Adjustments related	April 1,
	2018	to adoption	2018
Assets:
Other assets	$1,614	$73	$1,687

Liabilities and shareholder's equity:
Deferred income taxes	$5,326	$(36)	$5,290
Other liabilities	3,987	219	4,206
Retained earnings	11,992	(110)	11,882

The impact on our Consolidated Balance Sheet for the adoption of ASU-2014-09 was as follows:

	March 31, 2019
		Effect of	Balances without
	As reported	adoption	adoption
Assets:
Other assets	$1,981	$(72)	$1,909

Liabilities and shareholder's equity:
Deferred income taxes	$5,452	$38	$5,490
Other liabilities	4,564	(225)	4,339
Retained earnings	12,658	115	12,773

For the year ended March 31, 2019, the effect on our Consolidated Statement of Income from the adoption of ASU 2014-09 was a decrease of $5 million in net income.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies (Continued)

Recognition and Measurement

We adopted ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets (“ASU 2016-01”), which requires entities to measure equity investments at fair value and recognize any changes in fair value in net income.  On April 1, 2018, we recognized the cumulative effect of adoption by recording a reduction to our opening retained earnings of approximately $12 million, net of tax.

Other Recently Adopted Standards

We adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in the classification of certain cash receipts and cash payments in the statement of cash flows. The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.

We adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how restricted cash and cash equivalents should be classified and presented on the statement of cash flows. This guidance was intended to reduce diversity in practice in the classification of restricted cash and cash equivalents on the statement of cash flows.  Effective April 1, 2018, we no longer report the change in restricted cash and cash equivalents in the operating and investing sections in our Consolidated Statements of Cash Flows.  Restricted cash and cash equivalents are now included in the beginning and end of the period cash and cash equivalents on the Consolidated Statements of Cash Flows. These changes have been applied using a retrospective transition method to each period presented.

We early adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cut and Jobs Act of 2017 (“TCJA”).  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies (Continued)

Accounting Guidance Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard.  The FASB also subsequently issued guidance amending and clarifying various aspects of the new leases guidance.  The new leasing standard represents a wholesale change to lease accounting for lessees and requires additional disclosures regarding leasing arrangements.  We will adopt this ASU using the optional transition method and it will not have a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Upon adoption of the guidance on April 1, 2019, we expect to recognize right-of-use assets and lease liabilities (at their present value) of approximately $120 million in our Consolidated Balance Sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This guidance introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The FASB also subsequently issued guidance amending and clarifying aspects of the new impairment model.  This ASU is effective for us on April 1, 2020.  We are in the process of developing, refining and testing the models and procedures that will be used to calculate the credit loss reserves in accordance with this new accounting guidance.  We expect this new guidance will result in an increase in our allowance for credit losses with a cumulative-effect adjustment to our opening retained earnings in the period of adoption.  The magnitude of the increase in our allowance for credit losses is under evaluation.  We are currently evaluating the other potential impacts of this guidance on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs, which requires certain premiums on callable debt securities to be amortized to the earliest call date.  This ASU is effective for us on April 1, 2019.  The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which makes targeted improvements to accounting for hedging activities.  This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.  The guidance provides new alternatives for applying hedge accounting and measuring the hedged item in fair value hedges of interest rate risk.  The guidance also modifies certain disclosure requirements.  This ASU is effective for us on April 1, 2019.  The adoption of this guidance will not have an impact on our consolidated financial statements and related disclosures as we no longer have hedge accounting derivatives as of September 30, 2018.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements related to fair value measurement.  This ASU is effective for us on April 1, 2020.  We are currently evaluating the potential impacts of this guidance on our disclosures.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies (Continued)

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, which aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software.  This ASU is effective for us on April 1, 2020.  We are currently evaluating the potential impacts of this guidance on our consolidated financial statements and related disclosures.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), which requires indirect interests held through related parties in common control arrangements to be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.  This ASU is effective for us on April 1, 2021.  We are currently evaluating the potential impacts of this guidance on our consolidated financial statements and related disclosures.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The applicable provisions of this ASU are effective for us on April 1, 2020. We are currently evaluating the potential impacts of this guidance on our consolidated financial statements and related disclosures.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities

Cash and Cash Equivalents

Cash and cash equivalents represent highly liquid investments with maturities of three months or less from the date of acquisition and may include money market instruments, commercial paper, certificates of deposit, U.S. government and agency obligations, or similar instruments.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include customer collections on securitized receivables to be distributed to investors as payments on the related secured notes and loans payable, which are primarily related to securitization trusts.  Restricted cash equivalents may also contain amounts unrelated to financing activities which are restricted as to use and proceeds from certain debt issuances for which the use of the cash is restricted.

Investments in Marketable Securities

Investments in marketable securities consist of debt securities and equity investments.

Debt securities are designated as available-for-sale (“AFS”) and are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (“AOCI”), net of applicable taxes. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.  We conduct periodic reviews of AFS debt securities to determine whether the loss is deemed to be other-than-temporary.

If an other-than-temporary impairment (“OTTI”) loss is deemed to exist, we first determine whether we have the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis.  If so, the cost basis of the security is written down to fair value and the loss is reflected in Investment and other income, net in our Consolidated Statements of Income.  If we do not have the intent to sell nor is it more likely than not that we will be required to sell, the credit loss component of the OTTI losses is recognized in Investment and other income, net in our Consolidated Statements of Income, while the remainder of the loss is recognized in AOCI.  The credit loss component is identified as the portion of the amortized cost of the security not expected to be collected over the remaining term as projected using a cash flow analysis for debt securities.

Prior to April 1, 2018, our equity investments were also considered AFS. However, beginning on April 1, 2018, all equity investments are recorded at fair value with changes in fair value included in Investment and other income, net within our Consolidated Statements of Income.  Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income, net within our Consolidated Statements of Income.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Investments in marketable securities consisted of the following:

	March 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$213	$2	$(3)	$212
Municipal debt securities	9	2	-	11
Certificates of deposit	50	-	-	50
Commercial paper	70	-	-	70
Corporate debt securities	160	3	(1)	162
Mortgage-backed securities:
U.S. government agency	35	-	-	35
Non-agency residential	1	-	-	1
Non-agency commercial	39	-	-	39
Asset-backed securities	52	1	-	53
Total available-for-sale debt securities	$629	$8	$(4)	$633
Equity investments				$2,275
Total investments in marketable securities				$2,908

	March 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
Debt securities:
U.S. government and agency obligations	$2,821	$-	$(23)	$2,798
Municipal debt securities	10	1	-	11
Certificates of deposit	475	-	(1)	474
Commercial paper	52	-	-	52
Corporate debt securities	203	1	(3)	201
Mortgage-backed securities:
U.S. government agency	38	1	-	39
Non-agency residential	1	1	-	2
Non-agency commercial	30	-	(1)	29
Asset-backed securities	39	-	-	39
Equity investments	2,196	11	(23)	2,184
Total investments in marketable securities	$5,865	$15	$(51)	$5,829

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of March 31, 2019.  Available-for-sale debt securities and equity investments in a continuous loss position for less than twelve months and for greater than twelve months were not significant as of March 31, 2018.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Years Ended March 31,
	2019	2018	2017
Available-for-sale securities:
Realized (losses) gains	$(12)	$41	$226

Equity investments:
Unrealized gains recognized	$14

Contractual Maturities

The amortized cost, fair value and contractual maturities of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	March 31, 2019
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within 1 year	$177	$177
Due after 1 year through 5 years	102	102
Due after 5 years through 10 years	146	147
Due after 10 years	77	79
Mortgage-backed and asset-backed securities[1]	127	128
Total	$629	$633

1 Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net

Finance receivables, net consist of the retail loan and the dealer products portfolio segments, which includes accrued interest and deferred fees and costs, net of the allowance for credit losses and deferred income.  Finance receivables, net also includes securitized retail receivables, which represent retail receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements, as discussed further in Note 8 – Variable Interest Entities.  Cash flows from these securitized retail receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff.  As of March 31, 2019 and 2018, all finance receivables were classified as held-for-investment.

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

The accrual of revenue is discontinued at the time a retail receivable is determined to be uncollectible.  These finance receivables may be restored to accrual status when future payments are reasonably assured.  For retail loan finance receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received.  Payments are applied first to outstanding interest and then to the unpaid principal balance.

Impaired receivables in the dealer products portfolio segment are placed on nonaccrual status if full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due.  Interest accrued, but not collected at the date a dealer financing receivable is placed on nonaccrual status, is reversed against interest income.  In addition, the amortization of net deferred fees is suspended.  Interest income on nonaccrual dealer financing receivables is recognized only to the extent it is received in cash.  Dealer financing receivables are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.  Finance receivables in the dealer products portfolio segment are charged off against the allowance for credit losses when the loss has been realized.

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2019	2018
Retail receivables	$42,621	$41,265
Securitized retail receivables	11,318	12,130
Dealer financing	17,696	17,420
	71,635	70,815

Deferred origination (fees) and costs, net	695	630
Deferred income	(1,314)	(1,335)
Allowance for credit losses
Retail and securitized retail receivables	(304)	(312)
Dealer financing	(195)	(151)
Total allowance for credit losses	(499)	(463)
Finance receivables, net	$70,517	$69,647

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net (Continued)

Contractual maturities on retail receivables and dealer financing are as follows:

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2020	$14,180	$12,957
2021	12,866	1,519
2022	10,934	924
2023	8,618	588
2024	5,238	646
Thereafter	2,103	1,062
Total	$53,939	$17,696

A portion of our finance receivables has historically settled prior to contractual maturity.  Contractual maturities shown above should not be considered indicative of future cash collections.

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

Individual borrower accounts within the retail loan portfolio segment are segregated into aging categories based on the number of days outstanding.  The aging for each class of finance receivables is updated monthly.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default;
•	Credit Watch – Account designated for elevated attention;
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors; and
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net (Continued)

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	March 31,	March 31,
	2019	2018
Aging of finance receivables:
Current	$53,047	$52,559
30-59 days past due	657	613
60-89 days past due	162	158
90 days or greater past due	73	65
Total	$53,939	$53,395

	Wholesale		Real Estate		Working Capital
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018	2019	2018
Credit quality indicators:
Performing	$9,155	$9,451	$4,019	$4,070	$2,448	$2,118
Credit Watch	1,127	946	554	484	70	105
At Risk	152	75	84	29	63	33
Default	6	41	14	47	4	21
Total	$10,440	$10,513	$4,671	$4,630	$2,585	$2,277

Past Due Finance Receivables by Class

Substantially all finance receivables do not involve recourse to the dealer in the event of customer default.  Finance receivables include contracts in bankruptcy and contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell.  Contracts for which vehicles have been repossessed are excluded.

The following tables summarize the aging of finance receivables by class:

	March 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$657	$162	$73	$892	$53,047	$53,939	$47
Wholesale	-	-	1	1	10,439	10,440	-
Real estate	-	-	-	-	4,671	4,671	-
Working capital	-	-	4	4	2,581	2,585	-
Total	$657	$162	$78	$897	$70,738	$71,635	$47

	March 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$613	$158	$65	$836	$52,559	$53,395	$46
Wholesale	-	-	-	-	10,513	10,513	-
Real estate	-	-	-	-	4,630	4,630	-
Working capital	-	-	-	-	2,277	2,277	-
Total	$613	$158	$65	$836	$69,979	$70,815	$46

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net (Continued)

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

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired		Individually Evaluated
	Finance Receivables		Allowance
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$161	$107	$28	$14
Real estate	93	86	11	5
Working capital	67	55	60	51
Total	$321	$248	$99	$70

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$130	$83
Real estate	152	142
Working capital	20	22
Total	$302	$247

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$231	$222

Total impaired account balances:
Retail loan	$231	$222
Wholesale	291	190
Real estate	245	228
Working capital	87	77
Total	$854	$717
The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  Interest income on impaired finance receivables and interest income recognized using a cash-basis method of accounting during fiscal 2019 and 2018 were not significant.  As of March 31, 2019 and 2018, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $329 million and $249 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

As of March 31, 2019 and 2018, impaired finance receivables in the retail loan portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 5 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

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

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2019 and 2018 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2019 and 2018.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2019 and 2018, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Investments in Operating Leases, Net

Investments in operating leases, net consist of leases, net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 8 – Variable Interest Entities.  Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Operating lease revenues are recorded net of sales tax collected from customers and recognized on a straight-line basis over the term of the lease.  Deferred fees and costs, including incentive payments made to dealers and acquisition fees collected from customers, are capitalized or deferred and amortized on a straight-line basis over the contract term.  Payments received on affiliate sponsored subvention and other incentive programs are deferred and recognized on a straight-line basis over the contract term.  The accrual of revenue on investments in operating leases is discontinued at the time an account is determined to be uncollectible and subsequent revenue is recognized only to the extent a payment is received.  Operating leases may be restored to accrual status when future payments are reasonably assured.

Residual values of lease contracts are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, competitor actions and behavior, vehicle features and specifications, the mix and level of used vehicle supply, the level of current used vehicle values, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease-end.

Depreciation on operating leases is recognized using the straight-line method over the lease term.  The depreciable basis is the original acquisition cost of the vehicle less the estimated residual value of the vehicle at the end of the lease term.  On a quarterly basis, we review the estimated end-of-term market values and return rates of leased vehicles to assess the appropriateness of the carrying values at lease-end.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  Adjustments to depreciation expense to reflect revised estimates of expected market values at lease termination and revised return rates are recorded prospectively on a straight-line basis over the remaining lease term.

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2019 and 2018, there was no impairment in our investment in operating leases portfolio.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Investments in Operating Leases, Net (Continued)

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2019	2018
Investments in operating leases	$42,869	$42,863
Securitized investments in operating leases	7,532	7,869
	50,401	50,732
Deferred origination (fees) and costs, net	(225)	(224)
Deferred income	(2,085)	(1,700)
Accumulated depreciation	(10,061)	(9,977)
Allowance for credit losses	(103)	(134)
Investments in operating leases, net	$37,927	$38,697

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2020	$6,025
2021	3,869
2022	1,467
2023	156
2024	4
Total	$11,521

A portion of our operating lease contracts has historically terminated prior to maturity.  Future minimum rentals shown above should not be considered indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Allowance for Credit Losses

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

(Dollars in millions)

Note 5 – Allowance for Credit Losses (Continued)

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

Accounting for the Allowance for Credit Losses and Impaired Receivables

The majority of the allowance for credit losses covers estimated losses on the retail loan portfolio segment and investments in operating leases which are collectively evaluated for impairment.  The remainder of the allowance for credit losses covers the estimated losses on the dealer products portfolio segment.  Within the dealer products portfolio segment, we establish specific reserves to cover the estimated losses on individual impaired loans (including loans modified in a troubled debt restructuring).  The specific reserves are assessed based on discounted cash flows, the loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

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

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years Ended March 31,
	2019	2018	2017
Allowance for credit losses at beginning of period	$597	$622	$535
Charge-offs	(464)	(516)	(574)
Recoveries	97	90	79
Provision for credit losses	372	401	582
Allowance for credit losses at end of period	$602	$597	$622

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Year Ended March 31, 2019
	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2018	$312	$151	$463
Charge-offs	(330)	-	(330)
Recoveries	50	-	50
Provision for credit losses	272	44	316
Ending balance, March 31, 2019	$304	$195	$499

Allowance for Credit Losses for Finance Receivables:
Ending balance: Individually evaluated for impairment	$-	$99	$99
Ending balance: Collectively evaluated for impairment	$304	$96	$400

Finance Receivables:
Ending balance, March 31, 2019	$53,939	$17,696	$71,635
Ending balance: Individually evaluated for impairment	$-	$623	$623
Ending balance: Collectively evaluated for impairment	$53,939	$17,073	$71,012

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $231 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of March 31, 2019, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2019 includes $1,091 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”) and $132 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Allowance for Credit Losses (Continued)

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

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative if certain criteria are met.  As of September 30, 2018, we no longer have any hedge accounting derivatives.

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle asset and liability positions and offset cash collateral held with the same counterparty on a net basis.  Changes in the fair value of our derivative instruments are recognized as a component of Interest expense in our Consolidated Statements of Income.  The derivative instruments are included as a component of Other assets or Other liabilities in our Consolidated Balance Sheets.

Offsetting of Derivatives

The accounting guidance permits the net presentation on our Consolidated Balance Sheets of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists.  When we meet this condition, we elect to present such balances on a net basis.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are also our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2019, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	March 31, 2019
	Non-hedge
	accounting derivatives
		Fair
	Notional	value
Other assets:
Interest rate swaps	$49,254	$472
Foreign currency swaps	2,771	72
Total	$52,025	$544

Counterparty netting		(441)
Collateral held		(42)
Carrying value of derivative contracts – Other assets		$61

Other liabilities:
Interest rate swaps	$57,593	$622
Foreign currency swaps	9,796	785
Total	$67,389	$1,407

Counterparty netting		(441)
Collateral posted		(940)
Carrying value of derivative contracts – Other liabilities		$26

As of March 31, 2019, we held excess collateral of $2 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets, and we posted excess collateral of $17 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

	March 31, 2018
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
	Notional	value	Notional	value	Notional	value
Other assets:
Interest rate swaps	$-	$-	$71,464	$872	$71,464	$872
Interest rate floors	-	-	847	1	847	1
Foreign currency swaps	119	8	7,248	477	7,367	485
Total	$119	$8	$79,559	$1,350	$79,678	$1,358

Counterparty netting						(560)
Collateral held						(737)
Carrying value of derivative contracts – Other assets						$61

Other liabilities:
Interest rate swaps	$-	$-	$41,513	$628	$41,513	$628
Foreign currency swaps	-	-	5,863	200	5,863	200
Total	$-	$-	$47,376	$828	$47,376	$828

Counterparty netting						(560)
Collateral posted						(262)
Carrying value of derivative contracts – Other liabilities						$6

As of March 31, 2018, we held excess collateral of $11 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets, and we posted excess collateral of $3 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years Ended March 31,
	2019	2018	2017
Interest expense on debt	$2,559	$1,970	$1,570
Interest income on derivatives	(53)	(67)	(18)
Interest expense on debt and derivatives	2,506	1,903	1,552

(Gains) losses on non-hedge accounting debt denominated in foreign currencies	(1,078)	1,344	(652)
Losses (gains) on non-hedge accounting foreign currency swaps	1,015	(1,306)	880
Losses (gains) on U.S. dollar non-hedge accounting interest rate swaps	304	(90)	(26)
Total interest expense	$2,747	$1,851	$1,754

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	March 31, 2019			March 31, 2018
	Face Value	Carrying Value	Weighted average contractual interest rates	Face Value	Carrying Value	Weighted average contractual interest rates
Unsecured notes and loans payable	$80,875	$80,521	2.60%	$85,042	$84,715	2.05%
Secured notes and loans payable	12,421	12,401	2.62%	13,657	13,638	1.95%
Total debt	$93,296	$92,922	2.60%	$98,699	$98,353	2.04%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.  Debt issuance costs are deferred and amortized to interest expense on an effective yield basis over the contractual term of the debt.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.

Debt is callable at par value.  Scheduled maturities of our debt portfolio are summarized below.  Actual repayment of secured debt will vary based on the repayment activity on the related pledged assets.

Future
Years ending March 31,	debt maturities
2020	$45,500
2021	15,028
2022	14,086
2023	8,888
2024	3,856
Thereafter[1]	5,938
Unamortized premiums, discounts and debt issuance costs	(374)
Total debt	$92,922

1 Unsecured and secured notes and loans payable mature on various dates through fiscal 2049.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $25.3 billion and $27.3 billion as of March 31, 2019 and 2018, respectively.

Upon issuance of fixed rate debt, we generally elect to enter into pay-float swaps to convert fixed rate payments on debt to floating rate payments.  Certain unsecured notes and loans payable are denominated in various foreign currencies.  The debt is translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance data using the exchange rate in effect at that date.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we enter into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.  Gains and losses related to foreign currency transactions are included in Interest expense in our Consolidated Statements of Income.

Certain of our unsecured notes and loans payable contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  We are currently in compliance with these covenants and conditions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Debt and Credit Facilities (Continued)

Secured Notes and Loans Payable

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 8 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements.

Credit Facilities and Letters of Credit

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2019.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2019, TMCC had committed bank credit facilities totaling $5.5 billion, of which $2.8 billion, $200 million and $2.5 billion mature in fiscal 2020, 2021 and 2022, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2019 or 2018. We are currently in compliance with the covenants and conditions of the credit agreements described above.

In December 2018, TMCC entered into a $5.0 billion three year revolving credit facility with TMS expiring in fiscal 2022.  This credit facility may be used for general corporate purposes and was not drawn upon as of March 31, 2019.  Any amounts drawn on this credit facility would be recorded in Other liabilities on our Consolidated Balance Sheets.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.  Any amounts borrowed from affiliates would be recorded in Other liabilities on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Variable Interest Entities

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	March 31, 2019
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$630	$11,318	$11,075	$6	$9,202	$10
Investments in operating leases	355	7,532	5,307	186	3,199	2
Total	$985	$18,850	$16,382	$192	$12,401	$12

	March 31, 2018
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$729	$12,130	$11,927	$7	$9,958	$7
Investments in operating leases	297	7,869	5,706	118	3,680	3
Total	$1,026	$19,999	$17,633	$125	$13,638	$10

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Variable Interest Entities (Continued)

Restricted Cash, including cash equivalents, shown in the previous table represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,486 million and $1,520 million of securities retained by TMCC at March 31, 2019 and 2018, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate, TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets at March 31, 2019 and 2018 and revenues earned from these dealers during fiscal 2019, 2018 and 2017 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of March 31, 2019 and 2018 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Pension and Other Benefit Plans

We are a participating employer in certain retirement and post-retirement medical care, life insurance, and other benefits sponsored by TMNA, an affiliate.  Costs of each plan are generally allocated to TMCC based on relative benefit costs associated with participating or eligible employees at TMCC as compared to the plan as a whole.

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were not significant for fiscal 2019, 2018 and 2017.

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

TMCC employer contributions to the savings plan were not significant for fiscal 2019, 2018 and 2017.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain medical care and life insurance benefits to eligible retired employees.  Generally, in order to be eligible for these benefits, the employee must be age 55 or older with 10 or more years of service.

Other post-retirement benefit costs allocated to TMCC were not significant for fiscal 2019, 2018 and 2017.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 10 – Income Taxes

We use the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current fiscal year’s provision for income taxes.

TMCC files a consolidated federal income tax return with its subsidiaries and TFSIC.  TMCC files either separate or consolidated/combined state income tax returns with TMNA, TFSIC, or subsidiaries of TMCC.  State income tax expense is generally recognized as if TMCC and its subsidiaries filed their tax returns on a stand-alone basis.  In those states where TMCC and its subsidiaries join in the filing of consolidated or combined income tax returns, TMCC and its subsidiaries are allocated their share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss.  Based on the federal and state tax sharing agreements, TFSIC and TMCC and its subsidiaries pay for their share of the income tax expense and are reimbursed for the benefit of any of their tax losses utilized in the federal and state income tax returns.

The provision (benefit) for income taxes consisted of the following:

	Years ended March 31,
	2019	2018	2017
Current
Federal	$(55)	$(45)	$136
State	76	(10)	2
Foreign	4	3	7
Total	25	(52)	145

Deferred
Federal	207	(2,625)	(9)
State	(49)	48	5
Foreign	(1)	-	1
Total	157	(2,577)	(3)
Provision (benefit) for income taxes	$182	$(2,629)	$142

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2019	2018	2017
Provision for income taxes at U.S. federal statutory tax rate	21.0%	31.6%	35.0%
State and local taxes (net of federal tax benefit)	4.6%	4.8%	3.6%
Revaluation of federal deferred tax liability from TCJA	-	(371.6)%	-
Tax rate differential from tax loss carryback	(2.8)%	-	-
Adjustment for prior year provision to return differences	(1.4)%	0.4%	(2.2)%
Effect of state tax law changes	(1.3)%	(0.1)%	1.5%
Other, net	(1.5)%	(1.7)%	(3.2)%
Effective tax rate	18.6%	(336.6)%	34.7%

During fiscal 2018, the TCJA reduced the corporate income tax rate from 35% to 21%.  As a result, our federal statutory rate for fiscal 2018 was a blended rate of 31.6% and we recorded a $2.9 billion income tax benefit from the revaluation of our net deferred tax liabilities.  We completed our assessment of the impact of the TCJA within twelve months from its enactment date, and such impact has been reflected in our Consolidated Financial Statements as of and for the year ended March 31, 2019.

The amounts in Other, net in the table above include an adjustment to the provisional deemed repatriation tax for fiscal 2019, benefits from federal plug-in vehicle credits for fiscal 2019, 2018, and 2017, and fuel cell credits for fiscal 2017.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 10 – Income Taxes (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2019	2018
Liabilities:
Lease transactions	$7,121	$5,642
State taxes, net of federal tax benefit	847	856
Mark-to-market of investments in marketable securities and derivatives	44	185
Other	288	244
Deferred tax liabilities	$8,300	$6,927

Assets:
Provision for credit and residual value losses	361	420
Deferred costs and fees	192	186
Net operating loss and tax credit carryforwards	2,297	993
Other	22	31
Deferred tax assets	2,872	1,630
Valuation allowance	(24)	(29)
Net deferred tax assets	$2,848	$1,601
Net deferred income tax liability[1]	$5,452	$5,326

1  Balance includes amounts attributable to unrealized gains or losses included in accumulated other comprehensive income or loss, net of $1 million of deferred tax liabilities and $7 million of deferred tax assets at March 31, 2019 and 2018, respectively. The change in this balance is not included in total deferred tax expense.

We have deferred tax assets related to cumulative federal and state net operating loss carryforwards of $2.1 billion and $147 million at March 31, 2019, respectively, compared to $857 million in federal net operating loss deferred tax assets and $109 million in state net operating loss deferred tax assets at March 31, 2018, respectively.  The federal net operating loss generated in fiscal 2018 will expire in 2038, while the federal net operating loss generated in fiscal 2019 will not expire.  The federal tax credit carryforwards will expire beginning in fiscal 2028.  Some state net operating loss carryforwards have no expiration while others expire beginning in fiscal 2020.

The deferred tax assets related to foreign tax credit and state tax net operating loss carryforwards are reduced by a valuation allowance of $24 million and $29 million at March 31, 2019 and 2018, respectively.  The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 10 – Income Taxes (Continued)

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, other than the deemed repatriation tax that is provided pursuant to the TCJA, state and local taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2019 and 2018, these unremitted earnings totaled $233 million and $223 million, respectively.  Determination of the amount of the deferred state and local tax liability is not practicable, and accordingly no estimate of the unrecorded deferred state and local tax liability is provided.

Although we do not foresee any events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

Our share of the income tax payable or receivable in those states where we filed consolidated or combined returns with TMNA and its subsidiaries was not significant for both March 31, 2019 and 2018.  Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, Toyota Financial Savings Bank (“TFSB”), and Toyota Financial Services Securities USA Corporation, was not significant for both March 31, 2019 and 2018.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.  Unrecognized tax benefits were not significant as of March 31, 2019, 2018 and 2017. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2019, 2018, and 2017, accrued interest was not significant and no penalties were accrued.

Tax-related Contingencies

As of March 31, 2019, we remained under IRS examination for fiscal 2019 and 2018. The IRS examination for fiscal 2017 was concluded in fiscal 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2019	2018
Commitments:
Credit facilities commitments with dealers	$1,378	$1,286
Minimum lease commitments	144	162
Total commitments	1,522	1,448
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,622	$1,548

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Total rental expense, including payments to affiliates, was $30 million for both fiscal 2019 and 2018, and $27 million for fiscal 2017.  Minimum lease commitments in the table above include $97 million and $105 million for facilities leases with affiliates at March 31, 2019 and 2018, respectively.  At March 31, 2019, minimum future commitments under lease agreements to which we are a lessee, including those with affiliates, are as follows:

Future minimum
Years ending March 31,	lease payments
2020	$22
2021	19
2022	20
2023	12
2024	10
Thereafter	61
Total	$144

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and insurance business and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2019 and 2018.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2019, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2019 and 2018, no amounts have been recorded under these indemnification provisions.

Litigation and Governmental Proceedings

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  In addition, we are subject to governmental and regulatory examinations, information-gathering requests, and investigations from time to time at the state and federal levels.  It is inherently difficult to predict the course of such legal actions and governmental inquiries.  On January 28, 2015, we received a request for documents and information from the New York State Department of Financial Services relating to our lending practices (including fair lending).  We provided the requested documents and information, but have not had further communication with the agency regarding their review.

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

Note 12 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Years Ended March 31,
	2019	2018	2017
Net financing revenues:
Manufacturers’ subvention and other revenues	$1,930	$1,590	$1,374
Depreciation on operating leases	$(24)	$(12)	$-

Interest expense:
Credit support fees, interest and other expenses	$96	$95	$95

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$181	$182	$149

Investment and other income, net:
Interest and other income	$16	$13	$9

Expenses:
Operating and administrative expenses	$95	$80	$73
Insurance losses and loss adjustment expenses[1]	$(3)	$(3)	$-
[1]	Amount includes the transfer of insurance losses and loss adjustment expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

	March 31,	March 31,
	2019	2018
Assets:
Cash and cash equivalents
Commercial paper	$-	$255

Investments in marketable securities
Commercial paper	$70	$52

Finance receivables, net
Accounts receivable	$150	$191
Deferred retail subvention income	$(1,257)	$(1,279)

Investments in operating leases, net
Investments in operating leases, net	$1	$6
Deferred lease subvention income	$(2,062)	$(1,682)

Other assets
Notes receivable	$601	$68
Other receivables, net	$11	$310

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$337	$328
Other payables, net	$147	$74
Notes payable	$16	$18

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of March 31, 2019 and 2018, the subvention receivable from TMNA was $171 million and $279 million, respectively.  We have a master netting agreement with TMNA, which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, we had a net amount payable to TMNA, which resulted in the subvention receivable being recorded in Other payables, net in Other liabilities as of March 31, 2019.  The subvention receivable was recorded in Other receivables, net in Other assets as of March 31, 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

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

In addition, TMCC receives support from and provides financing support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements.  As of March 31, 2019 and 2018, total financing support available from affiliates totaled approximately $8.5 billion and $3.6 billion, respectively.  As of March 31, 2019 and 2018, total financing support available to affiliates totaled approximately $5.4 billion and $5.6 billion, respectively.  The amounts outstanding under these agreements are recorded in Other assets and Other liabilities in our Consolidated Balance Sheets at March 31, 2019 and 2018.

In May 2019, TMCC increased financing support available to Toyota Financial Services Mexico, S.A. de C.V., which increases total financing support available to affiliates by $1.5 billion.

Other Financing Support Provided to Affiliates

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

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 11 – Commitments and Contingencies.

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines. At March 31, 2019 and 2018, we had $23 million and $30 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

Shared Service Arrangements with Affiliates

TMCC is subject to the following shared service agreements:

•

TMCC incurs costs under various shared service agreements with TMNA and other affiliates.  Services provided by affiliates under the shared service agreements include certain technological and administrative services, such as information systems support, facilities, insurance coverage, human resources and other corporate services.

•

TMCC provides various services to its subsidiaries and affiliates, including certain administrative and corporate services, operational support, information systems support, facilities, treasury, and vendor management services.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

Operational Support Arrangements with Affiliates

•	TMCC and TCPR provide various wholesale financing to dealers, which result in our having payables to TMNA and Toyota de Puerto Rico Corp.
•

TMCC is party to a lease agreement with TMNA for our headquarters facility in Plano, Texas, expiring in 2032 and our Customer Service Center located in Cedar Rapids, Iowa, with no stated expiration date.  TMCC was party to a lease agreement with TMNA for our former headquarters location in the TMS headquarters complex in Torrance, California, that was terminated in the third quarter of fiscal 2018.  The lease commitments are described in Note 11 – Commitments and Contingencies.

•

Subvention receivable represents amounts due from TMNA and other affiliates in support of retail and lease subvention and other cash incentive programs offered by TMCC.  Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention and other revenues primarily represent the earned portion of such amounts.

•	Investment in operating leases includes contractual residual value support received from affiliates which are recognized as an offset to depreciation expense.
•

TMCC is a participating employer in certain retirement, post-retirement medical care and life insurance benefits sponsored by TMNA.  Refer to Note 9 – Pension and Other Benefit Plans for additional information.

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

•

Affiliate insurance premiums and contract revenues primarily represent revenues from TMIS for coverage and related administrative services provided to TMNA and affiliates.  This includes contractual indemnity coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles and related administrative services for TMNA’s certified pre-owned vehicle program and umbrella liability policy.  TMIS provides umbrella liability insurance to TMNA and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In order to determine fair value of our assets and liabilities, we use quoted prices for identical or similar instruments, otherwise we utilize valuation models with observable or calculated inputs. The use of observable quotes for identical or similar instruments and the use of unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this Note as Level 1, 2 and 3 defined below.  The availability of observable inputs can vary based upon the financial instrument and other factors, such as instrument type, market liquidity and other specific characteristics particular to the financial instrument.  To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires additional judgment by management. We use prices and inputs that are current as of the measurement date, including during periods of market disruption.  In periods of market disruption, the availability of prices and inputs may be reduced for certain financial instruments.  This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

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

Recurring Fair Value Measurements

Cash Equivalents and Restricted Cash Equivalents

The fair value of cash equivalents and restricted cash equivalents approximates the carrying value and these instruments are classified in Level 1 of the fair value hierarchy.

Investments in Marketable Securities

We estimate the value of our AFS debt securities using observed transaction prices, independent third-party pricing valuation vendors, and internal valuation models.

We may hold investments in actively traded open-end and private placement equity investments.  Where the equity investments produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the equity investment and classify the investment in Level 1 of the fair value hierarchy.  The fair value of equity investments that produce a daily net asset value that is not quoted in an active market is estimated using the net asset value per share (or its equivalent) as practical expedient and are excluded from leveling in the fair value hierarchy.

In addition, we may hold individual securities where valuation methodologies and inputs to valuation models depend on the security type, thus they may be classified differently in the leveling hierarchy.  Where possible, quoted prices in active markets for identical or similar securities are used to determine the fair value of the investment securities; those securities are classified as Level 1 or 2, respectively.  Where quoted prices in active markets are not available, we use various valuation models for each asset class that are consistent with what market participants use.  The inputs and assumptions to the models are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data.  These investments are generally classified in Level 2 of the fair value hierarchy, however depending on the significance of the unobservable inputs they may also be classified as Level 3.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Derivatives

We estimate the fair value of our derivatives using industry standard valuation models that require observable market inputs, including market prices, interest rates, foreign exchange rates, volatilities, counterparty credit risk, our own non-performance risk and the contractual terms of the derivative instruments.  We consider counterparty credit risk and our own non-performance risk through credit valuation adjustments.

For derivatives that trade in liquid markets, model inputs can generally be verified and do not require significant management judgment.  These derivative instruments are classified in Level 2 of the fair value hierarchy.

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For such derivatives, key inputs to the valuation process include quotes from counterparties and other market data used to corroborate and adjust values where appropriate.  Other market data includes values obtained from a market participant that serves as a third party valuation vendor.  These derivative instruments are classified in Level 3 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment.  We did not have any significant nonrecurring fair value items as of March 31, 2019 and 2018.

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

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Financial Instruments Not Carried at Fair Value

Finance Receivables

Our finance receivables consist of retail loans and dealer financing loans, which are comprised of wholesale, real estate and working capital financing.  Retail finance receivables are primarily valued using a securitization model that incorporates expected cash flows.  Cash flows expected to be collected are estimated using contractual principal and interest payments adjusted for specific factors, such as prepayments, extensions, default rates, loss severity, credit scores, and collateral type.  The securitization model utilizes quoted secondary market rates if available, or estimated market rates that incorporate management's best estimate of investor assumptions about the portfolio.  The dealer financing portfolio is valued using a discounted cash flow model.  Discount rates are derived based on market rates for equivalent portfolio bond ratings.  As these valuations utilize unobservable inputs, our finance receivables are classified in Level 3 of the fair value hierarchy.

Unsecured Notes and Loans Payable

The fair value of commercial paper is assumed to approximate the carrying value due to its short duration and generally negligible credit risk.  We validate this assumption by recalculating the fair value of our commercial paper using quoted market rates.  Commercial paper is classified in Level 2 of the fair value hierarchy.

Other unsecured notes and loans payable are primarily valued using current market rates and credit spreads for debt with similar maturities.  Our valuation models utilize observable inputs such as standard industry curves; therefore, we classify these unsecured notes and loans payables in Level 2 of the fair value hierarchy.  When observable inputs are not available for all assumptions, we estimate the fair value using internal assumptions such as volatility and expected credit losses.  As these valuations utilize unobservable inputs, we classify these unsecured notes and loans payable in Level 3 of the fair value hierarchy.

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

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

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

	March 31, 2019
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$194	$18	$-	$-	$212
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	50	-	-	50
Commercial paper	-	70	-	-	70
Corporate debt securities	-	162	-	-	162
Mortgage-backed securities:
U.S. government agency	-	35	-	-	35
Non-agency residential	-	-	1	-	1
Non-agency commercial	-	-	39	-	39
Asset-backed securities	-	-	53	-	53
Available-for-sale debt securities total	194	346	93	-	633
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					689
Total return bond funds	1,586	-	-	-	1,586
Equity investments total	1,586	-	-	-	2,275
Investments in marketable securities total	1,780	346	93	-	2,908
Derivative assets:
Interest rate swaps	-	471	1	-	472
Foreign currency swaps	-	72	-	-	72
Counterparty netting and collateral	-	-	-	(483)	(483)
Derivative assets total	-	543	1	(483)	61
Assets at fair value	1,780	889	94	(483)	2,969
Derivative liabilities:
Interest rate swaps	-	(622)	-	-	(622)
Foreign currency swaps	-	(785)	-	-	(785)
Counterparty netting and collateral	-	-	-	1,381	1,381
Liabilities at fair value	-	(1,407)	-	1,381	(26)
Net assets at fair value	$1,780	$(518)	$94	$898	$2,943

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the years ended March 31, 2019 and 2018 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Year Ended March 31, 2019
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2018	$31	$39	$70	$(21)	$49
Total gains (losses)
Included in net income	-	-	-	29	29
Included in other comprehensive income	-	1	1	-	1
Purchases, issuances, sales, and settlements
Purchases	16	32	48	-	48
Issuances	-	-	-	-	-
Sales	-	(4)	(4)	-	(4)
Settlements	(7)	(15)	(22)	(7)	(29)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, March 31, 2019	$40	$53	$93	$1	$94
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$29	$29

	Year Ended March 31, 2018
									Total net
						Derivative			assets
	Available-for-sale securities					instruments, net			(liabilities)

	U.S.				Total			Total
	government	Corporate	Mortgage-	Asset-	available-	Interest	Foreign	derivative
	and agency	debt	backed	backed	for-sale	rate	currency	assets
	obligations	securities	securities	securities	securities	swaps	swaps	(liabilities)
Fair value, April 1, 2017	$2	$8	$39	$31	$80	$(5)	$(62)	$(67)	$13
Total gains (losses)
Included in net income	-	-	-	-	-	-	7	7	7
Included in other comprehensive income	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	5	30	35	-	-	-	35
Issuances	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-
Settlements	-	(9)	(13)	(22)	(44)	(16)	55	39	(5)
Transfers in to Level 3	-	1	-	-	1	-	-	-	1
Transfers out of Level 3	(2)	-	-	-	(2)	-	-	-	(2)
Fair value, March 31, 2018	$-	$-	$31	$39	$70	$(21)	$-	$(21)	$49
The amount of total gains (losses) included in net income attributable to assets held at the reporting date						$-	$-	$-	$-

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the years ended March 31, 2019 and 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2019
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$53,013	$-	$-	$53,247	$53,247
Wholesale	10,293	-	-	10,369	10,369
Real estate	4,550	-	-	4,534	4,534
Working capital	2,510	-	-	2,554	2,554

Financial liabilities
Unsecured notes and loans payable	$80,521	$-	$79,056	$2,313	$81,369
Secured notes and loans payable	12,401	-	-	12,428	12,428

	March 31, 2018
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$52,374	$-	$-	$52,081	$52,081
Wholesale	10,365	-	-	10,413	10,413
Real estate	4,492	-	-	4,409	4,409
Working capital	2,222	-	-	2,197	2,197

Financial liabilities
Unsecured notes and loans payable	$84,715	$-	$82,754	$2,341	$85,095
Secured notes and loans payable	13,638	-	-	13,588	13,588

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net excludes related party transactions, for which the fair value approximates the carrying value, of $148 million and $189 million at March 31, 2019 and 2018, respectively.  Fair values of related party finance receivables, net would be classified as Level 3 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information

Our reportable segments are Finance and Insurance operations.  Finance operations include retail, leasing, and dealer financing provided to authorized dealers and their customers in the U.S. and Puerto Rico.  Insurance operations are performed by TMIS and its subsidiaries.

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Year ended March 31, 2019
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$11,640	$-	$-	$11,640
Depreciation on operating leases	6,909	-	-	6,909
Interest expense	2,769	-	(22)	2,747
Net financing revenues	1,962	-	22	1,984

Insurance earned premiums and contract revenues	-	904	-	904
Investment and other income, net	188	126	(22)	292
Net financing and other revenues	2,150	1,030	-	3,180

Expenses:
Provision for credit losses	372	-	-	372
Operating and administrative expenses	1,038	347	-	1,385
Insurance losses and loss adjustment expenses	-	446	-	446
Total expenses	1,410	793	-	2,203

Income before income taxes	740	237	-	977
Provision for income taxes	147	35	-	182

Net income	$593	$202	$-	$795

Total assets	$112,615	$5,066	$(1,165)	$116,516

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

	Year ended March 31, 2018
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$10,717	$-	$-	$10,717
Depreciation on operating leases	7,041	-	-	7,041
Interest expense	1,863	-	(12)	1,851
Net financing revenues	1,813	-	12	1,825

Insurance earned premiums and contract revenues	-	882	-	882
Investment and other income, net	140	129	(12)	257
Net financing and other revenues	1,953	1,011	-	2,964

Expenses:
Provision for credit losses	401	-	-	401
Operating and administrative expenses	1,028	329	-	1,357
Insurance losses and loss adjustment expenses	-	425	-	425
Total expenses	1,429	754	-	2,183

Income before income taxes	524	257	-	781
(Benefit) provision for income taxes	(2,654)	25	-	(2,629)

Net income	$3,178	$232	$-	$3,410

Total assets	$116,942	$4,691	$(1,087)	$120,546

	Year ended March 31, 2017
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$10,046	$-	$-	$10,046
Depreciation on operating leases	6,853	-	-	6,853
Interest expense	1,759	-	(5)	1,754
Net financing revenues	1,434	-	5	1,439

Insurance earned premiums and contract revenues	-	804	-	804
Investment and other income, net	337	64	(5)	396
Net financing and other revenues	1,771	868	-	2,639

Expenses:
Provision for credit losses	582	-	-	582
Operating and administrative expenses	979	298	-	1,277
Insurance losses and loss adjustment expenses	-	371	-	371
Total Expenses	1,561	669	-	2,230

Income before income taxes	210	199	-	409
Provision for income taxes	67	75	-	142

Net income	$143	$124	$-	$267

Total assets	$116,242	$4,476	$(1,083)	$119,635

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

Insurance operations

The Insurance operations segment offers vehicle and payment protection products on Toyota, Lexus and other domestic and import vehicles that are sold by dealers along with the sale of a vehicle.

Insurance Earned Premiums

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

Insurance Contract Revenues

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

For the year ended March 31, 2019, approximately 84 percent of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under ASU 2014-09.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the year ended March 31, 2019.

We had $2.2 billion of unearned insurance premiums and contract revenues within the scope of the revenue recognition guidance included in Other liabilities as of April 1, 2018 and March 31, 2019.  We recognized $652 million of the unearned amount in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during fiscal 2019.  We expect to recognize as revenue approximately $673 million in fiscal 2020, and $1.6 billion thereafter.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses include amounts paid and accrued for loss events that are known and have been recorded as claims, estimates of losses incurred but not reported based on actuarial estimates and historical loss development patterns, and loss adjustment expenses that are expected to be incurred in connection with settling and paying these claims.

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities in our Consolidated Balance Sheets. These accruals arising from contractual agreements entered into by TMIS are not significant as of March 31, 2019 and 2018.  Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Selected Quarterly Financial Data

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended March 31, 2019:
Financing revenues:
Operating lease	$2,126	$2,167	$2,212	$2,189
Retail	535	547	578	575
Dealer	175	176	178	182
Total financing revenues	2,836	2,890	2,968	2,946
Depreciation on operating leases	1,766	1,662	1,717	1,764
Interest expense	682	702	699	664
Net financing revenues	388	526	552	518

Insurance earned premiums and contract revenues	224	226	226	228
Investment and other income, net	40	56	68	128
Net financing revenues and other revenues	652	808	846	874

Expenses:
Provision for credit losses	89	67	110	106
Operating and administrative	324	348	347	366
Insurance losses and loss adjustment expenses	125	112	106	103
Total expenses	538	527	563	575

Income before income taxes	114	281	283	299
Provision for income taxes	22	87	69	4
Net income	$92	$194	$214	$295

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Selected Quarterly Financial Data (Continued)

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended March 31, 2018:
Financing revenues:
Operating lease	$1,981	$2,016	$2,068	$2,102
Retail	474	490	498	512
Dealer	143	141	140	152
Total financing revenues	2,598	2,647	2,706	2,766
Depreciation on operating leases	1,681	1,719	1,778	1,863
Interest expense	448	452	428	523
Net financing revenues	469	476	500	380

Insurance earned premiums and contract revenues	216	221	220	225
Investment and other income, net	88	56	66	47
Net financing revenues and other revenues	773	753	786	652

Expenses:
Provision for credit losses	85	127	108	81
Operating and administrative	313	337	323	384
Insurance losses and loss adjustment expenses	114	102	100	109
Total expenses	512	566	531	574

Income before income taxes	261	187	255	78
Provision (benefit) for income taxes	96	70	(2,821)	26
Net income	$165	$117	$3,076	$52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and regulations of the SEC.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of June 4, 2019.

Name	Age	Position
Mark S. Templin	58	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSIC;
		Director and Group Chief Operating Officer, TFSC

Scott Cooke	48	Director, Group Vice President and Chief Financial Officer, TMCC

Ron Chu	61	Group Vice President and Chief Accounting Officer, TMCC

Pete Carey	55	Group Vice President – Service Operations, TMCC

Alec Hagey	53	Group Vice President – Sales, Product, and Marketing, TMCC

Mao Saka	48	Director and Treasurer, TMCC

Akihiro Fukutome	56	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Chief Officer, Sales Financial Business Group, TMC

James E. Lentz III	63	Director, TMCC; Director, President and Chief Operating Officer, TMNA; Operating Officer, TMC

Robert Carter	59	Director, TMCC; Director and President, TMS; Executive Vice President-Sales, TMNA;

All directors of TMCC are elected annually and hold office until their successors are elected and qualified.  Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Templin was named President and Chief Executive Officer of TMCC in September 2018.  He was named Director and Chairman in May 2016 and served as Chairman of the TMCC Board of Directors from May 2016 to August 2018.  He was also named Director, President and Chief Operating Officer of TFSIC in April 2016.  Mr. Templin has also served as a Director of TFSC since April 2016 and was named Group Chief Operating Officer of TFSC in September 2017.  From April 2016 to September 2017, he served as Chief Marketing Officer of TFSC.  From April 2013 to December 2017, Mr. Templin also served as Managing Officer of TMC, and from April 2016 to December 2017 he served as Deputy Chief Officer of TMC’s Sales Financial Business Group.  From April 2013 to April 2016, Mr. Templin served as Executive Vice President of TMC’s Lexus International Company, and from April 2012 to March 2013, Mr. Templin also served as General Manager of TMC’s Lexus Planning Division.  From October 2007 to March 2013, he served as Group Vice President and General Manager of TMS’s Lexus Division.  Mr. Templin first joined TMS in January 1990.

Mr. Cooke was named Director of TMCC in June 2019, Chief Financial Officer of TMCC in April 2019 and has served as a Group Vice President since December 2017. Prior to his appointment to the Chief Financial Officer position, Mr. Cooke served as Group Vice President of Treasury, Business Intelligence, Analytics and Finance of TMCC from February 2019 to April 2019. From December 2017 to January 2019, he held the position of Group Vice President, Chief Risk Officer.  Mr. Cooke served as Vice President, Chief Risk Officer from July 2015 to December 2017.  Prior to that, he served as Corporate Manager, Product Planning for North American Products at TMS from July 2014 to July 2015.  From August 2012 to July 2014, Mr. Cooke held the position of Corporate Manager, Dealer Credit.  Mr. Cooke first joined TMCC in June 2003.

Mr. Chu was named Group Vice President and Chief Accounting Officer of TMCC in January 2017.  He previously served as Vice President, Accounting & Tax of TMCC from June 2010 to January 2017.  Mr. Chu served as Officer, Tax of TFSIC from January 2017 to August 2018. He served as Vice President, Tax of TFSIC from April 2011 to January 2017.  From September 2007 to June 2010, Mr. Chu served as Corporate Manager, Tax.  Mr. Chu joined TMCC in March 2002 as National Manager, Tax.  Prior to joining TMCC, he served as Director of Tax for Asia Global Crossing and Senior Manager for KPMG, LLP, in Los Angeles.  Mr. Chu is a Certified Public Accountant licensed in California.

Mr. Carey was named Group Vice President – Service Operations of TMCC in December 2018.  He previously served as Group Vice President – Sales, Product and Marketing of TMCC from January 2017 to December 2018.  Mr. Carey also served as Vice President and General Manager of the San Francisco region at TMS from February 2014 to January 2017. Prior to this, he served as Vice President – Sales of TMCC from April 2011 to February 2014 and as Corporate Manager, Commercial Finance from April 2009 to April 2011. Mr. Carey first joined TMCC in 1993.

Mr. Hagey was named Group Vice President – Sales, Product and Marketing of TMCC in December 2018. He previously served as Vice President and General Manager of the Los Angeles region at TMS from January 2015 to December 2018. Prior to this, Mr. Hagey served as Vice President of Marketing of TMS from December 2013 to January 2015. Mr. Hagey first joined TMS in 1990.

Mr. Saka was named Director and Treasurer of TMCC in June 2019.  He previously served as Group Vice President of the Corporate Planning Group of TFSC from January 2016 to April 2019.  From January 2013 to December 2015, Mr. Saka served as the Chief Financial Officer of Toyota Kirloskar Motor Pvt Ltd., a TMC affiliate in India.  Prior to this, from January 2007 to December 2012, he served in the Accounting Division of TMC.  Mr. Saka first joined the Finance Division of TMC in 1993.

Mr. Fukutome was named Director of TMCC in April 2018.  He was named Chief Officer, Sales Financial Business Group of TMC in January 2019.  Mr. Fukutome served as Managing Officer and Chief Officer, Sales Financial Business Group of TMC from January 2018 to January 2019.  In January 2018, he was also named Chairman and Chief Executive Officer of TFSIC, and Director, President and Chief Executive Officer of TFSC. Prior to joining TMC, Mr. Fukutome held the positions of Managing Executive Officer, Nagoya Corporate Banking Division and Head of Nagoya Middle Market Banking Division of Sumitomo Mitsui Banking Corporation (“SMBC”) from April 2015 to December 2017. Prior to this, he held the following positions at SMBC:  Executive Officer and General Manager of the Tokyo Corporate Banking Department VI from April 2014 to April 2015; General Manager of the Tokyo Corporate Banking Department VI from April 2013 to April 2014; General Manager, Treasury Department from April 2012 to April 2013 and General Manager, President & Chief Executive Officer, of Sumitomo Mitsui Banking Corporation of Canada from April 2010 to April 2012. Mr. Fukutome first joined SMBC in 1985.

Mr. Lentz was named Director of TMCC in June 2006.  He was named Director, President and Chief Operating Officer of TMNA in April 2013.  Mr. Lentz also was named Operating Officer of TMC in January 2019.  Prior to this, he served as a Senior Managing Officer of TMC from April 2013 to January 2019 and as Managing Officer of TMC from June 2008 to April 2013.  Mr. Lentz served as President and Chief Executive Officer of TMS from April 2012 until March 2013 after having served as President and Chief Operating Officer of TMS since November 2007.  Prior to his promotion to President of TMS, he served as Executive Vice President of TMS from July 2006 to November 2007.  Mr. Lentz also served as a Director of TMS from June 2006 to April 2017.  Prior to this, he held the following positions at TMS: Group Vice President - Toyota Division from April 2005 to July 2006, Group Vice President Marketing from April 2004 to April 2005 and Vice President Marketing from December 2002 to March 2004.  In addition, from 2001 to 2002, Mr. Lentz was the Vice President of Scion.  From 2000 to 2001, he was the Vice President and General Manager of the Los Angeles Region.  Mr. Lentz first joined TMS in 1982.

Mr. Carter was named Director of TMCC in June 2017.  He was also named Executive Vice President-Sales of TMNA and President and Director of TMS in April 2017.  Prior to this, Mr. Carter held the following positions at TMS:  Senior Vice President of Automotive Operations from July 2012 to March 2017, Group Vice President and General Manager of Toyota Division from April 2007 to July 2012 and Group Vice President and General Manager of Lexus Division from April 2005 to April 2007.  Mr. Carter first joined TMS in November 1981.

ITEM 11. EXECUTIVE COMPENSATION

TMCC has omitted this section pursuant to General Instruction I(2) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

TMCC has omitted this section pursuant to General Instruction I(2) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TMCC has omitted this section pursuant to General Instruction I(2) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2019	2018
Audit fees	$9,947	$10,181
Audit related fees	-	450
Tax fees	445	416
All other fees	63	79
Total fees	$10,455	$11,126

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

Auditor Fees Pre-approval Policy

The Audit Committee charter requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2019 and 2018 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 64 through 118.

(a)(2)Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K or the amounts involved are not sufficient to require submission.

(a)(3)Exhibits

See Exhibit Index on page 125.

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010.	(1)

3.2	Bylaws as amended through December 8, 2000.	(2)

4.1(a)	Indenture, dated as of August 1, 1991, between Toyota Motor Credit Corporation and The Chase Manhattan Bank, N.A.	(3)

4.1(b)	First Supplemental Indenture, dated as of October 1, 1991, among Toyota Motor Credit Corporation, Bankers Trust Company and The Chase Manhattan Bank, N.A.	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among Toyota Motor Credit Corporation, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) as successor to The Bank of New York Mellon, as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance, dated as of April 26, 2010, among Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(7)

4.2(a)	Amended and Restated Agency Agreement, dated as of September 14, 2018, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch.	(8)

4.2(b)	Amended and Restated Note Agency Agreement, dated as of September 8, 2017, among Toyota Motor Credit Corporation, The Bank of New York Mellon S.A. /NV, Luxembourg branch, and The Bank of New York Mellon, acting through its London branch.	(9)

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3 filed January 24, 2018, Commission File Number 333-222676.
(4)	Incorporated herein by reference to Exhibit 4.1(b), filed with our Registration Statement on Form S-3 filed January 24, 2018, Commission File Number 333-222676.
(5)	Incorporated herein by reference to Exhibit 4.1(c), filed with our Registration Statement on Form S-3/A filed March 31, 2004, Commission File Number 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K filed March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1(d), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(8)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed September 17, 2018, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K/A filed September 14, 2017, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

4.3(a)	Sixth Amended and Restated Agency Agreement, dated as of September 28, 2006, among Toyota Motor Credit Corporation, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(10)

4.3(b)	Amendment Number1 to the Sixth Amended and Restated Agency Agreement, dated as of March 4, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(11)

4.4

Toyota Motor Credit Corporation has outstanding certain long-term debt as set forth in Note 7 - Debt and Credit Facilities of the Notes to Consolidated Financial Statements.  Not filed herein as an exhibit, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Toyota Motor Credit Corporation and its subsidiaries on a consolidated basis.  Toyota Motor Credit Corporation agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

4.5	Description of Medium-Term Notes, Series B due January 11, 2028 of Toyota Motor Credit Corporation.	Filed Herewith

10.1

364 Day Credit Agreement, dated as of November 9, 2018, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., Citibank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Swing Line Lenders, and Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and MUFG Bank, LTD., as Syndication Agents.

		(12)

10.2

Three Year Credit Agreement, dated as of November 9, 2018, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., Citibank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Swing Line Lenders, and Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and MUFG Bank, LTD., as Syndication Agents.

		(13)

(10)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed October 3, 2006, Commission File Number 1-9961.
(11)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed March 9, 2011, Commission File Number 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 13, 2018, Commission File Number 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 13, 2018, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

10.3

Five Year Credit Agreement, dated as of November 9, 2018, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., Citibank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Swing Line Lenders, and Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A. and MUFG Bank, LTD., as Syndication Agents.

		(14)

10.4	Credit Support Agreement, dated as of July 14, 2000, between Toyota Financial Services Corporation and Toyota Motor Corporation.	(15)

10.5	Credit Support Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(16)

10.6	Amended and Restated Repurchase Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(17)

10.7(a)	Credit Support Fee Agreement, dated as of March 30, 2001, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(18)

10.7(b)	Amendment Number 1 to Credit Support Fee Agreement, dated as of June 17, 2005, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(19)

10.7(c)	Amendment Number 2 to the Credit Support Fee Agreement, dated as of September 7, 2012, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(20)

10.8	Revolving Credit Agreement, dated as of December 17, 2018, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(21)

(14)	Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 13, 2018, Commission File Number 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.9, filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File Number 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.10, filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File Number 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.11, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File Number 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.13(a), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File Number 1-9961.
(19)	Incorporated herein by reference to Exhibit 10.13(b), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File Number 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed September 7, 2012, Commission File Number 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed December 19, 2018, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

10.9	Form of Indemnification Agreement between Toyota Motor Credit Corporation and its directors and officers. (P)	(22)

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith

(22)	Incorporated herein by reference to Exhibit 10.6, filed with our Registration Statement on Form S-1/A filed August 29, 1988, Commission File Number 33-22440. (P)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 4, 2019	By /s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Templin Mark S. Templin	Director, President and Chief Executive Officer (Principal Executive Officer)	June 4, 2019

/s/ Scott Cooke Scott Cooke	Director, Group Vice President and Chief Financial Officer (Principal Financial Officer)	June 4, 2019

/s/ Ron Chu Ron Chu	Group Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 4, 2019

__________ Mao Saka	Director and Treasurer	June 4, 2019

____________ Akihiro Fukutome	Director	June 4, 2019

/s/ James E. Lentz III James E. Lentz III	Director	June 4, 2019

/s/ Robert Carter Robert Carter	Director	June 4, 2019