Form 10-Q
period 2019-06-30
TOYOTA MOTOR CREDIT CORP
filed 2019-08-02
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Financing revenues:
Operating lease	$2,184	$2,126
Retail	589	535
Dealer	190	175
Total financing revenues	2,963	2,836
Depreciation on operating leases	1,625	1,766
Interest expense	697	682
Net financing revenues	641	388

Insurance earned premiums and contract revenues	229	224
Investment and other income, net	118	40
Net financing revenues and other revenues	988	652

Expenses:
Provision for credit losses	75	89
Operating and administrative	337	324
Insurance losses and loss adjustment expenses	113	125
Total expenses	525	538

Income before income taxes	463	114
Provision for income taxes	104	22

Net income	$359	$92

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Net income	$359	$92
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax provision of ($3) and $0, respectively]	10	(4)
Other comprehensive income (loss)	10	(4)
Comprehensive income	$369	$88

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	June 30,	March 31,
	2019	2019
ASSETS
Cash and cash equivalents	$5,493	$2,198
Restricted cash and cash equivalents	1,008	985
Investments in marketable securities	3,296	2,908
Finance receivables, net	72,052	70,517
Investments in operating leases, net	37,658	37,927
Other assets	2,036	1,981
Total assets	$121,543	$116,516

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$97,384	$92,922
Deferred income taxes	5,501	5,452
Other liabilities	4,711	4,564
Total liabilities	107,596	102,938

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2019 and March 31, 2019	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	13	3
Retained earnings	13,017	12,658
Total shareholder's equity	13,947	13,578
Total liabilities and shareholder's equity	$121,543	$116,516

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	June 30,	March 31,
	2019	2019
ASSETS
Finance receivables, net	$12,677	$11,075
Investments in operating leases, net	4,112	5,307
Other assets	110	192
Total assets	$16,899	$16,574

LIABILITIES
Debt	$12,916	$12,401
Other liabilities	13	12
Total liabilities	$12,929	$12,413

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Cumulative-effect of change in accounting policy	-	-	12	(122)	(110)
Net income for the three months ended June 30, 2018	-	-	-	92	92
Other comprehensive loss, net of tax	-	-	(4)	-	(4)
Balance at June 30, 2018	$915	$2	$(21)	$11,962	$12,858

Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Net income for the three months ended June 30, 2019	-	-	-	359	359
Other comprehensive income, net of tax	-	-	10	-	10
Balance at June 30, 2019	$915	$2	$13	$13,017	$13,947

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$359	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,655	1,784
Recognition of deferred income	(618)	(572)
Provision for credit losses	75	89
Amortization of deferred costs	184	155
Foreign currency and other adjustments to the carrying value of debt, net	44	(611)
Net (gains) losses from investments in marketable securities	(57)	25
Net change in:
Derivative assets	11	(21)
Other assets and accrued interest	6	(68)
Deferred income taxes	46	20
Derivative liabilities	(24)	(2)
Other liabilities	45	84
Net cash provided by operating activities	1,726	975

Cash flows from investing activities:
Purchase of investments in marketable securities	(495)	(673)
Proceeds from sales of investments in marketable securities	125	7
Proceeds from maturities of investments in marketable securities	53	862
Acquisition of finance receivables	(7,337)	(6,305)
Collection of finance receivables	6,174	6,117
Net change in wholesale and certain working capital receivables	(334)	(508)
Acquisition of investments in operating leases	(4,153)	(4,312)
Disposals of investments in operating leases	3,152	2,852
Payments on long term loans from affiliates	6	11
Other, net	(5)	(9)
Net cash used in investing activities	(2,814)	(1,958)

Cash flows from financing activities:
Proceeds from issuance of debt	7,336	7,991
Payments on debt	(6,013)	(5,067)
Net change in commercial paper	3,095	(77)
Net change in financing support provided by affiliates	(2)	6
Dividend paid	(10)	-
Net cash provided by financing activities	4,406	2,853
Net increase in cash and cash equivalents and restricted cash and cash equivalents	3,318	1,870
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	3,183	4,759
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$6,501	$6,629
Supplemental disclosures:
Interest paid, net	$655	$516
Income taxes paid, net	$18	$1

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three months ended June 30, 2019 and 2018 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2019 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2020 (“fiscal 2020”).

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2019 (“fiscal 2019”), which was filed with the Securities and Exchange Commission on June 4, 2019.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Certain prior period amounts have been reclassified to conform to current period presentation.  Related party transactions are disclosed in Note 11 – Related Party Transactions.

As previously disclosed, on April 16, 2019, we announced that we will restructure our field operations over the next two years to better serve our dealer partners by streamlining our field office structure into three regional locations and investing in new technology.  Costs associated with this restructure are not expected to be significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Recently Adopted Accounting Guidance

On April 1, 2019, we adopted the following new accounting standards:

Leases

We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), along with the subsequently issued guidance amending and clarifying various aspects of the new lease guidance, using the modified retrospective method.  In accordance with that method, the comparative period’s information has not been restated and continues to be reported under the lease accounting guidance in effect for that period.  We also elected to apply the package of practical expedients permitted under the transition guidance of the new standard which allowed us to not reassess our historical lease classification, initial direct costs, and whether or not contracts entered into prior to adoption are or contain leases.  As a lessor, the adoption of ASU 2016-02, did not have a significant impact on our financial statements.  As a lessee, the adoption of ASU 2016-02 added right-of-use (“ROU”) assets of $115 million and operating lease liabilities of $122 million, which are included in Other assets, and in Other liabilities, respectively, in our Consolidated Balance Sheet.  The adoption of this new guidance did not impact our Consolidated Statement of Income and did not result in a cumulative-effect adjustment to opening retained earnings.

Refer to Note 4 – Investments in Operating Leases, Net and Note 9 – Commitments and Contingencies for additional information.

Other Recently Adopted Standards

We adopted ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs, which requires certain premiums on callable debt securities to be amortized to the earliest call date.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

We adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures as we no longer have hedge accounting derivatives.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Accounting Guidance Issued But Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This guidance introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The FASB subsequently issued guidance amending and clarifying aspects of the new impairment model.  This ASU is effective for us on April 1, 2020.  We are in the process of developing, refining and testing the models and procedures that will be used to calculate the credit loss reserves in accordance with this new accounting guidance.  We expect this new guidance will result in an increase in our allowance for credit losses with a cumulative-effect adjustment to our opening retained earnings in the period of adoption.  The magnitude of the increase in our allowance for credit losses is under evaluation.  We are currently evaluating the other potential impacts of this guidance on our consolidated financial statements and related disclosures.

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

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities

Investments in marketable securities consist of debt securities and equity investments.  We classify all of our debt securities as available-for-sale.  All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net within our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	June 30, 2019
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$194	$6	$(1)	$199
Municipal debt securities	9	2	-	11
Certificates of deposit	325	-	-	325
Commercial paper	100	-	-	100
Corporate debt securities	163	8	(1)	170
Mortgage-backed securities:
U.S. government agency	33	1	-	34
Non-agency residential	1	-	-	1
Non-agency commercial	39	1	-	40
Asset-backed securities	65	1	-	66
Total available-for-sale debt securities	$929	$19	$(2)	$946
Equity investments				$2,350
Total investments in marketable securities				$3,296

	March 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$213	$2	$(3)	$212
Municipal debt securities	9	2	-	11
Certificates of deposit	50	-	-	50
Commercial paper	70	-	-	70
Corporate debt securities	160	3	(1)	162
Mortgage-backed securities:
U.S. government agency	35	-	-	35
Non-agency residential	1	-	-	1
Non-agency commercial	39	-	-	39
Asset-backed securities	52	1	-	53
Total available-for-sale debt securities	$629	$8	$(4)	$633
Equity investments				2,275
Total investments in marketable securities				$2,908

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of June 30, 2019 and March 31, 2019.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2019	2018
Equity investments:
Unrealized gains (losses) recognized	$55	$(25)
Realized gains (losses) on sales	$2	$-

Contractual Maturities

The amortized cost and fair value, by contractual maturity of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2019
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within 1 year	$463	$463
Due after 1 year through 5 years	114	116
Due after 5 years through 10 years	139	145
Due after 10 years	75	81
Mortgage-backed and asset-backed securities[1]	138	141
Total	$929	$946

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2019	2019
Retail receivables	$42,089	$42,621
Securitized retail receivables	12,950	11,318
Dealer financing	18,055	17,696
	73,094	71,635

Deferred origination (fees) and costs, net	752	695
Deferred income	(1,290)	(1,314)
Allowance for credit losses
Retail and securitized retail receivables	(327)	(304)
Dealer financing	(177)	(195)
Total allowance for credit losses	(504)	(499)
Finance receivables, net	$72,052	$70,517

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

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

Individual borrower accounts within the retail loan portfolio segment are segregated into aging categories based on the number of days past due.  The aging for each class of finance receivables is updated monthly.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default;
•	Credit Watch – Account designated for elevated attention;
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors; and
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	June 30,	March 31,
	2019	2019
Aging of finance receivables:
Current	$54,082	$53,047
30-59 days past due	691	657
60-89 days past due	195	162
90 days or greater past due	71	73
Total	$55,039	$53,939

	Wholesale		Real Estate		Working Capital
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2019	2019	2019	2019	2019	2019
Credit quality indicators:
Performing	$9,556	$9,155	$3,953	$4,019	$2,459	$2,448
Credit Watch	1,058	1,127	599	554	122	70
At Risk	134	152	84	84	61	63
Default	11	6	14	14	4	4
Total	$10,759	$10,440	$4,650	$4,671	$2,646	$2,585

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Past Due Finance Receivables by Class

Substantially all finance receivables do not involve recourse to the dealer in the event of customer default.  Finance receivables include contracts in bankruptcy and contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell.  Contracts for which vehicles have been repossessed are excluded.

The following tables summarize the aging of finance receivables by class:

	June 30, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$691	$195	$71	$957	$54,082	$55,039	$47
Wholesale	-	-	1	1	10,758	10,759	-
Real estate	-	-	-	-	4,650	4,650	-
Working capital	-	-	4	4	2,642	2,646	-
Total	$691	$195	$76	$962	$72,132	$73,094	$47

	March 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$657	$162	$73	$892	$53,047	$53,939	$47
Wholesale	-	-	1	1	10,439	10,440	-
Real estate	-	-	-	-	4,671	4,671	-
Working capital	-	-	4	4	2,581	2,585	-
Total	$657	$162	$78	$897	$70,738	$71,635	$47

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired		Individually Evaluated
	Finance Receivables		Allowance
	June 30,	March 31,	June 30,	March 31,
	2019	2019	2019	2019

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$137	$161	$22	$28
Real estate	92	93	10	11
Working capital	66	67	60	60
Total	$295	$321	$92	$99

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$149	$130
Real estate	151	152
Working capital	20	20
Total	$320	$302

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$239	$231

Total impaired account balances:
Retail loan	$239	$231
Wholesale	286	291
Real estate	243	245
Working capital	86	87
Total	$854	$854

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings within the dealer products portfolio segment.  Interest income on impaired finance receivables and interest income recognized using a cash-basis method of accounting during the three months ended June 30, 2019 and 2018 were not significant.  As of June 30, 2019 and March 31, 2019, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $312 million and $329 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

As of June 30, 2019 and March 31, 2019, impaired finance receivables in the retail loan portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 5 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2019 and 2018 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three months ended June 30, 2019 and 2018.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2019 and 2018, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Investments in Operating Leases, Net

In conjunction with the April 1, 2019 adoption of ASU 2016-02, Leases, as described in Note 1 – Interim Financial Data, we updated our accounting policies and disclosures below.

Investments in operating leases, net primarily consists of vehicle lease contracts acquired from dealers.  Generally, lessees have the ability to extend their lease term in six month increments up to a total of 12 months from the original lease maturity date.  A lease can be terminated at any time by satisfying the obligations under the lease contract.  Early termination programs may be occasionally offered to eligible lessees.  At the end of the lease, the customer has the option to buy the leased vehicle or return the vehicle to the dealer.

Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 8 - Variable Interest Entities.  Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Operating lease revenues are recognized on a straight-line basis over the term of the lease.  We have made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected from customers.  Deferred fees and costs, including incentive payments made to dealers and acquisition fees collected from customers, and payments received on affiliate sponsored subvention and other incentive programs are capitalized or deferred and amortized on a straight-line basis over the contract term.  The accrual of revenue on investments in operating leases is discontinued at the time an account is determined to be uncollectible and subsequent revenue is recognized only to the extent a payment is received.  Operating leases may be restored to accrual status when future payments are reasonably assured.

Vehicle Lease Residual Values

Contractual residual values of vehicle lease contracts are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, competitor actions and behavior, vehicle features and specifications, the mix and level of used vehicle supply, the level of current used vehicle values, buying and leasing behavior trends, and fuel prices.  We are exposed to a risk of loss to the extent the customer returns the vehicle and the value of the vehicle is lower than the residual value estimated at inception of the lease and if the number of returned vehicles is higher than anticipated.

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

We use various channels to sell vehicles returned at lease-end. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds received from the disposition of the asset, including any insurance proceeds.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Investments in Operating Leases, Net (Continued)

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2019	2019
Investments in operating leases	$44,058	$42,869
Securitized investments in operating leases	5,904	7,532
	49,962	50,401
Deferred origination (fees) and costs, net	(229)	(225)
Deferred income	(2,104)	(2,085)
Accumulated depreciation	(9,870)	(10,061)
Allowance for credit losses	(101)	(103)
Investments in operating leases, net	$37,658	$37,927

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2020	$4,716
2021	4,464
2022	2,090
2023	288
2024	11
Total	$11,569

A portion of our operating lease contracts has historically terminated prior to maturity.  Future minimum rentals shown above should not be considered indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended
	June 30,
	2019	2018
Allowance for credit losses at beginning of period	$602	$597
Charge-offs	(102)	(113)
Recoveries	30	27
Provision for credit losses	75	89
Allowance for credit losses at end of period	$605	$600

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Three Months Ended June 30, 2019
Allowance for Credit Losses for Finance Receivables:	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2019	$304	$195	$499
Charge-offs	(72)	-	(72)
Recoveries	14	-	14
Provision for credit losses	81	(18)	63
Ending balance, June 30, 2019	$327	$177	$504

Ending balance: Individually evaluated for impairment	$-	$92	$92
Ending balance: Collectively evaluated for impairment	$327	$85	$412

Finance Receivables:
Ending balance, June 30, 2019	$55,039	$18,055	$73,094
Ending balance: Individually evaluated for impairment	$-	$615	$615
Ending balance: Collectively evaluated for impairment	$55,039	$17,440	$72,479

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $239 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of June 30, 2019, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2019 includes $1,088 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $132 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses (Continued)

	Three Months Ended June 30, 2018
Allowance for Credit Losses for Finance Receivables:	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2018	$312	$151	$463
Charge-offs	(75)	-	(75)
Recoveries	14	-	14
Provision for credit losses	62	(1)	61
Ending balance, June 30, 2018	$313	$150	$463

Ending balance: Individually evaluated for impairment	$-	$62	$62
Ending balance: Collectively evaluated for impairment	$313	$88	$401

Finance Receivables:
Ending balance, June 30, 2018	$53,823	$17,860	$71,683
Ending balance: Individually evaluated for impairment	$-	$482	$482
Ending balance: Collectively evaluated for impairment	$53,823	$17,378	$71,201

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $225 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of June 30, 2018, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of June 30, 2018 includes $1,043 million in finance receivables that are guaranteed by TMNA, and $138 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2019 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	June 30, 2019		March 31, 2019
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$45,525	$644	$49,254	$472
Foreign currency swaps	2,771	94	2,771	72
Total	$48,296	$738	$52,025	$544

Counterparty netting		(534)		(441)
Collateral held		(154)		(42)
Carrying value of derivative contracts – Other assets		$50		$61

Other liabilities:
Interest rate swaps	$58,611	$850	$57,593	$622
Foreign currency swaps	9,796	668	9,796	785
Total	$68,407	$1,518	$67,389	$1,407

Counterparty netting		(534)		(441)
Collateral posted		(982)		(940)
Carrying value of derivative contracts – Other liabilities		$2		$26

As of June 30, 2019, we held excess collateral of $4 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets, and we posted excess collateral of $17 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.  As of March 31, 2019, we held excess collateral of $2 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets and we posted excess collateral of $17 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three Months Ended
	June 30,
	2019	2018
Interest expense on debt	$655	$601
Interest expense (income) on derivatives	12	(25)
Interest expense on debt and derivatives	667	576

Losses (gains) on debt denominated in foreign currencies	15	(646)
(Gains) losses on foreign currency swaps	(108)	683
Losses on U.S. dollar interest rate swaps	123	69
Total interest expense	$697	$682

Interest expense on debt and derivatives represents net interest settlements and changes in accruals.  Gains and losses on derivatives and debt denominated in foreign currencies exclude net interest settlements and changes in accruals.  Cash flows associated with derivatives are reported in Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	June 30, 2019			March 31, 2019
	Face Value	Carrying Value	Weighted average contractual interest rates	Face Value	Carrying Value	Weighted average contractual interest rates
Unsecured notes and loans payable	$84,787	$84,468	2.56%	$80,875	$80,521	2.60%
Secured notes and loans payable	12,943	12,916	2.59%	12,421	12,401	2.62%
Total debt	$97,730	$97,384	2.57%	$93,296	$92,922	2.60%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $28.4 billion and $25.3 billion as of June 30, 2019 and March 31, 2019, respectively.

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

In June 2019, we completed an offering of secured notes under a new revolving asset-backed securitization program, backed by a revolving pool of finance receivables and cash collateral. Cash flows from these receivables during the revolving period in excess of what is needed to pay certain expenses of the securitization trust and contractual interest payments on the related secured notes may be used to purchase additional receivables, provided that certain conditions are met following the purchase.  The secured notes feature a scheduled five year revolving period, with the ability to repay the secured notes in full, after which an amortization period begins. The revolving period may also end with the amortization period beginning upon the occurrence of certain events that include certain segregated account balances falling below their required levels, credit losses or delinquencies on the pool of assets supporting the notes exceeding specified levels, the adjusted pool balance falling to less than 50% of the initial principal amount of the secured notes, or interest not being paid on the secured notes.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities (Continued)

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2019 and March 31, 2019.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2019, TMCC had committed bank credit facilities totaling $5.5 billion, of which $2.3 billion, $650 million, $2.1 billion and $475 million mature in fiscal 2020, 2021, 2022, and 2023, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2019 and March 31, 2019. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2022.  This credit facility may be used for general corporate purposes and was not drawn upon as of June 30, 2019.  Any amounts drawn on this credit facility would be recorded in Other liabilities on our Consolidated Balance Sheets.

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

Note 8 – Variable Interest Entities

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	June 30, 2019
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$709	$12,950	$12,677	$6	$10,616	$11
Investments in operating leases	299	5,904	4,112	104	2,300	2
Total	$1,008	$18,854	$16,789	$110	$12,916	$13

	March 31, 2019
		VIE Assets			VIE Liabilities
		Gross	Net
	Restricted Cash	Securitized Assets	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$630	$11,318	$11,075	$6	$9,202	$10
Investments in operating leases	355	7,532	5,307	186	3,199	2
Total	$985	$18,850	$16,382	$192	$12,401	$12

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Gross Securitized Assets represent finance receivables and beneficial interests in investments in operating leases securitized for the asset-backed securities issued.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,594 million and $1,486 million of securities retained by TMCC at June 30, 2019 and March 31, 2019, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

In addition, we are party to interest rate swaps with certain special purpose entities that issue variable rate debt.  Under the terms of these swaps, the special purpose entities are obligated to pay TMCC a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt.  This arrangement enables the special purpose entities to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate Securitized Assets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Variable Interest Entities (Continued)

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019 and revenues earned from these dealers for the three months ended June 30, 2019 and 2018 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of and for the three months ended June 30, 2019 and 2018 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2019	2019
Commitments:
Credit facilities commitments with dealers	$1,342	$1,378
Commitments under operating lease agreements	118	144
Total commitments	1,460	1,522
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,560	$1,622

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Lease Commitments

We have a lease agreement through August 2032, with TMNA for our headquarters facility in Plano, Texas.  Total operating lease expense, including payments to affiliates, was $9 million for the three months ended June 30, 2019.  Commitments under operating leases in the table above include $77 million and $97 million for facility leases with affiliates at June 30, 2019 and March 31, 2019, respectively.

Our remaining operating lease portfolio consists primarily of real estate leases. Lease terms may contain renewal and extension options or early termination features. Generally, these options do not impact the lease term because TMCC is not reasonably certain that it will exercise the options. These lease agreements do not impose restrictions on our ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements, nor do they have residual value guarantees. We exclude from our Consolidated Balance Sheets leases with a term equal to one year or less and do not separate non-lease components from our real estate leases.

Our commitments under operating lease agreements are summarized below:

	Amounts due on operating lease liabilities as of	Future minimum lease payments as of
Years ending March 31,	June 30, 2019	March 31, 2019
2020 [1]	$16	$22
2021	19	19
2022	20	20
2023	12	12
2024	10	10
Thereafter	61	61
Total	$138	$144
Present value discount	(20)
Total operating lease liability	$118
1 Amounts due on operating lease liabilities as of June 30, 2019 excludes the three months ended June 30, 2019.

Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

The following table provides additional information related to operating lease agreements for which we are the lessee:

June 30,
2019
ROU assets	$111
Lease liabilities	$118
Weighted average remaining lease term (in years)	9.8
Weighted average discount rate	3.12%

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and insurance business and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions in our fiscal 2019 Form 10-K.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2019 and March 31, 2019.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2019, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2019 and March 31, 2019, no amounts have been recorded under these indemnification provisions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our effective tax rate was 22 percent for the three months ended June 30, 2019 and 19 percent for the same period in fiscal 2019.  Our provision for income taxes was $104 million for the three months ended June 30, 2019 and $22 million for the same period in fiscal 2019.  The increase in the provision for income taxes for the first quarter of fiscal 2020 was primarily due to the increase in our income before taxes compared to the same period in fiscal 2019.  The increase in the effective tax rate for the first quarter of fiscal 2020 compared to the same period in fiscal 2019, was primarily due to a one-time discrete tax benefit related to the provisional deemed repatriation tax adjustment recorded in fiscal 2019.

Tax-related Contingencies

As of June 30, 2019, we remain under IRS examination for fiscal 2020, 2019 and 2018.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended June 30, 2019, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $2.1 billion and $2.9 billion at June 30, 2019 and March 31, 2019, respectively, and were primarily due to the deferred deduction of allowance for credit losses and residual value losses and federal tax loss carryforward which has no expiration.  The total deferred tax liability, net of these deferred tax assets, was $5.5 billion at June 30, 2019 and March 31, 2019, respectively.  Realization with respect to the federal tax loss carryforward is dependent on generating sufficient income.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

In July 2019, the California tax conformity bill was signed by the governor which limits the nonrecognition of gain or loss on like-kind exchanges to real property. As changes to tax law are accounted for in the period of enactment, we expect to recognize an amount which is not significant related to the revaluation of our deferred tax assets and liabilities in California in our income tax provision for the second quarter of fiscal 2020.  We do not expect the impact from this tax law change to have a material impact on our consolidated financial statements or our effective tax rate.  Further changes in tax laws and rates may affect our deferred tax assets and liabilities and our effective tax rate in the future.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In conjunction with the April 1, 2019 adoption of ASU 2016-02, Leases, as described in Note 1 – Interim Financial Data, we recorded ROU assets and lease liabilities, which include amounts for facility leases with affiliates.  As of June 30, 2019, the amounts for both affiliate related ROU assets and lease liabilities were $77 million.

Except for the transaction mentioned above, as of June 30, 2019, there were no other material changes to our related party agreements or relationships as described in our fiscal 2019 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three Months Ended
	June 30,
	2019	2018
Net financing revenues:
Manufacturers’ subvention and other revenues	$512	$467
Depreciation on operating leases	$(10)	$(5)

Interest expense:
Credit support fees, interest and other expenses	$24	$25

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$45	$45

Investment and other income, net:
Interest and other income	$6	$2

Expenses:
Operating and administrative expenses	$21	$23
Insurance losses and loss adjustment expenses[1]	$-	$(2)

[1]	Amount includes the transfer of insurance losses and loss adjustment expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	June 30,	March 31,
	2019	2019
Assets:
Cash and cash equivalents
Commercial paper	$13	$-

Investments in marketable securities
Commercial paper	$100	$70

Finance receivables, net
Accounts receivable	$85	$150
Deferred retail subvention income	$(1,231)	$(1,257)

Investments in operating leases, net
Investments in operating leases, net	$(19)	$1
Deferred lease subvention income	$(2,085)	$(2,062)

Other assets
Notes receivable	$595	$601
Other receivables, net	$82	$11

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$337	$337
Other payables, net	$174	$147
Notes payable	$14	$16

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of June 30, 2019 and March 31, 2019, the subvention receivable from TMNA was $195 million and $171 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement we had a net amount payable to TMNA, which resulted in the subvention receivable being recorded in Other payables, net in Other liabilities as of June 30, 2019 and March 31, 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements

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

	June 30, 2019
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$197	$2	$-	$-	$199
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	325	-	-	325
Commercial paper	-	100	-	-	100
Corporate debt securities	-	170	-	-	170
Mortgage-backed securities:
U.S. government agency	-	34	-	-	34
Non-agency residential	-	-	1	-	1
Non-agency commercial	-	-	40	-	40
Asset-backed securities	-	-	66	-	66
Available-for-sale debt securities total	197	642	107	-	946
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					710
Total return bond funds	1,640	-	-	-	1,640
Equity investments total	1,640	-	-	-	2,350
Investments in marketable securities total	1,837	642	107	-	3,296
Derivative assets:
Interest rate swaps	-	644	-	-	644
Foreign currency swaps	-	94	-	-	94
Counterparty netting and collateral	-	-	-	(688)	(688)
Derivative assets total	-	738	-	(688)	50
Assets at fair value	1,837	1,380	107	(688)	3,346
Derivative liabilities:
Interest rate swaps	-	(850)	-	-	(850)
Foreign currency swaps	-	(668)	-	-	(668)
Counterparty netting and collateral	-	-	-	1,516	1,516
Liabilities at fair value	-	(1,518)	-	1,516	(2)
Net assets at fair value	$1,837	$(138)	$107	$828	$3,344

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three months ended June 30, 2019 and 2018 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30, 2019
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2019	$40	$53	$93	$1	$94
Total gains (losses)
Included in net income	-	-	-	18	18
Included in other comprehensive income	1	1	2	-	2
Purchases, issuances, sales, and settlements
Purchases	-	15	15	-	15
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	(3)	(3)	6	3
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	(25)	(25)
Fair value, June 30, 2019	$41	$66	$107	$-	$107
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$18	$18

	Three Months Ended June 30, 2018
					Total net
				Derivative	assets
	Available-for-sale securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale	rate
	securities	securities	securities	swaps
Fair value, April 1, 2018	$31	$39	$70	$(21)	$49
Total gains (losses)
Included in net income	-	-	-	(8)	(8)
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	2	2	-	2
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	(6)	(3)	(9)	6	(3)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, June 30, 2018	$25	$38	$63	$(23)	$40
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$(8)	$(8)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2019 and March 31, 2019.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three months ended June 30, 2019 and as of and for the year ended March 31, 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	June 30, 2019
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$54,170	$-	$-	$54,867	$54,867
Wholesale	10,653	-	-	10,724	10,724
Real estate	4,604	-	-	4,653	4,653
Working capital	2,539	-	-	2,587	2,587

Financial liabilities
Unsecured notes and loans payable	$84,468	$-	$84,190	$1,575	$85,765
Secured notes and loans payable	12,916	-	-	13,013	13,013

	March 31, 2019
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$53,013	$-	$-	$53,247	$53,247
Wholesale	10,293	-	-	10,369	10,369
Real estate	4,550	-	-	4,534	4,534
Working capital	2,510	-	-	2,554	2,554

Financial liabilities
Unsecured notes and loans payable	$80,521	$-	$79,056	$2,313	$81,369
Secured notes and loans payable	12,401	-	-	12,428	12,428

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $83 million and $148 million at June 30, 2019 and March 31, 2019, respectively.  Fair values of related party finance receivables, net are classified as Level 3 of the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended June 30, 2019
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,963	$-	$-	$2,963
Depreciation on operating leases	1,625	-	-	1,625
Interest expense	703	-	(6)	697
Net financing revenues	635	-	6	641

Insurance earned premiums and contract revenues	-	229	-	229
Investment and other income, net	37	87	(6)	118
Net financing and other revenues	672	316	-	988

Expenses:
Provision for credit losses	75	-	-	75
Operating and administrative expenses	246	91	-	337
Insurance losses and loss adjustment expenses	-	113	-	113
Total expenses	321	204	-	525

Income before income taxes	351	112	-	463
Provision for income taxes	76	28	-	104

Net income	$275	$84	$-	$359

Total assets at June 30, 2019	$117,506	$5,191	$(1,154)	$121,543

	Three Months Ended June 30, 2018
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,836	$-	$-	$2,836
Depreciation on operating leases	1,766	-	-	1,766
Interest expense	687	-	(5)	682
Net financing revenues	383	-	5	388

Insurance earned premiums and contract revenues	-	224	-	224
Investment in other income (loss), net	48	(3)	(5)	40
Net financing and other revenues	431	221	-	652

Expenses:
Provision for credit losses	89	-	-	89
Operating and administrative expenses	241	83	-	324
Insurance losses and loss adjustment expenses	-	125	-	125
Total expenses	330	208	-	538

Income before income taxes	101	13	-	114
Provision for income taxes	19	3	-	22

Net income	$82	$10	$-	$92

Total assets at June 30, 2018	$119,335	$4,815	$(1,087)	$123,063

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Insurance operations – Revenue Recognition

For the three months ended June 30, 2019 and 2018, approximately 84 percent of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the guidance for revenue from contracts with customers.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three months ended June 30, 2019 and 2018.

We had $2.2 billion of unearned insurance premiums and contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of April 1, 2019 and April 1, 2018, respectively.  We recognized $182 million and $176 million of these balances in Insurance earned premiums and revenues in our Consolidated Statements of Income during the three months ended June 30, 2019 and 2018, respectively.  At June 30, 2019, we had unearned insurance premiums and contract revenues of $2.3 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $524 million during fiscal 2020, and $1.8 billion thereafter.  At June 30, 2018 we had unearned insurance premiums and contract revenues of $2.2 billion associated with outstanding contracts.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2019 (“fiscal 2019”), including the following:

•

Changes in general business, economic, and geopolitical conditions, including trade policy, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in Toyota Motor North America, Inc. (“TMNA”) sales volume and the level of TMNA sponsored subvention, cash, and contractual residual value support incentive programs;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota and Lexus vehicles;
•	Changes in consumer behavior;
•	Recalls announced by TMNA and the perceived quality of Toyota and Lexus vehicles;
•	Availability and cost of financing;
•	Changes in our credit ratings and those of Toyota Motor Corporation (“TMC”);
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Flaws in the design, implementation and use of quantitative models and revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes to existing, or adoption of new, accounting standards;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or interruption in our operations, including our communications and information systems, or as a result of our failure to retain existing or to attract new key personnel;
•	A security breach or a cyber-attack;
•	Failure to maintain compliant enterprise data practices, including the collection, use, sharing, and security of personally identifiable and financial information of our customers and employees;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny; and
•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota and Lexus vehicles and related parts supply.

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

Fiscal 2020 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2020 (“fiscal 2020”), the United States (“U.S.”) economy continued to expand.  The unemployment rate remained at historically low levels, which has resulted in wage growth for consumers. Additionally, consumer confidence has remained at historically high levels.  However, uncertainties surrounding geopolitical events, trade policy, the future path of U.S. monetary policy, and caution by global central banks continue to impact the outlook for future economic growth.  In addition, student and auto related debt balances and delinquencies remained at high levels and represented a larger portion of the consumer debt mix.  Changes in the economy that adversely impact the consumer, such as higher interest rates, elevated debt levels and an increase in unemployment from the current low levels could adversely impact our results of operations in the future.

Industry-wide vehicle sales and sales incentives in the U.S. decreased during the first quarter of fiscal 2020 as compared to the same period in fiscal 2019.  Despite lower levels of subvention, our financing volume increased 4 percent and our market share increased 2 percentage points for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, as a result of other competitive programs.

Used vehicle values for Toyota and Lexus vehicles remained relatively consistent in the first quarter of fiscal 2020, compared to the same period in fiscal 2019.  Declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle sales incentives and a larger lease portfolio resulting in higher future maturities could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during the first quarter of fiscal 2020.  However, uncertainty regarding geopolitical events, trade policy, and the future path of U.S. monetary policy led to instances of volatility during the period.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended
	June 30,
(Dollars in millions)	2019	2018
Net income:
Finance operations[1]	$275	$82
Insurance operations[1]	84	10
Total net income	$359	$92

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $359 million for the first quarter of fiscal 2020 compared to $92 million for the same period in fiscal 2019.  The increase in net income for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $141 million decrease in depreciation on operating leases, a $127 million increase in total financing revenues, and a $78 million increase in investment and other income, net, partially offset by a $82 million increase in provision for income taxes.

Our overall capital position increased $0.3 billion, bringing total shareholder’s equity to $13.9 billion at June 30, 2019 as compared to $13.6 billion at March 31, 2019.  Our debt increased to $97.4 billion at June 30, 2019 from $92.9 billion at March 31, 2019.  Our debt-to-equity ratio increased to 7.0 at June 30, 2019 from 6.8 at March 31, 2019.

Finance Operations

The following table summarizes key results of our finance operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2019	2018	Change
Financing revenues:
Operating lease	$2,184	$2,126	3%
Retail	589	535	10%
Dealer	190	175	9%
Total financing revenues	2,963	2,836	4%
Depreciation on operating leases	1,625	1,766	(8)%
Interest expense	703	687	2%
Net financing revenues	635	383	66%

Investment and other income, net	37	48	(23)%
Net financing and other revenues	672	431	56%

Expenses:
Provision for credit losses	75	89	(16)%
Operating and administrative expenses	246	241	2%
Total expenses	321	330	(3)%

Income before income taxes	351	101	248%
Provision for income taxes	76	19	300%

Net income from finance operations	$275	$82	235%

Our finance operations reported net income of $275 million for the first quarter of fiscal 2020 compared to $82 million for the same period in fiscal 2019.  The increase in net income from finance operations for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $141 million decrease in depreciation on operating leases, and a $127 million increase in total financing revenues, partially offset by a $57 million increase in provision for income taxes.

Financing Revenues

Total financing revenues increased 4 percent during the first quarter of fiscal 2020 as compared to the same period in fiscal 2019 due to the following:

•	Operating lease revenues increased 3 percent in the first quarter of fiscal 2020 as compared to the same period in fiscal 2019 due to higher portfolio yields.
•

Retail financing revenues increased 10 percent in the first quarter of fiscal 2020 as compared to the same period in fiscal 2019 primarily due to higher portfolio yields as well as higher average outstanding earning asset balances.

•	Dealer financing revenues increased 9 percent in the first quarter of fiscal 2020 as compared to the same period in fiscal 2019, primarily due to higher portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 4.8 percent for the first quarter of fiscal 2020 compared to 3.9 percent for the same period in fiscal 2019.

Depreciation on Operating Leases

We reported depreciation on operating leases of $1,625 million during the first quarter of fiscal 2020, compared to $1,766 million for the same period in fiscal 2019.  The decrease in depreciation expense during the first quarter of fiscal 2020 as compared to the same period in fiscal 2019 was primarily due to lower expectations of residual value losses on our more recent originations.

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

	Three Months Ended
	June 30,
(Dollars in millions)	2019	2018
Interest expense on debt	$655	$601
Interest expense (income) on derivatives	12	(25)
Interest expense on debt and derivatives	667	576

Losses (gains) on debt denominated in foreign currencies	15	(646)
(Gains) losses on foreign currency swaps	(108)	683
Losses on U.S. dollar interest rate swaps	123	69
Total interest expense	$697	$682

During the first quarter of fiscal 2020, total interest expense increased to $697 million from $682 million in the same period in fiscal 2019. The increase in total interest expense for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, is primarily attributable to an increase in interest expense on debt and higher losses on U.S. dollar interest rate swaps, largely offset by gains on foreign currency swaps net of debt denominated in foreign currencies.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During the first quarter of fiscal 2020, interest expense on debt and derivatives increased to $667 million from $576 million in the same period in fiscal 2019 due to higher weighted average interest rates.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first quarter of fiscal 2020, we recorded net gains of $93 million, as gains on our foreign currency swaps were partially offset by losses on our debt denominated in foreign currencies as a result of decreases in foreign currency swap rates across the various currencies in which our debt is denominated.  During the first quarter of fiscal 2019, we recorded net losses of $37 million, as losses on our foreign currency swaps were partially offset by gains on our debt denominated in foreign currencies primarily as a result of increases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps.  During the first quarter of fiscal 2020, we recorded losses of $123 million, as losses on our higher notional, shorter-term pay-fixed swaps exceeded gains on our longer-term pay-float swaps, primarily as a result of decreases in U.S. dollar swap rates. During the first quarter of fiscal 2019, we recorded losses of $69 million with losses on our pay-float swaps exceeding gains on our pay-fixed swaps, primarily as a result of increases in U.S. dollar swap rates across all tenors.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $37 million for the first quarter of fiscal 2020, compared to $48 million for the same period in fiscal 2019.  The decrease in investment and other income, net for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a smaller investment in our marketable securities portfolio during the first quarter of fiscal 2020 compared to the same period in fiscal 2019.

Provision for Credit Losses

We recorded a provision for credit losses of $75 million for the first quarter of fiscal 2020, compared to $89 million for the same period in fiscal 2019. The decrease in the provision for credit losses for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily driven by improvement in the financial performance of certain dealers.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $246 million for the first quarter of fiscal 2020, compared to $241 million for the same period in fiscal 2019.

Insurance Operations

The following table summarizes key results of our insurance operations:

	Three Months Ended
	June 30,		Percentage
	2019	2018	Change
Agreements (units in thousands)
Issued	655	635	3%
Average in force	9,290	8,738	6%

(Dollars in millions)
Insurance earned premiums and contract revenues	$229	$224	2%
Investment and other income (loss), net	87	(3)	3000%
Revenues from insurance operations	316	221	43%

Expenses:
Insurance losses and loss adjustment expenses	113	125	(10)%
Operating and administrative expenses	91	83	10%
Total expenses	204	208	(2)%

Income before income taxes	112	13	762%
Provision for income taxes	28	3	833%

Net income from insurance operations	$84	$10	740%

Our insurance operations reported net income of $84 million for the first quarter of fiscal 2020 compared to $10 million for the same period in fiscal 2019.  The increase in net income from insurance operations for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $90 million increase in investment and other income, net, and a $12 million decrease in insurance losses and loss adjustment expenses, partially offset by a $25 million increase in provision for income taxes.

Agreements issued increased 3 percent for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, primarily due to increased sales of certified pre-owned warranties, prepaid maintenance agreements, and vehicle services agreements.  The average number of agreements in force increased 6 percent for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, due to insurance portfolio growth in recent years, most notably in guaranteed auto protection agreements, prepaid maintenance agreements, and tire and wheel protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $229 million for the first quarter of fiscal 2020, compared to $224 million for the same period in fiscal 2019.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues in the first quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to insurance portfolio growth in recent years.

Investment and Other Income (Loss), Net

Our insurance operations reported investment and other income, net of $87 million for the first quarter of fiscal 2020 compared to investment and other loss, net of $3 million for the same period in fiscal 2019.  Investment and other income (loss), net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity investments, and other-than-temporary impairment on available-for-sale debt securities, if any.  The increase in investment and other income (loss), net in the first quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to increased gains from changes in fair value of equity investments.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $113 million for the first quarter of fiscal 2020 compared to $125 million for the same period in fiscal 2019.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The decrease in insurance losses and loss adjustment expenses in the first quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to the previously disclosed termination of the wholesale inventory program in September 2018.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $91 million for the first quarter of fiscal 2020 compared to $83 million for the same period in fiscal 2019.  The increase in operating and administrative expenses in the first quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily attributable to higher dealer back-end program expenses as well as higher product expenses driven by the continued growth of our insurance business.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes was $104 million for the first quarter of fiscal 2020, compared to $22 million for the same period in fiscal 2019.  Our effective tax rate was 22 percent for the first quarter of fiscal 2020, compared to 19 percent for the same period in fiscal 2019. The increase in the provision for income taxes for the first quarter of fiscal 2020, was primarily due to the increase in our income before tax compared to the same period in fiscal 2019.  The increase in the effective tax rate for the first quarter of fiscal 2020 compared to the same period in fiscal 2019, was primarily due to a one-time discrete tax benefit related to the provisional deemed repatriation tax adjustment recorded in fiscal 2019.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended
	June 30,		Percentage
(units in thousands):	2019	2018	Change
Vehicle financing volume:[1]
New retail contracts	164	156	5%
Used retail contracts	83	65	28%
Lease contracts	126	136	(7)%
Total	373	357	4%

TMNA subvened vehicle financing volume (units included in the above table):
New retail contracts	55	116	(53)%
Used retail contracts	12	13	(8)%
Lease contracts	115	130	(12)%
Total	182	259	(30)%

Market share:[2]	65.5%	64.0%

[1]

Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first quarter of fiscal 2020.  Total financing volume was comprised of approximately 81 percent Toyota, 16 percent Lexus, and 3 percent non-Toyota/Lexus for the first quarter of fiscal 2019.

[2]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMNA new sales volume as well as the level of TMNA sponsored subvention and other incentive programs.  Despite lower levels of subvention, our financing volume increased 4 percent and our market share increased 2 percentage points for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, as a result of other competitive programs.

The composition of our net earning assets is summarized below:

	June 30,	March 31,
(Dollars in millions)	2019	2019	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$54,173	$53,016	2%
Dealer financing, net[1]	17,879	17,501	2%
Total finance receivables, net	72,052	70,517	2%
Investments in operating leases, net	37,658	37,927	(1)%
Net earning assets	$109,710	$108,444	1%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	952	956	-%
Dealers outside of the Toyota/Lexus dealer network	375	372	1%
Total number of dealers receiving wholesale financing	1,327	1,328	-%

Dealer inventory outstanding (units in thousands)	317	309	3%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Despite lower levels of subvention, our new retail contract volume increased 5 percent for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, as a result of other competitive programs.

Our retail finance receivables, net increased 2 percent at June 30, 2019 as compared to March 31, 2019 due to increased retail contract volume.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 7 percent for the first quarter of fiscal 2020, compared to the same period in fiscal 2019 primarily due to competition from other financial institutions.  Our investments in operating leases, net, decreased 1 percent at June 30, 2019, as compared to March 31, 2019 due to decreased lease contract volume.

Dealer Financing and Earning Assets

Dealer financing, net at June 30, 2019, increased 2 percent from March 31, 2019 primarily due to increases in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended
	June 30,		Percentage
	2019	2018	Change
Depreciation on operating leases (dollars in millions)	$1,625	$1,766	(8)%
Average operating lease units outstanding (in thousands)	1,425	1,485	(4)%

Depreciation expense on operating leases decreased 8 percent during the first quarter of fiscal 2020, as compared to the same period in fiscal 2019, primarily due to lower expectations of residual value losses on our more recent originations.  Higher average operating lease units outstanding and the resulting increase in maturities, a higher supply of used vehicles, as well as deterioration in actual and expected used vehicle values for Toyota and Lexus vehicles could unfavorably impact return rates, residual values, and depreciation expense.

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

The following table provides information related to our credit loss experience:

	June 30,	March 31,	June 30,
	2019	2019	2018
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.32%	0.39%	0.34%
Operating leases	0.14%	0.23%	0.26%
Total	0.26%	0.34%	0.31%

Default frequency as a percentage of outstanding contracts	1.39%	1.45%	1.60%
Average loss severity per unit[1]	$7,579	$7,281	$7,602

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[2]
Finance receivables[3]	0.37%	0.34%	0.35%
Operating leases[3]	0.27%	0.27%	0.28%
Total	0.33%	0.31%	0.33%

[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased to 0.26 percent at June 30, 2019 from 0.31 percent at June 30, 2018.  Default frequency as a percentage of outstanding contracts decreased to 1.39 percent for the first quarter of fiscal 2020, compared to 1.60 percent in the same period in fiscal 2019.  The decrease in both net charge-offs as a percentage of average gross earning assets and default frequency as a percentage of outstanding contracts for the first quarter of fiscal 2020, compared to the same period in fiscal 2019, is due to a continued focus on late stage collection activities.  Our average loss severity for the first quarter of fiscal 2020 remained relatively unchanged at $7,579, compared to $7,602 in the same period in fiscal 2019.  Our aggregate balances for accounts 60 or more days past due was 0.33 percent for both June 30, 2019 and 2018.  Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could increase our credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our credit losses.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended
	June 30,
(Dollars in millions)	2019	2018
Allowance for credit losses at beginning of period	$602	$597
Charge-offs	(102)	(113)
Recoveries	30	27
Provision for credit losses	75	89
Allowance for credit losses at end of period	$605	$600

Our allowance for credit losses increased $5 million from $600 million at June 30, 2018 to $605 million at June 30, 2019. Changes in the economy that impact the consumer such as increasing interest rates and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets and through loans, credit facilities, and other transactions as well as generating liquidity from our earning assets.  This strategy has led us to develop a diversified borrowing base that is distributed across a variety of markets, geographies, investors and financing structures.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $2.4 billion to $7.0 billion with an average balance of $4.4 billion during the quarter ended June 30, 2019.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

Credit support is provided to us by our indirect parent Toyota Financial Services Corporation (“TFSC”), and, in turn to TFSC by TMC.  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not a guarantee by TMC or TFSC of any securities or obligations of TFSC or TMCC, respectively.  The fees paid pursuant to these agreements are disclosed in Note 11 – Related Party Transactions of the Notes to Consolidated Financial Statements.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our fiscal 2019 Form 10-K for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  We do not currently have exposure to sovereign counterparties in countries experiencing significant economic, fiscal or political strain or any other sovereign counterparties.  Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and “Part I, Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2019 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	June 30, 2019			March 31, 2019
(Dollars in millions)	Face Value	Carrying Value	Weighted average contractual interest rates	Face Value	Carrying Value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$28,437	$28,357	2.56%	$25,374	$25,273	2.62%
U.S. medium term note ("MTN") program	34,355	34,216	2.81%	33,540	33,397	2.82%
Euro medium term note ("EMTN") program	15,934	15,837	1.89%	15,916	15,810	1.90%
Other debt	6,061	6,058	2.94%	6,045	6,041	3.12%
Total Unsecured notes and loans payable	84,787	84,468	2.56%	80,875	80,521	2.60%
Secured notes and loans payable	12,943	12,916	2.59%	12,421	12,401	2.62%
Total debt	$97,730	$97,384	2.57%	$93,296	$92,922	2.60%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper[1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2019	$25,374	$33,540	$15,916	$6,045	$80,875
Issuances	3,063	3,150	-	1,598	7,811
Maturities and terminations	-	(2,335)	-	(1,579)	(3,914)
Non-cash changes in foreign currency rates	-	-	18	(3)	15
Balance at June 30, 2019	$28,437	$34,355	$15,934	$6,061	$84,787
[1]	Changes in Commercial paper are shown net due to its short duration within Issuances.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $24.7 billion to $28.4 billion during the quarter ended June 30, 2019, with an average outstanding balance of $25.8 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

MTN program

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2018, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €19.0 billion was available for issuance at June 30, 2019.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

Secured notes and loans payable

Asset-backed securitization of our earning asset portfolio provides us with an alternative source of funding.  We regularly execute public or private securitization transactions.

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2019	$12,421
Issuances	2,626
Maturities and terminations	(2,104)
Balance at June 30, 2019	$12,943

We securitize finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”) using a variety of structures.  Our securitization transactions involve the transfer of Securitized Assets to bankruptcy-remote special purpose entities.  These bankruptcy-remote entities are used to ensure that the Securitized Assets are isolated from the claims of creditors of TMCC and that the cash flows from these assets are available solely for the benefit of the investors in these asset-backed securities.  Investors in asset-backed securities do not have recourse to our other assets, and neither TMCC nor our affiliates guarantee these obligations.  We are not required to repurchase or make reallocation payments with respect to the Securitized Assets that become delinquent or default after securitization.  As seller and servicer of the Securitized Assets, we are required to repurchase or make a reallocation payment with respect to the underlying assets that are subsequently discovered not to have met specified eligibility requirements.  This repurchase obligation is customary in securitization transactions.  With the exception of our new revolving asset-backed securitization program discussed on the next page, funding obtained from our securitization transactions is repaid as the underlying Securitized Assets amortize.

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

In June 2019, we completed an offering of secured notes under a new revolving asset-backed securitization program, backed by a revolving pool of finance receivables and cash collateral. Cash flows from these receivables during the revolving period in excess of what is needed to pay certain expenses of the securitization trust and contractual interest payments on the related secured notes may be used to purchase additional receivables, provided that certain conditions are met following the purchase.  The secured notes feature a scheduled five year revolving period, with the ability to repay the secured notes in full, after which an amortization period begins. The revolving period may also end with the amortization period beginning upon the occurrence of certain events that include certain segregated account balances falling below their required levels, credit losses or delinquencies on the pool of assets supporting the secured notes exceeding specified levels, the adjusted pool balance falling to less than 50% of the initial principal amount of the secured notes, or interest not being paid on the secured notes.

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of June 30, 2019 and March 31, 2019, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2019 and March 31, 2019.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2019, TMCC had committed bank credit facilities totaling $5.5 billion of which $2.3 billion, $650 million, $2.1 billion, and $475 million mature in fiscal 2020, 2021, 2022, and 2023, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2019 and March 31, 2019. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with TMS, an affiliate, expiring in fiscal 2022. This credit facility may be used for general corporate purposes and was not drawn upon as of June 30, 2019.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative costs of funds, and market access capabilities.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2019 Form 10-K.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2019, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of June 30, 2019, we had no hedge accounting derivatives.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	June 30,	March 31,
(Dollars in millions)	2019	2019
Gross derivatives assets, net of credit valuation adjustment	$738	$544
Less: Counterparty netting	(534)	(441)
Less: Collateral held	(154)	(42)
Derivative assets, net	$50	$61

Gross derivative liabilities, net of credit valuation adjustment	$1,518	$1,407
Less: Counterparty netting	(534)	(441)
Less: Collateral posted	(982)	(940)
Derivative liabilities, net	$2	$26

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2019, we held excess collateral of $4 million which we did not use to offset derivative assets, and we posted excess collateral of $17 million which we did not use to offset derivative liabilities.  As of March 31, 2019, we held excess collateral of $2 million, which we did not use to offset derivative assets, and we posted excess collateral of $17 million which we did not use to offset derivative liabilities.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bond obligations that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  Refer to Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 12 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2019 Form 10-K, as well as in Note 11 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  In addition, we are subject to governmental and regulatory examinations, information-gathering requests, and investigations from time to time at the state and federal levels.  It is inherently difficult to predict the course of such legal actions and governmental inquiries. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2 filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 2, 2019	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2019	By	/s/ Scott Cooke
Scott Cooke
Group Vice President and Chief Financial Officer (Principal Financial Officer)