Form 10-Q
period 2019-09-30
TOYOTA MOTOR CREDIT CORP
filed 2019-11-07
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Financing revenues:
Operating lease	$2,197	$2,167	$4,381	$4,293
Retail	638	547	1,227	1,082
Dealer	183	176	373	351
Total financing revenues	3,018	2,890	5,981	5,726
Depreciation on operating leases	1,583	1,662	3,208	3,428
Interest expense	613	702	1,310	1,384
Net financing revenues	822	526	1,463	914

Insurance earned premiums and contract revenues	232	226	461	450
Investment and other income, net	97	56	215	96
Net financing revenues and other revenues	1,151	808	2,139	1,460

Expenses:
Provision for credit losses	61	67	136	156
Operating and administrative	358	348	695	672
Insurance losses and loss adjustment expenses	115	112	228	237
Total expenses	534	527	1,059	1,065

Income before income taxes	617	281	1,080	395
Provision for income taxes	158	87	262	109

Net income	$459	$194	$818	$286

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$459	$194	$818	$286
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax provision of ($2), ($1), ($5) and ($1), respectively]	6	1	16	(3)
Reclassification adjustment for net (gains) losses on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0, $0, $0 and $0, respectively]	(1)	1	(1)	1
Other comprehensive income (loss)	5	2	15	(2)
Comprehensive income	$464	$196	$833	$284

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	September 30,	March 31,
	2019	2019
ASSETS
Cash and cash equivalents	$2,664	$2,198
Restricted cash and cash equivalents	941	985
Investments in marketable securities	3,452	2,908
Finance receivables, net	72,988	70,517
Investments in operating leases, net	37,687	37,927
Other assets	2,206	1,981
Total assets	$119,938	$116,516

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$95,093	$92,922
Deferred income taxes	5,594	5,452
Other liabilities	4,840	4,564
Total liabilities	105,527	102,938

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at September 30, 2019 and March 31, 2019	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	18	3
Retained earnings	13,476	12,658
Total shareholder's equity	14,411	13,578
Total liabilities and shareholder's equity	$119,938	$116,516

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	September 30,	March 31,
	2019	2019
ASSETS
Finance receivables, net	$12,272	$11,075
Investments in operating leases, net	4,153	5,307
Other assets	117	192
Total assets	$16,542	$16,574

LIABILITIES
Debt	$12,837	$12,401
Other liabilities	11	12
Total liabilities	$12,848	$12,413

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30, 2018
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at June 30, 2018	$915	$2	$(21)	$11,962	$12,858

Net income	-	-	-	194	194
Other comprehensive income, net of tax	-	-	2	-	2
Balance at September 30, 2018	$915	$2	$(19)	$12,156	$13,054

	Six Months Ended September 30, 2018
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Cumulative-effect of change in accounting policy	-	-	12	(122)	(110)
Net income	-	-	-	286	286
Other comprehensive loss, net of tax	-	-	(2)	-	(2)
Balance at September 30, 2018	$915	$2	$(19)	$12,156	$13,054

	Three Months Ended September 30, 2019
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at June 30, 2019	$915	$2	$13	$13,017	$13,947

Net income	-	-	-	459	459
Other comprehensive income, net of tax	-	-	5	-	5
Balance at September 30, 2019	$915	$2	$18	$13,476	$14,411

	Six Months Ended September 30, 2019
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Net income	-	-	-	818	818
Other comprehensive income, net of tax	-	-	15	-	15
Balance at September 30, 2019	$915	$2	$18	$13,476	$14,411

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$818	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,264	3,484
Recognition of deferred income	(1,230)	(1,142)
Provision for credit losses	136	156
Amortization of deferred costs	352	310
Foreign currency and other adjustments to the carrying value of debt, net	(411)	(748)
Net (gains) losses from investments in marketable securities	(90)	41
Net change in:
Derivative assets	11	12
Other assets and accrued interest	(75)	76
Deferred income taxes	137	81
Derivative liabilities	12	25
Other liabilities	121	167
Net cash provided by operating activities	3,045	2,748

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,018)	(798)
Proceeds from sales of investments in marketable securities	183	71
Proceeds from maturities of investments in marketable securities	403	1,908
Acquisition of finance receivables	(15,483)	(12,322)
Collection of finance receivables	12,628	12,035
Net change in wholesale and certain working capital receivables	428	781
Acquisition of investments in operating leases	(8,521)	(8,680)
Disposals of investments in operating leases	6,285	5,808
Long term loans to affiliates	(100)	(200)
Payments on long term loans from affiliates	13	20
Other, net	(16)	(19)
Net cash used in investing activities	(5,198)	(1,396)

Cash flows from financing activities:
Proceeds from issuance of debt	11,101	15,032
Payments on debt	(10,269)	(12,380)
Net change in commercial paper	1,751	(2,029)
Net change in financing support provided by affiliates	2	(3)
Dividend paid	(10)	-
Net cash provided by financing activities	2,575	620
Net increase in cash and cash equivalents and restricted cash and cash equivalents	422	1,972
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	3,183	4,759
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$3,605	$6,731
Supplemental disclosures:
Interest paid, net	$1,315	$1,048
Income taxes paid, net	$45	$15

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and six months ended September 30, 2019 and 2018 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2019 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2020 (“fiscal 2020”).

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2019 (“fiscal 2019”), which was filed with the Securities and Exchange Commission on June 4, 2019.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Certain prior period amounts have been reclassified to conform to current period presentation.  Related party transactions are disclosed in Note 11 – Related Party Transactions.

Other Matters

On April 16, 2019, we announced that we will restructure our field operations over the next two years to better serve our dealer partners by streamlining our field office structure into three regional locations and investing in new technology.  Costs associated with this restructure are not expected to be significant.

TMCC has commenced preparations to launch private label finance services for third-party automotive and mobility companies.  In furtherance of this new business initiative, on August 28, 2019, we entered into an agreement with Mazda Motor of America, Inc. (“Mazda”) pursuant to which we will offer exclusive private label automotive retail, lease, and dealer financing products and services, and vehicle protection products and services, to Mazda customers and dealers in the United States, launching at various times through fiscal year 2021 for an initial term of approximately five years.  We intend to leverage our existing processes and personnel to service the newly originated assets, and we expect to make certain technology investments to support the Mazda program.  TMCC will not acquire any existing Mazda assets or liabilities pursuant to the agreement and we do not expect launch costs to be significant through fiscal year 2021.

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

In the second quarter of fiscal 2020, we adopted ASU 2019-07, Codification Updates to Securities and Exchange Commission (“SEC”) Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, “Disclosure Update and Simplification,” and Nos. 33-10231 and 33-10442, “Investment Company Reporting Modernization,” and Miscellaneous Updates.  This guidance was effective upon issuance in July 2019 and aligns the guidance in various SEC sections to the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) with the requirements of certain already effective SEC final rules.  While most of the amendments in this release eliminate outdated or duplicative disclosure requirements, the final rule release amends the interim financial statement requirements to include a reconciliation of changes in shareholder’s equity for each period for which an income statement is required to be filed.  We have disclosed the required information in the Consolidated Statements of Shareholder’s Equity.  The other eliminations or amendments did not have a material impact on our consolidated financial statements and related disclosures.

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

Investments in marketable securities consisted of the following:

	September 30, 2019
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$196	$8	$-	$204
Municipal debt securities	9	2	-	11
Certificates of deposit	150	-	-	150
Commercial paper	350	-	-	350
Corporate debt securities	164	10	-	174
Mortgage-backed securities:
U.S. government agency	32	1	-	33
Non-agency residential	1	-	-	1
Non-agency commercial	44	1	-	45
Asset-backed securities	79	2	-	81
Total available-for-sale debt securities	$1,025	$24	$-	$1,049
Equity investments				$2,403
Total investments in marketable securities				$3,452

	March 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$213	$2	$(3)	$212
Municipal debt securities	9	2	-	11
Certificates of deposit	50	-	-	50
Commercial paper	70	-	-	70
Corporate debt securities	160	3	(1)	162
Mortgage-backed securities:
U.S. government agency	35	-	-	35
Non-agency residential	1	-	-	1
Non-agency commercial	39	-	-	39
Asset-backed securities	52	1	-	53
Total available-for-sale debt securities	$629	$8	$(4)	$633
Equity investments				2,275
Total investments in marketable securities				$2,908

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of September 30, 2019 and March 31, 2019.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Available-for-sale debt securities:
Realized gains (losses)	$1	$(1)	$1	$(1)

Equity investments:
Unrealized gains (losses) recognized	$31	$(15)	$86	$(40)
Realized gains (losses) on sales	$1	$-	$3	$-

Contractual Maturities

The amortized cost and fair value, by contractual maturity of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	September 30, 2019
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within 1 year	$542	$542
Due after 1 year through 5 years	128	130
Due after 5 years through 10 years	124	131
Due after 10 years	75	86
Mortgage-backed and asset-backed securities[1]	156	160
Total	$1,025	$1,049

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Finance receivables, net consisted of the following:

	September 30,	March 31,
	2019	2019
Retail receivables	$44,063	$42,621
Securitized retail receivables	12,539	11,318
Dealer financing	17,331	17,696
	73,933	71,635

Deferred origination (fees) and costs, net	831	695
Deferred income	(1,271)	(1,314)
Allowance for credit losses
Retail and securitized retail receivables	(317)	(304)
Dealer financing	(188)	(195)
Total allowance for credit losses	(505)	(499)
Finance receivables, net	$72,988	$70,517

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default;
•	Credit Watch – Account designated for elevated attention;
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors; and
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	September 30,	March 31,
	2019	2019
Aging of finance receivables:
Current	$55,565	$53,047
30-59 days past due	754	657
60-89 days past due	194	162
90 days or greater past due	89	73
Total	$56,602	$53,939

	Wholesale		Real Estate		Working Capital
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2019	2019	2019	2019	2019	2019
Credit quality indicators:
Performing	$8,992	$9,155	$4,152	$4,019	$2,548	$2,448
Credit Watch	873	1,127	380	554	69	70
At Risk	126	152	83	84	60	63
Default	20	6	23	14	5	4
Total	$10,011	$10,440	$4,638	$4,671	$2,682	$2,585

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

The following tables summarize the aging of finance receivables by class:

	September 30, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$754	$194	$89	$1,037	$55,565	$56,602	$60
Wholesale	-	-	-	-	10,011	10,011	-
Real estate	-	1	-	1	4,637	4,638	-
Working capital	-	-	4	4	2,678	2,682	-
Total	$754	$195	$93	$1,042	$72,891	$73,933	$60

	March 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$657	$162	$73	$892	$53,047	$53,939	$47
Wholesale	-	-	1	1	10,439	10,440	-
Real estate	-	-	-	-	4,671	4,671	-
Working capital	-	-	4	4	2,581	2,585	-
Total	$657	$162	$78	$897	$70,738	$71,635	$47

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired		Individually Evaluated
	Finance Receivables		Allowance
	September 30,	March 31,	September 30,	March 31,
	2019	2019	2019	2019

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$115	$161	$22	$28
Real estate	101	93	10	11
Working capital	64	67	58	60
Total	$280	$321	$90	$99

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$161	$130
Real estate	149	152
Working capital	20	20
Total	$330	$302

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$243	$231

Total impaired account balances:
Retail loan	$243	$231
Wholesale	276	291
Real estate	250	245
Working capital	84	87
Total	$853	$854

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings within the dealer products portfolio segment.  Interest income on impaired finance receivables and interest income recognized using a cash-basis method of accounting during the three and six months ended September 30, 2019 and 2018 were not significant.  As of September 30, 2019 and March 31, 2019, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $323 million and $329 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

As of September 30, 2019 and March 31, 2019, impaired finance receivables in the retail loan portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 5 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2019 and 2018 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and six months ended September 30, 2019 and 2018.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2019 and 2018, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Investments in Operating Leases, Net (Continued)

Investments in operating leases, net consisted of the following:

	September 30,	March 31,
	2019	2019
Investments in operating leases	$43,908	$42,869
Securitized investments in operating leases	5,913	7,532
	49,821	50,401
Deferred origination (fees) and costs, net	(236)	(225)
Deferred income	(2,170)	(2,085)
Accumulated depreciation	(9,647)	(10,061)
Allowance for credit losses	(81)	(103)
Investments in operating leases, net	$37,687	$37,927

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2020	$3,291
2021	5,078
2022	2,754
2023	581
2024	37
Thereafter	1
Total	$11,742

A portion of our operating lease contracts has historically terminated prior to maturity.  Future minimum rentals shown above should not be considered indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Allowance for credit losses at beginning of period	$605	$600	$602	$597
Charge-offs	(106)	(105)	(208)	(218)
Recoveries	26	23	56	50
Provision for credit losses	61	67	136	156
Allowance for credit losses at end of period	$586	$585	$586	$585

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Three Months Ended September 30, 2019
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, July 1, 2019	$327	$177	$504
Charge-offs	(80)	-	(80)
Recoveries	13	-	13
Provision for credit losses	57	11	68
Ending balance, September 30, 2019	$317	$188	$505

	Six Months Ended September 30, 2019
Allowance for Credit Losses for Finance Receivables:	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2019	$304	$195	$499
Charge-offs	(152)	-	(152)
Recoveries	27	-	27
Provision for credit losses	138	(7)	131
Ending balance, September 30, 2019	$317	$188	$505

Ending balance: Individually evaluated for impairment	$-	$90	$90
Ending balance: Collectively evaluated for impairment	$317	$98	$415

Finance Receivables:
Ending balance, September 30, 2019	$56,602	$17,331	$73,933
Ending balance: Individually evaluated for impairment	$-	$610	$610
Ending balance: Collectively evaluated for impairment	$56,602	$16,721	$73,323

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $243 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of September 30, 2019, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment. The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2019 includes $1,052 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $131 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

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

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $216 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of September 30, 2018, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of September 30, 2018 includes $1,054 million in finance receivables that are guaranteed by TMNA, and $137 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2019 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	September 30, 2019		March 31, 2019
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$37,394	$689	$49,254	$472
Foreign currency swaps	54	21	2,771	72
Total	$37,448	$710	$52,025	$544

Counterparty netting		(456)		(441)
Collateral held		(204)		(42)
Carrying value of derivative contracts – Other assets		$50		$61

Other liabilities:
Interest rate swaps	$63,632	$928	$57,593	$622
Foreign currency swaps	12,696	1,081	9,796	785
Total	$76,328	$2,009	$67,389	$1,407

Counterparty netting		(456)		(441)
Collateral posted		(1,515)		(940)
Carrying value of derivative contracts – Other liabilities		$38		$26

As of September 30, 2019, we held excess collateral of $1 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets, and we posted excess collateral of $2 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.  As of March 31, 2019, we held excess collateral of $2 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets and we posted excess collateral of $17 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest expense on debt	$639	$637	$1,294	$1,238
Interest expense (income) on derivatives	37	(22)	49	(47)
Interest expense on debt and derivatives	676	615	1,343	1,191

Gains on debt denominated in foreign currencies	(475)	(161)	(460)	(807)
Losses on foreign currency swaps	474	172	366	855
(Gains) losses on U.S. dollar interest rate swaps	(62)	76	61	145
Total interest expense	$613	$702	$1,310	$1,384

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	September 30, 2019			March 31, 2019
	Face Value	Carrying Value	Weighted average contractual interest rates	Face Value	Carrying Value	Weighted average contractual interest rates
Unsecured notes and loans payable	$82,564	$82,256	2.43%	$80,875	$80,521	2.60%
Secured notes and loans payable	12,863	12,837	2.50%	12,421	12,401	2.62%
Total debt	$95,427	$95,093	2.44%	$93,296	$92,922	2.60%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $27.0 billion and $25.3 billion as of September 30, 2019 and March 31, 2019, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2019 and March 31, 2019.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2019, TMCC had committed bank credit facilities totaling $5.5 billion, of which $2.3 billion, $650 million, $2.1 billion and $475 million mature in fiscal 2020, 2021, 2022, and 2023, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2019 and March 31, 2019. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2022.  This credit facility may be used for general corporate purposes and was not drawn upon as of September 30, 2019.  Any amounts drawn on this credit facility would be recorded in Other liabilities on our Consolidated Balance Sheets.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	September 30, 2019
		VIE Assets		VIE Liabilities
		Net
	Restricted Cash	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$669	$12,272	$6	$10,337	$9
Investments in operating leases	272	4,153	111	2,500	2
Total	$941	$16,425	$117	$12,837	$11

	March 31, 2019
		VIE Assets		VIE Liabilities
		Net
	Restricted Cash	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$630	$11,075	$6	$9,202	$10
Investments in operating leases	355	5,307	186	3,199	2
Total	$985	$16,382	$192	$12,401	$12

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,520 million and $1,486 million of securities retained by TMCC at September 30, 2019 and March 31, 2019, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019 and revenues earned from these dealers for the three and six months ended September 30, 2019 and 2018 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of and for the three and six months ended September 30, 2019 and 2018 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	September 30,	March 31,
	2019	2019
Commitments:
Credit facilities commitments with dealers	$1,391	$1,378
Commitments under operating lease agreements	119	144
Total commitments	1,510	1,522
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,610	$1,622

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Lease Commitments

We have a lease agreement through August 2032, with TMNA for our headquarters facility in Plano, Texas.  Total operating lease expense, including payments to affiliates, was $18 million for the six months ended September 30, 2019.  Commitments under operating lease agreements in the table above include $76 million and $97 million for facility leases with affiliates at September 30, 2019 and March 31, 2019, respectively.

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

Our commitments under operating lease agreements are summarized below:

Years ending March 31,	Amounts due on operating lease liabilities as of September 30, 2019	Future minimum lease payments as of March 31, 2019
2020 [1]	$11	$22
2021	20	19
2022	21	20
2023	13	12
2024	11	10
Thereafter	62	61
Total	$138	$144
Present value discount	(19)
Total operating lease liability	$119

1 Amounts due on operating lease liabilities as of September 30, 2019 excludes the amounts incurred for the six months ended September 30, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

The following table provides additional information related to operating lease agreements for which we are the lessee:

September 30,
2019
ROU assets	$112
Lease liabilities	$119
Weighted average remaining lease term (in years)	9.53
Weighted average discount rate	3.10%

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2019 and March 31, 2019.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2019, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2019 and March 31, 2019, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our effective tax rate was 26 percent and 24 percent for the three and six months ended September 30, 2019, compared to 31 percent and 28 percent for the same periods in fiscal 2019.  Our provision for income taxes was $158 million and $262 million for the three and six months ended September 30, 2019, compared to $87 million and $109 million for the same periods in fiscal 2019.  The increase in the provision for income taxes for the three and six months ended September 30, 2019 was primarily due to the increase in our income before taxes compared to the same periods in fiscal 2019.  The decrease in the effective tax rate for the three and six months ended September 30, 2019 compared to the same periods in fiscal 2019, was primarily due to state tax law changes taking effect in this fiscal year.

Tax-related Contingencies

As of September 30, 2019, we remain under IRS examination for fiscal 2020, 2019 and 2018.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended September 30, 2019, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.4 billion and $2.9 billion at September 30, 2019 and March 31, 2019, respectively, and were primarily due to the deferred deduction of allowance for credit losses and residual value losses and federal tax loss carryforward which has no expiration.  The total deferred tax liability, net of these deferred tax assets, was $5.6 billion and $5.5 billion at September 30, 2019 and March 31, 2019, respectively.  Realization with respect to the federal tax loss carryforward is dependent on generating sufficient income.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In conjunction with the April 1, 2019 adoption of ASU 2016-02, Leases, as described in Note 1 – Interim Financial Data, we recorded ROU assets and lease liabilities, which include amounts for facility leases with affiliates.  As of September 30, 2019, the amounts for both affiliate related ROU assets and lease liabilities were $76 million.

Except for the transaction mentioned above, as of September 30, 2019, there were no other material changes to our related party agreements or relationships as described in our fiscal 2019 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net financing revenues:
Manufacturer's subvention and other revenues	$508	$467	$1,020	$934
Depreciation on operating leases	$(13)	$(5)	$(23)	$(10)

Interest expense:
Credit support fees, interest and other expenses	$24	$24	$48	$49

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$45	$44	$90	$89

Investment and other income, net:
Interest and other income	$6	$2	$12	$4

Expenses:
Operating and administrative expenses	$21	$24	$42	$47
Insurance losses and loss adjustment expenses[1]	$-	$(1)	$-	$(3)

[1]	Amount includes the transfer of insurance losses and loss adjustment expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	September 30,	March 31,
	2019	2019
Assets:
Investments in marketable securities
Commercial paper	$350	$70

Finance receivables, net
Accounts receivable	$111	$150
Deferred retail subvention income	$(1,207)	$(1,257)

Investments in operating leases, net
Investments in operating leases, net	$(51)	$1
Deferred lease subvention income	$(2,147)	$(2,062)

Other assets
Notes receivable	$688	$601
Other receivables, net	$94	$11

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$339	$337
Other payables, net	$226	$147
Notes payable	$18	$16

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of September 30, 2019 and March 31, 2019, the subvention receivable from TMNA was $190 million and $171 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement we had a net amount payable to TMNA, which resulted in the subvention receivable being recorded in Other payables, net in Other liabilities as of September 30, 2019 and March 31, 2019.

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

	September 30, 2019
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$202	$2	$-	$-	$204
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	150	-	-	150
Commercial paper	-	350	-	-	350
Corporate debt securities	-	174	-	-	174
Mortgage-backed securities:
U.S. government agency	-	33	-	-	33
Non-agency residential	-	-	1	-	1
Non-agency commercial	-	-	45	-	45
Asset-backed securities	-	-	81	-	81
Available-for-sale debt securities total	202	720	127	-	1,049
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					725
Total return bond funds	1,678	-	-	-	1,678
Equity investments total	1,678	-	-	-	2,403
Investments in marketable securities total	1,880	720	127	-	3,452
Derivative assets:
Interest rate swaps	-	689	-	-	689
Foreign currency swaps	-	21	-	-	21
Counterparty netting and collateral	-	-	-	(660)	(660)
Derivative assets total	-	710	-	(660)	50
Assets at fair value	1,880	1,430	127	(660)	3,502
Derivative liabilities:
Interest rate swaps	-	(928)	-	-	(928)
Foreign currency swaps	-	(1,081)	-	-	(1,081)
Counterparty netting and collateral	-	-	-	1,971	1,971
Liabilities at fair value	-	(2,009)	-	1,971	(38)
Net assets at fair value	$1,880	$(579)	$127	$1,311	$3,464

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three and six months ended September 30, 2019 and 2018 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

Three Months Ended September 30, 2019
Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, July 1, 2019	$41	$66	$107	$-	$107
Total gains (losses)
Included in net income	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	5	19	24	-	24
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	(4)	(4)	-	(4)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, September 30, 2019	$46	$81	$127	$-	$127
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$-	$-

	Three Months Ended September 30, 2018
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, July 1, 2018	$25	$38	$63	$(23)	$40
Total gains (losses)
Included in net income	-	-	-	(10)	(10)
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	5	18	23	-	23
Issuances	-	-	-	-	-
Sales	-	(4)	(4)	-	(4)
Settlements	-	(6)	(6)	(26)	(32)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, September 30, 2018	$30	$46	$76	$(59)	$17
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$(10)	$(10)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

	Six Months Ended September 30, 2019
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2019	$40	$53	$93	$1	$94
Total gains (losses)
Included in net income	-	-	-	18	18
Included in other comprehensive income	1	1	2	-	2
Purchases, issuances, sales, and settlements
Purchases	5	34	39	-	39
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	(7)	(7)	6	(1)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	(25)	(25)
Fair value, September 30, 2019	$46	$81	$127	$-	$127
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$18	$18

	Six Months Ended September 30, 2018
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2018	$31	$39	$70	$(21)	$49
Total gains (losses)
Included in net income	-	-	-	(18)	(18)
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	5	20	25	-	25
Issuances	-	-	-	-	-
Sales	-	(4)	(4)	-	(4)
Settlements	(6)	(9)	(15)	(20)	(35)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, September 30, 2018	$30	$46	$76	$(59)	$17
The amount of total gains (losses) included in net income attributable to assets held at the reporting date				$(18)	$(18)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of September 30, 2019 and March 31, 2019.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three and six months ended September 30, 2019 and as of and for the year ended March 31, 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	September 30, 2019
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$55,842	$-	$-	$56,665	$56,665
Wholesale	9,892	-	-	9,977	9,977
Real estate	4,575	-	-	4,676	4,676
Working capital	2,567	-	-	2,593	2,593

Financial liabilities
Unsecured notes and loans payable	$82,256	$-	$82,110	$1,575	$83,685
Secured notes and loans payable	12,837	-	-	12,954	12,954

	March 31, 2019
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$53,013	$-	$-	$53,247	$53,247
Wholesale	10,293	-	-	10,369	10,369
Real estate	4,550	-	-	4,534	4,534
Working capital	2,510	-	-	2,554	2,554

Financial liabilities
Unsecured notes and loans payable	$80,521	$-	$79,056	$2,313	$81,369
Secured notes and loans payable	12,401	-	-	12,428	12,428

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $109 million and $148 million at September 30, 2019 and March 31, 2019, respectively.  Fair values of related party finance receivables, net are classified as Level 3 of the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended September 30, 2019
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$3,018	$-	$-	$3,018
Depreciation on operating leases	1,583	-	-	1,583
Interest expense	619	-	(6)	613
Net financing revenues	816	-	6	822

Insurance earned premiums and contract revenues	-	232	-	232
Investment and other income, net	38	65	(6)	97
Net financing and other revenues	854	297	-	1,151

Expenses:
Provision for credit losses	61	-	-	61
Operating and administrative expenses	268	90	-	358
Insurance losses and loss adjustment expenses	-	115	-	115
Total expenses	329	205	-	534

Income before income taxes	525	92	-	617
Provision for income taxes	136	22	-	158

Net income	$389	$70	$-	$459

	Six Months Ended September 30, 2019
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$5,981	$-	$-	$5,981
Depreciation on operating leases	3,208	-	-	3,208
Interest expense	1,322	-	(12)	1,310
Net financing revenues	1,451	-	12	1,463

Insurance earned premiums and contract revenues	-	461	-	461
Investment and other income, net	75	152	(12)	215
Net financing and other revenues	1,526	613	-	2,139

Expenses:
Provision for credit losses	136	-	-	136
Operating and administrative expenses	514	181	-	695
Insurance losses and loss adjustment expenses	-	228	-	228
Total expenses	650	409	-	1,059

Income before income taxes	876	204	-	1,080
Provision for income taxes	212	50	-	262

Net income	$664	$154	$-	$818

Total assets at September 30, 2019	$115,714	$5,414	$(1,190)	$119,938

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

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Insurance operations – Revenue Recognition

For the three and six months ended September 30, 2019 and 2018, approximately 84 percent of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the guidance for revenue from contracts with customers.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and six months ended September 30, 2019 and 2018.

We had $2.2 billion of unearned insurance premiums and contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of April 1, 2019 and April 1, 2018, respectively.  We recognized $121 million and $303 million of these balances in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during the three and six months ended September 30, 2019, compared to $178 million and $345 million recognized during the same periods in fiscal 2019.  At September 30, 2019, we had unearned insurance premiums and contract revenues of $2.3 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $362 million during fiscal 2020, and $1.9 billion thereafter.  At September 30, 2018 we had unearned insurance premiums and contract revenues of $2.2 billion associated with outstanding contracts.

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

Fiscal 2020 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2020 (“fiscal 2020”), the United States (“U.S.”) economy continued to expand.  The unemployment rate remained at historically low levels and consumer confidence remained at historically high levels, however in recent months wage growth slowed.  Uncertainties surrounding geopolitical events, trade policy, the future path of U.S. monetary policy, and caution by global central banks continue to impact the outlook for future economic growth.  In addition, student and auto related debt balances and delinquencies remained at high levels and represented a larger portion of the consumer debt mix.  Changes in the economy that adversely impact the consumer, such as higher interest rates, elevated debt levels and an increase in unemployment from the current low levels could adversely impact our results of operations in the future.

Industry-wide vehicle sales and sales incentives in the U.S. were relatively consistent during the first half of fiscal 2020 as compared to the same period in fiscal 2019.  Despite lower levels of subvention, our financing volume increased 11 percent and our market share increased 5 percentage points for the first half of fiscal 2020, compared to the same period in fiscal 2019, as a result of other cash incentive and competitive rate programs.

Used vehicle values for Toyota and Lexus vehicles remained relatively consistent in the first half of fiscal 2020, compared to the same period in fiscal 2019.  Declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle sales incentives and a larger lease portfolio resulting in higher future maturities could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international markets.  Conditions in the global capital markets were generally stable during the first half of fiscal 2020.  However, uncertainty regarding geopolitical events, trade policy, and the future path of U.S. monetary policy led to instances of volatility during the period.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Net income:
Finance operations[1]	$389	$166	$664	$248
Insurance operations[1]	70	28	154	38
Total net income	$459	$194	$818	$286

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $818 million and $459 million for the first half and second quarter of fiscal 2020 compared to $286 million and $194 million for the same periods in fiscal 2019.  The increase in net income for the first half of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $255 million increase in total financing revenues, a $220 million decrease in depreciation on operating leases, a $119 million increase in investment and other income, net, a $74 million decrease in interest expense, partially offset by a $153 million increase in provision for income taxes.  The increase in net income for the second quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $128 million increase in total financing revenues, $89 million decrease in interest expense, a $79 million decrease in depreciation on operating leases, a $41 million increase in investment and other income, net, partially offset by a $71 million increase in provision for income taxes.

Our overall capital position increased $0.8 billion, bringing total shareholder’s equity to $14.4 billion at September 30, 2019 as compared to $13.6 billion at March 31, 2019.  Our debt increased to $95.1 billion at September 30, 2019 from $92.9 billion at March 31, 2019.  Our debt-to-equity ratio decreased to 6.6 at September 30, 2019 from 6.8 at March 31, 2019.

Finance Operations

The following table summarizes key results of our finance operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Financing revenues:
Operating lease	$2,197	$2,167	1%	$4,381	$4,293	2%
Retail	638	547	17%	1,227	1,082	13%
Dealer	183	176	4%	373	351	6%
Total financing revenues	3,018	2,890	4%	5,981	5,726	4%
Depreciation on operating leases	1,583	1,662	(5)%	3,208	3,428	(6)%
Interest expense	619	707	(12)%	1,322	1,394	(5)%
Net financing revenues	816	521	57%	1,451	904	61%

Investment in other income, net	38	51	(25)%	75	99	(24)%
Net financing and other revenues	854	572	49%	1,526	1,003	52%

Expenses:
Provision for credit losses	61	67	(9)%	136	156	(13)%
Operating and administrative expenses	268	262	2%	514	503	2%
Total expenses	329	329	-%	650	659	(1)%

Income before income taxes	525	243	116%	876	344	155%
Provision for income taxes	136	77	77%	212	96	121%

Net income from finance operations	$389	$166	134%	$664	$248	168%

Our finance operations reported net income of $664 million and $389 million for the first half and second quarter of fiscal 2020, respectively, compared to $248 million and $166 million for the same periods in fiscal 2019.  The increase in net income from finance operations for the first half of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $255 million increase in total financing revenues, a $220 million decrease in depreciation on operating leases, and a $72 million decrease in interest expense, partially offset by a $116 million increase in provision for income taxes.  The increase in net income from finance operations for the second quarter of fiscal 2020, compared to the same period in fiscal 2019 was primarily due to a $128 million increase in total financing revenues, a $88 million decrease in interest expense, and a $79 million decrease in depreciation on operating leases, partially offset by a $59 million increase in provision for income taxes.

Financing Revenues

Total financing revenues increased 4 percent during both the first half and second quarter of fiscal 2020 as compared to the same periods in fiscal 2019 due to the following:

•	Operating lease revenues increased 2 percent and 1 percent in the first half and second quarter of fiscal 2020 as compared to the same periods in fiscal 2019 due to higher portfolio yields.
•

Retail financing revenues increased 13 percent and 17 percent in the first half and second quarter of fiscal 2020 as compared to the same periods in fiscal 2019 due to higher portfolio yields as well as higher average outstanding earning asset balances.

•

Dealer financing revenues increased 6 percent and 4 percent in the first half and second quarter of fiscal 2020 as compared to the same periods in fiscal 2019, primarily due to higher portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 4.9 percent and 5.0 percent for the first half and second quarter of fiscal 2020, respectively, compared to 4.2 percent and 4.5 percent for the same periods in fiscal 2019.

Depreciation on Operating Leases

We reported depreciation on operating leases of $3,208 million and $1,583 million during the first half and second quarter of fiscal 2020, respectively, compared to $3,428 million and $1,662 million for the same periods in fiscal 2019. The decrease in depreciation expense during the first half and second quarter of fiscal 2020 as compared to the same periods in fiscal 2019 was primarily due to lower expectations of residual value losses on our more recent originations and lower average operating lease units outstanding.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Interest expense on debt	$639	$637	$1,294	$1,238
Interest expense (income) on derivatives	37	(22)	49	(47)
Interest expense on debt and derivatives	676	615	1,343	1,191

Gains on debt denominated in foreign currencies	(475)	(161)	(460)	(807)
Losses on foreign currency swaps	474	172	366	855
(Gains) losses on U.S. dollar interest rate swaps	(62)	76	61	145
Total interest expense	$613	$702	$1,310	$1,384

During the first half and second quarter of fiscal 2020, total interest expense decreased to $1,310 million and $613 million, respectively, from $1,384 million and $702 million, respectively, for the same periods in fiscal 2019. The decrease in total interest expense for the first half of fiscal 2020 compared to the same period in fiscal 2019 is primarily attributable to gains on foreign currency swaps net of debt denominated in foreign currencies and lower losses on U.S. dollar interest rate swaps partially offset by an increase in interest expense on debt and derivatives. The decrease in total interest expense for the second quarter of fiscal 2020 compared to the same period in fiscal 2019 is primarily attributable to gains on U.S. dollar interest rate swaps partially offset by increase in interest expense on debt and derivatives.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable, derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  Interest expense on debt and derivatives in the first half and second quarter of fiscal 2020 increased to $1,343 million and $676 million, respectively, from $1,191 million and $615 million, respectively, in the same periods in fiscal 2019 due to higher weighted average interest rates.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first half and second quarter of fiscal 2020, we recorded net gains of $94 million and $1 million, respectively, primarily as a result of decreases in foreign currency swap rates across the various currencies in which our debt is denominated.  During the first half of fiscal 2019, we recorded net losses of $48 million, as losses on our foreign currency swaps were partially offset by gains on our debt denominated in foreign currencies primarily as a result of increases in foreign currency swap rates across the various currencies in which our debt is denominated.  During the second quarter of fiscal 2019, we recorded net losses of $11 million, as losses on our foreign currency swaps were largely offset by gains on our debt denominated in foreign currencies primarily as a result of offsetting foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first half of fiscal 2020, we recorded losses of $61 million, as losses on our higher notional, shorter-term pay-fixed swaps exceeded gains on our longer-term pay-float swaps, primarily as a result of decreases in U.S. dollar swap rates.  During the second quarter of fiscal 2020, we recorded gains of $62 million, as gains on our longer-term pay-float swaps exceeded losses on our shorter-term pay fixed swaps, primarily as a result of decreases in U.S. dollar swap rates, particularly on the longer tenors.  During the first half and second quarter of fiscal 2019, we recorded losses of $145 million and $76 million, respectively, with the majority of losses attributable to our pay-float swaps, primarily as a result of increases in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $75 million and $38 million for the first half and second quarter of fiscal 2020, respectively, compared to $99 million and $51 million for the same periods in fiscal 2019.  The decrease in investment and other income, net for the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019, was primarily due to a decrease in our marketable securities portfolio for the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019.

Provision for Credit Losses

We recorded a provision for credit losses of $136 million and $61 million for the first half and second quarter of fiscal 2020, respectively, compared to $156 million and $67 million for the same periods in fiscal 2019. The decrease in the provision for credit losses for the first half and second quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily driven by favorable credit loss experience due to a continued focus on late stage collection activities.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $514 million and $268 million for the first half and second quarter of fiscal 2020, respectively, compared to $503 million and $262 million for the same periods in fiscal 2019.

Insurance Operations

The following table summarizes key results of our insurance operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Agreements (units in thousands)
Issued	692	645	7%	1,348	1,280	5%
Average in force	9,436	8,918	6%	9,371	8,828	6%

(Dollars in millions)
Insurance earned premiums and contract revenues	$232	$226	3%	$461	$450	2%
Investment and other income, net	65	10	550%	152	7	2071%
Revenues from insurance operations	297	236	26%	613	457	34%

Expenses:
Insurance losses and loss adjustment expenses	115	112	3%	228	237	(4)%
Operating and administrative expenses	90	86	5%	181	169	7%
Total expenses	205	198	4%	409	406	1%

Income before income taxes	92	38	142%	204	51	300%
Provision for income taxes	22	10	120%	50	13	285%

Net income from insurance operations	$70	$28	150%	$154	$38	305%

Our insurance operations reported net income of $154 million and $70 million for the first half and second quarter of fiscal 2020, respectively, compared to $38 million and $28 million for the same periods in fiscal 2019.  The increase in net income from insurance operations for the first half of fiscal 2020, compared to same period in fiscal 2019, was primarily due to $145 million increase in investment and other income, net, partially offset by a $37 million increase in provision for income taxes.  The increase in net income from insurance operations for the second quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $55 million increase in investment and other income, net, partially offset by a $12 million increase in provision for income taxes.

Agreements issued increased 5 percent and 7 percent for the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019, primarily due to increased sales of certified pre-owned warranties, prepaid maintenance agreements, and vehicle services agreements.  The average number of agreements in force increased 6 percent for the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019, due to insurance portfolio growth in recent years, most notably in guaranteed auto protection agreements, prepaid maintenance agreements, and tire and wheel protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $461 million and $232 million for the first half and second quarter of fiscal 2020, compared to $450 million and $226 million for the same periods in fiscal 2019.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues in the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019, was primarily due to insurance portfolio growth in recent years.

Investment and Other Income, Net

Our insurance operations reported investment and other income, net of $152 million and $65 million for the first half and second quarter of fiscal 2020, respectively, compared to $7 million and $10 million for the same periods in fiscal 2019.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity investments, and other-than-temporary impairment on available-for-sale debt securities, if any.  The increase in investment and other income, net in the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019, was primarily due to increased gains from changes in fair value of equity investments.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $228 million and $115 million for the first half and second quarter of fiscal 2020, respectively, compared to $237 million and $112 million for the same periods in fiscal 2019.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The decrease in insurance losses and loss adjustment expenses in the first half of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to the previously disclosed termination of the wholesale inventory program in September 2018.  The increase in insurance losses and loss adjustment expenses in the second quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to insurance portfolio growth in recent years.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $181 million and $90 million for the first half and second quarter of fiscal 2020, respectively, compared to $169 million and $86 million for the same periods in fiscal 2019.  The increase in operating and administrative expenses in the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019, was primarily attributable to higher dealer back-end program expenses as well as higher product expenses driven by the continued growth of our insurance business.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes was $262 million and $158 million for the first half and second quarter of fiscal 2020, respectively, compared to $109 million and $87 million for the same periods in fiscal 2019.  Our effective tax rate was 24 percent and 26 percent for the first half and second quarter of fiscal 2020, compared to 28 percent and 31 percent for the same periods in fiscal 2019. The increase in the provision for income taxes for the first half and second quarter of fiscal 2020, was primarily due to the increase in our income before tax compared to the same periods in fiscal 2019.  The decrease in the effective tax rate for the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019, was primarily due to state tax law changes taking effect in this fiscal year.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2019	2018	Change	2019	2018	Change
Vehicle financing volume:[1]
New retail contracts	186	146	27%	350	302	16%
Used retail contracts	86	64	34%	170	129	32%
Lease contracts	137	137	-%	262	273	(4)%
Total	409	347	18%	782	704	11%

TMNA subvened vehicle financing volume (units included in the above table):
New retail contracts	62	80	(23)%	117	196	(40)%
Used retail contracts	10	6	67%	22	19	16%
Lease contracts	125	131	(5)%	240	261	(8)%
Total	197	217	(9)%	379	476	(20)%

Market share:[2]	65.2%	57.0%		65.4%	60.3%

[1]

Total financing volume was comprised of approximately 81 percent Toyota, 16 percent Lexus, and 3 percent non-Toyota/Lexus for the first half of fiscal 2020. Total financing volume was comprised of approximately 82 percent Toyota, 15 percent Lexus, and 3 percent non-Toyota/Lexus for the second quarter of fiscal 2020.  Total financing volume was comprised of approximately 81 percent Toyota, 16 percent Lexus, and 3 percent non-Toyota/Lexus for the first half and second quarter of fiscal 2019.

[2]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMNA new sales volume as well as the level of TMNA sponsored subvention and other incentive programs.  Despite lower levels of subvention, our financing volume increased 11 percent and 18 percent, and our market share increased 5 percentage points and 8 percentage points for the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019, as a result of other cash incentive and competitive rate programs.

The composition of our net earning assets is summarized below:

	September 30,	March 31,
(Dollars in millions)	2019	2019	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$55,845	$53,016	5%
Dealer financing, net[1]	17,143	17,501	(2)%
Total finance receivables, net	72,988	70,517	4%
Investments in operating leases, net	37,687	37,927	(1)%
Net earning assets	$110,675	$108,444	2%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	953	956	-%
Dealers outside of the Toyota/Lexus dealer network	383	372	3%
Total number of dealers receiving wholesale financing	1,336	1,328	1%

Dealer inventory outstanding (units in thousands)	302	309	(2)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Despite lower levels of subvention, our new retail contract volume increased 16 percent and 27 percent for the first half and second quarter of fiscal 2020, compared to the same periods in fiscal 2019, as a result of other cash incentive and competitive rate programs.

Our retail finance receivables, net increased 5 percent at September 30, 2019 as compared to March 31, 2019 due to an increase in retail contract volume and in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 4 percent for the first half of fiscal 2020, compared to the same period in fiscal 2019, primarily due to lower levels of subvention.  Our investments in operating leases, net, decreased 1 percent at September 30, 2019, as compared to March 31, 2019 due to decreased lease contract volume.

Dealer Financing and Earning Assets

Dealer financing, net at September 30, 2019, decreased 2 percent from March 31, 2019 primarily due to a decrease in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Depreciation on operating leases (dollars in millions)	$1,583	$1,662	(5)%	$3,208	$3,428	(6)%
Average operating lease units outstanding (in thousands)	1,410	1,487	(5)%	1,418	1,486	(5)%

Depreciation expense on operating leases decreased 6 percent and 5 percent during the first half and second quarter of fiscal 2020, as compared to the same periods in fiscal 2019, due to lower expectations of residual value losses on our more recent originations and lower average operating lease units outstanding.

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

The following table provides information related to our credit loss experience:

	September 30,	March 31,	September 30,
	2019	2019	2018
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.34%	0.39%	0.35%
Operating leases	0.14%	0.23%	0.22%
Total	0.27%	0.34%	0.31%

Default frequency as a percentage of outstanding contracts	1.25%	1.45%	1.48%
Average loss severity per unit[1]	$7,772	$7,281	$7,223

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[2]
Finance receivables[3]	0.39%	0.34%	0.38%
Operating leases[3]	0.29%	0.27%	0.31%
Total	0.36%	0.31%	0.36%

[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets decreased to 0.27 percent at September 30, 2019 from 0.31 percent at September 30, 2018.  Default frequency as a percentage of outstanding contracts decreased to 1.25 percent for the first half of fiscal 2020, compared to 1.48 percent in the same period in fiscal 2019.  The decrease in both net charge-offs as a percentage of average gross earning assets and default frequency as a percentage of outstanding contracts for the first half of fiscal 2020, compared to the same period in fiscal 2019, is primarily due to a continued focus on late stage collection activities.  Our average loss severity for the first half of fiscal 2020 increased to $7,772 from $7,223 in the first half of fiscal 2019 primarily due to higher average amount financed.  Our aggregate balances for accounts 60 or more days past due were 0.36 percent for both September 30, 2019 and 2018, but have increased from 0.31 percent at March 31, 2019 reflective of our typical seasonal pattern for delinquency.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Allowance for credit losses at beginning of period	$605	$600	$602	$597
Charge-offs	(106)	(105)	(208)	(218)
Recoveries	26	23	56	50
Provision for credit losses	61	67	136	156
Allowance for credit losses at end of period	$586	$585	$586	$585

Our allowance for credit losses increased slightly to $586 million at September 30, 2019 from $585 million at September 30, 2018.  Changes in the economy that impact the consumer such as increasing interest rates and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $2.9 billion to $6.8 billion with an average balance of $4.4 billion during the quarter ended September 30, 2019.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	September 30, 2019			March 31, 2019
(Dollars in millions)	Face Value	Carrying Value	Weighted average contractual interest rates	Face Value	Carrying Value	Weighted average contractual interest rates
Unsecured notes and loans payable:
Commercial paper	$27,060	$26,981	2.33%	$25,374	$25,273	2.62%
U.S. medium term note ("MTN") program	33,627	33,495	2.72%	33,540	33,397	2.82%
Euro medium term note ("EMTN") program	15,970	15,877	1.86%	15,916	15,810	1.90%
Other debt	5,907	5,903	2.70%	6,045	6,041	3.12%
Total Unsecured notes and loans payable	82,564	82,256	2.43%	80,875	80,521	2.60%
Secured notes and loans payable	12,863	12,837	2.50%	12,421	12,401	2.62%
Total debt	$95,427	$95,093	2.44%	$93,296	$92,922	2.60%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper[1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2019	$25,374	$33,540	$15,916	$6,045	$80,875
Issuances	1,686	4,278	690	1,717	8,371
Maturities and terminations	-	(4,191)	(210)	(1,841)	(6,242)
Non-cash changes in foreign currency rates	-	-	(426)	(14)	(440)
Balance at September 30, 2019	$27,060	$33,627	$15,970	$5,907	$82,564
[1]	Changes in Commercial paper are shown net due to its short duration within Issuances.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $25.1 billion to $28.1 billion during the quarter ended September 30, 2019, with an average outstanding balance of $26.8 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2019, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €18.0 billion was available for issuance at September 30, 2019.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2019	$12,421
Issuances	4,478
Maturities and terminations	(4,036)
Balance at September 30, 2019	$12,863

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of September 30, 2019 and March 31, 2019, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2019 and March 31, 2019.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2019, TMCC had committed bank credit facilities totaling $5.5 billion of which $2.3 billion, $650 million, $2.1 billion, and $475 million mature in fiscal 2020, 2021, 2022, and 2023, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2019 and March 31, 2019. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with TMS, an affiliate, expiring in fiscal 2022. This credit facility may be used for general corporate purposes and was not drawn upon as of September 30, 2019.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2019, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of September 30, 2019, we had no hedge accounting derivatives.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	September 30,	March 31,
(Dollars in millions)	2019	2019
Gross derivatives assets, net of credit valuation adjustment	$710	$544
Less: Counterparty netting	(456)	(441)
Less: Collateral held	(204)	(42)
Derivative assets, net	$50	$61

Gross derivative liabilities, net of credit valuation adjustment	$2,009	$1,407
Less: Counterparty netting	(456)	(441)
Less: Collateral posted	(1,515)	(940)
Derivative liabilities, net	$38	$26

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2019, we held excess collateral of $1 million which we did not use to offset derivative assets, and we posted excess collateral of $2 million which we did not use to offset derivative liabilities.  As of March 31, 2019, we held excess collateral of $2 million, which we did not use to offset derivative assets, and we posted excess collateral of $17 million which we did not use to offset derivative liabilities.

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

Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 12 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2019 Form 10-K, as well as in Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of September 30, 2019, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1	Amended and Restated Agency Agreement, dated September 13, 2019, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch	(3)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2 filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed September 17, 2019, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 7, 2019	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By	/s/ Scott Cooke
Scott Cooke
Group Vice President and Chief Financial Officer (Principal Financial Officer)