Form 10-Q
period 2019-12-31
TOYOTA MOTOR CREDIT CORP
filed 2020-02-07
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 31, 2020, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Financing revenues:
Operating lease	$2,212	$2,212	$6,593	$6,505
Retail	661	578	1,888	1,660
Dealer	171	178	544	529
Total financing revenues	3,044	2,968	9,025	8,694
Depreciation on operating leases	1,712	1,717	4,920	5,145
Interest expense	755	699	2,065	2,083
Net financing revenues	577	552	2,040	1,466

Insurance earned premiums and contract revenues	231	226	692	676
Investment and other income, net	57	68	272	164
Net financing revenues and other revenues	865	846	3,004	2,306

Expenses:
Provision for credit losses	128	110	264	266
Operating and administrative	406	347	1,101	1,019
Insurance losses and loss adjustment expenses	116	106	344	343
Total expenses	650	563	1,709	1,628

Income before income taxes	215	283	1,295	678
Provision for income taxes	34	69	296	178

Net income	$181	$214	$999	$500

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$181	$214	$999	$500
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $1, ($2), ($4) and ($3), respectively]	(2)	4	14	1
Reclassification adjustment for net (gains) losses on available-for-sale marketable securities included in investment and other income, net [net of tax provision (benefit) of $1, ($3), $1 and ($3), respectively]	(1)	8	(2)	9
Other comprehensive (loss) income	(3)	12	12	10
Comprehensive income	$178	$226	$1,011	$510

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	December 31,	March 31,
	2019	2019
ASSETS
Cash and cash equivalents	$4,832	$2,198
Restricted cash and cash equivalents	940	985
Investments in marketable securities	3,627	2,908
Finance receivables, net	73,450	70,517
Investments in operating leases, net	37,403	37,927
Other assets	2,355	1,981
Total assets	$122,607	$116,516

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$97,534	$92,922
Deferred income taxes	5,656	5,452
Other liabilities	4,828	4,564
Total liabilities	108,018	102,938

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2019 and March 31, 2019	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	15	3
Retained earnings	13,657	12,658
Total shareholder's equity	14,589	13,578
Total liabilities and shareholder's equity	$122,607	$116,516

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	December 31,	March 31,
	2019	2019
ASSETS
Finance receivables, net	$12,352	$11,075
Investments in operating leases, net	4,248	5,307
Other assets	121	192
Total assets	$16,721	$16,574

LIABILITIES
Debt	$13,344	$12,401
Other liabilities	12	12
Total liabilities	$13,356	$12,413

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three Months Ended December 31, 2018
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at September 30, 2018	$915	$2	$(19)	$12,156	$13,054

Net income	-	-	-	214	214
Other comprehensive income, net of tax	-	-	12	-	12
Balance at December 31, 2018	$915	$2	$(7)	$12,370	$13,280

	Nine Months Ended December 31, 2018
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Cumulative-effect of change in accounting policy	-	-	12	(122)	(110)
Net income	-	-	-	500	500
Other comprehensive income, net of tax	-	-	10	-	10
Balance at December 31, 2018	$915	$2	$(7)	$12,370	$13,280

	Three Months Ended December 31, 2019
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at September 30, 2019	$915	$2	$18	$13,476	$14,411

Net income	-	-	-	181	181
Other comprehensive loss, net of tax	-	-	(3)	-	(3)
Balance at December 31, 2019	$915	$2	$15	$13,657	$14,589

	Nine Months Ended December 31, 2019
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Net income	-	-	-	999	999
Other comprehensive income, net of tax	-	-	12	-	12
Balance at December 31, 2019	$915	$2	$15	$13,657	$14,589

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$999	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,003	5,217
Recognition of deferred income	(1,861)	(1,747)
Provision for credit losses	264	266
Amortization of deferred costs	525	464
Foreign currency and other adjustments to the carrying value of debt, net	151	(867)
Net (gains) losses from investments in marketable securities	(54)	60
Net change in:
Derivative assets	6	4
Other assets and accrued interest	(245)	(49)
Deferred income taxes	201	163
Derivative liabilities	(24)	(3)
Other liabilities	92	245
Net cash provided by operating activities	5,057	4,253

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,402)	(1,094)
Proceeds from sales of investments in marketable securities	232	1,708
Proceeds from maturities of investments in marketable securities	520	2,265
Acquisition of finance receivables	(22,807)	(18,433)
Collection of finance receivables	19,102	18,050
Net change in wholesale and certain working capital receivables	782	610
Acquisition of investments in operating leases	(12,243)	(12,604)
Disposals of investments in operating leases	9,060	8,526
Long term loans to affiliates	(200)	(569)
Payments on long term loans from affiliates	19	29
Other, net	(26)	(32)
Net cash used in investing activities	(6,963)	(1,544)

Cash flows from financing activities:
Proceeds from issuance of debt	17,830	16,906
Payments on debt	(15,778)	(16,954)
Net change in commercial paper	2,410	(1,509)
Net change in financing support provided by affiliates	43	-
Dividend paid	(10)	-
Net cash provided by (used in) financing activities	4,495	(1,557)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	2,589	1,152
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	3,183	4,759
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$5,772	$5,911
Supplemental disclosures:
Interest paid, net	$1,971	$1,655
Income taxes paid, net	$105	$30

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and nine months ended December 31, 2019 and 2018 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2019 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2020 (“fiscal 2020”).

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

TMCC has commenced preparations to launch private label finance services for third-party automotive and mobility companies.  In furtherance of this new business initiative, on August 28, 2019, we entered into an agreement with Mazda Motor of America, Inc. (“Mazda”) pursuant to which we will offer exclusive private label automotive retail, lease, and dealer financing products and services, and vehicle protection products and services to Mazda customers and dealers in the United States, launching at various times through fiscal year 2021 for an initial term of approximately five years.  We intend to leverage our existing processes and personnel to service the newly originated assets, and we expect to make certain technology investments to support the Mazda program.  TMCC will not acquire any existing Mazda assets or liabilities pursuant to the agreement and we do not expect launch costs to be significant through fiscal year 2021.

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

In the second quarter of fiscal 2020, we adopted ASU 2019-07, Codification Updates to Securities and Exchange Commission (“SEC”) Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, “Disclosure Update and Simplification,” and Nos. 33-10231 and 33-10442, “Investment Company Reporting Modernization,” and Miscellaneous Updates.  This guidance was effective upon issuance in July 2019 and aligns the guidance in various SEC sections to the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification with the requirements of certain already effective SEC final rules.  While most of the amendments in this release eliminate outdated or duplicative disclosure requirements, the final rule release amends the interim financial statement requirements to include a reconciliation of changes in shareholder’s equity for each period for which an income statement is required to be filed.  We have disclosed the required information in the Consolidated Statements of Shareholder’s Equity.  The other eliminations or amendments did not have a material impact on our consolidated financial statements and related disclosures.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Accounting Guidance Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This guidance introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The FASB subsequently issued guidance amending and clarifying aspects of the new impairment model.  This ASU and the related amendments are effective for us on April 1, 2020.  We continue to refine and test the models, methodologies and procedures that will be used to calculate the credit loss reserves in accordance with this new accounting guidance when adopted.  Based on our current loan portfolio attributes and forecasts of future economic conditions, we expect an increase in our allowance for credit losses on finance receivables of 40% to 60% with a cumulative-effect adjustment to our opening retained earnings in the period of adoption.  The magnitude of the increase in our allowance for credit losses will depend on the finalization of our implementation efforts, as well as the then current macroeconomic conditions and forecasts.  We are currently evaluating the other potential impacts of this guidance on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements related to fair value measurement.  This ASU is effective for us on April 1, 2020.  The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, which aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software.  This ASU is effective for us on April 1, 2020.  While we continue to evaluate the potential impacts of this guidance, we believe it is consistent with our current accounting for cloud computing arrangements and will not have a material impact on our consolidated financial statements and related disclosures.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The applicable provisions of this ASU are effective for us on April 1, 2020. The adoption of this guidance related to Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, will not have a material impact on our consolidated financial statements. Our adoption status for Topic 326, Financial Instruments—Credit Losses is discussed above.

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

Investments in marketable securities consisted of the following:

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$211	$5	$(1)	$215
Municipal debt securities	9	2	-	11
Certificates of deposit	315	-	-	315
Commercial paper	350	-	-	350
Corporate debt securities	147	10	-	157
Mortgage-backed securities:
U.S. government agency	38	1	-	39
Non-agency residential	1	-	-	1
Non-agency commercial	48	1	-	49
Asset-backed securities	80	1	-	81
Total available-for-sale debt securities	$1,199	$20	$(1)	$1,218
Equity investments				2,409
Total investments in marketable securities				$3,627

	March 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$213	$2	$(3)	$212
Municipal debt securities	9	2	-	11
Certificates of deposit	50	-	-	50
Commercial paper	70	-	-	70
Corporate debt securities	160	3	(1)	162
Mortgage-backed securities:
U.S. government agency	35	-	-	35
Non-agency residential	1	-	-	1
Non-agency commercial	39	-	-	39
Asset-backed securities	52	1	-	53
Total available-for-sale debt securities	$629	$8	$(4)	$633
Equity investments				2,275
Total investments in marketable securities				$2,908

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of December 31, 2019 and March 31, 2019.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Available-for-sale debt securities:
Realized gains (losses)	$2	$(11)	$3	$(12)

Equity investments:
Unrealized (losses) gains recognized	$(38)	$(8)	$48	$(48)
Realized gains on sales	$-	$-	$3	$-

Contractual Maturities

The amortized cost and fair value, by contractual maturity of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2019
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within 1 year	$696	$695
Due after 1 year through 5 years	133	135
Due after 5 years through 10 years	133	139
Due after 10 years	70	79
Mortgage-backed and asset-backed securities[1]	167	170
Total	$1,199	$1,218

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2019	2019
Retail receivables	$44,704	$42,621
Securitized retail receivables	12,620	11,318
Dealer financing	17,000	17,696
	74,324	71,635

Deferred origination (fees) and costs, net	869	695
Deferred income	(1,220)	(1,314)
Allowance for credit losses
Retail and securitized retail receivables	(328)	(304)
Dealer financing	(195)	(195)
Total allowance for credit losses	(523)	(499)
Finance receivables, net	$73,450	$70,517

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default;
•	Credit Watch – Account designated for elevated attention;
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors; and
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail Loan
	December 31,	March 31,
	2019	2019
Aging of finance receivables:
Current	$56,135	$53,047
30-59 days past due	876	657
60-89 days past due	226	162
90 days or greater past due	87	73
Total	$57,324	$53,939

	Wholesale		Real Estate		Working Capital
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2019	2019	2019	2019	2019
Credit quality indicators:
Performing	$8,695	$9,155	$4,175	$4,019	$2,676	$2,448
Credit Watch	698	1,127	336	554	65	70
At Risk	84	152	78	84	98	63
Default	45	6	23	14	27	4
Total	$9,522	$10,440	$4,612	$4,671	$2,866	$2,585

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

The following tables summarize the aging of finance receivables by class:

	December 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$876	$226	$87	$1,189	$56,135	$57,324	$65
Wholesale	1	24	-	25	9,497	9,522	-
Real estate	-	-	1	1	4,611	4,612	-
Working capital	-	23	4	27	2,839	2,866	-
Total	$877	$273	$92	$1,242	$73,082	$74,324	$65

	March 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Finance Receivables	90 Days or Greater Past Due and Accruing
Retail loan	$657	$162	$73	$892	$53,047	$53,939	$47
Wholesale	-	-	1	1	10,439	10,440	-
Real estate	-	-	-	-	4,671	4,671	-
Working capital	-	-	4	4	2,581	2,585	-
Total	$657	$162	$78	$897	$70,738	$71,635	$47

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired		Individually Evaluated
	Finance Receivables		Allowance
	December 31,	March 31,	December 31,	March 31,
	2019	2019	2019	2019

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$100	$161	$27	$28
Real estate	86	93	9	11
Working capital	121	67	69	60
Total	$307	$321	$105	$99

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$131	$130
Real estate	157	152
Working capital	22	20
Total	$310	$302

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$251	$231

Total impaired account balances:
Retail loan	$251	$231
Wholesale	231	291
Real estate	243	245
Working capital	143	87
Total	$868	$854

The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings within the dealer products portfolio segment.  Interest income on impaired finance receivables and interest income recognized using a cash-basis method of accounting during the three and nine months ended December 31, 2019 and 2018 were not significant.  As of December 31, 2019 and March 31, 2019, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $360 million and $329 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

As of December 31, 2019 and March 31, 2019, impaired finance receivables in the retail loan portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 5 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2019 and 2018 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and nine months ended December 31, 2019 and 2018.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2019 and 2018, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Investments in Operating Leases, Net (Continued)

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2019	2019
Investments in operating leases	$43,427	$42,869
Securitized investments in operating leases	6,054	7,532
	49,481	50,401
Deferred origination (fees) and costs, net	(236)	(225)
Deferred income	(2,109)	(2,085)
Accumulated depreciation	(9,661)	(10,061)
Allowance for credit losses	(72)	(103)
Investments in operating leases, net	$37,403	$37,927

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2020	$1,702
2021	5,586
2022	3,313
2023	936
2024	71
Thereafter	3
Total	$11,611

A portion of our operating lease contracts has historically terminated prior to maturity.  Future minimum rentals shown above should not be considered indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Allowance for credit losses at beginning of period	$586	$585	$602	$597
Charge-offs	(140)	(121)	(348)	(339)
Recoveries	21	22	77	72
Provision for credit losses	128	110	264	266
Allowance for credit losses at end of period	$595	$596	$595	$596

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Three Months Ended December 31, 2019
	Retail Loan	Dealer Products	Total
Allowance for Credit Losses for Finance Receivables:
Beginning balance, October 1, 2019	$317	$188	$505
Charge-offs	(117)	-	(117)
Recoveries	12	-	12
Provision for credit losses	116	7	123
Ending balance, December 31, 2019	$328	$195	$523

	Nine Months Ended December 31, 2019
Allowance for Credit Losses for Finance Receivables:	Retail Loan	Dealer Products	Total
Beginning balance, April 1, 2019	$304	$195	$499
Charge-offs	(269)	-	(269)
Recoveries	39	-	39
Provision for credit losses	254	-	254
Ending balance, December 31, 2019	$328	$195	$523

Ending balance: Individually evaluated for impairment	$-	$105	$105
Ending balance: Collectively evaluated for impairment	$328	$90	$418

Finance Receivables:
Ending balance, December 31, 2019	$57,324	$17,000	$74,324
Ending balance: Individually evaluated for impairment	$-	$617	$617
Ending balance: Collectively evaluated for impairment	$57,324	$16,383	$73,707

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $251 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of December 31, 2019, as they are deemed to be insignificant for individual evaluation, and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2019 includes $1,024 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $137 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

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

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $225 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of December 31, 2018, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of December 31, 2018 includes $1,063 million in finance receivables that are guaranteed by TMNA, and $135 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2019 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	December 31, 2019		March 31, 2019
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$38,503	$595	$49,254	$472
Foreign currency swaps	4,003	105	2,771	72
Total	$42,506	$700	$52,025	$544

Counterparty netting		(511)		(441)
Collateral held		(134)		(42)
Carrying value of derivative contracts – Other assets		$55		$61

Other liabilities:
Interest rate swaps	$61,418	$814	$57,593	$622
Foreign currency swaps	8,555	675	9,796	785
Total	$69,973	$1,489	$67,389	$1,407

Counterparty netting		(511)		(441)
Collateral posted		(976)		(940)
Carrying value of derivative contracts – Other liabilities		$2		$26

As of December 31, 2019, we held excess collateral of $9 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets, and we posted excess collateral of $40 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.  As of March 31, 2019, we held excess collateral of $2 million, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets and we posted excess collateral of $17 million, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Interest expense on debt	$620	$652	$1,914	$1,890
Interest expense (income) on derivatives	51	(4)	100	(51)
Interest expense on debt and derivatives	671	648	2,014	1,839

Losses (gains) on debt denominated in foreign currencies	452	(178)	(8)	(985)
(Gains) losses on foreign currency swaps	(385)	140	(19)	995
Losses on U.S. dollar interest rate swaps	17	89	78	234
Total interest expense	$755	$699	$2,065	$2,083

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	December 31, 2019			March 31, 2019
	Face Value	Carrying Value	Weighted average contractual interest rates	Face Value	Carrying Value	Weighted average contractual interest rates
Unsecured notes and loans payable	$84,528	$84,190	2.28%	$80,875	$80,521	2.60%
Secured notes and loans payable	13,371	13,344	2.40%	12,421	12,401	2.62%
Total debt	$97,899	$97,534	2.30%	$93,296	$92,922	2.60%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $27.5 billion and $25.3 billion as of December 31, 2019 and March 31, 2019, respectively.

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

Note 7 – Debt and Credit Facilities (Continued)

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities as described below:

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2019, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2021, 2023, and 2025, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2019 and March 31, 2019.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2019, TMCC had committed bank credit facilities totaling $4.6 billion, of which $150 million, $2.4 billion, $75 million and $2.0 billion mature in fiscal 2020, 2021, 2022, and 2023, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2019 and March 31, 2019. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2022.  This credit facility may be used for general corporate purposes and was not drawn upon as of December 31, 2019.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.  Amounts borrowed from affiliates are recorded in Other liabilities on our Consolidated Balance Sheets.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	December 31, 2019
		VIE Assets		VIE Liabilities
		Net
	Restricted Cash	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$690	$12,352	$4	$10,698	$10
Investments in operating leases	250	4,248	117	2,646	2
Total	$940	$16,600	$121	$13,344	$12

	March 31, 2019
		VIE Assets		VIE Liabilities
		Net
	Restricted Cash	Securitized Assets	Other Assets	Debt	Other Liabilities
Retail finance receivables	$630	$11,075	$6	$9,202	$10
Investments in operating leases	355	5,307	186	3,199	2
Total	$985	$16,382	$192	$12,401	$12

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Gross Securitized Assets shown in the table above and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net Securitized Assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,315 million and $1,486 million of securities retained by TMCC at December 31, 2019 and March 31, 2019, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019 and revenues earned from these dealers for the three and nine months ended December 31, 2019 and 2018 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of and for the three and nine months ended December 31, 2019 and 2018 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2019	2019
Commitments:
Credit facilities commitments with dealers	$1,509	$1,378
Commitments under operating lease agreements	116	144
Total commitments	1,625	1,522
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,725	$1,622

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Lease Commitments

We have a lease agreement through August 2032, with TMNA for our headquarters facility in Plano, Texas.  Total operating lease expense, including payments to affiliates, was $27 million for the nine months ended December 31, 2019.  Commitments under operating lease agreements in the table above include $77 million and $97 million for facility leases with affiliates at December 31, 2019 and March 31, 2019, respectively.

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

Our commitments under operating lease agreements are summarized below:

Years ending March 31,	Amounts due on operating lease liabilities as of December 31, 2019	Future minimum lease payments as of March 31, 2019
2020 [1]	$5	$22
2021	20	19
2022	22	20
2023	14	12
2024	11	10
Thereafter	63	61
Total	$135	$144
Present value discount	(19)
Total operating lease liability	$116

1 Amounts due on operating lease liabilities as of December 31, 2019 excludes the amounts incurred for the nine months ended December 31, 2019.

Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date and for the duration of the lease term.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

The following table provides additional information related to operating lease agreements for which we are the lessee:

December 31,
2019
ROU assets	$110
Lease liabilities	$116
Weighted average remaining lease term (in years)	9.39
Weighted average discount rate	3.09%

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2019 and March 31, 2019.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2019, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2019 and March 31, 2019, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our effective tax rate was 16 percent and 23 percent for the three and nine months ended December 31, 2019, respectively, compared to 24 percent and 26 percent for the same periods in fiscal 2019.  Our provision for income taxes was $34 million and $296 million for the three and nine months ended December 31, 2019, respectively, compared to $69 million and $178 million for the same periods in fiscal 2019.  The decrease in our provision for income taxes for the third quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to the decrease in income before taxes.  The increase in our provision for income taxes for the first nine months of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to the increase in income before taxes.  The decrease in the effective tax rate for the three and nine months ended December 31, 2019, compared to the same periods in fiscal 2019, was primarily due to the tax benefit from the federal tax credit for fuel cell vehicles which was extended by the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (H.R. 1865) in December 2019 and applies retroactively to fuel cell vehicles purchased on or after January 1, 2018. The decrease in the effective tax rate also reflects state tax law changes taking effect in this fiscal year.

Tax-related Contingencies

As of December 31, 2019, we remain under IRS examination for fiscal 2020, 2019 and 2018.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended December 31, 2019, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets were $1.4 billion and $2.9 billion at December 31, 2019 and March 31, 2019, respectively, and were primarily due to the deferred deduction of allowance for credit losses and residual value losses and federal tax loss carryforward which has no expiration.  The total deferred tax liability, net of these deferred tax assets, was $5.7 billion and $5.5 billion at December 31, 2019 and March 31, 2019, respectively.  Realization with respect to the federal tax loss carryforward is dependent on generating sufficient income.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In conjunction with the April 1, 2019 adoption of ASU 2016-02, Leases, as described in Note 1 – Interim Financial Data, we recorded ROU assets and lease liabilities, which include amounts for facility leases with affiliates.  As of December 31, 2019, the amounts for both affiliate related ROU assets and lease liabilities were $77 million.

Except for the transaction mentioned above, as of December 31, 2019, there were no other material changes to our related party agreements or relationships as described in our fiscal 2019 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net financing revenues:
Manufacturer's subvention and other revenues	$526	$502	$1,546	$1,436
Depreciation on operating leases	$(16)	$(6)	$(39)	$(16)

Interest expense:
Credit support fees, interest and other expenses	$24	$24	$72	$73

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$46	$46	$136	$135

Investment and other income, net:
Interest and other income	$7	$4	$19	$8

Expenses:
Operating and administrative expenses	$29	$24	$65	$71
Insurance losses and loss adjustment expenses[1]	$-	$-	$-	$(3)

[1]	Amount includes the transfer of insurance losses and loss adjustment expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	December 31,	March 31,
	2019	2019
Assets:
Cash and cash equivalents
Commercial paper	$105	$-

Investments in marketable securities
Commercial paper	$350	$70

Finance receivables, net
Accounts receivable	$116	$150
Deferred retail subvention income	$(1,155)	$(1,257)

Investments in operating leases, net
Investments in operating leases, net	$(84)	$1
Deferred lease subvention income	$(2,086)	$(2,062)

Other assets
Notes receivable	$782	$601
Other receivables, net	$133	$11

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$348	$337
Other payables, net	$138	$147
Notes payable	$58	$16

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of December 31, 2019 and March 31, 2019, the subvention receivable from TMNA was $171 million.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of December 31, 2019, we had a net amount receivable from TMNA, which resulted in the subvention receivable being recorded in Other receivables, net in Other assets. As of March 31, 2019, we had a net amount payable to TMNA, which resulted in the subvention receivable being recorded in Other payables, net in Other liabilities.

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

	December 31, 2019
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$213	$2	$-	$-	$215
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	315	-	-	315
Commercial paper	-	350	-	-	350
Corporate debt securities	-	157	-	-	157
Mortgage-backed securities:
U.S. government agency	-	39	-	-	39
Non-agency residential	-	-	1	-	1
Non-agency commercial	-	-	49	-	49
Asset-backed securities	-	-	81	-	81
Available-for-sale debt securities total	213	874	131	-	1,218
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					725
Total return bond funds	1,684	-	-	-	1,684
Equity investments total	1,684	-	-	-	2,409
Investments in marketable securities total	1,897	874	131	-	3,627
Derivative assets:
Interest rate swaps	-	595	-	-	595
Foreign currency swaps	-	105	-	-	105
Counterparty netting and collateral	-	-	-	(645)	(645)
Derivative assets total	-	700	-	(645)	55
Assets at fair value	1,897	1,574	131	(645)	3,682
Derivative liabilities:
Interest rate swaps	-	(814)	-	-	(814)
Foreign currency swaps	-	(675)	-	-	(675)
Counterparty netting and collateral	-	-	-	1,487	1,487
Liabilities at fair value	-	(1,489)	-	1,487	(2)
Net assets at fair value	$1,897	$85	$131	$842	$3,680

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the three and nine months ended December 31, 2019 and 2018 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

Three Months Ended December 31, 2019
Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, October 1, 2019	$46	$81	$127	$-	$127
Total gains (losses)
Included in net income	-	-	-	-	-
Included in other comprehensive income	(1)	-	(1)	-	(1)
Purchases, issuances, sales, and settlements
Purchases	6	4	10	-	10
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	(1)	(4)	(5)	-	(5)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, December 31, 2019	$50	$81	$131	$-	$131
The amount of change in unrealized gains (losses) included in net income attributable to assets held at the reporting date				$-	$-

	Three Months Ended December 31, 2018
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, October 1, 2018	$30	$46	$76	$(59)	$17
Total gains (losses)
Included in net income	-	-	-	23	23
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	11	5	16	-	16
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	(3)	(3)	6	3
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, December 31, 2018	$41	$48	$89	$(30)	$59
The amount of change in unrealized gains (losses) included in net income attributable to assets held at the reporting date				$23	$23

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

	Nine Months Ended December 31, 2019
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2019	$40	$53	$93	$1	$94
Total gains (losses)
Included in net income	-	-	-	18	18
Included in other comprehensive income	-	1	1	-	1
Purchases, issuances, sales, and settlements
Purchases	11	38	49	-	49
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	(1)	(11)	(12)	6	(6)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	(25)	(25)
Fair value, December 31, 2019	$50	$81	$131	$-	$131
The amount of change in unrealized gains (losses) included in net income attributable to assets held at the reporting date				$18	$18

	Nine Months Ended December 31, 2018
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2018	$31	$39	$70	$(21)	$49
Total gains (losses)
Included in net income	-	-	-	5	5
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	16	25	41	-	41
Issuances	-	-	-	-	-
Sales	-	(4)	(4)	-	(4)
Settlements	(6)	(12)	(18)	(14)	(32)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, December 31, 2018	$41	$48	$89	$(30)	$59
The amount of change in unrealized gains (losses) included in net income attributable to assets held at the reporting date				$5	$5

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis, but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2019 and March 31, 2019.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three and nine months ended December 31, 2019 and as of and for the year ended March 31, 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	December 31, 2019
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$56,641	$-	$-	$57,383	$57,383
Wholesale	9,398	-	-	9,485	9,485
Real estate	4,554	-	-	4,626	4,626
Working capital	2,741	-	-	2,784	2,784

Financial liabilities
Unsecured notes and loans payable	$84,190	$-	$84,072	$1,360	$85,432
Secured notes and loans payable	13,344	-	-	13,447	13,447

	March 31, 2019
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	Value

Financial assets
Finance receivables, net
Retail loan	$53,013	$-	$-	$53,247	$53,247
Wholesale	10,293	-	-	10,369	10,369
Real estate	4,550	-	-	4,534	4,534
Working capital	2,510	-	-	2,554	2,554

Financial liabilities
Unsecured notes and loans payable	$80,521	$-	$79,056	$2,313	$81,369
Secured notes and loans payable	12,401	-	-	12,428	12,428

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net, excludes related party transactions, for which the fair value approximates the carrying value, of $113 million and $148 million at December 31, 2019 and March 31, 2019, respectively.  Fair values of related party finance receivables, net are classified as Level 3 of the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three Months Ended December 31, 2019
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$3,044	$-	$-	$3,044
Depreciation on operating leases	1,712	-	-	1,712
Interest expense	759	-	(4)	755
Net financing revenues	573	-	4	577

Insurance earned premiums and contract revenues	-	231	-	231
Investment and other income, net	42	19	(4)	57
Net financing and other revenues	615	250	-	865

Expenses:
Provision for credit losses	128	-	-	128
Operating and administrative expenses	318	88	-	406
Insurance losses and loss adjustment expenses	-	116	-	116
Total expenses	446	204	-	650

Income before income taxes	169	46	-	215
Provision for income taxes	23	11	-	34

Net income	$146	$35	$-	$181

	Nine Months Ended December 31, 2019
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$9,025	$-	$-	$9,025
Depreciation on operating leases	4,920	-	-	4,920
Interest expense	2,081	-	(16)	2,065
Net financing revenues	2,024	-	16	2,040

Insurance earned premiums and contract revenues	-	692	-	692
Investment and other income, net	117	171	(16)	272
Net financing and other revenues	2,141	863	-	3,004

Expenses:
Provision for credit losses	264	-	-	264
Operating and administrative expenses	832	269	-	1,101
Insurance losses and loss adjustment expenses	-	344	-	344
Total expenses	1,096	613	-	1,709

Income before income taxes	1,045	250	-	1,295
Provision for income taxes	235	61	-	296

Net income	$810	$189	$-	$999

Total assets at December 31, 2019	$118,228	$5,491	$(1,112)	$122,607

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

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Insurance operations – Revenue Recognition

For the three and nine months ended December 31, 2019, approximately 85 percent and 84 percent, respectively, of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the guidance for revenue from contracts with customers.  For the three and nine months ended December 31, 2018, approximately 84 percent of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the guidance for revenue from contracts with customers.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and nine months ended December 31, 2019 and 2018.

We had $2.2 billion of unearned insurance premiums and contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of April 1, 2019 and April 1, 2018, respectively.  We recognized $216 million and $519 million of these balances in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during the three and nine months ended December 31, 2019, compared to $159 million and $504 million recognized during the same periods in fiscal 2019.  At December 31, 2019, we had unearned insurance premiums and contract revenues of $2.3 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $188 million during fiscal 2020, and $2.1 billion thereafter.  At December 31, 2018 we had unearned insurance premiums and contract revenues of $2.2 billion associated with outstanding contracts.

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

Fiscal 2020 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2020 (“fiscal 2020”), the United States (“U.S.”) economy continued to expand.  The unemployment rate remained at historically low levels and consumer confidence remained at historically high levels, however wage growth slowed.  Uncertainties surrounding geopolitical events, trade policy, the future path of U.S. monetary policy, and caution by global central banks continue to impact the outlook for future economic growth.  In addition, student and auto related debt balances and delinquencies remained at high levels and represented a larger portion of the consumer debt mix.  Changes in the economy that adversely impact the consumer, such as higher interest rates, elevated debt levels and an increase in unemployment from the current low levels could adversely impact our results of operations in the future.

Industry-wide vehicle sales and sales incentives in the U.S. were relatively consistent during the first nine months of fiscal 2020 as compared to the same period in fiscal 2019.  Despite lower levels of subvention, our financing volume increased 11 percent and our market share increased approximately 4 percentage points for the first nine months of fiscal 2020, compared to the same period in fiscal 2019, as a result of TMNA and TMCC cash incentive programs and our other competitive rate programs.

Average used vehicle values for Toyota and Lexus vehicles remained relatively consistent in the first nine months of fiscal 2020, compared to the same period in fiscal 2019; however, average used vehicle values declined in the third quarter of fiscal 2020.  Declines in used vehicle values resulting from increases in the supply of used vehicles, increases in new vehicle sales incentives and a larger lease portfolio resulting in higher future maturities could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

We continue to maintain broad global access to both domestic and international funding markets.  Conditions in the global capital markets were generally stable during the first nine months of fiscal 2020.  However, uncertainty regarding geopolitical events, trade policy, and the future path of U.S. monetary policy led to instances of volatility during the period.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2019	2018	2019	2018
Net income:
Finance operations[1]	$146	$166	$810	$414
Insurance operations[1]	35	48	189	86
Total net income	$181	$214	$999	$500

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $999 million and $181 million for the first nine months and third quarter of fiscal 2020 compared to $500 million and $214 million for the same periods in fiscal 2019.  The increase in net income for the first nine months of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $331 million increase in total financing revenues, a $225 million decrease in depreciation on operating leases, a $108 million increase in investment and other income, net, partially offset by a $118 million increase in provision for income taxes and a $82 million increase in operating and administrative expense.  The decrease in net income for the third quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $59 million increase in operating and administrative expense, a $56 million increase in interest expense, and an $11 million decrease in investment and other income, net, partially offset by a $76 million increase in total financing revenues, and a $35 million decrease in provision for income taxes.

Our overall capital position increased $1.0 billion, bringing total shareholder’s equity to $14.6 billion at December 31, 2019 as compared to $13.6 billion at March 31, 2019.  Our debt increased to $97.5 billion at December 31, 2019 from $92.9 billion at March 31, 2019.  Our debt-to-equity ratio decreased to 6.7 at December 31, 2019 from 6.8 at March 31, 2019.

Finance Operations

The following table summarizes key results of our finance operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Financing revenues:
Operating lease	$2,212	$2,212	-%	$6,593	$6,505	1%
Retail	661	578	14%	1,888	1,660	14%
Dealer	171	178	(4)%	544	529	3%
Total financing revenues	3,044	2,968	3%	9,025	8,694	4%
Depreciation on operating leases	1,712	1,717	-%	4,920	5,145	(4)%
Interest expense	759	705	8%	2,081	2,099	(1)%
Net financing revenues	573	546	5%	2,024	1,450	40%

Investment in other income, net	42	43	(2)%	117	142	(18)%
Net financing and other revenues	615	589	4%	2,141	1,592	34%

Expenses:
Provision for credit losses	128	110	16%	264	266	(1)%
Operating and administrative expenses	318	259	23%	832	762	9%
Total expenses	446	369	21%	1,096	1,028	7%

Income before income taxes	169	220	(23)%	1,045	564	85%
Provision for income taxes	23	54	(57)%	235	150	57%

Net income from finance operations	$146	$166	(12)%	$810	$414	96%

Our finance operations reported net income of $810 million and $146 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $414 million and $166 million for the same periods in fiscal 2019.  The increase in net income from finance operations for the first nine months of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $331 million increase in total financing revenues, a $225 million decrease in depreciation on operating leases, partially offset by a $85 million increase in provision for income taxes, and a $70 million increase in operating and administrative expenses.  The decrease in net income from finance operations for the third quarter of fiscal 2020, compared to the same period in fiscal 2019 was primarily due to a $59 million increase in operating and administrative expenses, a $54 million increase in interest expense, partially offset by a $76 million increase in total financing revenues.

Financing Revenues

Total financing revenues increased 4 percent and 3 percent during the first nine months and third quarter of fiscal 2020 as compared to the same periods in fiscal 2019 due to the following:

•

Operating lease revenues increased 1 percent in the first nine months of fiscal 2020, as compared to the same period in fiscal 2019 due to higher portfolio yields.  Operating lease revenues remained relatively unchanged in the third quarter of fiscal 2020, as compared to same period in fiscal 2019.

•

Retail financing revenues increased 14 percent for both the first nine months and third quarter of fiscal 2020, respectively, as compared to the same periods in fiscal 2019, due to higher portfolio yields as well as higher average outstanding earning asset balances.

•

Dealer financing revenues increased 3 percent in the first nine months of fiscal 2020, as compared to the same period in fiscal 2019, primarily due to higher average outstanding earning asset balances and higher portfolio yields.  Dealer financing revenues decreased 4 percent in the third quarter of fiscal 2020, as compared to the same period in fiscal 2019, primarily due to lower portfolio yield, partially offset by higher average outstanding earning balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 4.8 percent for the first nine months of fiscal 2020, compared to 4.3 percent for the same period in fiscal 2019.  For the third quarter of fiscal 2020 and 2019, our total portfolio yield remained unchanged at 4.6 percent.

Depreciation on Operating Leases

We reported depreciation on operating leases of $4,920 million and $1,712 million during the first nine months and third quarter of fiscal 2020, respectively, compared to $5,145 million and $1,717 million for the same periods in fiscal 2019. The decrease in depreciation expense during the first nine months of fiscal 2020, as compared to the same period in fiscal 2019, is due to lower expectations of residual value losses on our more recent originations and lower average operating units outstanding.  Depreciation expense on operating leases remained relatively unchanged during the third quarter of fiscal 2020, as compared to the same period in fiscal 2019, as the decrease from lower average operating units outstanding was mostly offset by higher residual value losses.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2019	2018	2019	2018
Interest expense on debt	$620	$652	$1,914	$1,890
Interest expense (income) on derivatives	51	(4)	100	(51)
Interest expense on debt and derivatives	671	648	2,014	1,839

Losses (gains) on debt denominated in foreign currencies	452	(178)	(8)	(985)
(Gains) losses on foreign currency swaps	(385)	140	(19)	995
Losses on U.S. dollar interest rate swaps	17	89	78	234
Total interest expense	$755	$699	$2,065	$2,083

During the first nine months of fiscal 2020, total interest expense decreased to $2,065 million from $2,083 million in the same period in fiscal 2019.  The decrease is attributable to lower losses on U.S. dollar interest rate swaps and gains on foreign currency swaps and debt denominated in foreign currencies partially offset by an increase in interest expense on debt and derivatives.  During the third quarter of fiscal 2020, total interest expense increased to $755 million from $699 million in the same period in fiscal 2019. The increase is attributable to losses on debt denominated in foreign currencies net of foreign currency swaps and an increase in interest expense on debt and derivatives partially offset by lower losses on U.S. dollar interest rate swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  Interest expense on debt and derivatives in the first nine months and third quarter of fiscal 2020 increased to $2,014 million and $671 million, respectively, from $1,839 million and $648 million, respectively, in the same periods in fiscal 2019, primarily due to lower income from pay-fixed swaps as a result of decreases in the weighted average notional on derivatives.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first nine months of fiscal 2020, we recorded total gains of $27 million, primarily as a result of decreases in foreign currency swap rates across the various currencies in which our debt is denominated.  During the third quarter of fiscal 2020, we recorded net losses of $67 million, as losses on our debt denominated in foreign currencies were partially offset by gains on our foreign currency swaps as a result of increases in foreign currency swap rates across the various currencies in which our debt is denominated.  During the first nine months of fiscal 2019, we recorded net losses of $10 million, as losses on our foreign currency swaps were largely offset by gains on our debt denominated in foreign currencies as a result of offsetting changes in foreign currency swap rates across the various currencies in which our debt is denominated.  During the third quarter of fiscal 2019, we recorded net gains of $38 million, as gains on our debt denominated in foreign currencies were partially offset by losses on our foreign currency swaps as a result of decreases in foreign currency swap rates across most tenors.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first nine months of fiscal 2020, we recorded losses of $78 million, as losses on our higher notional, shorter-term pay-fixed swaps exceeded gains on our longer-term pay-float swaps, primarily as a result of decreases in U.S. dollar swap rates.  During the third quarter of fiscal 2020, we recorded losses of $17 million, as losses on our longer-term pay-float swaps exceeded gains on our shorter-term pay fixed swaps, primarily as a result of increases in U.S. dollar swap rates, particularly in the longer tenors.  During the first nine months and third quarter of fiscal 2019, we recorded losses of $234 million and $89 million, respectively, as losses on our higher-notional, shorter-term pay-fixed swaps exceeded the gains on our longer-term pay-float swaps primarily as a result of decreases in U.S. dollar swap rates across most tenors, particularly in the longer tenors.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $117 million and $42 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $142 million and $43 million for the same periods in fiscal 2019.  The decrease in investment and other income, net for the first nine months and third quarter of fiscal 2020, compared to the same periods in fiscal 2019, was primarily due to a decrease in our marketable securities portfolio balance for the first nine months and third quarter of fiscal 2020, compared to the same periods in fiscal 2019.

Provision for Credit Losses

We recorded a provision for credit losses of $264 million and $128 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $266 million and $110 million for the same periods in fiscal 2019.  The increase in the provision for credit losses for the third quarter of fiscal 2020, compared to the same period in fiscal 2019, was due to an increase in past due accounts, higher loss severity and overall growth in our retail portfolio, partially offset by our dealer portfolio which had a lower provision for credit losses. We had a higher deterioration in the performance of certain dealers in the third quarter of fiscal 2019, as compared to the third quarter of fiscal 2020.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $832 million and $318 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $762 million and $259 million for the same periods in fiscal 2019. The increase in operating and administrative expenses for the first nine months and third quarter of fiscal 2020, compared to the same period in fiscal 2019, was due to an increase in employee, marketing, technology, and general operating expenses.

Insurance Operations

The following table summarizes key results of our insurance operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2019	2018	Change	2019	2018	Change
Agreements (units in thousands)
Issued	651	606	7%	1,999	1,885	6%
Average in force	9,591	9,081	6%	9,444	8,909	6%

(Dollars in millions)
Insurance earned premiums and contract revenues	$231	$226	2%	$692	$676	2%
Investment and other income, net	19	31	(39)%	171	38	350%
Revenues from insurance operations	250	257	(3)%	863	714	21%

Expenses:
Insurance losses and loss adjustment expenses	116	106	9%	344	343	-%
Operating and administrative expenses	88	88	-%	269	257	5%
Total expenses	204	194	5%	613	600	2%

Income before income taxes	46	63	(27)%	250	114	119%
Provision for income taxes	11	15	(27)%	61	28	118%

Net income from insurance operations	$35	$48	(27)%	$189	$86	120%

Our insurance operations reported net income of $189 million and $35 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $86 million and $48 million for the same periods in fiscal 2019.  The increase in net income from insurance operations for the first nine months of fiscal 2020, compared to same period in fiscal 2019, was primarily due to $133 million increase in investment and other income, net, partially offset by a $33 million increase in provision for income taxes.  The decrease in net income from insurance operations for the third quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to a $12 million decrease in investment and other income, net and a $10 million increase in losses and loss adjustment expense.

Agreements issued increased 6 percent and 7 percent for the first nine months and third quarter of fiscal 2020, compared to the same periods in fiscal 2019, primarily due to increased sales of certified pre-owned warranties, prepaid maintenance agreements, and vehicle services agreements.  The average number of agreements in force increased 6 percent for the first nine months and third quarter of fiscal 2020, compared to the same periods in fiscal 2019, due to insurance portfolio growth in recent years, most notably in guaranteed auto protection agreements, prepaid maintenance agreements, and tire and wheel protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $692 million and $231 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $676 million and $226 million for the same periods in fiscal 2019.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues in the first nine months and third quarter of fiscal 2020, compared to the same periods in fiscal 2019, was primarily due to insurance portfolio growth in recent years.

Investment and Other Income, Net

Our insurance operations reported investment and other income, net of $171 million and $19 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $38 million and $31 million for the same periods in fiscal 2019.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity investments, and other-than-temporary impairment on available-for-sale debt securities, if any.  The increase in investment and other income, net in the first nine months of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to increased gains from changes in fair value of equity investments and increased dividend income from our equity investments.  The decrease in investment and other income, net in the third quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to increased losses from changes in fair value of equity investments, partially offset by increased dividend income from our equity investments.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $344 million and $116 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $343 million and $106 million for the same periods in fiscal 2019.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The insurance losses and loss adjustment expenses in the first nine months of fiscal 2020, compared to the same period in fiscal 2019, remained relatively unchanged.  The increase in insurance losses and loss adjustment expenses in the third quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to insurance portfolio growth.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $269 million and $88 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $257 million and $88 million for the same periods in fiscal 2019.  While operating and administrative expenses in the third quarter of fiscal 2020 were flat compared to the same period in fiscal 2019, the increase in operating and administrative expenses in the first nine months of fiscal 2020, compared to the same period in fiscal 2019, was primarily attributable to higher dealer back-end program expenses as well as higher product expenses driven by the continued growth of our insurance business.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes was $296 million and $34 million for the first nine months and third quarter of fiscal 2020, respectively, compared to $178 million and $69 million for the same periods in fiscal 2019.  Our effective tax rate was 23 percent and 16 percent for the first nine months and third quarter of fiscal 2020, respectively, compared to 26 percent and 24 percent for the same periods in fiscal 2019. The increase in our provision for income taxes for the first nine months of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to the increase in income before taxes.  The decrease in our provision for income taxes for the third quarter of fiscal 2020, compared to the same period in fiscal 2019, was primarily due to the decrease in income before taxes.  The decrease in the effective tax rate for the first nine months and third quarter of fiscal 2020, compared to the same periods in fiscal 2019, was primarily due to the tax benefit from the federal tax credit for fuel cell vehicles which was extended by the Taxpayer Certainty Disaster Tax Relief Act of 2019 (H.R. 1865) in December 2019 and applies retroactively to fuel cell vehicles purchased on or after January 1, 2018. The decrease in the effective tax rate also reflects state tax law changes taking effect in this fiscal year.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2019	2018	Change	2019	2018	Change
Vehicle financing volume:[1]
New retail contracts	156	137	14%	506	439	15%
Used retail contracts	83	62	34%	253	191	32%
Lease contracts	113	120	(6)%	375	393	(5)%
Total	352	319	10%	1,134	1,023	11%

TMNA subvened vehicle financing volume (units included in the above table):
New retail contracts	52	67	(22)%	169	263	(36)%
Used retail contracts	12	6	100%	34	25	36%
Lease contracts	101	112	(10)%	341	373	(9)%
Total	165	185	(11)%	544	661	(18)%

Market share:[2]	57.7%	56.4%		62.8%	59.1%

[1]

Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months of fiscal 2020 and 78 percent Toyota, 18 percent Lexus, and 4 percent non-Toyota/Lexus for the third quarter of fiscal 2020.  Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months of fiscal 2019 and 78 percent Toyota, 19 percent Lexus, and 3 percent non-Toyota/Lexus for the third quarter of fiscal 2019.

[2]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMNA new sales volume, the level of TMNA sponsored subvention and other incentive programs, as well as TMCC competitive rate and other incentive programs.  Despite lower levels of subvention, our financing volume increased 11 percent and 10 percent, and our market share increased approximately 4 percentage points and approximately 1 percentage point for the first nine months and third quarter of fiscal 2020, respectively, compared to the same periods in fiscal 2019, as a result of TMNA and TMCC cash incentive programs and our other competitive rate programs.

The composition of our net earning assets is summarized below:

	December 31,	March 31,
(Dollars in millions)	2019	2019	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$56,645	$53,016	7%
Dealer financing, net[1]	16,805	17,501	(4)%
Total finance receivables, net	73,450	70,517	4%
Investments in operating leases, net	37,403	37,927	(1)%
Net earning assets	$110,853	$108,444	2%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	946	956	(1)%
Dealers outside of the Toyota/Lexus dealer network	383	372	3%
Total number of dealers receiving wholesale financing	1,329	1,328	-%

Dealer inventory outstanding (units in thousands)	288	309	(7)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Despite lower levels of subvention, our new retail contract volume increased 15 percent and 14 percent for the first nine months and third quarter of fiscal 2020, respectively, compared to the same periods in fiscal 2019, as a result of other competitive rate and cash incentive programs.

Our retail finance receivables, net increased 7 percent at December 31, 2019 as compared to March 31, 2019 due to an increase in retail contract volume and in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 5 percent and 6 percent for the first nine months and third quarter of fiscal 2020, respectively, compared to the same periods in fiscal 2019, primarily due to lower levels of subvention.  Our investments in operating leases, net, decreased 1 percent at December 31, 2019, as compared to March 31, 2019 due to decreased lease contract volume.

Dealer Financing and Earning Assets

Dealer financing, net decreased 4 percent at December 31, 2019 as compared to March 31, 2019 primarily due to a decrease in dealer inventory outstanding.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2019	2018	Change	2019	2018	Change
Depreciation on operating leases (dollars in millions)	$1,712	$1,717	-%	$4,920	$5,145	(4)%
Average operating lease units outstanding (in thousands)	1,395	1,473	(5)%	1,410	1,482	(5)%

Depreciation expense on operating leases decreased 4 percent during the first nine months of fiscal 2020, as compared to the same period in fiscal 2019, due to lower expectations of residual value losses on our more recent originations and lower average operating units outstanding.  Depreciation expense on operating leases remained relatively unchanged during the third quarter of fiscal 2020, as compared to the same period in fiscal 2019, as the decrease from lower average operating units outstanding was mostly offset by higher residual value losses.

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

The following table provides information related to our credit loss experience:

	December 31,	March 31,	December 31,
	2019	2019	2018
Net charge-offs as a percentage of average gross earning assets[1]
Finance receivables	0.42%	0.39%	0.38%
Operating leases	0.15%	0.23%	0.23%
Total	0.33%	0.34%	0.33%

Default frequency as a percentage of outstanding contracts[1]	1.21%	1.45%	1.44%
Average loss severity per unit[2]	$7,884	$7,281	$7,155

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[3]
Finance receivables[4]	0.49%	0.34%	0.41%
Operating leases[4]	0.32%	0.27%	0.33%
Total	0.43%	0.31%	0.38%

[1]	Net charge-off and default frequency ratios have been annualized using nine months results for the periods ended December 31, 2019 and 2018.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets remained unchanged at 0.33 percent at both December 31, 2019 and December 31, 2018.  Default frequency as a percentage of outstanding contracts decreased to 1.21 percent for the first nine months of fiscal 2020, compared to 1.44 percent in the same period in fiscal 2019, primarily due to a continued focus on late stage collection activities.  During fiscal 2020, we implemented new strategies which require additional time and effort to analyze and process vehicle total loss accounts in an effort to optimize insurance collections. Implementation of the new process has temporarily increased our delinquency rates and impacted our default frequency and average loss severity. Our average loss severity for the first nine months of fiscal 2020 increased to $7,884 from $7,155 in the first nine months of fiscal 2019 primarily due to the new strategies discussed above as well as higher average amounts financed.  Our aggregate balances for accounts 60 or more days past due were 0.43 percent for December 31, 2019, compared to 0.38 percent at December 31, 2018, but have increased from 0.31 percent at March 31, 2019, as a result of the new strategies discussed above along with our typical seasonal pattern for delinquency.

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

The following table provides information related to our allowance for credit losses:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2019	2018	2019	2018
Allowance for credit losses at beginning of period	$586	$585	$602	$597
Charge-offs	(140)	(121)	(348)	(339)
Recoveries	21	22	77	72
Provision for credit losses	128	110	264	266
Allowance for credit losses at end of period	$595	$596	$595	$596

Our allowance for credit losses remained relatively unchanged at $595 million at December 31, 2019 as compared to $596 million at December 31, 2018, as our net charge-off experience was relatively consistent.  Future changes in the economy that impact the consumer such as increasing interest rates and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $3.9 billion to $7.7 billion with an average balance of $6.5 billion during the quarter ended December 31, 2019.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	December 31, 2019			March 31, 2019
(Dollars in millions)	Face Value	Carrying Value	Weighted average contractual interest rates	Face Value	Carrying Value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$27,636	$27,536	2.10%	$25,374	$25,273	2.62%
U.S. medium term note ("MTN") program	34,582	34,452	2.62%	33,540	33,397	2.82%
Euro medium term note ("EMTN") program	16,740	16,635	1.82%	15,916	15,810	1.90%
Other debt	5,570	5,567	2.44%	6,045	6,041	3.12%
Total Unsecured notes and loans payable	84,528	84,190	2.28%	80,875	80,521	2.60%
Secured notes and loans payable	13,371	13,344	2.40%	12,421	12,401	2.62%
Total debt	$97,899	$97,534	2.30%	$93,296	$92,922	2.60%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper[1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2019	$25,374	$33,540	$15,916	$6,045	$80,875
Issuances	2,262	7,723	1,631	1,975	13,591
Maturities and terminations	-	(6,681)	(896)	(2,447)	(10,024)
Non-cash changes in foreign currency rates	-	-	89	(3)	86
Balance at December 31, 2019	$27,636	$34,582	$16,740	$5,570	$84,528
[1]	Changes in Commercial paper are shown net due to its short duration within Issuances.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $26.8 billion to $28.7 billion during the quarter ended December 31, 2019, with an average outstanding balance of $27.9 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2019, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €17.8 billion was available for issuance at December 31, 2019.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2019	$12,421
Issuances	6,849
Maturities and terminations	(5,899)
Balance at December 31, 2019	$13,371

We securitize finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”) using a variety of structures.  Our securitization transactions involve the transfer of Securitized Assets to bankruptcy-remote special purpose entities.  These bankruptcy-remote entities are used to ensure that the Securitized Assets are isolated from the claims of creditors of TMCC and that the cash flows from these assets are available solely for the benefit of the investors in these asset-backed securities.  Investors in asset-backed securities do not have recourse to our other assets, and neither TMCC nor our affiliates guarantee these obligations.  We are not required to repurchase or make reallocation payments with respect to the Securitized Assets that become delinquent or default after securitization.  As seller and servicer of the Securitized Assets, we are required to repurchase or make a reallocation payment with respect to the underlying assets that are subsequently discovered not to have met specified eligibility requirements.  This repurchase obligation is customary in securitization transactions.  With the exception of our revolving asset-backed securitization program, funding obtained from our securitization transactions is repaid as the underlying Securitized Assets amortize.

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of December 31, 2019 and March 31, 2019, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities as described below:

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2019, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2021, 2023, and 2025, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2019 and March 31, 2019.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2019, TMCC had committed bank credit facilities totaling $4.6 billion of which $150 million, $2.4 billion, $75 million, and $2.0 billion mature in fiscal 2020, 2021, 2022, and 2023, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2019 and March 31, 2019. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with TMS, an affiliate, expiring in fiscal 2022. This credit facility may be used for general corporate purposes and was not drawn upon as of December 31, 2019.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2019, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of December 31, 2019, we had no hedge accounting derivatives.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	December 31,	March 31,
(Dollars in millions)	2019	2019
Gross derivatives assets, net of credit valuation adjustment	$700	$544
Less: Counterparty netting	(511)	(441)
Less: Collateral held	(134)	(42)
Derivative assets, net	$55	$61

Gross derivative liabilities, net of credit valuation adjustment	$1,489	$1,407
Less: Counterparty netting	(511)	(441)
Less: Collateral posted	(976)	(940)
Derivative liabilities, net	$2	$26

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2019, we held excess collateral of $9 million which we did not use to offset derivative assets, and we posted excess collateral of $40 million which we did not use to offset derivative liabilities.  As of March 31, 2019, we held excess collateral of $2 million, which we did not use to offset derivative assets, and we posted excess collateral of $17 million which we did not use to offset derivative liabilities.

LIBOR TRANSITION

In July 2017, the U.K. Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after calendar year 2021.  We have exposures to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.  To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we have established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs.  Our efforts under this initiative include monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.

Refer to Part I, Item 1A. Risk Factors – “Our results of operations, financial condition and cash flows may be adversely affected by changes in interest rates, foreign currency exchange rates and market prices” in our fiscal 2019 Form 10-K for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of December 31, 2019, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

364 Day Credit Agreement, dated as of November 8, 2019, among Toyota Motor Credit Corporation, Toyota Motor Finance (NETHERLANDS) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A.,  and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, LTD., as a Syndication Agent.

		(3)

10.2

Three Year Credit Agreement, dated as of November 8, 2019, among Toyota Motor Credit Corporation, Toyota Motor Finance (NETHERLANDS) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, LTD., as a Syndication Agent.

		(4)

10.3

Five Year Credit Agreement, dated as of November 8, 2019, among Toyota Motor Credit Corporation, Toyota Motor Finance (NETHERLANDS) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A.,  and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, LTD., as a Syndication Agent.

		(5)

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 12, 2019, Commission File Number 1-9961.
(4)	Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 12, 2019, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 12, 2019, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 7, 2020	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2020	By	/s/ Scott Cooke
Scott Cooke
Group Vice President and Chief Financial Officer (Principal Financial Officer)