Form 10-K
period 2020-03-31
TOYOTA MOTOR CREDIT CORP
filed 2020-06-04
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

As of April 30, 2020, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2020

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

•

Insurance - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for vehicle and payment protection products sold by dealers in the U.S. Our vehicle and payment protection products include vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance contracts, excess wear and use agreements, tire and wheel protection agreements, key replacement protection and used vehicle limited warranty agreements.  TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.  Although the vehicle and payment protection products are generally not regulated as insurance products, for ease of reference we collectively refer to the group of products provided by TMIS herein as “insurance products.”

We support growth in earning assets through funding obtained primarily in the global capital markets as well as funds provided by investing and operating activities.  Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for a discussion of our funding activities.

On April 16, 2019, we announced that we will restructure our field operations to better serve our dealer partners by streamlining our field office structure and investing in new technology.  We are currently in the process of consolidating our field operations locations, which consist of dealer sales and service offices (“DSSOs”) and regional management offices located in cities throughout the U.S., into three new regional dealer service centers (“DSCs”) located in Chandler, Arizona (serving the West region), Plano, Texas (serving the Central region) and Alpharetta, Georgia (serving the East region).  The consolidation of field operations is expected to be complete by the end of fiscal year 2021.  The regional DSCs acquire retail and lease contracts from dealers, and market TMIS insurance products to dealers.

The dealer lending function, previously located at the various DSSO’s, is now centralized at the DSC located in Plano, Texas.  The dealer lending function supports the dealers by providing wholesale financing and other dealer financing activities such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.

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

As of April 1, 2020, we began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”).  Pursuant to our previously disclosed agreement with Mazda, we currently offer exclusive private label automotive retail, lease, and dealer financing products and services, and later in fiscal year 2021 intend to offer exclusive vehicle protection products and services, marketed under the brand Mazda Financial Services to Mazda customers and dealers in the United States.  Our agreement with Mazda is for an initial term of approximately five years.

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

FINANCE OPERATIONS

The table below summarizes our financing revenues, net of depreciation by product.

	Years ended March 31,
	2020	2019	2018
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	38%	38%	30%
Retail	49%	47%	54%
Dealer	13%	15%	16%
Financing revenues, net of depreciation	100%	100%	100%

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

Credit analysts (working in our field operations) approve or decline all credit applications that are not auto-decisioned and may also approve an application that has been the subject of an automated decline.  Failure to be automatically approved through auto-decisioning does not mean that an application does not meet our underwriting guidelines.  A credit analyst decisions applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly payment obligation, which is derived from, among other things, the amount financed and the term.  A credit analyst will verify information contained in the credit application if the application presents an elevated level of credit risk.  Our proprietary scoring system assists the credit analyst in the credit review process.  The credit analyst’s final credit decision is made based upon the degree of credit risk perceived by the credit analyst after assessing the strengths and weaknesses of the application.

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

We regularly review and analyze our consumer portfolio to evaluate the effectiveness of our underwriting guidelines and purchasing criteria.  If external economic factors, credit losses, delinquency experience, market conditions or other factors change, we may adjust our underwriting guidelines and purchasing criteria in order to change the asset quality of our portfolio or to achieve other goals and objectives.

Subvention and Incentive Programs

Toyota Motor Sales, U.S.A., Inc. (“TMS”), a subsidiary of Toyota Motor North America, Inc. (“TMNA”), is the primary distributor of Toyota and Lexus vehicles in the United States.  In partnership with TMNA and certain non-affiliated third party distributors, we may offer special promotional rates, which we refer to as subvention programs.  TMNA pays us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on the marketing strategies of TMNA, economic conditions, and volume of new and used vehicle sales.  The amount of subvention received varies based on the mix of Toyota and Lexus vehicles included in the promotional rate programs and the timing of the programs.  The majority of our lease contracts and a significant portion of our retail contracts are subvened.  We may also offer cash and contractual residual value support incentive programs in partnership with TMNA.  Subvention and other cash incentive program payments offered in partnership with TMNA are settled at the beginning of the retail or lease contract.  We may also offer our own cash incentives and other competitive rate programs.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income or a reduction to depreciation expense for lease contracts.

Servicing

Our CSCs are responsible for servicing the consumer portfolio.  A centralized department manages third party vendor relationships responsible for bankruptcy administration, liquidation and post charge-off recovery activities, certain administrative activities, customer services activities and pre-charge-off collections with support from the CSCs.

We use an online collection and auto dialer system that prioritizes collection efforts and signals our collections personnel to make telephone contact with delinquent customers.  We also use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods based on behavioral scoring models (which analyze borrowers’ payment performance, vehicle valuation and credit bureau scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is approximately 80 days past due.  Repossessed vehicles are held for sale to comply with statutory requirements and then sold at private auctions, unless public auctions are required by state law.  Any unpaid amounts remaining after the repossessed vehicle is sold or after taking the full balance charge-off are pursued by us to the extent practical and legally permissible.  Any surplus amounts remaining after recovery fees, disposition costs, and other expenses have been paid, and after any reserve charge-backs, dealer guarantees and optional product refunds have been credited to the customer’s account, are refunded to the customers.  Collections of post-sale deficiencies and full-balance charge-offs are handled by third party vendors and the CSCs.  We charge-off uncollectible portions of accounts when an account is deemed to be uncollectible or when the account balance becomes 120 days contractually delinquent, whichever occurs first.  However, the CSCs will continue to collect or pursue recovery of the vehicle up to 190 days after the account is past due.

We may, in accordance with our customary servicing procedures, offer rebates or waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the consumer portfolio.  In addition, we may defer a customer’s obligation to make a payment by extending the contract term.  Refer to Item 1A. Risk Factors, “Industry and Business Risk”-“We face various risks related to health epidemics and other outbreaks, which have had and may continue to have material adverse effects on our business, financial condition, results of operations and cash flows” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Recent Developments Related to COVID-19” for further discussion of payment relief programs offered to customers affected by the coronavirus.

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

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to leased vehicles in the U.S.  This arrangement was established to facilitate lease securitizations.  TMCC services lease contracts acquired by the Titling Trust from Toyota and Lexus dealers.  TMCC holds an undivided interest in lease contracts owned by the Titling Trust, and these lease contracts are included in Investments in operating leases, net on our Consolidated Balance Sheets.

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

The goal of Dealer Direct is to increase dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles.  Through Dealer Direct, the dealer accepting return of the lease vehicle (the “grounding dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to us.  Vehicles not purchased by the grounding dealer are made available to all Toyota and Lexus dealers through the Dealer Direct online auction.  Vehicles not purchased through Dealer Direct are sold at physical vehicle auction sites throughout the country.  Where deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction.  Refer to Item 1A. Risk Factors, “Industry and Business Risk”-“We face various risks related to health epidemics and other outbreaks, which have had and may continue to have material adverse effects on our business, financial condition, results of operations and cash flows”, -“A decrease in the residual values of our off-lease vehicles and a higher number of returned lease assets could negatively affect our results of operations and financial condition” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Recent Developments Related to COVID-19” for further discussion of the impact of coronavirus on our remarketing activities and residual values.

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

INSURANCE OPERATIONS

TMIS offers vehicle and payment protection products on Toyota, Lexus and other domestic and import vehicles that are sold by dealers as part of the dealer’s sale of a vehicle as further described below.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection agreements provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle.  Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals.  Excess wear and use agreements are available on leases of Toyota and Lexus vehicles and protect against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection agreements provide coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to a defect in material or workmanship, to the extent not covered by the manufacturer or the tire distributor warranties.  Certain tire and wheel protection agreements also cover expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage.  Key replacement protection provides stand-alone coverage for expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage.  Used vehicle limited warranty agreements are included with the purchase of a used vehicle and provides for the repair or replacement of certain covered components that have mechanically failed on the covered used vehicle.

TMIS provides TMNA contractual indemnity insurance coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles.  TMIS also provides umbrella liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS provides coverage, 99 percent of the risk is ceded to a reinsurer.

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

TMNA provides shared services to TMCC, including certain technological and administrative services, such as information systems support, facilities, insurance coverage, human resources and other corporate services.  TMCC also provides shared services to TMNA, including certain treasury and procurement services.

Prior to January 1, 2015, our employees were generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plan (the “Pension Plan”).  Effective January 1, 2015, the Pension Plan was closed to employees first employed or reemployed on or after such date.  Employees meeting certain eligibility requirements may participate in the Toyota Motor North America, Inc. Retirement Savings Plan (the “Savings Plan”).  Certain employees hired on or after January 1, 2015, may be eligible to receive an additional contribution to the Savings Plan calculated based on their age and compensation. Various health, life and other post-retirement benefits are offered and sponsored by TMNA, as discussed further in Note 10 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

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

TMCC is party to a revolving credit facility with TMS expiring in fiscal 2022 which may be used for general corporate purposes. This agreement is further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

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

The CFPB’s supervisory authority has focused on fair lending compliance, the marketing and sale of certain optional products, including products similar to those we finance or sell through TMIS and credit reporting.

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

State laws also impose requirements and restrictions on us with respect to, among other matters, required credit application and finance and lease disclosures, late fees and other charges, the right to repossess a vehicle for failure to pay or other defaults under the retail or lease contract, other rights and remedies we may exercise in the event of a default under the retail or lease contract, and other consumer protection matters.  Many states are also focusing on cybersecurity and data privacy as areas warranting consumer protection.  Some states have passed complex legislation dealing with consumer information, which impacts companies such as TMCC.  For example, in California a new data protection regime has taken effect, that grants consumers broad new rights relating to access to, deletion of, and sharing of personal information that is collected by businesses and requiring regulated entities to establish measures to identify, manage, secure, track, produce and delete personal information.  In some jurisdictions, these laws and regulations provide a private right of action that would allow customers to bring suit directly against us for mishandling their data for certain violations of these laws and regulations.

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

Other Federal and International Regulation

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

The Dodd-Frank Act amended the U.S. Commodity Exchange Act (“CEA”) to establish a comprehensive framework for the regulation of certain over-the-counter (“OTC”) derivatives referred to as swaps.  Under the Dodd-Frank Act, the Commodity Futures Trading Commission (“CFTC”) is required to adopt certain rules and regulations governing swaps.  The CFTC has completed almost all of its regulations in this area, most of which are in effect.

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

EMPLOYEE RELATIONS

At April 30, 2020, we had approximately 3,300 employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

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

Industry and Business Risk

We face various risks related to health epidemics and other outbreaks, which have had and are expected to continue to have material adverse effects on our business, financial condition, results of operations and cash flows.

We face various risks related to health epidemics and other outbreaks, including the global outbreak of coronavirus (“COVID-19”).  The COVID-19 pandemic, changes in consumer behavior related to illness, pandemic fears and market downturns, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have led to disruption and volatility in the global capital markets, which has increased our cost of capital and adversely affected our ability to access the capital markets.  For more information on how a disruption in the global capital markets affects our liquidity, please see risk factor “A disruption in our funding sources and access to the capital markets would have an adverse effect on our liquidity”.

In addition, the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19 have adversely affected our business, and the business of our affiliate, TMNA, and our ultimate parent, TMC, in a number of ways. Similar to relief options we offer to customers and dealers impacted by natural disasters such as hurricanes, floods, tornadoes and wildfires, we are offering payment relief options to customers and dealers impacted by COVID-19, including finance contract extensions, lease deferred payments, temporary interest deferrals for dealer floorplan financing, and principal payment deferral options for dealer real estate and working capital loans, and temporarily suspended outbound collection activities in states with state-wide stay-at-home orders and repossession activities nationwide for a period of time, but have since resumed outbound collection activities in nearly all states (collectively, the “COVID-19 Relief”).  Our payment relief programs currently allow existing customers who request assistance to defer their loan or lease payments for up to 120 days and waive certain fees, but with interest continuing to accrue.  We may terminate, or modify the scope, duration and terms of, our COVID-19 payment relief programs at any time.  Unlike the relief options offered for natural disasters, which were limited to the affected geographies, the COVID-19 Relief is being offered nationwide due to the global impact of the COVID-19 pandemic, and may not be successful in reducing future increases to our provisions for credit losses.  The COVID-19 pandemic has increased our residual value losses, and has adversely affected our business, financial condition, results of operations, and cash flows and may continue to do so if there is not a substantial economic recovery.  We have also temporarily transitioned nearly all of our team members to remote work arrangements, and many Toyota and Lexus dealerships have temporarily closed and more may voluntarily close, or be mandated to close, in the near future.  TMNA temporarily suspended production at all of its automobile and components plants in North America from March 23, 2020 through May 8, 2020 and TMC has temporarily suspended production at selected plants in countries outside of North America.  Although TMNA and many of its suppliers are resuming production, unexpected delays affecting the supply chain or logistics network could negatively impact dealer inventory levels, vehicle sales, the sale of our financing and insurance products, dealer profitability and creditworthiness, and our future results of operations.

These events have disrupted the supply chains of the vehicles we finance, and have had a material adverse effect on the sale of vehicles and our financing and insurance products.  These events have also caused an unprecedented level of unemployment claims, resulted in a significant decline in consumer confidence and spending, and a sharp decline in economic conditions.  In addition, these events have caused a significant decline in used vehicle prices, and significant increase in delinquencies and may cause an increase in dealer defaults, which have resulted in materially increased provisions for credit losses and residual value losses, which may continue if there is not a substantial economic recovery.  The foregoing events, and the uncertainty relating thereto, have also adversely affected our credit rating and may result in further actions or downgrades by credit ratings agencies.  For more information regarding impacts of credit rating changes on TMCC, please see risk factor “Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements”.

If significant portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted.  Certain of our third-party suppliers and business partners that we rely on to deliver our products and services and to operate our business have informed us that they will be unable to perform fully, and we may receive similar notifications from other suppliers and business partners in the near future, which could adversely impact our ability to operate our business and increase our costs and expenses.  These increased costs and expenses may not be fully recoverable or adequately covered by insurance.  We are working with our stakeholders (including customers, dealers, team members, suppliers and business partners) to assess the ongoing impact of the COVID-19 pandemic and to take actions in an effort to mitigate adverse consequences.

The duration and possible resurgence of the COVID-19 pandemic is uncertain.  The extension of curtailed economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, or delayed consumer response once restrictions have been lifted could have further negative impact on used vehicle values, consumer economics, dealerships, and auction sites, which could have a material adverse impact on our future results of operations.  If the number of our customers and dealers experiencing hardship increases or it becomes necessary to further extend our payment relief options, it could have a material adverse effect on our business, financial condition and our future results of operations.

The foregoing impacts and other unforeseen impacts not referenced herein, as well as the ultimate impact of the COVID-19 pandemic, are difficult to predict and have had and are expected to have a material adverse effect on our business, financial condition, results of operations and cash flows.

General business, economic, and geopolitical conditions, as well as other market events, may adversely affect our business, results of operations and financial condition.

Our results of operations and financial condition are affected by a variety of factors, including changes in the overall market for retail contracts, wholesale motor vehicle financing, leasing or dealer financing, the new and used vehicle market, changes in the level of sales of Toyota and Lexus vehicles, the rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition from other financiers, rate of default by our customers, the interest rates we are required to pay on the funding we require to support our business, amounts of funding available to us, changes in the U.S. and international wholesale capital funding markets, our credit ratings, the success of efforts to expand our product lines, levels of operating and administrative expenses (including, but not limited to, personnel costs, technology costs and premises costs (including costs associated with reorganization or relocation), general economic conditions, inflation, and fiscal and monetary policies in the U.S., Europe and other countries in which we issue debt.  Further, a significant and sustained increase in fuel prices could lead to lower new and used vehicle purchases.  This could reduce the demand for retail, lease and wholesale financing.  In turn, lower used vehicle values could affect return rates, charge-offs and depreciation on operating leases.

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, lower household incomes, increases in unemployment rates, higher consumer debt levels as well as higher consumer and commercial bankruptcy filings, any of which could adversely affect vehicle sales and discretionary consumer spending.  These conditions may decrease the demand for our financing products, as well as increase our delinquencies and credit losses.  In addition, because our credit exposures are generally collateralized by vehicles, the severity of losses can be particularly affected by declines in used vehicle values.  Dealers are also be affected by economic slowdown and recession, which increases the risk of default of certain dealers within our dealer portfolio.

Elevated levels of market disruption and volatility, such as in the U.S., Europe and Asia, could increase our cost of capital and adversely affect our ability to access the global capital markets and fund our business in a similar manner, and at a similar cost to the funding raised in the past.  These market conditions could also have an adverse effect on our results of operations and financial condition by diminishing the value of our investment portfolio and increasing our cost of funding.  If as a result we increase the rates we charge to our customers and dealers, our competitive position could be negatively affected.

Challenging market conditions may result in less liquidity, greater volatility, widening of credit spreads and lack of price transparency in credit markets.  Changes in investment markets, including changes in interest rates, exchange rates and returns from equity, property and other investments, will affect (directly or indirectly) our financial performance.

If there is a continued and sustained period of market disruption and volatility:

•	there can be no assurance that we will continue to have access to the capital markets in a similar manner and at a similar cost as we have had in the past;
•	issues of debt securities may be undertaken at spreads above benchmark rates that are greater than those on similar issuances undertaken during the prior several years;
•	we may be subject to over-reliance on a particular funding source or a simultaneous increase in funding costs across a broad range of sources; and
•

the ratio of our short-term debt outstanding to total debt outstanding may increase if negative conditions in the debt markets lead us to replace some maturing long-term liabilities with short-term liabilities (for example, commercial paper).

Any of these developments could have an adverse effect on our results of operations and financial condition.

Geopolitical conditions and other market events may also impact our results of operations.  Restrictive exchange or import controls or other disruptive trade policies, disruption of operations as a result of systemic political or economic instability, social unrest, outbreak of war or expansion of hostilities, health epidemics and other outbreaks, and acts of terrorism, could each have a material adverse effect on our results of operations and financial condition.  Developments related to the United Kingdom’s recent withdrawal from the European Union (“Brexit”) have created significant political and economic uncertainty in the United Kingdom and in other European Union member states. While we operate in the U.S. and Puerto Rico, the global financial, trade, and legal implications of Brexit could lead to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, fluctuations in interest rates, weaker economic growth, and reduced business confidence on an international level, each of which could have a material adverse effect on our results of operations and financial condition.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota and Lexus vehicles, as well as our ability to offer competitive financing and insurance products.

We primarily provide a variety of finance and insurance products to authorized Toyota and Lexus dealers and their customers in the U.S.  Accordingly, our business is substantially dependent upon the sale of Toyota and Lexus vehicles in the U.S.  Changes in the volume of sales may result from governmental action or changes in governmental regulation or trade policies, changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, economic conditions, increased competition, increases in the price of vehicles due to increased raw material costs, changes in import fees or tariffs on raw materials or imported vehicles, changes to or withdrawals from trade agreements (including the United States-Mexico-Canada Agreement, which is expected to go into effect during fiscal year 2021, currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to natural disasters, supply chain interruptions or other events.  In addition, many manufacturers have increased their level of incentive programs on new vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subvention, price rebates, and other incentives.  Any negative impact on the volume of TMNA sales could have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, the volume of TMNA sales may also be affected by Toyota’s ability to successfully grow through investments in the area of emerging opportunities such as mobility and connected services, vehicle electrification, fuel cell technology and autonomy, which depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict.

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

Operational risk is the risk of loss resulting from, among other factors, lack of established processes, inadequate or failed processes, systems or internal controls, theft, fraud, natural disasters or other catastrophes (including without limitation, explosions, fires, floods, earthquakes, terrorist attacks, riots, civil disturbances and health epidemics and other outbreaks).  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our insurance risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  We have established business recovery plans to address interruptions in our operations, but we can give no assurance that these plans will be adequate to remediate all events that we may face.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

We rely on a framework of internal controls designed to provide a sound and well-controlled operating environment.  Due to the complexity of our business and the challenges inherent in implementing control structures across large organizations, control issues could be identified in the future that could have a material adverse effect on our operations.

We are currently in the process of consolidating our field operations, which consist of DSSO’s, three regional management offices, and two dealer funding teams, into three new regional dealer service centers.  Our dealer lending function will be centralized at the new dealer service center located in Plano, Texas.  Refer to Item 1.  Business, “General” for further discussion of the field operations restructuring.  We can give no assurance that the restructuring of our field operations will be completed as planned or within the expected timing or budget, and the expected benefits may not be fully realized due to associated disruption to field operations and personnel.

In addition, many parts of our business are dependent on key personnel.  Our future success depends on our ability to retain existing, and attract, hire and integrate new key personnel and other necessary employees.  Any failure to do so could adversely affect our business, results of operations and financial condition.

Our private label financial services for third-party automotive and mobility companies may expose us to additional risks that could adversely affect our business, results of operations and financial condition.

As of April 1, 2020, we began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”).  Pursuant to our previously disclosed agreement with Mazda, we currently offer exclusive private label automotive retail, lease, and dealer financing products and services, and later in fiscal year 2021 intend to offer exclusive vehicle protection products and services, marketed under the brand Mazda Financial Services to Mazda customers and dealers in the United States.  Our agreement with Mazda is for an initial term of approximately five years.

Although we intend to leverage our strengths and capabilities to serve and retain new Mazda customers, we may encounter additional costs and may fail to realize the anticipated benefits of our private label finance services program. The provision of wholesale and retail financing to Mazda dealers and customers may result in additional credit risk exposure, which if we are unable to appropriately monitor and mitigate may result in an adverse effect on our results of operations and financial condition.  Our private label finance services may also expose us to additional operating risks related to consumer demand for Mazda vehicles, the profitability and financial condition of Mazda, the level of Mazda’s incentivized retail financing, recalls announced by Mazda and the perceived quality, safety or reliability of Mazda vehicles, and changes in prices of Mazda used vehicles and their effect on residual values of Mazda off-lease vehicles and return rates, each of which may adversely affect our business, results of operations and financial condition.

Financial Market and Economic Risks

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

Assumptions and estimates often involve matters that require the exercise of management’s judgment, are inherently difficult to predict and are beyond our control (for example, macro-economic conditions).  In addition, such assumptions and estimates often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. As a result, our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our results of operations and financial condition.

Fluctuations in the valuation of investment securities or significant fluctuations in investment market prices could negatively affect our Net financing revenues and results of operations.

Investment market prices, in general, are subject to fluctuation, which may result from perceived changes in the underlying characteristics of the investment, the relative price of alternative investments, geopolitical conditions, or general market conditions.  Negative fluctuations in the fair value of equity investments and credit losses on available-for-sale debt securities may adversely affect our Net financing revenues and results of operations. Additionally, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value and could negatively affect our Net financing revenues and other revenues.

A decrease in the residual values of our off-lease vehicles and a higher number of returned lease assets could negatively affect our results of operations and financial condition.

We are exposed to residual value risk on the disposition of leased vehicles if sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception and if the number of returned lease assets is higher than anticipated.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward resulting in additional depreciation expense over the term of the lease contract so that the carrying value at lease-end will approximate the estimated end-of-term market value.  Among other factors, local, regional and national economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of our vehicles, future plans for new Toyota and Lexus product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and inventory levels, and fuel prices heavily influence used vehicle values and thus the actual residual value of off-lease vehicles.  In addition, disruptions or delays in the used vehicle auction market resulting from the inability to transport off-lease vehicles to physical auctions or the temporary closure of physical auctions as a result of government mandated stay-at-home orders have caused an increase in used vehicle inventories that has caused a decline in used vehicle values and actual residual values, which may worsen if the COVID-19 pandemic continues. Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our results of operations and financial condition, due to the impact of higher-than-anticipated Depreciation on operating leases recorded in our Consolidated Statements of Income.  Actual return volumes may be higher than expected which can be impacted by higher contractual lease-end residual values relative to market values, a higher market supply of certain models of used vehicles, new vehicle incentive programs, and general economic conditions.   The return of a higher number of leased vehicles could also impact the amount of depreciation expense recorded in our Consolidated Statements of Income, which could adversely affect our results of operations and financial condition.

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

Economic slowdown and recession in the U.S., natural disasters, health epidemics, and other factors increase the risk that a customer or dealer may not meet the terms of a retail, lease or dealer financing contract with us or may otherwise fail to perform as agreed.  A weak economic environment evidenced by, among other things, unemployment, underemployment, and consumer bankruptcy filings, may affect some of our customers’ and dealers’ ability to make their scheduled payments.

Our results of operations, financial condition and cash flows may be adversely affected by changes in interest rates, foreign currency exchange rates and market prices.

Market risk is the risk that changes in interest rates and foreign currency exchange rates cause volatility in our results of operations, financial condition and cash flows.  An increase in interest rates could have an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers, which could, in turn, decrease our financing volumes and market share, thereby resulting in a decline in our competitive position.  We use various derivative instruments to manage our market risk.  However, changes in interest rates, foreign currency exchange rates and market prices cannot always be predicted or hedged.  In July 2017, the U.K. Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after calendar year 2021.  It is not possible to predict whether LIBOR will cease to exist after calendar year 2021, whether additional reforms to LIBOR may be enacted, or whether the Secured Overnight Financing Rate (“SOFR”) or other alternative reference rates will gain market acceptance, and any of these outcomes could increase our interest rate risk related to our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities currently tied to LIBOR.  Changes in interest rates or foreign currency exchange rates could affect our interest expense and the value of our derivatives, which could result in volatility in our results of operations, financial condition, and cash flows.

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

Regulatory, Legal and Other Risks

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

In addition, we periodically upgrade or replace our existing transaction systems, which could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during and after the implementation of new systems.  For example, the development and implementation of these new systems and any future upgrades related thereto may require significant expenditures and divert management’s attention and other resources from our core business operations.  There are no assurances that these new systems will provide us with the anticipated benefits and efficiencies.  There can also be no assurance that the time and resources our management will need to devote to implementation and upgrades, potential delays in the implementation or upgrade or any resulting service interruptions, or any impact on the reliability of our data from any upgrade of our legacy system, will not have a material adverse effect on our business, results of operations and financial condition.

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

Our enterprise data practices, including the collection, use, sharing, disposal and security of personally identifiable and financial information of our customers and employees are subject to increasingly complex, restrictive, and punitive laws and regulations which could adversely affect our business, results of operations and financial condition.

Under these laws and regulations, the failure to maintain compliant data practices could result in consumer complaints, lawsuits and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business.  In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential customers from using our products and services.  For example, recent, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries.  That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information.  For example, in California a new data protection regime has taken effect, that grants consumers broad new rights relating to access to, deletion of, and sharing of personal information that is collected by businesses and requiring regulated entities to establish measures to identify, manage, secure, track, produce and delete personal information. In some jurisdictions, these laws and regulations provide a private right of action that would allow customers to bring suit directly against us for certain violations of these laws and regulations.  These types of laws and regulations could prohibit or significantly restrict financial services providers such as TMCC from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict TMCC’s use of personal data when developing or offering products or services to customers.  These restrictions could inhibit TMCC’s development or marketing of certain products or services, or increase the costs of offering them to customers.  Because many of these laws and regulations are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement.  The cost of compliance with these laws and regulations will be high and is likely to increase in the future.  Any failure or perceived failure to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, significant liabilities or fines, penalties or other sanctions.

The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.

Regulatory risk includes risk arising from failure or alleged failure to comply with applicable regulatory requirements and risk of liability and other costs imposed under various laws and regulations, including changes in applicable law, regulation and regulatory guidance.

Consumer Finance Regulation

As a provider of finance and insurance products, we operate in a highly regulated environment. We are subject to licensing requirements at the state level, and to laws and regulations, as well as periodic examinations and investigations at the state and federal levels. Compliance with applicable law is costly and can affect our results of operations.  Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements.  Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers.  Changes in laws and regulations could restrict our ability to operate our business as currently operated, could impose substantial additional costs or require us to implement new processes, which could adversely affect our business, prospects, financial performance or financial condition.  The failure to comply with applicable laws and regulations could result in significant statutory civil and criminal fines, penalties, monetary damages, attorney or legal fees and costs, restrictions on our ability to operate our business, possible revocation of licenses and damage to our reputation, brand and valued customer relationships. Any such costs, restrictions, revocations or damage could adversely affect our business, prospects, results of operations or financial condition.

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

The CFPB’s rulemaking authority includes the authority to promulgate rules regarding, among other practices, debt collection practices that would apply to third-party collectors and first-party collectors, such as ourselves, and rules regarding consumer credit reporting practices.  The timing and impact of these rules on our business remain uncertain.  In addition, the CFPB has focused on the area of auto finance, particularly with respect to indirect financing arrangements, dealer compensation and fair lending compliance, and questioned the value and increased scrutiny of the marketing and sale of certain ancillary or add-on products, including products similar to those we finance or sell through TMIS.

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

Other Federal Regulation

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

The Dodd-Frank Act amended the CEA to establish a framework for the regulation of certain OTC derivatives referred to as swaps.  The OTC derivatives provisions of the CEA, as amended by the Dodd-Frank Act, impose clearing, trading and margin requirements on certain contracts.  At present, we qualify for exceptions from these requirements for the swaps that we enter into to hedge our commercial risks.  However, if we were to no longer qualify for such exceptions, we could become subject to some or all of these requirements, which would increase our cost of entering into and maintaining such hedging positions.

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

Additional operations for both finance and insurance are located in three CSCs and field operation locations.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMNA.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  To better serve our dealer partners, we are currently in the process of consolidating field operation locations, which are located in various cities throughout the U.S., into three new regional dealer service centers.  The Central DSC is located in Plano, Texas.  The Western DSC will be located in Chandler, Arizona.  The Eastern DSC will be located in Alpharetta, Georgia.  Our dealer lending function is centralized at the Central DSC.  We also have a sales and operations office in Puerto Rico.  All premises are occupied under lease.

We believe that our properties are suitable to meet the current requirements of our business.  Refer to Item 1.  Business, “General” for further discussion of the field operations restructuring.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  In addition, we are subject to governmental and regulatory examinations, information-gathering requests, and investigations from time to time at the state and federal levels.  It is inherently difficult to predict the course of such legal actions and governmental inquiries.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably probable loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably probable that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSIC, and accordingly, all shares of TMCC’s stock are owned by TFSIC.  There is no market for TMCC's stock.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended March 31,
(Dollars in millions)	2020	2019	2018	2017	2016
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$8,775	$8,694	$8,167	$7,720	$7,141
Retail	2,558	2,235	1,974	1,850	1,859
Dealer	696	711	576	476	403
Total financing revenues	12,029	11,640	10,717	10,046	9,403

Depreciation on operating leases	6,820	6,909	7,041	6,853	5,914
Interest expense	2,834	2,747	1,851	1,754	1,137
Net financing revenues	2,375	1,984	1,825	1,439	2,352

Insurance earned premiums and contract revenues	933	904	882	804	719
Gain on sale of commercial finance business	-	-	-	-	197
Investment and other income, net	322	292	257	396	164
Net financing revenues and other revenues	3,630	3,180	2,964	2,639	3,432

Expenses:
Provision for credit losses	590	372	401	582	441
Operating and administrative	1,561	1,385	1,357	1,277	1,161
Insurance losses and loss adjustment expenses	455	446	425	371	318
Total expenses	2,606	2,203	2,183	2,230	1,920
Income before income taxes	1,024	977	781	409	1,512
Provision (benefit) for income taxes	111	182	(2,629)	142	580
Net income	$913	$795	$3,410	$267	$932

	March 31,
(Dollars in millions)	2020	2019	2018	2017	2016
BALANCE SHEET DATA

Finance receivables, net	$73,996	$70,517	$69,647	$68,462	$65,636
Investments in operating leases, net	$36,387	$37,927	$38,697	$38,152	$36,488
Total assets	$125,555	$116,516	$120,546	$119,635	$114,592
Debt	$97,740	$92,922	$98,353	$98,233	$93,594
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$13,571	$12,658	$11,992	$8,582	$8,315
Total shareholder's equity	$14,503	$13,578	$12,880	$9,524	$9,397

No dividends were declared in fiscal 2020.  In fiscal 2019, TMCC recorded a dividend to TFSIC related to an asset purchase agreement in the amount of $10 million, which was recorded net of tax.  Payment related to the asset purchase agreement was made in fiscal 2020.  No dividends were declared or paid during fiscal 2018, 2017, and 2016.

	As of and for the years ended March 31,
	2020	2019	2018	2017	2016
KEY FINANCIAL DATA

Debt to equity [1]	6.7	6.8	7.6	10.3	10.0
Return on assets	0.75%	0.67%	2.84%	0.23%	0.83%
Allowance for credit losses as a percentage of gross earning assets	0.73%	0.55%	0.55%	0.58%	0.52%
Net charge-offs as a percentage of average gross earning assets	0.34%	0.34%	0.39%	0.47%	0.38%
60 or more days past due as a percentage of gross earning assets	0.39%	0.31%	0.30%	0.27%	0.26%

[1]	Fiscal 2020 debt excludes the principal amount drawn on the revolving credit facility with TMS of $3.0 billion which is recorded in Other liabilities in our Consolidated Balance Sheet.

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

•	Risks related to health epidemics and other outbreaks;
•

Changes in general business, economic, and geopolitical conditions, including trade policy, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in TMNA sales volume and the level of TMNA sponsored subvention, cash, and contractual residual value support incentive programs;
•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota and Lexus vehicles and related parts supply;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota and Lexus vehicles;
•	Changes in consumer behavior;
•	Recalls announced by TMNA and the perceived quality of Toyota and Lexus vehicles;
•	Availability and cost of financing;
•	Failure or interruption in our operations, including our communications and information systems, or as a result of our failure to retain existing or to attract new key personnel;
•	Changes in our credit ratings and those of TMC;
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Flaws in the design, implementation and use of quantitative models and revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Changes to existing, or adoption of new, accounting standards;
•	A security breach or a cyber-attack;
•	Failure to maintain compliant enterprise data practices, including the collection, use, sharing, and security of personally identifiable and financial information of our customers and employees;

•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny; and
•	Other risks and uncertainties set forth in Part I, Item 1A. Risk Factors.

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

Fiscal 2020 Operating Environment

During the first three quarters of fiscal 2020, the U.S. economy expanded, the unemployment rate was at historically low levels, and consumer confidence was at historically high levels; however, uncertainties surrounding geopolitical events, trade policy, the future path of U.S. monetary policy, and caution by global central banks continued to impact the outlook for future economic growth.

Average used vehicle values for Toyota and Lexus vehicles remained relatively consistent for the majority of fiscal 2020 compared to fiscal 2019; and industry-wide vehicle sales and sales incentives in the U.S. were relatively consistent for the majority of fiscal 2020 as compared to fiscal 2019.

Conditions in the global capital markets were generally stable during the first three quarters of fiscal 2020, despite intermittent period of volatility caused by uncertainty regarding geopolitical events, trade policy, and the future path of U.S. monetary policy.

During the last quarter of fiscal 2020, the global outbreak of COVID-19 and the introduction of extraordinary governmental measures intended to slow its spread, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, severely curtailed economic activities.  These curtailments resulted in a global economic contraction that negatively impacted our business, and the business of our affiliate, TMNA, and our ultimate parent, TMC, in a number of ways, in the second half of March 2020 and adversely impacted our fourth quarter and fiscal 2020 results of operations.  Refer to “Recent Developments Related to COVID-19” below for further discussion of the impact of the COVID-19 pandemic on our business and results of operations.

Despite the economic downturn, which had a negative impact at the end of the fiscal year, and lower levels of subvention throughout the year, our financing volume increased 8 percent, and our market share increased approximately 4 percentage points for fiscal 2020 compared to fiscal 2019, as a result of TMNA and TMCC cash incentive programs and our other competitive rate programs offered throughout fiscal 2020.

Recent Developments Related to COVID-19

During the fourth quarter of fiscal 2020, the most notable COVID-19 pandemic impacts on our results of operations were a higher provision for credit losses and higher depreciation expense due to the sharp decline in economic conditions and the significant decline in used vehicle values at the end of March 2020.  This resulted from higher probable credit losses on our loan and lease portfolios and lower expected end-of-term market values for our investment in operating leases.  Continuation of higher credit losses for our loan and lease portfolios and lower expected end-of-term market values for our investment in operating leases is also expected to have an adverse effect on our future results of operations. Refer to Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition” for a further discussion of the COVID-19 pandemic impact on the provision for credit losses and depreciation expense.

Increasing unemployment levels, lack of consumer credit availability, and reduction in household income during a period of economic contraction has affected some of our customers’ ability to make their scheduled payments.  We are offering payment relief options to our customers and dealers impacted by COVID-19.  Unlike the payment relief options offered for natural disasters, such as hurricanes, floods, tornadoes and wildfires, which were limited to the affected geographies, the COVID-19 payment relief options are being offered nationwide, and may not be successful in reducing future increases to our provision for credit losses.  The payment relief options we offered to customers and dealers included finance contract extensions, lease deferred payments, temporary interest deferrals for dealer floorplan financing, and principal payment deferral options for dealer real estate and working capital loans.  Our payment relief programs currently allow existing customers to defer their loan or lease payments for up to 120 days and waive certain fees, but with interest continuing to accrue.  We may terminate, or modify the scope, duration and terms of, our COVID-19 payment relief programs at any time.  Accounts with payment extensions and deferrals under our COVID-19 relief programs are not considered past due.  From March 13, 2020 through May 31, 2020, we granted payment extensions and deferrals to approximately 13% of our retail customers and 11% of our lease customers.  For comparison, from March 13, 2019 through May 31, 2019, TMCC had granted payment extensions and deferrals for retail and lease customers who requested payment relief to approximately 1% of our retail customers and 0.5% of our lease customers.  The COVID-19 pandemic has increased our expected residual value losses and adversely affected our business, fourth quarter and fiscal 2020 results of operations, and may continue to do so if there is not a substantial recovery.  We also temporarily suspended outbound collection activities in states with state-wide stay-at-home orders and repossession activities nationwide for a period of time, but have since resumed outbound collection activities in nearly all states. Due to the duration of, and number of customers and dealers participating in, our payment relief programs, we expect that our future results of operations will also be adversely impacted.

While industry-wide vehicle sales and sales incentives in the U.S. were relatively consistent for the majority of fiscal 2020 as compared to fiscal 2019 both experienced a significant decline at the end of our fiscal year as a result of the sharp decline in economic conditions caused by the COVID-19 pandemic.  Our business is substantially dependent on upon the sale of Toyota and Lexus vehicles, which declined significantly beginning in the second half of March 2020 and continued into May 2020 as dealers temporarily closed showrooms and adjusted their operations and consumers adjusted their behavior in response to restrictions designed to slow the spread of COVID-19 and an unprecedented increase in unemployment claims and a significant decline in consumer confidence and spending.  Consistent with the decline in Toyota and Lexus vehicle sales, we experienced significant declines of approximately 38% in financing volume and 45% in the number of insurance agreements issuances from April 1, 2020 through May 31, 2020 compared to April 1, 2019 through May 31, 2019.  We expect that these trends will continue to have an adverse effect on our results of operations.  To mitigate these trends, dealers have increased their utilization of online sales channels and we have partnered with TMNA to offer competitive incentive programs, including first payment deferred 90 days on select Toyota and Lexus models.  A sustained decline in vehicle sales, could have a material adverse effect on the sale of our financing and insurance products, dealer profitability and creditworthiness, and our future results of operations.

During the fourth quarter of the fiscal year, capital markets experienced significant disruption and volatility as a result of the COVID-19 pandemic. While our ability to access the capital markets remains largely intact, our funding spreads have increased across both short-term and long-term markets and our long-term credit ratings have been downgraded or put on negative outlook and may be subject in the future to further actions or downgrades by credit rating agencies.  For liquidity purposes, we hold cash in excess of our immediate funding needs.  Subsequent to our fiscal year end, from April 1, 2020 through May 31, 2020 we raised an additional $15.3 billion through the public secured and unsecured capital markets and private term loan and asset-backed securitization credit markets, excluding commercial paper issuances.  As of May 31, 2020, we maintained excess funds of $22.1 billion.  As of May 31, 2020, we and our co-borrowers had $15.7 billion in committed, undrawn bank credit facilities and we had an additional $4.1 billion in stand-alone committed, undrawn bank credit facilities.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.  For additional information, refer to our Liquidity and Capital Resources section.

Nearly all of our workforce has been temporarily transitioned to a remote work arrangement to mitigate health risks.  Our remote work arrangements have been designed to allow for continued operation of all business-critical functions. The length of time we may be required to operate under these circumstances remains uncertain.  While we have not experienced material adverse disruptions to our internal operations, we continue to monitor for evolving risks and developments.  In addition, from March 23, 2020 to May 8, 2020, TMNA suspended production at all of its automobile and components plants in North America at various times due to the increasing social and economic impact of the COVID-19 pandemic and a significant decline in vehicle demand.  Although TMNA and many of its suppliers are resuming production, unexpected delays affecting the supply chain or logistics network could negatively impact dealer inventory levels, vehicle sales, the sale of our financing and insurance products, dealer profitability and creditworthiness, and our future results of operations.

The extension of curtailed economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, or delayed consumer response once restrictions have been lifted could have further negative impact on used vehicle values, consumer economics, dealerships, and auction sites, which could have a material adverse impact on the future results of operations.  If the number of our customers and dealers experiencing hardship increases or it becomes necessary to further extend our payment relief options, it could have a material adverse effect on our business, financial condition and our future results of operations.

Although the duration and severity of the COVID-19 pandemic is uncertain, and its ultimate impact on our results of operations is difficult to predict, it could have material adverse effect on our business, financial condition and our future results of operations.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2020	2019	2018
Net income:
Finance operations[1]	$684	$593	$3,178
Insurance operations[1]	229	202	232
Total net income	$913	$795	$3,410

[1]	Refer to Note 14 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Fiscal 2020 Compared to Fiscal 2019

Our consolidated net income was $913 million in fiscal 2020, compared to $795 million in fiscal 2019.  The increase in net income for fiscal 2020 compared to fiscal 2019 was primarily due to a $389 million increase in total financing revenues, an $89 million decrease in depreciation on operating leases, a $71 million decrease in provision for income taxes, and a $30 million increase in investment and other income, net, partially offset by a $218 million increase in provision for credit losses, a $176 million increase in operating and administrative expense, and a $87 million increase in interest expense.

Our overall capital position increased $0.9 billion, bringing total shareholder’s equity to $14.5 billion at March 31, 2020, as compared to $13.6 billion at March 31, 2019.  Our debt increased to $97.7 billion at March 31, 2020 from $92.9 billion at March 31, 2019.  Our debt-to-equity ratio decreased to 6.7 at March 31, 2020 from 6.8 at March 31, 2019.

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

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
(Dollars in millions)	2020	2019	2018	2020 to 2019	2019 to 2018
Financing revenues:
Operating lease	$8,775	$8,694	$8,167	1%	6%
Retail	2,558	2,235	1,974	14%	13%
Dealer	696	711	576	(2)%	23%
Total financing revenues	12,029	11,640	10,717	3%	9%
Depreciation on operating leases	6,820	6,909	7,041	(1)%	(2)%
Interest expense	2,854	2,769	1,863	3%	49%
Net financing revenues	2,355	1,962	1,813	20%	8%

Investment and other income, net	155	188	140	(18)%	34%
Net financing and other revenues	2,510	2,150	1,953	17%	10%

Expenses:
Provision for credit losses	590	372	401	59%	(7)%
Operating and administrative expenses	1,197	1,038	1,028	15%	1%
Total expenses	1,787	1,410	1,429	27%	(1)%

Income before income taxes	723	740	524	(2)%	41%
Provision (benefit) for income taxes	39	147	(2,654)	(73)%	106%

Net income from finance operations	$684	$593	$3,178	15%	(81)%

Our finance operations reported net income of $684 million and $593 million during fiscal 2020 and 2019, respectively.  The increase in net income from finance operations for fiscal 2020 compared to fiscal 2019 was primarily due to a $389 million increase in total financing revenues, an $89 million decrease in depreciation on operating leases,  and a $108 million decrease in provision for income taxes, partially offset by $218 million increase in provision for credit losses, a $159 million increase in operating and administrative expenses, and an $85 million increase in interest expense.

Financing Revenues

Total financing revenues increased 3 percent during fiscal 2020 compared to fiscal 2019 due to the following:

•	Operating lease revenues remained relatively unchanged in fiscal 2020 as compared to fiscal 2019.
•	Retail financing revenues increased 14 percent in fiscal 2020 as compared to fiscal 2019, due to higher portfolio yields as well as higher average earning asset balances.
•	Dealer financing revenues decreased 2 percent in fiscal 2020 as compared to fiscal 2019, due to lower portfolio yields partially offset by higher average earning asset balances outstanding.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 4.6 percent for fiscal 2020, compared to 4.3 percent for fiscal 2019.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $6,820 million during fiscal 2020 compared to $6,909 million during fiscal 2019.  Throughout most of fiscal 2020 we experienced lower depreciation on operating leases compared to fiscal 2019 due to lower expectations of residual value losses on our more recent originations and lower average operating units outstanding; however, the economic difficulties in the fourth quarter, as a result of the COVID-19 pandemic, resulted in a significant decline in used vehicle values at the end of the quarter and expected end-of-term market values on our investment in operating leases.  As a result, we experienced an increase in depreciation expense of $136 million in the fourth quarter of fiscal 2020 compared to fiscal 2019 due to the increase in expected residual value losses, which for fiscal 2020 substantially offset the decrease in depreciation expense from earlier in the fiscal year.

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

	Years ended March 31,
(Dollars in millions)	2020	2019	2018
Interest expense on debt	$2,488	$2,559	$1,970
Interest expense (income) on derivatives	180	(53)	(67)
Interest expense on debt and derivatives	2,668	2,506	1,903

(Gains) losses on debt denominated in foreign currencies	(703)	(1,078)	1,344
Losses (gains) on foreign currency swaps	650	1,015	(1,306)
Losses (gains) on U.S. dollar interest rate swaps	219	304	(90)
Total interest expense	$2,834	$2,747	$1,851

During fiscal 2020, total interest expense increased to $2,834 million from $2,747 million in fiscal 2019. The increase is attributable to an increase in interest expense on debt and derivatives combined with lower gains on foreign currency swaps net of losses on debt denominated in foreign currencies, partially offset by lower losses on U.S. dollar interest rate swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During fiscal 2020, interest expense on debt and derivatives increased to $2,668 million from $2,506 million in fiscal 2019, primarily due to our interest expense on pay-float swaps being offset to a lesser degree from income received on pay-fixed swaps as a result of decreases in the weighted average notional of our pay-fixed derivatives.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During fiscal 2020 and 2019, we recorded net gains of $53 million and $63 million, respectively, primarily as a result of decreases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps.  During fiscal 2020 and 2019, we recorded losses of $219 million and $304 million, respectively, as losses on our higher notional, shorter-term pay-fixed swaps exceeded the gains on our longer-term pay-float swaps, primarily as a result of decreases in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $155 million for fiscal 2020, compared to $188 million for fiscal 2019.  The decrease in investment and other income, net for fiscal 2020 compared to fiscal 2019 was primarily due to a decrease in our average marketable securities portfolio balance.

Provision for Credit Losses

We recorded a provision for credit losses of $590 million for fiscal 2020, compared to $372 million for fiscal 2019.  Throughout most of fiscal 2020, our provision for credit losses was relatively consistent compared to fiscal 2019; however, the sharp decline in economic conditions in the fourth quarter due to the COVID-19 pandemic resulted in a significant increase in probable credit losses on both our consumer and dealer portfolios for which $264 million additional provision for credit losses was recorded.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1,197 million during fiscal 2020 compared to $1,038 million during fiscal 2019.  The increase in operating and administrative expenses for fiscal 2020, compared to fiscal 2019, was due to an increase in marketing expenses in an effort to increase brand awareness, as well as increases in employee, technology, and general operating expenses.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years ended March 31,			Percentage change
	2020	2019	2018	2020 to 2019	2019 to 2018
Agreements (units in thousands)
Issued	2,593	2,475	2,489	5%	(1)%
Average in force	9,503	8,975	8,272	6%	8%

(Dollars in millions)
Insurance earned premiums and contract revenues	$933	$904	$882	3%	2%
Investment and other income, net	187	126	129	48%	(2)%
Revenues from insurance operations	1,120	1,030	1,011	9%	2%

Expenses:
Insurance losses and loss adjustment expenses	455	446	425	2%	5%
Operating and administrative expenses	364	347	329	5%	5%
Total expenses	819	793	754	3%	5%

Income before income taxes	301	237	257	27%	(8)%
Provision for income taxes	72	35	25	106%	40%

Net income from insurance operations	$229	$202	$232	13%	(13)%

Our insurance operations reported net income of $229 million for fiscal 2020 compared to $202 million for fiscal 2019.  The increase in net income from insurance operations for fiscal 2020 compared to fiscal 2019 was primarily due to a $61 million increase in investment and other income, net, partially offset by a $37 million increase in provision for income taxes.

Agreements issued increased 5 percent and the number of average in force agreements increased 6 percent during fiscal 2020 compared to fiscal 2019.  The average number of agreements in force has increased due to insurance portfolio growth in recent years, most notably in tire and wheel protection agreements, guaranteed auto protection agreements, and prepaid maintenance agreements.

Consistent with the decline in Toyota and Lexus vehicle sales, we experienced a significant decline of approximately 45% in the number of insurance agreement issuances from April 1, 2020 through May 31, 2020 compared to April 1, 2019 through May 31, 2019.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $933 million for fiscal 2020 compared to $904 million for fiscal 2019.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues in fiscal 2020 compared to fiscal 2019 was primarily due to insurance portfolio growth in recent years.

Investment and Other Income, Net

Our insurance operations reported investment and other income, net of $187 million for fiscal 2020 compared to $126 million for fiscal 2019.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity investments, and other-than-temporary impairment on available-for-sale debt securities, if any.  The increase in investment and other income, net in fiscal 2020, compared to fiscal 2019, was primarily due to increased gains from changes in fair value of equity investments and increased dividend income from our equity investments.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $455 million for fiscal 2020 compared to $446 million for fiscal 2019.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.   The increase in insurance losses and loss adjustment expenses in fiscal 2020 compared to fiscal 2019 was primarily due to increases in losses in our guaranteed auto protection agreements, tire and wheel protection agreements, and prepaid maintenance agreements, partially offset by a decrease in losses due to discontinuing the wholesale inventory insurance program in fiscal 2019.  The increase in our guaranteed auto protection losses in fiscal 2020 compared to fiscal 2019 was due to an increase in the severity of claims.  The increase in our tire and wheel protection losses in fiscal 2020 compared to fiscal 2019 was due to increases in both frequency and severity of claims.  The increase in our prepaid maintenance losses in fiscal 2020 as compared to fiscal 2019 was due to an increase in the frequency of claims.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $364 million for fiscal 2020 compared to $347 million for fiscal 2019.  The increase in operating and administrative expenses in fiscal 2020 as compared to fiscal 2019 was attributable to higher dealer back-end program expenses as well as higher product expenses driven by the continued growth of our insurance business.  Insurance dealer back-end program expenses are incentives or expense reduction programs we offer to dealers based on certain performance criteria.

Provision for Income Taxes

Our effective tax rate for fiscal 2020 and fiscal 2019 was 11 percent and 19 percent, respectively. Our overall provision for income taxes for fiscal 2020 and fiscal 2019 was $111 million and $182 million, respectively.  The decrease in the effective tax rate and provision for income taxes for fiscal 2020, compared to fiscal 2019, is primarily due to the favorable rate differential by carrying back fiscal 2019 federal net operating loss to an earlier tax year under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The decrease in the effective tax rate also reflects state tax law changes taking effect during fiscal year 2020, as well as the tax benefit from the federal tax credit for fuel cell vehicles which was extended by the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (H.R. 1865) in December 2019 and applies retroactively to fuel cell vehicles purchased on or after January 1, 2018.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
(units in thousands):	2020	2019	2018	2020 to 2019	2019 to 2018
Vehicle financing volume:[1]
New retail contracts	630	567	644	11%	(12)%
Used retail contracts	337	263	255	28%	3%
Lease contracts	470	498	516	(6)%	(3)%
Total	1,437	1,328	1,415	8%	(6)%

TMNA subvened vehicle financing volume (units included in the above table):
New retail contracts	201	316	420	(36)%	(25)%
Used retail contracts	48	35	52	37%	(33)%
Lease contracts	426	471	481	(10)%	(2)%
Total	675	822	953	(18)%	(14)%

Market share:[2]	63.4%	59.8%	61.6%
[1]

Total financing volume was comprised of approximately 79 percent Toyota, 17 percent Lexus, and 4 percent non-Toyota/Lexus for fiscal 2020. Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus and 3 percent non-Toyota/Lexus for both fiscal 2019 and fiscal 2018.

[2]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus dealers, is substantially dependent upon TMNA new sales volume, the level of TMNA sponsored subvention and other incentive programs, as well as TMCC competitive rate and other incentive programs.  Despite the economic downturn, which had a negative impact at the end of the fiscal year, and lower levels of subvention throughout the year, our financing volume increased 8 percent and our market share increased approximately 4 percentage points in fiscal 2020, respectively, compared to fiscal 2019, as a result of TMNA and TMCC cash incentive programs and other competitive rate programs offered throughout fiscal 2020.

While industry-wide vehicle sales and sales incentives in the U.S. were relatively consistent for the majority of fiscal 2020 as compared to fiscal 2019 both experienced a significant decline at the end of our fiscal year as a result of the sharp decline in economic conditions caused by the COVID-19 pandemic.  Our business is substantially dependent upon the sale of Toyota and Lexus vehicles, which declined significantly beginning in the second half of March 2020 and continued into May 2020 as dealers temporarily closed showrooms and adjusted their operations, and consumers adjusted their behavior in response to restrictions designed to slow the spread of COVID-19, an unprecedented level of unemployment claims and a significant decline in consumer confidence and spending.  Consistent with the decline in Toyota and Lexus vehicle sales, we experienced a significant decline of approximately 38% in financing volume from April 1, 2020 through May 31, 2020 compared to April 1, 2019 through May 31, 2019.  We expect that these trends will continue to have an adverse effect on our results of operations.  To mitigate these trends, dealers have increased their utilization of online sales channels and we have partnered with TMNA to offer competitive incentive programs, including first payment deferred 90 days on select Toyota and Lexus models.  A sustained decline in vehicle sales, could have a material adverse effect on the sale of our financing and insurance products, dealer profitability and creditworthiness, and our future results of operations.

The composition of our net earning assets is summarized below:

	Years ended March 31,			Percentage change
(Dollars in millions)	2020	2019	2018	2020 to 2019	2019 to 2018
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$56,364	$53,016	$52,378	6%	1%
Dealer financing, net[1]	17,632	17,501	17,269	1%	1%
Total finance receivables, net	73,996	70,517	69,647	5%	1%
Investments in operating leases, net	36,387	37,927	38,697	(4)%	(2)%
Net earning assets	$110,383	$108,444	$108,344	2%	-%

Average original contract term in months
Lease contracts[2]	36	37	37
Retail contracts[3]	69	67	66

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers[1]	938	956	988	(2)%	(3)%
Dealers outside of the Toyota/Lexus dealer network	386	372	364	4%	2%
Total number of dealers receiving wholesale financing	1,324	1,328	1,352	-%	(2)%

Dealer inventory outstanding (units in thousands)	294	309	334	(5)%	(7)%
[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[2]	Lease contract terms range from 24 months to 60 months.
[3]	Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Despite the economic downturn, which had a negative impact at the end of the fiscal year, and lower levels of subvention throughout the year, our new retail contract volume increased 11 percent during fiscal 2020 compared to fiscal 2019 as a result of TMNA and TMCC cash incentive programs and other competitive rate programs offered throughout fiscal 2020.  Our retail finance receivables, net increased 6 percent at March 31, 2020 as compared to March 31, 2019 as a result of an increase in retail contract volume and in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 6 percent, compared to fiscal 2019 primarily due to lower levels of subvention.  Our investments in operating leases, net, decreased 4 percent at March 31, 2020 as compared to March 31, 2019, due to decreased lease contract volume.

Dealer Financing and Earning Assets

Dealer financing, net remained relatively unchanged at March 31, 2020, as compared to March 31, 2019, as an increase in working capital loans was largely offset by decreases in dealer inventory outstanding.

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

Residual Values at Lease Inception

Residual values of lease vehicles are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, macroeconomic forecasts, historical portfolio trends, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix and level of used vehicle supply, current and projected used vehicle values, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, and fuel prices.  We use various channels to sell vehicles returned at lease-end.  Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing – Remarketing” for additional information on remarketing.

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

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2020, 2019, and 2018 and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our lease portfolio by period:

	Years ended March 31,			Percentage Change
				2020 to	2019 to
(Units in thousands)	2020	2019	2018	2019	2018
Scheduled maturities	562	578	460	(3)%	26%

Vehicles sold through:
Dealer Direct program
Grounding dealer	119	114	93	4%	23%
Dealer Direct online program	60	57	38	5%	50%
Physical auction	137	137	117	-%	17%
Total vehicles sold at lease termination	316	308	248	3%	24%

Scheduled maturities decreased 3 percent in fiscal 2020 compared to fiscal 2019.  Despite the decreases in scheduled maturities, vehicles sold at lease termination increased 3 percent in fiscal 2020 compared to fiscal 2019, primarily due to a reduction in inventory of off-lease vehicles.  Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing - Remarketing” for additional information on disposal of lease vehicles.

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

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years ended March 31,			Percentage Change
	2020	2019	2018	2020 to 2019	2019 to 2018
Depreciation on operating leases (dollars in millions)	$6,820	$6,909	$7,041	(1)%	(2)%
Average operating lease units outstanding (in thousands)	1,400	1,473	1,469	(5)%	-%

We recorded depreciation expense on operating leases of $6,820 million for fiscal 2020, compared to $6,909 million for fiscal 2019.  Throughout most of fiscal 2020, we experienced lower depreciation on operating leases compared to fiscal 2019 due to lower expectations of residual value losses on our more recent originations and lower average operating units outstanding; however, the economic difficulties in the fourth quarter, as a result of the COVID-19 pandemic, resulted in a significant decline in used vehicle values at the end of the quarter and estimated end-of-term market values on our operating leases.  As a result, we experienced an increase in depreciation expense of $136 million in the fourth quarter of fiscal 2020 compared to fiscal 2019 due to the increase in expected residual value losses, which for fiscal 2020 substantially offset the lower depreciation expense from earlier in the fiscal year.

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

Factors Affecting Consumer Portfolio Credit Risk

Economic Factors

General economic conditions such as changes in unemployment rates, housing values, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, inflation, household disposable income and unforeseen events such as natural disasters or health epidemics, among other factors, can influence both default frequency and loss severity.

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

The following table provides information related to our credit loss experience:

	Years ended March 31,
	2020	2019	2018
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.44%	0.39%	0.44%
Operating leases	0.15%	0.23%	0.31%
Total	0.34%	0.34%	0.39%

Default frequency as a percentage of outstanding Contracts	1.22%	1.45%	1.46%
Average loss severity per unit[1]	$7,859	$7,281	$7,497

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[2]
Finance receivables[3]	0.41%	0.34%	0.32%
Operating leases[3]	0.34%	0.27%	0.27%
Total	0.39%	0.31%	0.30%

[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross earning assets remained relatively unchanged at 0.34 percent at both March 31, 2020 and March 31, 2019.  Default frequency as a percentage of outstanding contracts decreased to 1.22 percent for fiscal 2020 compared to 1.45 percent for fiscal 2019, primarily due to a continued focus on late stage collection activities.  During fiscal 2020, we implemented new strategies in an effort to optimize insurance collections that required additional time and effort to analyze and process vehicle total loss accounts.  Implementation of the new strategies temporarily increased our delinquency rates and impacted our default frequency and average loss severity. Our average loss severity for fiscal 2020 increased to $7,859 from $7,281 in fiscal 2019 primarily due to the new strategies discussed above as well as higher average amounts financed.  Our aggregate balances for accounts 60 or more days past due increased to 0.39 percent for fiscal 2020 compared to 0.31 percent for fiscal 2019 primarily as a result of the new strategies discussed above.

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

The following table provides information related to our allowance for credit losses:

	Years ended March 31,
(Dollars in millions)	2020	2019	2018
Allowance for credit losses at beginning of period	$602	$597	$622
Charge-offs	(470)	(464)	(516)
Recoveries	95	97	90
Provision for credit losses	590	372	401
Allowance for credit losses at end of period	$817	$602	$597

	Years ended March 31,
	2020	2019	2018
Allowance for credit losses as a percentage of gross earning Assets
Finance receivables	0.97%	0.70%	0.66%
Operating leases	0.25%	0.27%	0.35%
Total	0.73%	0.55%	0.55%

Our allowance for credit losses increased $215 million from $602 million at March 31, 2019 to $817 million at March 31, 2020.  The total allowance for credit losses as a percentage of gross earning assets was 0.73 percent for fiscal 2020, compared to 0.55 percent in fiscal 2019.  The allowance for credit losses as a percentage of gross earning assets for finance receivables increased to 0.97 percent in fiscal 2020 from 0.70 percent in fiscal 2019. The increase in the allowance is primarily due to higher probable credit losses on our retail consumer and dealer portfolios of $233 million as of March 31, 2020 as a result of the economic impact of COVID-19 in March 2020.  The allowance for credit losses as a percentage of gross earning assets for operating leases decreased to 0.25 percent in fiscal 2020 from 0.27 percent in fiscal 2019 due to lower credit loss experience; however, the decrease in credit loss experience was partially offset by an increase in probable credit losses on the lease portfolio of $31 million as of March 31, 2020 as a result of the economic impact of COVID-19.  A sustained economic slowdown as a result of COVID-19 with continued high levels of unemployment and a decline in consumer confidence and spending, or future changes in the economy that impact the consumer such as increasing interest rates, a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in further increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices, as a result of government restrictions enacted as a result of COVID-19 or otherwise, could also increase our allowance for credit losses.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth.  For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $2.4 billion to $8.8 billion with an average balance of $5.4 billion during fiscal 2020.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.

During the fourth quarter of the fiscal year, and subsequent to our fiscal year-end, capital markets experienced significant disruption and volatility as a result of the COVID-19 pandemic.  While our ability to access the capital markets remains largely intact, our funding spreads have increased across both short-term and long-term markets and our long-term credit ratings have been downgraded or put on negative outlook and may be subject in the future to further actions or downgrades by credit rating agencies.  For liquidity purposes, we hold cash in excess of our immediate funding needs.  Subsequent to our fiscal year end, from April 1, 2020 through May 31, 2020, we raised an additional $15.3 billion through the public secured and unsecured capital markets and private term loan and asset-backed securitization credit markets, excluding commercial paper issuances.  As of May 31, 2020, we maintained excess funds of $22.1 billion.  As of May 31, 2020, we and our co-borrowers had $15.7 billion in committed, undrawn bank credit facilities and we had $4.1 billion in stand-alone committed, undrawn bank credit facilities.  We also have access to liquidity under a $5.0 billion credit facility with TMS, which as of March 31, 2020 was drawn upon for the principal amount of $3.0 billion and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	March 31, 2020			March 31, 2019
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$27,040	$26,968	1.85%	$25,374	$25,273	2.62%
U.S. medium term note ("MTN") program	33,658	33,527	2.44%	33,540	33,397	2.82%
Euro medium term note ("EMTN") program	17,074	16,974	1.69%	15,916	15,810	1.90%
Other debt	5,705	5,703	2.06%	6,045	6,041	3.12%
Total Unsecured notes and loans payable	83,477	83,172	2.07%	80,875	80,521	2.60%
Secured notes and loans payable	14,597	14,568	2.13%	12,421	12,401	2.62%
Total debt	$98,074	$97,740	2.08%	$93,296	$92,922	2.60%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper[1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2019	$25,374	$33,540	$15,916	$6,045	$80,875
Issuances	1,666	10,323	2,745	3,899	18,633
Maturities and terminations	-	(10,205)	(1,016)	(4,200)	(15,421)
Non-cash changes in foreign currency rates	-	-	(571)	(39)	(610)
Balance at March 31, 2020	$27,040	$33,658	$17,074	$5,705	$83,477
Issuances during the two months ended May 31, 2020	$13,891	$7,000	$-	$3,405	$24,296

[1]	Changes in Commercial paper are shown net in fiscal 2020 due to its short duration within Issuances.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs ranged from approximately $24.7 billion to $28.7 billion during fiscal 2020, with an average outstanding balance of $26.7 billion.  Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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
EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2019, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion, or the equivalent in other currencies, of which €15.3 billion was available for issuance at May 31, 2020.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

We may borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.  Amounts borrowed from affiliates are recorded in Other liabilities on our Consolidated Balance Sheets and are therefore excluded from Debt amounts.

Secured notes and loans payable

Asset-backed securitization of our earning asset portfolio provides us with an alternative source of funding.  We regularly execute public or private securitization transactions.

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2019	$12,421
Issuances	10,120
Maturities and terminations	(7,944)
Balance at March 31, 2020	$14,597
Issuances during the two months ended May 31, 2020	$4,987

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2020 and 2019, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2020. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2020, TMCC had committed bank credit facilities totaling $4.6 billion, of which, $2.5 billion and $2.1 billion mature in fiscal 2021 and 2023, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2020 and 2019.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with TMS, an affiliate, expiring in fiscal 2022.  This credit facility was drawn upon as of March 31, 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, maturing on September 30, 2020.  The amount is recorded in Other liabilities on our Consolidated Balance Sheet and will be used for general corporate purposes.

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
•

cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to $92,989 at March 31, 2020; and

•

make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2020, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of March 31, 2020, we had no hedge accounting derivatives.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	March 31,	March 31,
(Dollars in millions)	2020	2019
Gross derivatives assets, net of credit valuation adjustment	$1,437	$544
Less: Counterparty netting	(966)	(441)
Less: Collateral held	(420)	(42)
Derivative assets, net	$51	$61

Gross derivative liabilities, net of credit valuation adjustment	$3,116	$1,407
Less: Counterparty netting	(966)	(441)
Less: Collateral posted	(2,105)	(940)
Derivative liabilities, net	$45	$26

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2020, we held excess collateral of $10 million which we did not use to offset derivative assets, and we posted excess collateral of $1 million which we did not use to offset derivative liabilities.  As of March 31, 2019, we held excess collateral of $2 million which we did not use to offset derivative assets, and we posted excess collateral of $17 million which we did not use to offset derivative liabilities.

LIBOR TRANSITION

In July 2017, the U.K. Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after calendar year 2021.  We have exposures to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.  To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we have established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs.  Our efforts under this initiative include monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.  For example, we are evaluating SOFR, among other alternatives and actions, as a potential alternative reference rate to LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed purchase transactions.

We are also actively assessing how the discontinuation of LIBOR could impact accounting and financial reporting.  We also continue to monitor the activities of the standard setters such as the FASB, which has issued new accounting standard updates that provide certain relief related to the transition away from LIBOR.  For example, in March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as further discussed in Note 1 to the Consolidated Financial Statements.  This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform.  We are currently in the process of evaluating the amendments.

Refer to Part I, Item 1A. Risk Factors – “Our results of operations, financial condition and cash flows may be adversely affected by changes in interest rates, foreign currency exchange rates and market prices” for further discussion.

OFF-BALANCE-SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bond obligations that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  Other than this fee, there are no corresponding expenses or cash flows arising from our guarantees.  The nature, business purpose, and amounts of these guarantees are described in Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Commitments

We provide fixed and variable rate credit facilities to dealers and various multi-franchise organizations referred to as dealer groups.  These credit facilities are typically used for facilities refurbishment, real estate purchases, business acquisitions, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by the individual or corporate guarantees of the affiliated dealers, dealer groups, or dealer principals when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of dealer support required for the facility and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional discussion and disclosure.

We have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2020, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2020 and 2019, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have certain obligations to make future payments under contracts and commitments.  Aggregate contractual obligations and commitments in existence at March 31, 2020 are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	2021	2022	2023	2024	2025	Thereafter
Debt [1]	$99,519	$51,784	$19,688	$12,414	$4,042	$5,095	$6,496
Estimated interest payments for debt [2]	$4,558	1,389	907	569	353	232	1,108
Estimated net payments (receipts) under interest rate swap agreements[2]	$(3)	383	181	41	(28)	(38)	(542)
Premises occupied under lease	$139	21	23	15	12	10	58
Purchase obligations [3]	$15	15	-	-	-	-	-
Total	$104,228	$53,592	$20,799	$13,039	$4,379	$5,299	$7,120

[1]

Debt reflects the remaining principal obligation.  Our foreign currency debt is stated in U.S. dollars at amounts representing our contractual obligations under the foreign currency swaps that are used to hedge the corresponding debt.  Debt excludes unamortized premium/discount of $170 million and debt issuance costs of $164 million, net of foreign currency adjustments of $1,445 million.  Debt also excludes the principal amount drawn on the revolving credit facility with TMS of $3.0 billion which is recorded in Other liabilities in our Consolidated Balance Sheet.

[2]	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2020.
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

The contractual obligations and commitments in the above table do not include term loans and revolving lines of credit we extend to dealers and dealer groups as the amount and timing of future payments is uncertain.  Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional discussion and disclosure.

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

Sensitivity Analysis

At March 31, 2020, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation expense by approximately $114 million.  If the forecasted end-of-term market value of a leased vehicle is less than the contractual residual value, additional depreciation expense is recorded.

At March 31, 2020, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation expense by approximately $32 million.  Adjustments are made on a straight-line basis over the remaining terms of the leases and are included in Investment in operating leases, net in our Consolidated Balance Sheets and in Depreciation on operating leases in our Consolidated Statements of Income.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The majority of our credit losses are related to our consumer portfolio.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the consumer portfolio would have resulted in a change in the allowance for credit losses of $58 million as of March 31, 2020.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100 basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the “-100bp” scenario for both March 31, 2020 and 2019.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2020	$(11.0)	$44.1
March 31, 2019	$(9.7)	$10.1

Our net interest cash flow sensitivity results from the “+100bp” scenario show a slightly liability-sensitive position on March 31, 2020 and on March 31, 2019.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement strategies to protect our net interest margins from the potential negative effects of changes in interest rates.

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

All of our derivative counterparties to which we had credit exposure at March 31, 2020 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements permit multiple transactions to be cancelled and settled with a single net balance paid to either party in the event of default or other termination event outside the normal course of business, such as a ratings downgrade of either party to the contract.  These ISDA Master Agreements also contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2020, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our investments in marketable securities distribution by credit rating as of:

	March 31, 2020
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$160	$176	$176	$-	$-	$-	$-
Municipal debt securities	9	11	2	8	1	-	-
Certificates of deposit	250	249	-	-	249	-	-
Commercial paper	604	601	-	-	601	-	-
Corporate debt securities	188	197	-	16	112	66	3
Mortgage-backed securities	95	95	59	12	10	3	11
Asset-backed securities	75	72	13	5	33	12	9
Total available-for-sale debt securities:	$1,381	$1,401	$250	$41	$1,006	$81	$23
Equity investments		$2,419	$194	$855	$796	$574	$-
Total		$3,820	$444	$896	$1,802	$655	$23

	March 31, 2019
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$213	$212	$205	$2	$-	$-	$5
Municipal debt securities	9	11	2	8	1	-	-
Certificates of deposit	50	50	-	-	50	-	-
Commercial paper	70	70	-	70	-	-	-
Corporate debt securities	160	162	-	14	62	81	5
Mortgage-backed securities	75	75	40	3	2	5	25
Asset-backed securities	52	53	12	2	17	3	19
Total available-for-sale debt securities:	$629	$633	$259	$99	$132	$89	$54
Equity investments		$2,275	$-	$412	$1,316	$522	$25
Total		$2,908	$259	$511	$1,448	$611	$79

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended March 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

June 4, 2020

We have served as the Company’s auditor since 1983.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2020	2019	2018
Financing revenues:
Operating lease	$8,775	$8,694	$8,167
Retail	2,558	2,235	1,974
Dealer	696	711	576
Total financing revenues	12,029	11,640	10,717
Depreciation on operating leases	6,820	6,909	7,041
Interest expense	2,834	2,747	1,851
Net financing revenues	2,375	1,984	1,825

Insurance earned premiums and contract revenues	933	904	882
Investment and other income, net	322	292	257
Net financing revenues and other revenues	3,630	3,180	2,964

Expenses:
Provision for credit losses	590	372	401
Operating and administrative	1,561	1,385	1,357
Insurance losses and loss adjustment expenses	455	446	425
Total expenses	2,606	2,203	2,183

Income before income taxes	1,024	977	781
Provision (benefit) for income taxes	111	182	(2,629)

Net income	$913	$795	$3,410

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended March 31,
	2020	2019	2018
Net income	$913	$795	$3,410
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax (provision) benefit of ($4), ($5) and $6, respectively]	13	11	(29)
Reclassification adjustment for net (gains) losses on available-for-sale marketable securities included in investment and other income, net [net of tax (benefit) provision of $0, ($3) and $16, respectively]	(1)	9	(25)
Other comprehensive income (loss)	12	20	(54)
Comprehensive income	$925	$815	$3,356

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

	March 31,	March 31,
	2020	2019
ASSETS
Cash and cash equivalents	$6,790	$2,198
Restricted cash and cash equivalents	1,739	985
Investments in marketable securities	3,820	2,908
Finance receivables, net	73,996	70,517
Investments in operating leases, net	36,387	37,927
Other assets	2,823	1,981
Total assets	$125,555	$116,516

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$97,740	$92,922
Deferred income taxes	5,458	5,452
Other liabilities	7,854	4,564
Total liabilities	111,052	102,938

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2020 and 2019	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	15	3
Retained earnings	13,571	12,658
Total shareholder's equity	14,503	13,578
Total liabilities and shareholder's equity	$125,555	$116,516

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	March 31,	March 31,
	2020	2019
ASSETS
Finance receivables, net	$12,375	$11,075
Investments in operating leases, net	5,586	5,307
Other assets	131	192
Total assets	$18,092	$16,574

LIABILITIES
Debt	$14,568	$12,401
Other liabilities	12	12
Total liabilities	$14,580	$12,413

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at March 31, 2017	$915	$2	$25	$8,582	$9,524

Net income	-	-	-	3,410	3,410
Other comprehensive loss, net of tax	-	-	(54)	-	(54)
Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Cumulative-effect of change in accounting policy	-	-	12	(122)	(110)
Net income	-	-	-	795	795
Other comprehensive income, net of tax	-	-	20	-	20
Dividends, net of tax	-	-	-	(7)	(7)
Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Net income	-	-	-	913	913
Other comprehensive income, net of tax	-	-	12	-	12
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$913	$795	$3,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,930	7,023	7,123
Recognition of deferred income	(2,485)	(2,346)	(2,003)
Provision for credit losses	590	372	401
Amortization of deferred costs	707	617	607
Foreign currency and other adjustments to the carrying value of debt, net	(515)	(938)	1,502
Net gains from investments in marketable securities	(47)	(2)	(41)
Net change in:
Derivative assets	10	-	(10)
Other assets and accrued interest	(482)	(86)	(117)
Deferred income taxes	2	156	(2,578)
Derivative liabilities	19	20	(40)
Other liabilities	122	324	81
Net cash provided by operating activities	5,764	5,935	8,335

Cash flows from investing activities:
Purchase of investments in marketable securities	(2,392)	(1,251)	(7,137)
Proceeds from sales of investments in marketable securities	345	1,740	1,376
Proceeds from maturities of investments in marketable securities	1,200	2,457	5,580
Acquisition of finance receivables	(29,375)	(24,686)	(25,713)
Collection of finance receivables	25,668	24,082	24,100
Net change in wholesale and certain working capital receivables	(2)	(89)	388
Acquisition of investments in operating leases	(15,350)	(16,068)	(16,575)
Disposals of investments in operating leases	11,775	11,395	9,821
Long term loans to affiliates	(600)	(569)	-
Payments on long term loans from affiliates	25	36	-
Net change in financing support provided to affiliates	-	-	755
Other, net	(51)	(63)	(79)
Net cash used in investing activities	(8,757)	(3,016)	(7,484)

Cash flows from financing activities:
Proceeds from issuance of debt	26,847	21,153	21,768
Payments on debt	(23,375)	(23,624)	(23,814)
Net change in commercial paper	1,861	(2,022)	664
Loan from affiliate	3,000	-	-
Net change in financing support provided by affiliates	16	(2)	5
Dividend paid	(10)	-	-
Net cash provided by (used in) financing activities	8,339	(4,495)	(1,377)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	5,346	(1,576)	(526)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	3,183	4,759	5,285
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$8,529	$3,183	$4,759
Supplemental disclosures:
Interest paid, net	$2,568	$2,239	$1,722
Income taxes paid, net	$269	$42	$8

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

•

Insurance - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for vehicle and payment protection products sold by dealers in the U.S. Our vehicle and payment protection products include vehicle service agreements, guaranteed auto protection agreements, prepaid maintenance agreements, excess wear and use agreements, tire and wheel protection agreements, key replacement protection, and used vehicle limited warranty agreements.  TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.  Although the vehicle and payment protection products are generally not regulated as insurance products, for ease of reference we collectively refer to the group of products provided by TMIS herein as “insurance products.”

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus dealers.  As of March 31, 2020, approximately 23 percent of retail and lease contracts were concentrated in California, 11 percent in Texas, 7 percent in New York, and 5 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2020, approximately 25 percent of insurance policies and contracts were concentrated in California, 6 percent in New York, and 5 percent in Maryland, New Jersey, and Virginia, respectively.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

Other Matters

On April 16, 2019, we announced that we will restructure our field operations over the next two years to better serve our dealer partners by streamlining our field office structure into three regional locations and investing in new technology.  This restructure is expected to be completed in fiscal year 2021 and costs associated with this restructure are not expected to be significant.

As of April 1, 2020, TMCC began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”).  We currently offer exclusive private label automotive retail, lease, and dealer financing products and services marketed under the brand Mazda Financial Services to Mazda customers and dealers in the United States.  TMCC’s agreement with Mazda is for an initial term of approximately five years.  We intend to leverage our existing processes and personnel to service the newly originated assets, and we expect to make certain technology investments to support the Mazda program.  TMCC will not acquire any existing Mazda assets or liabilities pursuant to the agreement and we do not expect launch costs to be significant through fiscal year 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies (Continued)

Accounting Guidance Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This guidance introduces a new impairment model based on expected losses rather than incurred losses for certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The FASB subsequently issued guidance amending and clarifying aspects of the new impairment model.  This ASU and the related amendments are effective for us on April 1, 2020.  Upon adoption of the guidance on April 1, 2020, based on our current loan portfolio attributes and forecasts of future economic conditions, we estimate an increase in our allowance for credit losses on finance receivables of approximately $292 million and a corresponding reduction to our opening retained earnings, net of income taxes.  Additionally, the adoption of this ASU and the related amendments will not have a material impact to our available-for-sale debt securities portfolio.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The applicable provisions of this ASU are effective for us on April 1, 2020. The adoption of guidance related to Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, will not have a material impact on our consolidated financial statements. Our adoption status for Topic 326, Financial Instruments—Credit Losses is discussed above.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met.  Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made.  The provisions of this update are available until December 31, 2022, when the reference rate replacement activity is expected to have completed.  We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Restricted cash and cash equivalents

Restricted cash and cash equivalents include customer collections on securitized receivables to be distributed to investors as payments on the related secured notes and loans payable, which are primarily related to securitization trusts.  Restricted cash equivalents may also contain proceeds from certain debt issuances for which the use of the cash is restricted.

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

All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income.  Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income, net within our Consolidated Statements of Income.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Investments in marketable securities consisted of the following:

	March 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$160	$16	$-	$176
Municipal debt securities	9	2	-	11
Certificates of deposit	250	-	(1)	249
Commercial paper	604	-	(3)	601
Corporate debt securities	188	10	(1)	197
Mortgage-backed securities:
U.S. government agency	47	2	-	49
Non-agency residential	1	-	-	1
Non-agency commercial	47	-	(2)	45
Asset-backed securities	75	-	(3)	72
Total available-for-sale debt securities	$1,381	$30	$(10)	$1,401
Equity investments				2,419
Total investments in marketable securities				$3,820

	March 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$213	$2	$(3)	$212
Municipal debt securities	9	2	-	11
Certificates of deposit	50	-	-	50
Commercial paper	70	-	-	70
Corporate debt securities	160	3	(1)	162
Mortgage-backed securities:
U.S. government agency	35	-	-	35
Non-agency residential	1	-	-	1
Non-agency commercial	39	-	-	39
Asset-backed securities	52	1	-	53
Total available-for-sale debt securities	$629	$8	$(4)	$633
Equity investments				2,275
Total investments in marketable securities				$2,908

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of March 31, 2020 and 2019.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Years ended March 31,
	2020	2019	2018
Available-for-sale debt securities:
Realized gains (losses)	$9	$(12)	$41
Other-than-temporary impairment	$(8)	$-	$-

Equity investments:
Unrealized gains recognized	$41	$14
Realized gains on sales	$5	$-

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	March 31, 2020
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$878	$874
Due after 1 year through 5 years	128	132
Due after 5 years through 10 years	115	123
Due after 10 years	90	105
Mortgage-backed and asset-backed securities[1]	170	167
Total	$1,381	$1,401

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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff.  As of March 31, 2020 and 2019, all finance receivables were classified as held-for-investment.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net (Continued)

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2020	2019
Retail receivables	$44,414	$42,621
Securitized retail receivables	12,674	11,318
Dealer financing	17,873	17,696
	74,961	71,635

Deferred origination costs	890	695
Deferred income	(1,128)	(1,314)
Allowance for credit losses
Retail and securitized retail receivables	(486)	(304)
Dealer financing	(241)	(195)
Total allowance for credit losses	(727)	(499)
Finance receivables, net	$73,996	$70,517

Contractual maturities on retail receivables and dealer financing are as follows:

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2021	$14,437	$13,267
2022	13,358	1,476
2023	11,780	876
2024	9,103	676
2025	5,696	454
Thereafter	2,714	1,124
Total	$57,088	$17,873

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

Dealer Products Portfolio Segment

The dealer products portfolio segment consists of three classes of finance receivables: wholesale, real estate and working capital.  All loans outstanding for an individual dealer or dealer group, which includes affiliated entities, are aggregated and evaluated collectively by dealer or dealer group.  This reflects the interconnected nature of financing provided to our individual dealer and dealer group customers, and their affiliated entities.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default;
•	Credit Watch – Account designated for elevated attention;
•	At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors; and
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables:

	Retail loan
	March 31,	March 31,
	2020	2019
Aging of finance receivables:
Current	$56,064	$53,047
30-59 days past due	717	657
60-89 days past due	203	162
90 days or greater past due	104	73
Total	$57,088	$53,939

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net (Continued)

	Wholesale		Real estate		Working capital
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019	2020	2019
Credit quality indicators:
Performing	$8,750	$9,155	$3,974	$4,019	$3,132	$2,448
Credit Watch	962	1,127	576	554	195	70
At Risk	92	152	55	84	92	63
Default	22	6	23	14	-	4
Total	$9,826	$10,440	$4,628	$4,671	$3,419	$2,585

Past Due Finance Receivables by Class

Substantially all finance receivables do not involve recourse to the dealer in the event of customer default.  Finance receivables include contracts in bankruptcy and contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell.  Contracts for which vehicles have been repossessed are excluded.

The following tables summarize the aging of finance receivables by class:

	March 31, 2020
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$717	$203	$104	$1,024	$56,064	$57,088	$66
Wholesale	-	-	-	-	9,826	9,826	-
Real estate	-	-	1	1	4,627	4,628	-
Working capital	-	-	-	-	3,419	3,419	-
Total	$717	$203	$105	$1,025	$73,936	$74,961	$66

	March 31, 2019
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$657	$162	$73	$892	$53,047	$53,939	$47
Wholesale	-	-	1	1	10,439	10,440	-
Real estate	-	-	-	-	4,671	4,671	-
Working capital	-	-	4	4	2,581	2,585	-
Total	$657	$162	$78	$897	$70,738	$71,635	$47

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

The following table summarizes the information related to our impaired loans by class of finance receivables:

	Impaired		Individually evaluated
	finance receivables		allowance
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Impaired account balances individually evaluated for impairment with an allowance:
Wholesale	$104	$161	$18	$28
Real estate	72	93	9	11
Working capital	92	67	38	60
Total	$268	$321	$65	$99

Impaired account balances individually evaluated for impairment without an allowance:
Wholesale	$93	$130
Real estate	148	152
Working capital	19	20
Total	$260	$302

Impaired account balances aggregated and evaluated for impairment:
Retail loan	$253	$231

Total impaired account balances:
Retail loan	$253	$231
Wholesale	197	291
Real estate	220	245
Working capital	111	87
Total	$781	$854
The primary source of interest income recognized on the loans in the table above is from performing troubled debt restructurings.  Interest income on impaired finance receivables and interest income recognized using a cash-basis method of accounting during fiscal 2020 and 2019 were not significant.  As of March 31, 2020 and 2019, the impaired finance receivables balance for accounts in the dealer products portfolio segment that were on nonaccrual status was $288 million and $329 million, respectively, and there were no charge-offs against the allowance for credit losses for these finance receivables. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

As of March 31, 2020 and 2019, impaired finance receivables in the retail loan portfolio segment recorded at the fair value of the collateral less estimated selling costs were not significant and therefore excluded from the table above.  Refer to Note 5 – Allowance for Credit Losses for details related to the retail loan portfolio segment’s impaired account balances which are aggregated and evaluated for impairment when determining the allowance for credit losses.

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

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2020 and 2019 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2020 and 2019.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2020 and 2019, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

We have offered several programs to provide relief to customers and dealers during the COVID-19 pandemic.  These programs, which were broadly available to our customers and dealers, included payment extensions and deferrals.  We concluded that these programs did not meet troubled debt restructuring criteria.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Investments in Operating Leases, Net

In conjunction with the April 1, 2019 adoption of ASU 2016-02 as described in Note 1 – Basis of Presentation and Significant Accounting Policies, we updated our accounting policies and disclosures below.

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

Vehicle Lease Residual Values

Contractual residual values of vehicle lease contracts are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, macroeconomic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, vehicle features and specifications, the mix and level of used vehicle supply, the level of current used vehicle values, and fuel prices.  We are exposed to a risk of loss to the extent the customer returns the vehicle and the value of the vehicle is lower than the residual value estimated at inception of the lease and if the number of returned vehicles is higher than anticipated.

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

We use various channels to sell vehicles returned at lease-end. Upon disposition, the difference between the net book value of the lease and the proceeds received from the disposition of the asset, including any insurance proceeds is recorded as an adjustment to Depreciation on operating leases.

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2020 and 2019, there was no impairment in our investment in operating leases portfolio.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Investments in Operating Leases, Net (Continued)

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2020	2019
Investments in operating leases	$40,698	$42,869
Securitized investments in operating leases	7,940	7,532
	48,638	50,401
Deferred origination (fees) and costs, net	(223)	(225)
Deferred income	(1,962)	(2,085)
Accumulated depreciation	(9,976)	(10,061)
Allowance for credit losses	(90)	(103)
Investments in operating leases, net	$36,387	$37,927

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2021	$5,981
2022	3,772
2023	1,339
2024	106
2025	5
Thereafter	-
Total	$11,203

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

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years ended March 31,
	2020	2019
Allowance for credit losses at beginning of period	$602	$597
Charge-offs	(470)	(464)
Recoveries	95	97
Provision for credit losses	590	372
Allowance for credit losses at end of period	$817	$602

During the fourth quarter of 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic, which resulted in a $264 million of additional provision for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses for finance receivables and finance receivables by portfolio segment:

	Year ended March 31, 2020
Allowance for Credit Losses for Finance Receivables:	Retail loan	Dealer products	Total
Beginning balance, April 1, 2019	$304	$195	$499
Charge-offs	(358)	(12)	(370)
Recoveries	50	-	50
Provision for credit losses	490	58	548
Ending balance, March 31, 2020	$486	$241	$727

Ending balance: Individually evaluated for impairment	$-	$65	$65
Ending balance: Collectively evaluated for impairment	$486	$176	$662

Finance Receivables:
Ending balance, March 31, 2020	$57,088	$17,873	$74,961
Ending balance: Individually evaluated for impairment	$-	$528	$528
Ending balance: Collectively evaluated for impairment	$57,088	$17,345	$74,433

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $253 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of March 31, 2020, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2020 includes $1,047 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”) and $140 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Allowance for Credit Losses (Continued)

	Year ended March 31, 2019
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

The ending balance of finance receivables collectively evaluated for impairment in the above table includes approximately $231 million of finance receivables within the retail loan portfolio segment that are specifically identified as impaired.  These amounts are aggregated within their respective portfolio segment when determining the allowance for credit losses as of March 31, 2019, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses is not significant and would not be materially different if the amounts had been individually evaluated for impairment.  The ending balance of finance receivables for the dealer products portfolio segment collectively evaluated for impairment as of March 31, 2019 includes $1,091 million in finance receivables that are guaranteed by TMNA and $132 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

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

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle asset and liability positions and offset cash collateral with the same counterparty on a net basis.  Changes in the fair value of our derivative instruments are recognized as a component of Interest expense in our Consolidated Statements of Income.  The derivative instruments are included as a component of Other assets or Other liabilities in our Consolidated Balance Sheets.

Offsetting of Derivatives

The accounting guidance permits the net presentation on our Consolidated Balance Sheets of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists.  When we meet this condition, we elect to present such balances on a net basis.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2020, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	March 31, 2020		March 31, 2019
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$30,362	$1,410	$49,254	$472
Foreign currency swaps	488	27	2,771	72
Total	$30,850	$1,437	$52,025	$544

Counterparty netting		(966)		(441)
Collateral held		(420)		(42)
Carrying value of derivative contracts – Other assets		$51		$61

Other liabilities:
Interest rate swaps	$69,079	$1,826	$57,593	$622
Foreign currency swaps	13,181	1,290	9,796	785
Total	$82,260	$3,116	$67,389	$1,407

Counterparty netting		(966)		(441)
Collateral posted		(2,105)		(940)
Carrying value of derivative contracts – Other liabilities		$45		$26

As of March 31, 2020 and 2019, we held excess collateral of $10 million and $2 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets.  As of March 31, 2020 and 2019, we posted excess collateral of $1 million and $17 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years ended March 31,
	2020	2019	2018
Interest expense on debt	$2,488	$2,559	$1,970
Interest expense (income) on derivatives	180	(53)	(67)
Interest expense on debt and derivatives	2,668	2,506	1,903

(Gains) losses on debt denominated in foreign currencies	(703)	(1,078)	1,344
Losses (gains) on foreign currency swaps	650	1,015	(1,306)
Losses (gains) on U.S. dollar interest rate swaps	219	304	(90)
Total interest expense	$2,834	$2,747	$1,851

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	March 31, 2020			March 31, 2019
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$83,477	$83,172	2.07%	$80,875	$80,521	2.60%
Secured notes and loans payable	14,597	14,568	2.13%	12,421	12,401	2.62%
Total debt	$98,074	$97,740	2.08%	$93,296	$92,922	2.60%

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

Future
Years ending March 31,	debt maturities
2021	$51,489
2022	19,170
2023	11,942
2024	3,973
2025	5,012
Thereafter[1]	6,488
Unamortized premiums, discounts and debt issuance costs	(334)
Total debt	$97,740

1 Unsecured and secured notes and loans payable mature on various dates through fiscal 2049.

Unsecured notes and loans payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $27.0 billion and $25.3 billion as of March 31, 2020 and 2019, respectively.

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

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities as described below:

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2019, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates re-entered into a $5.0 billion 364 day syndicated bank credit facility, a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2021, 2023, and 2025, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross default provisions and limitations on certain consolidations, mergers and sale of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2020 and 2019.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2020, TMCC had committed bank credit facilities totaling $4.6 billion, of which, $2.5 billion and $2.1 billion mature in fiscal 2021 and 2023, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2020 or 2019. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with TMS expiring in fiscal 2022.  This credit facility was drawn upon as of March 31, 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, maturing on September 30, 2020.  The amount is recorded in Other liabilities on our Consolidated Balance Sheet and will be used for general corporate purposes.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	March 31, 2020
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$694	$12,375	$5	$10,933	$10
Investments in operating leases	302	5,586	126	3,635	2
Total	$996	$17,961	$131	$14,568	$12

	March 31, 2019
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$630	$11,075	$6	$9,202	$10
Investments in operating leases	355	5,307	186	3,199	2
Total	$985	$16,382	$192	$12,401	$12

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Variable Interest Entities (Continued)

Restricted Cash, including cash equivalents, shown in the previous table represents collections from the underlying Net Securitized Assets shown in the previous table and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net Securitized Assets shown in the previous table are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,182 million and $1,486 million of securities retained by TMCC at March 31, 2020 and 2019, respectively.  Other Liabilities represents accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate, TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets at March 31, 2020 and 2019 and revenues earned from these dealers during fiscal 2020, 2019 and 2018 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of March 31, 2020 and 2019 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2020	2019
Commitments:
Credit facilities commitments with dealers	$1,226	$1,378
Commitments under operating lease agreements	139	144
Total commitments	1,365	1,522
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$1,465	$1,622

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

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $36 million for fiscal 2020 and $30 million for both fiscal 2019 and fiscal 2018.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the table above include $102 million and $97 million for facilities leases with affiliates at March 31, 2020 and 2019, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

Years ending March 31,	Amounts due on operating lease liabilities as of March 31, 2020
2021	$21
2022	23
2023	15
2024	12
2025	10
Thereafter	58
Total	$139
Present value discount	(19)
Total operating lease liability	$120

Years ending March 31,	Future minimum lease payments as of March 31, 2019
2020	$22
2021	19
2022	20
2023	12
2024	10
Thereafter	61
Total	$144

Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

March 31,
2020
ROU assets	$114
Lease liabilities	$120
Weighted average remaining lease term (in years)	9.29
Weighted average discount rate	3.05%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$23
Supplemental non-cash information
ROU assets obtained in exchange for operating lease obligations	$17

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2020 and 2019.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2020, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2020 and 2019, no amounts have been recorded under these indemnification provisions.

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

We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably probable loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably probable that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 10 – Pension and Other Benefit Plans

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were not significant for fiscal 2020, 2019 and 2018.

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

TMCC employer contributions to the savings plan were not significant for fiscal 2020, 2019 and 2018.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain medical care and life insurance benefits to eligible retired employees.  Generally, in order to be eligible for these benefits, the employee must be age 55 or older with 10 or more years of service.

Other post-retirement benefit costs allocated to TMCC were not significant for fiscal 2020, 2019 and 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes

We use the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current fiscal year’s provision for income taxes.

TMCC files a consolidated federal income tax return with TFSIC and its subsidiaries.  Current and deferred federal income taxes are allocated to TMCC as if it were a separate taxpayer.  TMCC’s net operating losses and tax credits are utilized when those losses and credits are used by TFSIC and its subsidiaries including TMCC in the consolidated federal income tax return.  TMCC files either separate or consolidated/combined state income tax returns with TMNA, TFSIC, or subsidiaries of TMCC.  State income tax expense is generally recognized as if TMCC and its subsidiaries filed their tax returns on a stand-alone basis.  In those states where TMCC and its subsidiaries join in the filing of consolidated or combined income tax returns, TMCC and its subsidiaries are allocated their share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss.  Based on the federal and state tax sharing agreements, TFSIC and TMCC and its subsidiaries pay for their share of the income tax expense and are reimbursed for the benefit of any of their tax losses and credits utilized in the federal and state income tax returns.

The provision (benefit) for income taxes consisted of the following:

	Years ended March 31,
	2020	2019	2018
Current
Federal	$(19)	$(55)	$(45)
State	120	76	(10)
Foreign	8	4	3
Total	109	25	(52)

Deferred
Federal	145	207	(2,625)
State	(141)	(49)	48
Foreign	(2)	(1)	-
Total	2	157	(2,577)
Provision (benefit) for income taxes	$111	$182	$(2,629)

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2020	2019	2018
Provision for income taxes at U.S. federal statutory tax rate	21.0%	21.0%	31.6%
State and local taxes (net of federal tax benefit)	4.0%	4.6%	4.8%
Effect of state tax law changes	(3.9)%	(1.3)%	(0.1)%
Federal tax credits	(3.7)%	(1.0)%	(1.1)%
Tax rate differential from tax loss carryback	(5.6)%	(2.8)%	-
Adjustment for prior year provision to return differences	(1.0)%	(1.4)%	0.4%
Revaluation of federal deferred tax liability from TCJA	-	-	(371.6)%
Other, net	-	(0.5)%	(0.6)%
Effective tax rate	10.8%	18.6%	(336.6)%

The amounts in Federal tax credits include tax benefits from alternative fuel vehicle credits and foreign tax credits for fiscal 2020, and plug-in vehicle credits and research and development credits for fiscal 2020, 2019, and 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

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

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2020	2019
Liabilities:
Lease transactions	$5,180	$7,121
State taxes, net of federal tax benefit	629	847
Insurance dealer commissions	254	235
Mark-to-market of investments in marketable securities and derivatives	14	44
Other	83	53
Deferred tax liabilities	$6,160	$8,300

Assets:
Provision for credit and residual value losses	370	361
Deferred costs and fees	188	192
Net operating loss and tax credit carryforwards	100	2,297
Lease obligations	25	-
Other	32	22
Deferred tax assets	715	2,872
Valuation allowance	(13)	(24)
Net deferred tax assets	$702	$2,848
Net deferred income tax liability[1]	$5,458	$5,452

1  Balance includes deferred tax liabilities attributable to unrealized gains or losses included in accumulated other comprehensive income or loss, net of $4 million and $1 million at March 31, 2020 and 2019, respectively. The change in this balance is not included in total deferred tax expense.

We have deferred tax assets related to cumulative state net operating loss carry forwards of $37 million at March 31, 2020, compared to $2.1 billion in federal net operating loss deferred tax assets and $147 million in state net operating loss deferred tax assets at March 31, 2019, respectively. We have no deferred tax assets related to cumulative federal net operating loss carry forwards at March 31, 2020.  Some state net operating loss carryforwards have no expiration while others expire beginning in fiscal 2022.

We have deferred tax assets related to federal tax credits for alternative fuel vehicles and plug-in vehicles, research and development, and foreign tax of $52 million, $10 million, $1 million, at March 31, 2020, respectively. This is compared to deferred tax assets related to federal tax credits for plug-in vehicles, research and development, foreign tax, and alternative minimum tax of $38 million, $14 million, $3 million, and $12 million at March 31, 2019, respectively.  The federal tax credit carryforwards will expire beginning in fiscal 2028.

The deferred tax assets related to foreign tax credit and state tax net operating loss carryforwards are reduced by a valuation allowance of $13 million and $24 million at March 31, 2020 and March 31, 2019, respectively.  The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, other than the deemed repatriation tax that is provided pursuant to the TCJA, state and local taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2020 and 2019, these unremitted earnings totaled $243 million and $233 million, respectively.  Determination of the amount of the deferred state and local tax liability is not practicable, and accordingly no estimate of the unrecorded deferred state and local tax liability is provided.

Although we do not foresee any events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

At March 31, 2020, we had an income tax payable of $47 million for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries. Our share of the income tax payable or receivable in those states where we filed consolidated or combined returns with TMNA and its subsidiaries was not significant at March 31, 2019.  Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, TFSB, and Toyota Financial Services Securities USA Corporation, was not significant for both March 31, 2020 and 2019.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain. The change in unrecognized tax benefits are as follows:

	March 31,
	2020	2019	2018
Balance at beginning of the year	$7	$6	$6
Increases related to positions taken during the current year	12	1	-
Balance at end of year	$19	$7	$6

At March 31, 2020, 2019 and 2018 approximately $17 million, $6 million and $6 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate.  The remaining amounts in the respective unrecognized tax benefits at March 31, 2020, 2019 and 2018 are related to timing matters.  During fiscal 2020, $11 million of the increase in unrecognized tax benefits had an effect on the effective tax rate. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2020, 2019, and 2018, accrued interest was not significant and no penalties were accrued.

Tax-related Contingencies

As of March 31, 2020, we remained under IRS examination for fiscal 2020, fiscal 2019, and fiscal 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions

The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Years ended March 31,
	2020	2019	2018
Net financing revenues:
Manufacturer's subvention and other revenues	$2,065	$1,930	$1,590
Depreciation on operating leases	$(59)	$(24)	$(12)

Interest expense:
Credit support fees, interest and other expenses	$96	$96	$95

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$181	$181	$182

Investment and other income, net:
Interest and other income	$26	$16	$13

Expenses:
Operating and administrative expenses	$102	$95	$80
Insurance losses and loss adjustment expenses[1]	$-	$(3)	$(3)

[1]	Amount includes the transfer of insurance losses and loss adjustment expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

	March 31,	March 31,
	2020	2019
Assets:
Cash and cash equivalents
Commercial paper	$276	$-

Investments in marketable securities
Commercial paper	$601	$70

Finance receivables, net
Accounts receivable	$112	$150
Deferred retail subvention income	$(1,065)	$(1,257)

Investments in operating leases, net
Investments in operating leases, net	$(100)	$1
Deferred lease subvention income	$(1,941)	$(2,062)

Other assets
Notes receivable	$1,175	$601
Other receivables, net	$97	$11

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$344	$337
Other payables, net	$220	$147
Notes payable	$3,032	$16

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of March 31, 2020 and 2019, the subvention receivable from TMNA was $113 million and $171 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of March 31, 2020 and March 31, 2019, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

In addition, TMCC receives support from and provides financing support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements.  As of March 31, 2020 and 2019, total financing support available from affiliates totaled approximately $8.4 billion and $8.5 billion, respectively.  As of March 31, 2020 and 2019, total financing support available to affiliates totaled approximately $6.8 billion and $5.4 billion, respectively.  These amounts include TMCC’s increased financing support provided to Toyota Financial Services Mexico, S.A. de C.V. of $1.5 billion in May 2019. The amounts outstanding under these agreements are recorded in Other assets and Other liabilities in our Consolidated Balance Sheets at March 31, 2020 and 2019.

In March 2020, we drew upon our revolving credit facility with TMS for a principal amount of $3.0 billion with an interest rate of 1.86%, maturing on September 30, 2020.  The amount is recorded in Other liabilities on our Consolidated Balance Sheet and will be used for general corporate purposes.

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

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 9 – Commitments and Contingencies.

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines.  At March 31, 2020 and 2019, we had $22 million and $23 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

Shared Service Arrangements with Affiliates

TMCC is subject to the following shared service agreements:

•

TMCC incurs costs under various shared service agreements with TMNA and other affiliates.  Services provided by affiliates under the shared service agreements include certain technological and administrative services, such as information systems support, facilities, insurance coverage, human resources and other corporate services.  TMCC may also participate and incur costs in shared marketing efforts with TMNA.

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
•

TMCC is party to a lease agreement with TMNA for our headquarters facility in Plano, Texas, expiring in 2032, our Customer Service Center located in Cedar Rapids, Iowa, expiring in 2029, and our Dallas Data Center expiring in 2026.  The lease commitments are described in Note 9 – Commitments and Contingencies.

•

In conjunction with the April 1, 2019 adoption of ASU 2016-02, Leases, as described in Note 1 – Basis of Presentation and Significant Accounting Policies, we recorded ROU assets and lease liabilities, which include amounts for facility leases with affiliates.  As of March 31, 2020, the amounts for both affiliate related ROU assets and lease liabilities were $85 million.

•

Subvention receivable represents amounts due from TMNA and other affiliates in support of retail and lease subvention and other cash incentive programs offered by TMCC.  Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention and other revenues primarily represent the earned portion of such amounts.

•	Investment in operating leases includes contractual residual value support received from affiliates which are recognized as an offset to depreciation expense over the life of the contract.
•

TMCC is a participating employer in certain retirement, post-retirement medical care and life insurance benefits sponsored by TMNA.  Refer to Note 10 – Pension and Other Benefit Plans for additional information.

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

•

Affiliate insurance premiums and contract revenues primarily represent revenues from TMIS for coverage and related administrative services provided to TMNA and affiliates.  This includes contractual indemnity coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles and related administrative services for TMNA’s certified pre-owned vehicle program and umbrella liability policy.  TMIS provides umbrella liability insurance to TMNA and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded a reinsurer.

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

Recurring Fair Value Measurements

Cash Equivalents and Restricted Cash Equivalents

The fair value of cash equivalents and restricted cash equivalents approximates the carrying value and these instruments are classified as Level 1 within the fair value hierarchy.

Investments in marketable securities

We estimate the value of our AFS debt securities using observed transaction prices, independent third-party pricing valuation vendors, and internal valuation models.

We may hold investments in actively traded open-end and private placement equity investments.  Where the equity investments produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the equity investment and classify the investment as Level 1 within the fair value hierarchy.  The fair value of equity investments that produce a daily net asset value that is not quoted in an active market is estimated using the net asset value per share (or its equivalent) as practical expedient and are excluded from leveling in the fair value hierarchy.

In addition, we may hold individual securities where valuation methodologies and inputs to valuation models depend on the security type, thus they may be classified differently in the leveling hierarchy.  Where possible, quoted prices in active markets for identical or similar securities are used to determine the fair value of the investment securities; those securities are classified as Level 1 or 2, respectively.  Where quoted prices in active markets are not available, we use various valuation models for each asset class that are consistent with what market participants use.  The inputs and assumptions to the models are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data.  These investments are generally classified as Level 2 within the fair value hierarchy, however depending on the significance of the unobservable inputs they may also be classified as Level 3.

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

For derivatives that trade in liquid markets, model inputs can generally be verified and do not require significant management judgment.  These derivative instruments are classified as Level 2 within the fair value hierarchy.

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For such derivatives, key inputs to the valuation process include quotes from counterparties and other market data used to corroborate and adjust values where appropriate.  Other market data includes values obtained from a market participant that serves as a third party valuation vendor.  These derivative instruments are classified as Level 3 within the fair value hierarchy.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment.  Nonrecurring fair value items as of March 31, 2020 and 2019 were not significant.

Impaired Dealer Finance Receivables

For finance receivables within the dealer products portfolio segment for which there is evidence of impairment, we may measure impairment based on discounted cash flows, the loan’s observable market price or the fair value of the underlying collateral if the loan is collateral-dependent.  If the loan is collateral-dependent, the fair values of impaired finance receivables are reported at fair value on a nonrecurring basis.  The methods used to estimate the fair value of the underlying collateral depends on the specific class of finance receivable.  For finance receivables within the wholesale class of finance receivables, the collateral value is generally based on wholesale market value or liquidation value for new and used vehicles.  For finance receivables within the real estate class of finance receivables, the collateral value is generally based on appraisals.  For finance receivables within the working capital class of finance receivables, the collateral value is generally based on the expected liquidation value of the underlying dealership assets.  Adjustments may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.  As these valuations utilize unobservable inputs, our impaired finance receivables are classified as Level 3 within the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Financial Instruments Not Carried at Fair Value

Finance Receivables

Our finance receivables consist of retail loans and dealer financing loans, which are comprised of wholesale, real estate and working capital financing.  Retail finance receivables are primarily valued using a securitization model that incorporates expected cash flows.  Cash flows expected to be collected are estimated using contractual principal and interest payments adjusted for specific factors, such as prepayments, extensions, default rates, loss severity, credit scores, and collateral type.  The securitization model utilizes quoted secondary market rates if available, or estimated market rates that incorporate management's best estimate of investor assumptions about the portfolio.  The dealer financing portfolio is valued using a discounted cash flow model.  Discount rates are derived based on market rates for equivalent portfolio bond ratings.  As these valuations utilize unobservable inputs, our finance receivables are classified as Level 3 within the fair value hierarchy.

Unsecured notes and loans payable

The fair value of commercial paper is assumed to approximate the carrying value due to its short duration and generally negligible credit risk.  We validate this assumption by recalculating the fair value of our commercial paper using quoted market rates.  Commercial paper is classified as Level 2 within the fair value hierarchy.

Other unsecured notes and loans payable are primarily valued using current market rates and credit spreads for debt with similar maturities.  Our valuation models utilize observable inputs such as standard industry curves; therefore, we classify these unsecured notes and loans payables as Level 2 within the fair value hierarchy.  When observable inputs are not available for all assumptions, we estimate the fair value using internal assumptions such as volatility and expected credit losses.  As these valuations utilize unobservable inputs, we classify these unsecured notes and loans payable as Level 3 within the fair value hierarchy.

Secured notes and loans payable

Fair value is estimated based on current market rates and credit spreads for debt with similar maturities.  We also use internal assumptions, including prepayment speeds and expected credit losses on the underlying securitized assets, to estimate the timing of cash flows to be paid on these instruments.  As these valuations utilize unobservable inputs, our secured notes and loans payables are classified as Level 3 within the fair value hierarchy.

Other liabilities

Our other liabilities include notes payable to related parties.  As these notes are short term in nature, the carrying value is deemed to approximate fair value and they are classified as Level 3 within the fair value hierarchy.

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

	March 31, 2020
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$174	$2	$-	$-	$176
Municipal debt securities	-	11	-	-	11
Certificates of deposit	-	249	-	-	249
Commercial paper	-	601	-	-	601
Corporate debt securities	-	197	-	-	197
Mortgage-backed securities:
U.S. government agency	-	49	-	-	49
Non-agency residential	-	-	1	-	1
Non-agency commercial	-	-	45	-	45
Asset-backed securities	-	-	72	-	72
Available-for-sale debt securities total	174	1,109	118	-	1,401
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					746
Total return bond funds	1,673	-	-	-	1,673
Equity investments total	1,673	-	-	-	2,419
Investments in marketable securities total	1,847	1,109	118	-	3,820
Derivative assets:
Interest rate swaps	-	1,410	-	-	1,410
Foreign currency swaps	-	27	-	-	27
Counterparty netting and collateral	-	-	-	(1,386)	(1,386)
Derivative assets total	-	1,437	-	(1,386)	51
Assets at fair value	1,847	2,546	118	(1,386)	3,871
Derivative liabilities:
Interest rate swaps	-	(1,826)	-	-	(1,826)
Foreign currency swaps	-	(1,290)	-	-	(1,290)
Counterparty netting and collateral	-	-	-	3,071	3,071
Liabilities at fair value	-	(3,116)	-	3,071	(45)
Net assets at fair value	$1,847	$(570)	$118	$1,685	$3,826

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  Transfers between levels of the fair value hierarchy during the years ended March 31, 2020 and 2019 resulted from changes in the transparency of inputs and were not significant.

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Year ended March 31, 2020
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2019	$40	$53	$93	$1	$94
Total gains (losses)
Included in net income	(1)	(2)	(3)	18	15
Included in other comprehensive income	(2)	(4)	(6)	-	(6)
Purchases, issuances, sales, and settlements
Purchases	10	38	48	-	48
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	(1)	(13)	(14)	6	(8)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	(25)	(25)
Fair value, March 31, 2020	$46	$72	$118	$-	$118
The amount of change in unrealized gains (losses) included in net income attributable to assets held at the reporting date				$18	$18

	Year ended March 31, 2019
					Total net
				Derivative	assets
	Available-for-sale debt securities			instruments, net	(liabilities)

			Total
	Mortgage-	Asset-	available-	Interest
	backed	backed	for-sale debt	rate
	securities	securities	securities	swaps
Fair value, April 1, 2018	$31	$39	$70	$(21)	$49
Total gains (losses)
Included in net income	-	-	-	29	29
Included in other comprehensive income	-	1	1	-	1
Purchases, issuances, sales, and settlements
Purchases	16	32	48	-	48
Issuances	-	-	-	-	-
Sales	-	(4)	(4)	-	(4)
Settlements	(7)	(15)	(22)	(7)	(29)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, March 31, 2019	$40	$53	$93	$1	$94
The amount of change in unrealized gains (losses) included in net income attributable to assets held at the reporting date				$29	$29

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the years ended March 31, 2020 and 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2020
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value

Financial assets
Finance receivables, net
Retail loan	$56,360	$-	$-	$57,303	$57,303
Wholesale	9,672	-	-	9,637	9,637
Real estate	4,544	-	-	4,140	4,140
Working capital	3,308	-	-	2,811	2,811

Financial liabilities
Unsecured notes and loans payable	$83,172	$-	$82,429	$560	$82,989
Secured notes and loans payable	14,568	-	-	14,608	14,608

	March 31, 2019
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value

Financial assets
Finance receivables, net
Retail loan	$53,013	$-	$-	$53,247	$53,247
Wholesale	10,293	-	-	10,369	10,369
Real estate	4,550	-	-	4,534	4,534
Working capital	2,510	-	-	2,554	2,554

Financial liabilities
Unsecured notes and loans payable	$80,521	$-	$79,056	$2,313	$81,369
Secured notes and loans payable	12,401	-	-	12,428	12,428

The carrying value of each class of finance receivables includes accrued interest and deferred fees and costs, net of deferred income and the allowance for credit losses.  Finance receivables, net excludes related party transactions, for which the fair value approximates the carrying value, of $109 million and $148 million at March 31, 2020 and 2019, respectively.  Fair values of related party finance receivables, net are classified as Level 3 within the fair value hierarchy.

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

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Year ended March 31, 2020
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$12,029	$-	$-	$12,029
Depreciation on operating leases	6,820	-	-	6,820
Interest expense	2,854	-	(20)	2,834
Net financing revenues	2,355	-	20	2,375

Insurance earned premiums and contract revenues	-	933	-	933
Investment and other income, net	155	187	(20)	322
Net financing and other revenues	2,510	1,120	-	3,630

Expenses:
Provision for credit losses	590	-	-	590
Operating and administrative expenses	1,197	364	-	1,561
Insurance losses and loss adjustment expenses	-	455	-	455
Total expenses	1,787	819	-	2,606

Income before income taxes	723	301	-	1,024
Provision for income taxes	39	72	-	111

Net income	$684	$229	$-	$913

Total assets	$121,180	$5,520	$(1,145)	$125,555

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

For the year ended March 31, 2020 and 2019, respectively, approximately 84 percent of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under ASU 2014-09.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the years ended March 31, 2020 and 2019.

We had $2.2 billion and $2.4 billion of unearned insurance premiums and contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2019 and March 31, 2020, respectively.  We recognized $673 million of the unearned amounts in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during fiscal 2020.  We expect to recognize as revenue approximately $700 million in fiscal 2021 and $1.7 billion thereafter.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities in our Consolidated Balance Sheets. These accruals arising from contractual agreements entered into by TMIS are not significant as of March 31, 2020 and 2019.  Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Selected Quarterly Financial Data

	Unaudited
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Year ended March 31, 2020:
Financing revenues:
Operating lease	$2,184	$2,197	$2,212	$2,182
Retail	589	638	661	670
Dealer	190	183	171	152
Total financing revenues	2,963	3,018	3,044	3,004
Depreciation on operating leases	1,625	1,583	1,712	1,900
Interest expense	697	613	755	769
Net financing revenues	641	822	577	335

Insurance earned premiums and contract revenues	229	232	231	241
Investment and other income, net	118	97	57	50
Net financing revenues and other revenues	988	1,151	865	626

Expenses:
Provision for credit losses	75	61	128	326
Operating and administrative	337	358	406	460
Insurance losses and loss adjustment expenses	113	115	116	111
Total expenses	525	534	650	897

Income (loss) before income taxes	463	617	215	(271)
Provision (benefit) for income taxes	104	158	34	(185)
Net income (loss)	$359	$459	$181	$(86)

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of June 4, 2020.

Name	Age	Position
Mark S. Templin	59	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSIC;
		Director and Group Chief Operating Officer, TFSC

Scott Cooke	49	Director, Group Vice President and Chief Financial Officer, TMCC Chief Financial Officer, TFSIC

Ron Chu	62	Group Vice President – Accounting and Finance, TMCC Officer, Tax, TFSIC

Pete Carey	56	Group Vice President and President of Mazda Financial Services, TMCC

Alec Hagey	54	Group Vice President – Sales, Product, and Marketing, TMCC

Ellen L. Farrell	55	Vice President, General Counsel and Secretary, TMCC; Secretary, TFSIC

Mao Saka	49	Director and Treasurer, TMCC

Mike Owens	58	Group Vice President and Chief Risk Officer, TMCC;
		Director and Chairman, TFSB

Anna Sampang	50	Group Vice President – Service Operations, TMCC

Akihiro Fukutome	57	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Chief Officer, Sales Financial Business Group, TMC

Tetsuo Ogawa	60	Director, TMCC; Director, President and Chief Operating Officer, TMNA; Operating Officer and Chief Executive Officer, North America Region, TMC

Robert Carter	60	Director, TMCC; Director and President, TMS; Executive Vice President-Sales, TMNA;

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

Mr. Cooke was named Director of TMCC and Chief Financial Officer of TFSIC in June 2019, Chief Financial Officer of TMCC in April 2019 and has served as a Group Vice President since December 2017.  Prior to his appointment to the Chief Financial Officer position, Mr. Cooke served as Group Vice President of Treasury, Business Intelligence, Analytics and Finance of TMCC from February 2019 to April 2019. From December 2017 to January 2019, he held the position of Group Vice President, Chief Risk Officer.  Mr. Cooke served as Vice President, Chief Risk Officer from July 2015 to December 2017.  Prior to that, he served as Corporate Manager, Product Planning for North American Products at TMS from July 2014 to July 2015.  From August 2012 to July 2014, Mr. Cooke held the position of Corporate Manager, Dealer Credit.  Mr. Cooke first joined TMCC in June 2003.

Mr. Chu was named Group Vice President – Accounting and Finance of TMCC in September 2019 and Officer, Tax of TFSIC in June 2019.  He previously served as Group Vice President and Chief Accounting Officer of TMCC from January 2017 to September 2019.  Mr. Chu also served as Vice President, Accounting & Tax of TMCC from June 2010 to January 2017.  He previously served as Officer, Tax of TFSIC from January 2017 to August 2018 and Vice President, Tax of TFSIC from April 2011 to January 2017.  From September 2007 to June 2010, Mr. Chu served as Corporate Manager, Tax.  Mr. Chu joined TMCC in March 2002 as National Manager, Tax.  Prior to joining TMCC, he served as Director of Tax for Asia Global Crossing and Senior Manager for KPMG, LLP, in Los Angeles.  Mr. Chu is a Certified Public Accountant licensed in California.

Mr. Carey was named Group Vice President and President of Mazda Financial Services of TMCC in September 2019.  He previously served as Group Vice President – Service Operations of TMCC from December 2018 to September 2019.  Mr. Carey also served as Group Vice President – Sales, Product and Marketing of TMCC from January 2017 to December 2018.  Prior to this, he served as Vice President and General Manager of the San Francisco region at TMS from February 2014 to January 2017, as Vice President – Sales of TMCC from April 2011 to February 2014 and as Corporate Manager, Commercial Finance from April 2009 to April 2011. Mr. Carey first joined TMCC in 1993.

Mr. Hagey was named Group Vice President – Sales, Product and Marketing of TMCC in December 2018. He previously served as Vice President and General Manager of the Los Angeles region at TMS from January 2015 to December 2018. Prior to this, Mr. Hagey served as Vice President of Marketing of TMS from December 2013 to January 2015. Mr. Hagey first joined TMS in 1990.

Ms. Farrell was named Vice President, General Counsel and Secretary of TMCC and Secretary of TFSIC in May 2020.  She previously served as Vice President – Social Innovation and Executive Advisor – Legal of TMNA from November 2019 to May 2020.  Prior to this, Ms. Farrell served as Vice President and Interim General Counsel of TMCC from May 2019 to November 2019, Secretary of TMCC from May 2019 to February 2020 and Secretary of TFSIC from June 2019 to February 2020.  Prior to this, she served as Vice President, Deputy General Counsel of TMNA from May 2017 to November 2019.  Ms. Farrell served as Assistant General Counsel of TMS from May 2015 to May 2017 and as Senior Managing Counsel of TMS from August 2011 to May 2015.  Ms. Farrell first joined TMS in 1999.

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

Mr. Owens was named Group Vice President and Chief Risk Officer of TMCC in May 2020 and has served as Director and Chairman of TFSB since September 2019.  He previously served as Vice President and Chief Risk Officer of TMCC from January 2019 to May 2020.  Prior to this, Mr. Owens served as Vice President – Risk and Dealer Credit of TMCC from April 2018 to January 2019.  From January 2012 to April 2018, he served as President and Chief Executive Officer of TFSB and, from August 2016 to April 2018, Mr. Owens also served as Director of TFSB.  Prior to this, he served as Corporate Manager – Banking Products and Chief Risk Officer of TFSB from December 2008 to January 2012.  Mr. Owens first joined TFSB in September 2002.

Ms. Sampang was named Group Vice President – Service Operations in September 2019. She previously served as Vice President, Service Operations Strategy, Planning and Support of TMCC from April 2017 to September 2019. Ms. Sampang also served as Corporate Manager, Service Operations Strategy, Planning and Support for TMCC from September 2013 to March 2017. Prior to this, she served as Chief Operations Officer for Toyota Financial Savings Bank from January 2012 to September 2013. Ms. Sampang first joined TMS in 1993.

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

Mr. Ogawa was named Director of TMCC, Director, President and Chief Operating Officer of TMNA and Chief Executive Officer, North America Region of TMC in April 2020.  He also was named Operating Officer of TMC in January 2019.  Prior to this, he served as Chief Operating Officer, North America Region from January 2019 to April 2020 and Deputy Chief Officer - External and Public Affairs Group of TMC from January 2019 to July 2019. Mr. Ogawa served as Executive Vice President of TMNA from April 2017 to March 2020 and Senior Managing Officer of TMC from January 2018 to January 2019.  He also served as Chief Administrative Officer – North America Region of TMC from April 2017 to January 2019.  Prior to this, Mr. Ogawa served as Managing Officer of TMC from April 2015 to January 2018 and Deputy Chief Executive Officer – China Region of TMC and President, Toyota Motor (China) Investment Co., Ltd. from April 2015 to April 2017.  From January 2012 to April 2015, he served as General Manager - China Division of TMC. Mr. Ogawa first joined TMC in 1984.

Mr. Carter was named Director of TMCC in June 2017 and Executive Vice President of TMNA and President and Director of TMS in April 2017.  Prior to this, Mr. Carter held the following positions at TMS:  Senior Vice President from September 2012 to March 2017, Group Vice President and General Manager of Toyota Division from April 2007 to September 2012 and Group Vice President and General Manager of Lexus Division from April 2005 to April 2007.  Mr. Carter first joined TMS in November 1981.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2020	2019
Audit fees	$10,882	$9,947
Audit related fees	199	-
Tax fees	422	445
All other fees	865	63
Total fees	$12,368	$10,455

Audit fees include the audits of our consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, and providing comfort letters, consents and other attestation reports in connection with our funding transactions.

Audit related fees primarily include procedures related to funding programs and consultation on the interpretation of accounting standards.

Tax fees primarily include tax reporting software license fees, tax planning services, assistance in connection with tax audits, and tax compliance system license fees.

Other fees include industry research, information technology risk and process assessment review, and translation services performed in connection with our funding transactions.

Auditor Fees Pre-approval Policy

The Audit Committee charter requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee and, as of fiscal 2020, by the TMCC Board of Directors.  All the services provided in fiscal 2020 and 2019 were pre-approved in accordance with the Audit Committee charter’s pre-approval requirements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 66 through 120.

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

(a)(3)Exhibits

See Exhibit Index on page 127.

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010.	(1)

3.2	Bylaws as amended through December 8, 2000.	(2)

4.1(a)	Indenture, dated as of August 1, 1991, between Toyota Motor Credit Corporation and The Chase Manhattan Bank, N.A.	(3)

4.1(b)	First Supplemental Indenture, dated as of October 1, 1991, among Toyota Motor Credit Corporation, Bankers Trust Company and The Chase Manhattan Bank, N.A.	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among Toyota Motor Credit Corporation, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) as successor to The Bank of New York Mellon, as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance, dated as of April 26, 2010, among Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(7)

4.2(a)	Amended and Restated Agency Agreement, dated as of September 13, 2019, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch.	(8)

4.2(b)	Amended and Restated Note Agency Agreement, dated as of September 8, 2017, among Toyota Motor Credit Corporation, The Bank of New York Mellon S.A. /NV, Luxembourg branch, and The Bank of New York Mellon, acting through its London branch.	(9)

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3 filed January 24, 2018, Commission File Number 333-222676.
(4)	Incorporated herein by reference to Exhibit 4.1(b), filed with our Registration Statement on Form S-3 filed January 24, 2018, Commission File Number 333-222676.
(5)	Incorporated herein by reference to Exhibit 4.1(c), filed with our Registration Statement on Form S-3/A filed March 31, 2004, Commission File Number 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K filed March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1(d), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(8)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed September 17, 2019, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K/A filed September 14, 2017, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

4.3(a)	Sixth Amended and Restated Agency Agreement, dated as of September 28, 2006, among Toyota Motor Credit Corporation, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(10)

4.3(b)	Amendment Number 1 to the Sixth Amended and Restated Agency Agreement, dated as of March 4, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(11)

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

4.5	Description of Medium-Term Notes, Series B due January 11, 2028 of Toyota Motor Credit Corporation.	(12)

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

		(13)

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

		(14)

(10)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed October 3, 2006, Commission File Number 1-9961.
(11)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed March 9, 2011, Commission File Number 1-9961.
(12)	Incorporated herein by reference to Exhibit 4.5, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File Number 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 12, 2019, Commission File Number 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 12, 2019, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

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

		(15)

10.4	Credit Support Agreement, dated as of July 14, 2000, between Toyota Financial Services Corporation and Toyota Motor Corporation.	(16)

10.5	Credit Support Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(17)

10.6	Amended and Restated Repurchase Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(18)

10.7(a)	Credit Support Fee Agreement, dated as of March 30, 2001, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(19)

10.7(b)	Amendment Number 1 to Credit Support Fee Agreement, dated as of June 17, 2005, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(20)

10.7(c)	Amendment Number 2 to the Credit Support Fee Agreement, dated as of September 7, 2012, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(21)

10.8	Revolving Credit Agreement, dated as of December 17, 2018, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(22)

10.9	Amendment Number 1 to the Revolving Credit Agreement, dated as of March 26, 2020 between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	Filed Herewith

(15)	Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 12, 2019, Commission File Number 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.9, filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File Number 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.10, filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File Number 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.11, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File Number 1-9961.
(19)	Incorporated herein by reference to Exhibit 10.13(a), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File Number 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.13(b), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File Number 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed September 7, 2012, Commission File Number 1-9961.
(22)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed December 19, 2018, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

10.10	Form of Indemnification Agreement between Toyota Motor Credit Corporation and its directors and officers. (P)	(23)

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith

(23)	Incorporated herein by reference to Exhibit 10.6, filed with our Registration Statement on Form S-1/A filed August 29, 1988, Commission File Number 33-22440. (P)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 4, 2020	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Templin	Director, President and	June 4, 2020
Mark S. Templin	Chief Executive Officer (Principal Executive Officer)

/s/ Scott Cooke	Director, Group Vice President and	June 4, 2020
Scott Cooke	Chief Financial Officer (Principal Financial Officer)

/s/ Ron Chu	Group Vice President -	June 4, 2020
Ron Chu	Accounting and Finance (Principal Accounting Officer)

/s/ Mao Saka	Director and Treasurer	June 4, 2020
Mao Saka

	Director	June 4, 2020
Akihiro Fukutome

	Director	June 4, 2020
Tetsuo Ogawa

/s/ Robert Carter	Director	June 4, 2020
Robert Carter