Form 10-Q
period 2020-06-30
TOYOTA MOTOR CREDIT CORP
filed 2020-08-07
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Financing revenues:
Operating lease	$2,129	$2,184
Retail	672	589
Dealer	111	190
Total financing revenues	2,912	2,963
Depreciation on operating leases	1,685	1,625
Interest expense	548	697
Net financing revenues	679	641

Insurance earned premiums and contract revenues	235	229
Investment and other income, net	176	118
Net financing revenues and other revenues	1,090	988

Expenses:
Provision for credit losses	183	75
Operating and administrative	345	337
Insurance losses and loss adjustment expenses	75	113
Total expenses	603	525

Income before income taxes	487	463
Provision for income taxes	113	104

Net income	$374	$359

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Net income	$374	$359
Other comprehensive income, net of tax
Net unrealized gains on available-for-sale marketable securities [net of tax provision of $5 and $3, respectively]	23	10
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $3 and $0, respectively]	(11)	-
Other comprehensive income	12	10
Comprehensive income	$386	$369

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	June 30,	March 31,
	2020	2020
ASSETS
Cash and cash equivalents	$18,894	$6,790
Restricted cash and cash equivalents	1,798	1,739
Investments in marketable securities	4,145	3,820
Finance receivables, net of allowance for credit losses of $1,104 and $727	71,117	73,996
Investments in operating leases, net	35,834	36,387
Other assets	2,955	2,823
Total assets	$134,743	$125,555

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$106,969	$97,740
Deferred income taxes	5,127	5,458
Other liabilities	7,976	7,854
Total liabilities	120,072	111,052

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2020 and March 31, 2020	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	27	15
Retained earnings	13,727	13,571
Total shareholder's equity	14,671	14,503
Total liabilities and shareholder's equity	$134,743	$125,555

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	June 30,	March 31,
	2020	2020
ASSETS
Finance receivables, net	$16,194	$12,375
Investments in operating leases, net	6,686	5,586
Other assets	156	131
Total assets	$23,036	$18,092

LIABILITIES
Debt	$18,939	$14,568
Other liabilities	12	12
Total liabilities	$18,951	$14,580

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended June 30, 2019
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Net income	-	-	-	359	359
Other comprehensive income, net of tax	-	-	10	-	10
Balance at June 30, 2019	$915	$2	$13	$13,017	$13,947

	Three months ended June 30, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Cumulative-effect of adoption of ASU 2016-13	-	-	-	(218)	(218)
Net income	-	-	-	374	374
Other comprehensive income, net of tax	-	-	12	-	12
Balance at June 30, 2020	$915	$2	$27	$13,727	$14,671

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$374	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,710	1,655
Recognition of deferred income	(603)	(618)
Provision for credit losses	183	75
Amortization of deferred costs	175	184
Foreign currency and other adjustments to the carrying value of debt, net	541	44
Net gains from investments in marketable securities	(125)	(57)
Net change in:
Derivative assets	(18)	11
Other assets and accrued interest	84	6
Deferred income taxes	(259)	46
Derivative liabilities	(42)	(24)
Other liabilities	97	45
Net cash provided by operating activities	2,117	1,726

Cash flows from investing activities:
Purchase of investments in marketable securities	(778)	(495)
Proceeds from sales of investments in marketable securities	315	125
Proceeds from maturities of investments in marketable securities	277	53
Acquisition of finance receivables	(8,444)	(7,337)
Collection of finance receivables	6,140	6,174
Net change in wholesale and certain working capital receivables	4,423	(334)
Acquisition of investments in operating leases	(2,798)	(4,153)
Disposals of investments in operating leases	2,232	3,152
Payments on long term loans from affiliates	6	6
Other, net	(14)	(5)
Net cash provided by (used in) investing activities	1,359	(2,814)

Cash flows from financing activities:
Proceeds from issuance of debt	16,968	7,336
Payments on debt	(6,452)	(6,013)
Net change in commercial paper	(1,829)	3,095
Net change in financing support provided by affiliates	-	(2)
Dividend paid	-	(10)
Net cash provided by financing activities	8,687	4,406
Net increase in cash and cash equivalents and restricted cash and cash equivalents	12,163	3,318
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	8,529	3,183
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$20,692	$6,501
Supplemental disclosures:
Interest paid, net	$692	$655
Income taxes paid, net	$24	$18

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three months ended June 30, 2020 and 2019 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2020 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2021 (“fiscal 2021”).

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2020 (“fiscal 2020”), which was filed with the Securities and Exchange Commission on June 4, 2020.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Other Matters

As of April 1, 2020, TMCC began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”).  We currently offer exclusive private label automotive retail, lease, and dealer financing products and services marketed under the brand Mazda Financial Services to Mazda customers and dealers in the United States.  TMCC’s agreement with Mazda is for an initial term of approximately five years.  We are leveraging our existing processes and personnel to service the newly originated assets, and we have made certain technology investments to support the Mazda program.  TMCC did not acquire any existing Mazda assets or liabilities pursuant to the agreement and we do not expect launch costs to be significant through fiscal year 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Recently Adopted Accounting Guidance

On April 1, 2020, we adopted the following new accounting standards:

Financial Instruments – Credit Losses

We adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), along with the subsequently issued guidance amending and clarifying various aspects of ASU 2016-13, using the modified retrospective method as required.  In accordance with that method, the comparative period’s information continues to be reported under the relevant accounting guidance in effect for that period.  Upon adoption of ASU 2016-13, the incurred loss impairment method was replaced with a new impairment model that reflects lifetime expected losses for our finance receivables.  The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to opening retained earnings of approximately $218 million, net of taxes, resulting from a pretax increase to our allowance for credit losses on finance receivables of approximately $292 million.  Additionally, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  As of April 1, 2020, we have reclassified accrued interest of $190 million from Finance receivables, net to Other assets.  The adoption of this new guidance did not result in a material impact to our available-for-sale debt securities portfolio.

Refer to Note 2 – Investments in Marketable Securities, Note 3 – Finance Receivables, Net, and Note 5 – Allowance for Credit Losses for additional information.

In conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases so that the useful life of the vehicles incorporates our historical experience on early terminations due to customer defaults.  As a result, we changed the presentation for reporting early termination expenses related to customer defaults on investments in operating leases.  We now present the effects of operating lease early terminations as part of accumulated depreciation within Investments in operating leases, net in the Consolidated Balance Sheets and Depreciation on operating leases in the Consolidated Statements of Income.  The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.  Refer to Note 4- Investments in Operating Leases, Net for additional information.

Other Recently Adopted Standards

We adopted ASU 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements related to fair value measurement.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

We adopted ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software, which aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

We adopted ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The adoption of this guidance related to Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments did not have a material impact on our consolidated financial statements and related disclosures.  The impact to our financial statements for Topic 326, Financial Instruments – Credit Losses is discussed above.

We adopted ASU 2018-17, Consolidation (Topic 810), which requires that an indirect interest held through related parties in common control arrangements are to be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

Investments in marketable securities consisted of the following:

	June 30, 2020
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$171	$11	$-	$182
Municipal debt securities	10	2	-	12
Certificates of deposit	-	-	-	-
Commercial paper	605	-	(1)	604
Corporate debt securities	169	18	-	187
Mortgage-backed securities:
U.S. government agency	44	2	-	46
Non-agency residential	1	-	-	1
Non-agency commercial	47	2	(2)	47
Asset-backed securities	70	3	(1)	72
Total available-for-sale debt securities	$1,117	$38	$(4)	$1,151
Equity investments				2,994
Total investments in marketable securities				$4,145

	March 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$160	$16	$-	$176
Municipal debt securities	9	2	-	11
Certificates of deposit	250	-	(1)	249
Commercial paper	604	-	(3)	601
Corporate debt securities	188	10	(1)	197
Mortgage-backed securities:
U.S. government agency	47	2	-	49
Non-agency residential	1	-	-	1
Non-agency commercial	47	-	(2)	45
Asset-backed securities	75	-	(3)	72
Total available-for-sale debt securities	$1,381	$30	$(10)	$1,401
Equity investments				2,419
Total investments in marketable securities				$3,820

A portion of our equity investments is investments in funds that are privately placed and managed by an open-end investment management company (the “Trust”).  If we elect to redeem shares, the Trust will normally redeem all shares for cash, but may, in unusual circumstances, redeem amounts exceeding the lesser of $250 thousand or 1 percent of the Trust’s asset value by payment in kind of securities held by the respective fund during any 90-day period.

We also invest in actively traded open-end mutual funds.  Redemptions are subject to normal terms and conditions as described in each fund’s prospectus.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of June 30, 2020 and March 31, 2020.

We adopted ASU 2016-13 on April 1, 2020, on a modified retrospective basis, as further described in Note 1 – Interim Financial Data.  Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established.  Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other- than-temporary, an impairment charge for the credit component was recorded in Investment and other income, net and a new cost basis in the investment was established.  As of June 30, 2020, management determined that credit losses did not exist for securities in an unrealized loss position.  This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2020	2019
Available-for-sale debt securities:
Realized gains	$14	$-

Equity investments:
Unrealized gains recognized	$100	$55
Realized gains on sales	$11	$2

Contractual Maturities

The amortized cost and fair value, by contractual maturity of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2020
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$628	$627
Due after 1 year through 5 years	121	129
Due after 5 years through 10 years	130	141
Due after 10 years	76	88
Mortgage-backed and asset-backed securities[1]	162	166
Total	$1,117	$1,151

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net

Finance receivables, net consists of the retail loan and the dealer products portfolio segments, which includes deferred costs, net of the allowance for credit losses and deferred income.  Finance receivables, net also includes securitized retail receivables, which represent retail receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements, as discussed further in Note 8 – Variable Interest Entities.  Cash flows from these securitized retail receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Upon adoption of ASU 2016-13, we elected the accounting policy to present accrued interests related to finance receivables within Other assets in the Consolidated Balance Sheets.  As of June 30, 2020, accrued interest related to finance receivables is $238 million and is included in Other assets.  The comparative period’s information continues to be reported within Finance receivables, net.  Upon adoption of ASU 2016-13, we no longer reverse accrued interest receivables from interest income for our dealer products portfolio.  For both retail loan and dealer products portfolio segments, accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2020	2020
Retail receivables [1]	$58,969	$57,088
Dealer financing	13,619	17,873
	72,588	74,961

Deferred origination costs	917	890
Deferred income	(1,284)	(1,128)
Allowance for credit losses
Retail and securitized retail receivables	(933)	(486)
Dealer financing	(171)	(241)
Total allowance for credit losses	(1,104)	(727)
Finance receivables, net	$71,117	$73,996

1 Includes securitized retail receivables of $16.5 billion and $12.7 billion as of June 30, 2020 and March 31, 2020, respectively.

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

The following table presents the amortized cost basis of our retail loan portfolio by credit quality indicator based on number of days outstanding by origination year at June 30, 2020:

	Amortized Cost Basis by Origination Fiscal Year
	2021	2020	2019	2018	2017	2016 and Prior	Total
Aging of finance receivables:
Current	$7,487	$21,649	$12,989	$9,312	$4,773	$1,656	$57,866
30-59 days past due	4	121	121	102	65	51	464
60-89 days past due	-	36	39	32	19	16	142
90 days or greater past due	-	40	41	31	16	2	130
Total	$7,491	$21,846	$13,190	$9,477	$4,873	$1,725	$58,602

The amortized cost of retail loan portfolio excludes accrued interest of $198 million at June 30, 2020.  The table includes contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

The following table presents our retail loan portfolio by credit quality indicator at March 31, 2020:

Retail loan
March 31, 2020
Aging of finance receivables:
Current	$56,064
30-59 days past due	717
60-89 days past due	203
90 days or greater past due	104
Total	$57,088

The following table presents the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination year at June 30, 2020:

	Amortized Cost Basis by Origination Fiscal Year
	2021	2020	2019	2018	2017	2016 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$5,722	$5,722
Credit Watch	-	-	-	-	-	-	482	482
At Risk	-	-	-	-	-	-	58	58
Default	-	-	-	-	-	-	16	16
Wholesale total	$-	$-	$-	$-	$-	$-	$6,278	$6,278
Real estate
Performing	$515	$448	$559	$496	$395	$2,066	$-	$4,479
Credit Watch	11	57	34	15	37	176	-	330
At Risk	27	1	1	17	22	14	-	82
Default	-	-	-	14	9	-	-	23
Real estate total	$553	$506	$594	$542	$463	$2,256	$-	$4,914
Working Capital
Performing	$155	$371	$224	$54	$118	$220	$1,115	$2,257
Credit Watch	6	25	16	1	2	39	15	104
At Risk	-	-	3	1	16	11	35	66
Default	-	-	-	-	-	-	-	-
Working capital total	$161	$396	$243	$56	$136	$270	$1,165	$2,427
Total	$714	$902	$837	$598	$599	$2,526	$7,443	$13,619

The amortized cost of the dealer products portfolio excludes accrued interest of $40 million at June 30, 2020.  As of June 30, 2020, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant.

The following table presents our dealer products portfolio by credit quality indicator at March 31, 2020:

	March 31, 2020
	Wholesale	Real estate	Working capital
Credit quality indicators:
Performing	$8,750	$3,974	$3,132
Credit Watch	962	576	195
At Risk	92	55	92
Default	22	23	-
Total	$9,826	$4,628	$3,419

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Past Due Finance Receivables by Class

Substantially all finance receivables do not involve recourse to the dealer in the event of customer default.  Finance receivables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.  Contracts for which vehicles have been repossessed are excluded.  For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 30 days past the contractual due date.

The following tables summarize the aging of the amortized cost basis of our finance receivables by class:

	June 30, 2020
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$464	$142	$130	$736	$57,866	$58,602	$67
Wholesale	-	-	-	-	6,278	6,278	-
Real estate	-	-	1	1	4,913	4,914	-
Working capital	-	-	-	-	2,427	2,427	-
Total	$464	$142	$131	$737	$71,484	$72,221	$67

Finance receivables excludes accrued interest of $238 million as of June 30, 2020.

For any customer who is granted a payment extension under an extension program, including the COVID-19 related relief program, the aging of the receivable is adjusted for the number of days of the extension granted, resulting in a favorable delinquency status.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2020 and 2019 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three months ended June 30, 2020 and 2019.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2020 and 2019, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

We have offered several programs to provide relief to customers during the COVID-19 pandemic.  These programs, which were broadly available to our customers, included retail loan payment extensions and lease payment deferrals.  We concluded that these programs did not meet troubled debt restructuring criteria due to the short-term nature of the modifications with no change in the contractual interest rate.  To provide relief for our dealers we offered certain temporary interest reductions, interest payment deferrals, and interest waivers on dealer floorplan financing, and principal payment deferrals on dealer floorplan financing, dealer real estate and working capital loans.  We also concluded that these programs did not meet troubled debt restructuring criteria as the dealers were current.

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

Operating lease revenues are recognized on a straight-line basis over the term of the lease.  We have made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected from customers.  Deferred fees and costs include incentive payments made to dealers and acquisition fees collected from customers.  Deferred income includes payments received on affiliate sponsored subvention and other incentive programs.  Both deferred fees and costs and deferred income are capitalized or deferred and amortized on a straight-line basis over the contract term.  The accrual of revenue on investments in operating leases is discontinued at the time an account is determined to be uncollectible and subsequent revenue is recognized only to the extent a payment is received.  Operating leases may be restored to accrual status when future payments are reasonably assured.

Vehicle Lease Residual Values

Contractual residual values of vehicle lease contracts are estimated at lease inception by examining external industry data, the anticipated Toyota, Lexus, and Mazda product pipeline and our own experience.  Factors considered in this evaluation include, macroeconomic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, vehicle features and specifications, the mix and level of used vehicle supply, the level of current used vehicle values, and fuel prices.  We are exposed to a risk of loss to the extent the customer returns the vehicle and the value of the vehicle is lower than the residual value estimated at inception of the lease or if the number of returned vehicles is higher than anticipated.

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

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of asset group.  If the test of recoverability identifies a possible impairment, the asset groups fair value is measured in accordance with the fair value measurement framework.  An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Investments in Operating Leases, Net (Continued)

In conjunction with the adoption of ASU 2016-13 on April 1, 2020, we updated our depreciation policy for operating leases so that the useful life of the vehicles incorporates our historical experience on early terminations due to customer defaults.  As a result, we changed the presentation for reporting early termination expenses related to customer defaults on investments in operating leases.  Previously, we presented the early termination expenses reserve on operating leases as part of the allowance for credit losses which reduced Investments in operating leases, net in the Consolidated Balance Sheets, and as part of Provision for credit losses in the Consolidated Statements of Income.  We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Investments in operating leases, net in the Consolidated Balance Sheets and Depreciation on operating leases in the Consolidated Statements of Income.  As of April 1, 2020, the change in presentation increased accumulated depreciation and decreased allowance for credit losses by $90 million.  The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2020	2020
Investments in operating leases [1]	$48,187	$48,638
Deferred origination (fees) and costs, net	(199)	(223)
Deferred income	(1,824)	(1,962)
Accumulated depreciation	(10,330)	(9,976)
Allowance for credit losses	-	(90)
Investments in operating leases, net	$35,834	$36,387

1 Includes securitized investments in operating leases of $9.5 billion and $7.9 billion as of June 30, 2020 and March 31, 2020, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses

Upon adoption of ASU 2016-13 on April 1, 2020, the incurred loss impairment method was replaced with a new impairment model that reflects lifetime expected losses.  Management develops and documents the allowance for credit losses on finance receivables based on two portfolio segments.  The determination of portfolio segments is based primarily on the qualitative consideration of the nature of our business operations and the characteristics of the underlying finance receivables, as follows:

•

Retail Loan Portfolio Segment – The retail loan portfolio segment consists of retail contracts acquired from dealers in the U.S. and Puerto Rico.  Under a retail contract, we are granted a security interest in the underlying collateral which consists primarily of Toyota, Lexus, and Mazda vehicles. Based on the common risk characteristics associated with the finance receivables, the retail loan portfolio segment is considered a single class of finance receivable.

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

Management’s estimate of lifetime expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the finance receivables. Management’s evaluation takes into consideration the risks in the retail loan portfolio and dealer products portfolio, past loss experience, delinquency trends, underwriting and collection practices, changes in portfolio composition, economic forecasts and other relevant factors.

Methodology Used to Develop the Allowance for Credit Losses

The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics.  Loans that do not share similar risk characteristics are evaluated on an individual basis.  We generally use a discounted cash flow approach for determining allowance for credit losses for finance receivables modified as a troubled debt restructuring that are granted with interest rate concessions, and a non-discounted cash flow approach for other loans.

We measure expected losses of all components of finance receivables on an amortized cost basis, excluding accrued interest, and off-balance-sheet lending commitments that are not unconditionally cancellable by TMCC.  Estimated expected credit losses for off-balance-sheet lending commitments within our dealer products portfolio is included in Other liabilities in the Consolidated Balance Sheets.  We have elected to exclude accrued interest from the measurement of expected credit losses as we apply policies and procedures that result in the timely write-offs of accrued interest.

Retail Loan Portfolio Segment

The level of credit risk in our retail loan portfolio segment is influenced by various factors such as economic conditions, the used vehicle market, credit quality, contract structure, and collection strategies and practices.  We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status and other credit quality indicators, as well as historical default frequency.  Other credit quality indicators include (but are not limited to): loan-to-value ratio, book payment-to-income ratio, FICO score (at origination), collateral type (new or used, Lexus, Toyota, or Mazda), and term count.  Loss given default models forecast the extent of losses given that a default has occurred and considers variables such as collateral, trends in recoveries and other contract structure variables, as well as historical loss severity.  Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable.  The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios.  The loan lifetime is regarded by management as the reasonable and supportable period.  We use macroeconomic forecasts from a third party and update such forecasts quarterly.  On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses (Continued)

If management does not believe the models reflect lifetime expected credit losses, an adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.  While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

Dealer Products Portfolio Segment

The level of credit risk in our dealer products portfolio segment is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and the financial condition of automotive manufacturers.  The allowance for credit losses is established for both outstanding dealer finance receivables and certain unfunded off-balance sheet lending commitments.  We measure lifetime expected credit losses of our dealer products portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default is primarily established based on internal risk assessments.  The probability of default model also considers qualitative factors related to macroeconomic outlooks.  Loss given default is established based on the nature and market value of the collateral, loan-to-value ratios and other credit quality indicators.  Exposure at default represents the expected outstanding principal balance.  The lifetime of the loan or lending commitment is regarded by management as the reasonable and supportable period.  On an ongoing basis, we review our models to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, an adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.  While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three Months Ended June 30, 2020
	Retail loan	Dealer products	Total

Beginning balance, April 1, 2020	$486	$241	$727
Adoption of ASU 2016-13 [1]	281	11	292
Charge-offs	(69)	-	(69)
Recoveries	9	1	10
Provision for credit losses	226	(43)	183
Ending balance, June 30, 2020 [2]	$933	$210	$1,143

[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020. See Note 1 – Interim Financial Data for additional information.
[2]

Ending balance includes $39 million of allowances for credit losses related to off-balance sheet commitments related to the dealer products portfolio which is included in Other liabilities in the Consolidated Balance Sheet.

Finance receivables for the dealer products portfolio segment as of June 30, 2020 includes $989 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $127 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses (Continued)

During the first quarter of fiscal 2021, the allowance for credit losses increased $416 million reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13, and an increase of $124 million primarily due to the increase in expected credit losses driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  In addition, the increase in the provision of credit losses was due to the adoption of ASU 2016-13 in fiscal 2021, which replaced the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitment.

	Three months ended June 30, 2019 [1]
Allowance for Credit Losses for Finance Receivables:	Retail loan	Dealer products	Total
Beginning balance, April 1, 2019	$304	$195	$499
Charge-offs	(72)	-	(72)
Recoveries	14	-	14
Provision for credit losses	81	(18)	63
Ending balance, June 30, 2019	$327	$177	$504

1 The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.

Finance receivables for the dealer products portfolio segment as of June 30, 2019 includes $1,088 million in finance receivables that are guaranteed by TMNA, and $132 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements.  All of our derivative activities are authorized and monitored by our management and our Asset Liability Committee which provides a framework for financial controls and governance to manage market risk.

Offsetting of Derivatives

Accounting guidance permits the net presentation on our Consolidated Balance Sheets of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists.  When we meet this condition, we elect to present such balances on a net basis.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2020 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	June 30, 2020		March 31, 2020
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$32,041	$1,557	$30,362	$1,410
Foreign currency swaps	4,120	81	488	27
Total	$36,161	$1,638	$30,850	$1,437

Counterparty netting		(969)		(966)
Collateral held		(600)		(420)
Carrying value of derivative contracts – Other assets		$69		$51

Other liabilities:
Interest rate swaps	$60,804	$1,822	$69,079	$1,826
Foreign currency swaps	9,549	704	13,181	1,290
Total	$70,353	$2,526	$82,260	$3,116

Counterparty netting		(969)		(966)
Collateral posted		(1,554)		(2,105)
Carrying value of derivative contracts – Other liabilities		$3		$45

As of June 30, 2020 and March 31, 2020, we held excess collateral of $7 million and $10 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets.  As of June 30, 2020 and March 31, 2020, we posted excess collateral of $17 million and $1 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended June 30,
	2020	2019
Interest expense on debt	$576	$655
Interest expense on derivatives	109	12
Interest expense on debt and derivatives	685	667

Losses on debt denominated in foreign currencies	548	15
Gains on foreign currency swaps	(593)	(108)
(Gains) losses on U.S. dollar interest rate swaps	(92)	123
Total interest expense	$548	$697

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	June 30, 2020			March 31, 2020
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$88,317	$88,030	1.80%	$83,477	$83,172	2.07%
Secured notes and loans payable	18,976	18,939	1.80%	14,597	14,568	2.13%
Total debt	$107,293	$106,969	1.80%	$98,074	$97,740	2.08%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $24.9 billion and $27.0 billion as of June 30, 2020 and March 31, 2020, respectively.

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

Secured Notes and Loans Payable

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt.  Secured notes and loans payable are issued using on-balance sheet securitization trusts, as further discussed in Note 8 – Variable Interest Entities.  These notes are repayable only from collections on the underlying securitized retail finance receivables and the beneficial interests in investments in operating leases and from related credit enhancements. Some of our secured notes are backed by a revolving pool of finance receivables and cash collateral, with the ability to repay the notes in full after the revolving period ends, after which an amortization period begins.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2020 and March 31, 2020.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

In July 2020, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed, to make advances up to a facility limit of $6.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  This revolving facility allows us to obtain term funding and, with the consent of the committed lenders, may be renewed on an annual basis.  Any utilized portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of July 31, 2020, $2 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2020, TMCC had committed bank credit facilities totaling $4.6 billion, of which $2.1 billion, $300 million, $1.9 billion and $300 million mature in fiscal 2021, 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2020 and March 31, 2020. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2022.  This credit facility was drawn upon as of June 30, 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, maturing on September 30, 2020.  The amount was recorded in Other liabilities on our Consolidated Balance Sheet and funds were used for general corporate purposes. On July 30, 2020, we voluntarily repaid the $3.0 billion draw and accrued interest in full.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	June 30, 2020
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$973	$16,194	$35	$14,500	$11
Investments in operating leases	356	6,686	121	4,439	1
Total	$1,329	$22,880	$156	$18,939	$12

	March 31, 2020
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$694	$12,375	$5	$10,933	$10
Investments in operating leases	302	5,586	126	3,635	2
Total	$996	$17,961	$131	$14,568	$12

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net securitized assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.

In conjunction with the adoption of ASU 2016-13, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  As a result, Other assets as of June 30, 2020 include accrued interest related to securitized retail finance receivables.  The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.  The related debt of these consolidated VIEs is presented net of $1,248 million and $1,182 million of securities retained by TMCC at June 30, 2020 and March 31, 2020, respectively.  Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

The transfers of the Securitized Assets to the special purpose entities in our securitizations are considered to be sales for legal purposes.  However, the Securitized Assets and the related debt remain on our Consolidated Balance Sheets.  We recognize financing revenue on the Securitized Assets and interest expense on the secured debt issued by the special purpose entities.  We also maintain an allowance for credit losses on the securitized retail finance receivables using a methodology consistent with that used for our non-securitized asset portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of June 30, 2020 and March 31, 2020 and revenues earned from these dealers for the three months ended June 30, 2020 and 2019 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of and for the three months ended June 30, 2020 and 2019 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2020	2020
Commitments:
Credit facilities commitments with dealers	$2,100	$1,226
Commitments under operating lease agreements	134	139
Total commitments	2,234	1,365
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$2,334	$1,465

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and insurance business and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions in our fiscal 2020 Form 10-K.

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $9 million for the three months ended June 30, 2020.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the table above include $99 million and $102 million for facilities leases with affiliates at June 30, 2020 and March 31, 2020, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

	Amounts due on operating lease liabilities as of
Years ending March 31,	June 30, 2020	March 31, 2020
2021 [1]	$16	$21
2022	23	23
2023	15	15
2024	12	12
2025	10	10
Thereafter	58	58
Total	$134	$139
Present value discount	(18)	(19)
Total operating lease liability	$116	$120

1 Amounts due on operating lease liabilities as of June 30, 2020 excludes the amounts incurred for the three months ended June 30, 2020.

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

June 30,
2020
ROU assets	$110
Weighted average remaining lease term (in years)	9.20
Weighted average discount rate	3.06%

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2020 and March 31, 2020.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements.  Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2020, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2020 and March 31, 2020, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our effective tax rate was 23 percent for the three months ended June 30, 2020, compared to 22 percent for the same period in fiscal 2020.  Our provision for income taxes was $113 million for the three months ended June 30, 2020, compared to $104 million for the same period in fiscal 2020.  The increase in the provision for income taxes for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to the increase in income before taxes.  The increase in the effective tax rate for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to the tax benefit recorded in fiscal 2020 related to state tax law changes taking effect during that fiscal year.

Tax-related Contingencies

As of June 30, 2020, we remain under IRS examination for fiscal 2021, 2020, 2019 and 2018.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended June 30, 2020, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the deferred deduction of allowance for credit losses and residual value losses and other deferred costs.  The total deferred tax liability, net of these deferred tax assets, was $5.1 billion and $5.5 billion at June 30, 2020 and March 31, 2020, respectively.  Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

As of June 30, 2020, there were no material changes to our related party agreements or relationships as described in our fiscal 2020 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended
	June 30,
	2020	2019
Net financing revenues:
Manufacturer's subvention and other revenues	$499	$512
Depreciation on operating leases	$(23)	$(10)

Interest expense:
Credit support fees, interest and other expenses	$38	$24

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$44	$45

Investment and other income, net:
Interest and other income	$8	$6

Expenses:
Operating and administrative expenses	$20	$21

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	June 30,	March 31,
	2020	2020
Assets:
Cash and cash equivalents
Commercial paper	$25	$276

Investments in marketable securities
Commercial paper	$604	$601

Finance receivables, net
Accounts receivable	$96	$112
Deferred retail subvention income	$(1,156)	$(1,065)

Investments in operating leases, net
Investments in operating leases, net	$(145)	$(100)
Deferred lease subvention income	$(1,762)	$(1,941)

Other assets
Notes receivable	$1,169	$1,175
Other receivables, net	$174	$97

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$335	$344
Other payables, net	$152	$220
Notes payable	$3,032	$3,032

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of June 30, 2020 and March 31, 2020, the subvention receivable from TMNA was $271 million and $113 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of June 30, 2020, we had a net amount receivable from TMNA which is recorded in Other receivables, net in Other assets. As of March 31, 2020, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	June 30, 2020
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$180	$2	$-	$-	$182
Municipal debt securities	-	12	-	-	12
Certificates of deposit	-	-	-	-	-
Commercial paper	-	604	-	-	604
Corporate debt securities	-	187	-	-	187
Mortgage-backed securities:
U.S. government agency	-	46	-	-	46
Non-agency residential	-	-	1	-	1
Non-agency commercial	-	-	47	-	47
Asset-backed securities	-	-	72	-	72
Available-for-sale debt securities total	180	851	120	-	1,151
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					771
Total return bond funds	2,223	-	-	-	2,223
Equity investments total	2,223	-	-	-	2,994
Investments in marketable securities total	2,403	851	120	-	4,145
Derivative assets:
Interest rate swaps	-	1,557	-	-	1,557
Foreign currency swaps	-	81	-	-	81
Counterparty netting and collateral	-	-	-	(1,569)	(1,569)
Derivative assets total	-	1,638	-	(1,569)	69
Assets at fair value	2,403	2,489	120	(1,569)	4,214
Derivative liabilities:
Interest rate swaps	-	(1,822)	-	-	(1,822)
Foreign currency swaps	-	(704)	-	-	(704)
Counterparty netting and collateral	-	-	-	2,523	2,523
Liabilities at fair value	-	(2,526)	-	2,523	(3)
Net assets at fair value	$2,403	$(37)	$120	$954	$4,211

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

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30, 2020

	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, April 1, 2020	$46	$72	$118
Total gains (losses)
Included in other comprehensive income	2	5	7
Purchases, issuances, sales, and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	(1)	(1)
Settlements	-	(4)	(4)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Fair value, June 30, 2020	$48	$72	$120
The amount of total unrealized gains (losses) included in other comprehensive income attributable to assets held at the reporting date	$2	$5	$7

	Three Months Ended June 30, 2019
	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, April 1, 2019	$40	$53	$93
Total gains (losses)
Included in other comprehensive income	1	1	2
Purchases, issuances, sales, and settlements
Purchases	-	-	-
Issuances	-	15	15
Sales	-	-	-
Settlements	-	-	-
Transfers into Level 3	-	(3)	(3)
Transfers out of Level 3	-	-	-
Fair value, June 30, 2019	$41	$66	$107

Excluded from the Three Months Ended June 30, 2019 table above is an interest rate swap. This instrument had a fair value of $1 million as of March 31, 2019, gains included in net income of $18 million and settlements of $6 million.  It was transferred out of Level 3 but still held by the Company as of June 30, 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2020 and March 31, 2020.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three months ended June 30, 2020 and as of and for the year ended March 31, 2020.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	June 30, 2020
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$57,666	$-	$-	$60,540	$60,540
Wholesale	6,237	-	-	6,304	6,304
Real estate	4,850	-	-	4,628	4,628
Working capital	2,267	-	-	2,092	2,092

Financial liabilities
Unsecured notes and loans payable	$88,030	$-	$89,520	$491	$90,011
Secured notes and loans payable	18,939	-	-	19,297	19,297

	March 31, 2020
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables, net
Retail loan	$56,360	$-	$-	$57,303	$57,303
Wholesale	9,672	-	-	9,637	9,637
Real estate	4,544	-	-	4,140	4,140
Working capital	3,308	-	-	2,811	2,811

Financial liabilities
Unsecured notes and loans payable	$83,172	$-	$82,429	$560	$82,989
Secured notes and loans payable	14,568	-	-	14,608	14,608

In conjunction with the adoption of ASU 2016-13, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheet from Finance receivables, net to Other assets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments.  Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the table above, along with the finance receivables, deferred costs, deferred income, and the allowance for credit losses.  Finance receivables in the table above excludes related party transactions, for which the fair value approximates the carrying value, of $94 million and $109 million at June 30, 2020 and March 31, 2020, respectively.  Fair values of related party finance receivables, net are classified as Level 3 of the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three months ended June 30, 2020
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,912	$-	$-	$2,912
Depreciation on operating leases	1,685	-	-	1,685
Interest expense	548	-	-	548
Net financing revenues	679	-	-	679

Insurance earned premiums and contract revenues	-	235	-	235
Investment and other income, net	32	144	-	176
Net financing and other revenues	711	379	-	1,090

Expenses:
Provision for credit losses	183	-	-	183
Operating and administrative expenses	256	89	-	345
Insurance losses and loss adjustment expenses	-	75	-	75
Total expenses	439	164	-	603

Income before income taxes	272	215	-	487
Provision for income taxes	62	51	-	113

Net income	$210	$164	$-	$374

Total assets at June 30, 2020	$129,065	$5,720	$(42)	$134,743

	Three months ended June 30, 2019
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,963	$-	$-	$2,963
Depreciation on operating leases	1,625	-	-	1,625
Interest expense	703	-	(6)	697
Net financing revenues	635	-	6	641

Insurance earned premiums and contract revenues	-	229	-	229
Investment and other income, net	37	87	(6)	118
Net financing and other revenues	672	316	-	988

Expenses:
Provision for credit losses	75	-	-	75
Operating and administrative expenses	246	91	-	337
Insurance losses and loss adjustment expenses	-	113	-	113
Total expenses	321	204	-	525

Income before income taxes	351	112	-	463
Provision for income taxes	76	28	-	104

Net income	$275	$84	$-	$359

Total assets at June 30, 2019	$117,506	$5,191	$(1,154)	$121,543

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Insurance operations – Revenue Recognition

For the three months ended June 30, 2020 and 2019, approximately 83 percent and 84 percent, respectively, of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the guidance for revenue from contracts with customers.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three months ended June 30, 2020 and 2019.

We had $2.4 billion and $2.2 billion of unearned insurance premiums and contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2020 and 2019, respectively.  We recognized $188 million of these balances in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during the three months ended June 30, 2020, compared to $182 million recognized during the same period in fiscal 2020.  At June 30, 2020, we had unearned insurance premiums and contract revenues of $2.3 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $534 million during fiscal 2021, and $1.8 billion thereafter.  At June 30, 2019, we had unearned insurance premiums and contract revenues of $2.3 billion associated with outstanding contracts.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2020 (“fiscal 2020”), including the following:

•	Risks related to health epidemics and other outbreaks;
•

Changes in general business, economic, and geopolitical conditions, including trade policy, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	Availability and cost of financing;
•

A decline in Toyota Motor North America, Inc. (“TMNA”) or Mazda Motor of North America, Inc. (“Mazda”) sales volume and the level of TMNA or Mazda sponsored subvention, cash, and contractual residual value support incentive programs;

•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions vehicles and related parts supply;
•	Changes in consumer behavior;
•	Recalls announced by TMNA and Mazda and the perceived quality of Toyota Lexus, and Mazda vehicles;
•	Increased competition from other financial institutions seeking to increase their auto finance market share;
•	Failure or interruption in our operations, including our communications and information systems, or as a result of our failure to retain existing or to attract new key personnel;
•

Increased cost, credit and operating risk exposure, or our failure to realize the anticipated benefits, from our private label financial services to third-party automotive and mobility companies, including Mazda;

•	Changes in our credit ratings and those of our ultimate parent, Toyota Motor Corporation (“TMC”);
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Flaws in the design, implementation and use of quantitative models and revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value of our investment securities or market prices;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our insurance operations;
•	Changes to existing, or adoption of new, accounting standards;
•	A security breach or a cyber-attack;
•	Failure to maintain compliant enterprise data practices, including the collection, use, sharing, and security of personally identifiable and financial information of our customers and employees;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny; and

•	Changes in the economies and applicable laws in the states where we have concentration risk.

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota, Lexus, and Mazda sales volume, new vehicle incentive programs, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus, and Mazda vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including as a result of new legislation or changes in regulation and any compliance costs or changes we may be required to make to our business practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on consumer and dealer financing volume.  Changes in the volume of vehicle sales, sales of our insurance and vehicle and payment protection products, or the level of insurance losses could materially and adversely impact our insurance operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2021 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2021 (“fiscal 2021”), the United States (“U.S.”) economy continued to be significantly impacted by the global outbreak of coronavirus (“COVID-19”) and the introduction of extraordinary governmental measures intended to slow its spread, including quarantines, government-mandated actions, stay-at-home orders and other restrictions. The outbreak and curtailments, which began at the end of the previous fiscal year, continued to severely curtail economic activities and resulted in a global economic contraction that negatively impacted our business, and the business of our affiliate, TMNA, and our ultimate parent, TMC, in a number of ways, and adversely impacted our first quarter fiscal 2021 results of operations.

The historic high levels of unemployment and reduction in household income during this period of economic contraction has affected some of our customers’ ability to make their scheduled payments.  To provide support to our customers and dealers adversely affected by the pandemic, we took a number of actions during the first quarter of fiscal 2021, including:

•

We offered retail loan payment extensions or lease payment deferrals for up to 120 days to our retail loan and lease customers impacted by COVID-19. For our retail loan customers, interest continues to accrue on the loan, and the loan term is extended by the length of the extension granted.  For our lease customers, the lease term is extended by the length of the deferral granted.  We have since resumed our standard retail loan extension and lease payment deferral practices, which have been updated to allow for additional relief in specific circumstances, including up to 60 days of loan payment extensions or lease payment deferrals available to customers experiencing financial hardship, including unemployment or reduced earnings, as a result of COVID-19.

•	We automatically waived various late payment, deferral and other fees for our retail loan and lease customers from April through June 2020 but have since resumed collection of fees.

•

We also temporarily suspended outbound collection activities in states with state-wide stay-at-home orders and repossession activities nationwide for a period of time but have since resumed these activities where legally permissible to do so.  We continue to charge off the outstanding balance of loans when they become more than 120 days past due and include early termination expense for leases.

•

We offered certain temporary interest reductions, interest payment deferrals, and interest waivers on dealer floorplan financing, and principal payment deferrals on dealer real estate and working capital loans.  The floorplan interest reductions and waivers will continue through August 2020.  Interest on the real estate and working capital loans continued to accrue on the outstanding balance during deferral period.  While the principal payment deferrals concluded for most loans in June 2020, the deferral period for certain loans will continue through September 2020.

From March 13, 2020 through June 30, 2020, we granted retail loan payment extensions and lease payment deferrals to approximately 13% of our retail customers and 12% of our lease customers.  For comparison, from March 13, 2019 through June 30, 2019, we granted payment extensions and deferrals for retail and lease customers who requested payment relief to approximately 2% of our retail customers and 1% of our lease customers.  We may terminate, or modify the scope, duration and terms of our payment relief programs at any time.

Due to the duration of, and number of customers and dealers participating in, our payment relief programs, we have seen a decrease in our total portfolio yield and expect that our future results of operations will also be adversely impacted. Although the increase in retail loan payment extensions and lease payment deferrals has temporarily decreased incoming funds, we do not expect the relief granted under our payment relief programs to have an impact on our overall liquidity position required to maintain operations due to our increased level of excess funds, continued access to capital markets, and credit available under our undrawn bank credit facilities and credit support arrangements.  As of June 30, 2020, we maintained excess funds of $20.8 billion.  For additional information, refer to the “Liquidity and Capital Resources” section.

The most notable COVID-19 pandemic impacts on our results of operations for the first quarter of fiscal 2021, continued to be a higher provision for credit losses on our retail loan portfolio and dealer products portfolio and higher depreciation expense due to the decline in used vehicle values and lower expected end-of-term market values for our investment in operating leases.  These impacts are also expected to have an adverse effect on our future results of operations.  Refer to “Financial Condition” for further discussion of the COVID-19 pandemic impact on the provision for credit losses and depreciation expense.

Our business is dependent upon the sale of Toyota, Lexus, and Mazda vehicles, which declined significantly in the first quarter of fiscal 2021, as compared to the same period in fiscal 2020, as dealers temporarily closed showrooms for a period of time early in the quarter.  Additionally, dealers have adjusted their operations and consumers have adjusted their behavior in response to restrictions designed to slow the spread of COVID-19 and an unprecedented increase in unemployment claims and a significant decline in consumer spending.  To mitigate these trends, dealers have increased their utilization of online sales channels and we have partnered with TMNA and Mazda, respectively, to offer competitive incentive programs, including 0% financing and/or first payment deferred 90 days on select Toyota, Lexus, Mazda models from April 2020 to July 2020.

In addition, from March 23, 2020 to May 8, 2020, TMNA suspended production at all of its automobile and components plants in North America at various times due to the increasing social and economic impact of the COVID-19 pandemic and a significant decline in vehicle demand.  Although TMNA and many of its suppliers have resumed production, unexpected delays affecting the supply chain or logistics network could negatively impact dealer inventory levels, vehicle sales, the sale of our financing and insurance products, dealer profitability and creditworthiness, and our future results of operations.

During the first quarter of fiscal 2021, capital markets continued to experience volatility as a result of the COVID-19 pandemic.  However, funding conditions improved and credit spreads tightened during the first quarter in comparison to March 2020 in response to the implementation of measures to support the economy and corporate credit markets by the Federal Reserve and global central banks.  While our ability to access the capital markets remains largely intact, the ongoing economic uncertainty caused by the pandemic could cause further disruptions in the capital markets and increase our funding costs during the remainder of the fiscal year.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.  For additional information, refer to the “Liquidity and Capital Resources” section.

The continued curtailment of economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, or delayed consumer response once restrictions have been lifted could have further negative impact on used vehicle values, consumer economics, dealerships, and auction sites, which could have a material adverse impact on the future results of operations.  If the number of our customers and dealers experiencing hardship increases or it becomes necessary to further extend our payment relief options, it could have a material adverse effect on our business, financial condition and our future results of operations.

Although the duration and severity of the COVID-19 pandemic is uncertain, and its ultimate impact on our results of operations is difficult to predict, it is expected to have a material adverse effect on our business, financial condition and our future results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended
	June 30,
(Dollars in millions)	2020	2019
Net income:
Finance operations[1]	$210	$275
Insurance operations[1]	164	84
Total net income	$374	$359

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $374 million for the first quarter of fiscal 2021 compared to $359 million for the same period in fiscal 2020.  The increase in net income for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to a $149 million decrease in interest expense, a $58 million increase in investment and other income, net, and a $38 million decrease in insurance losses and loss adjustment expenses, partially offset by a $108 million increase in provision for credit losses, a $60 million increase in depreciation on operating leases, and a $51 million decrease in total financing revenues.

Our overall capital position increased $0.2 billion, bringing total shareholder’s equity to $14.7 billion at June 30, 2020 as compared to $14.5 billion at March 31, 2020.  The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to opening retained earnings of approximately $218 million, net of taxes, resulting from a pretax increase to our allowance for credit losses on finance receivables of approximately $292 million.  Our debt increased to $107.0 billion at June 30, 2020 from $97.7 billion at March 31, 2020.  Our debt-to-equity ratio increased to 7.3 at June 30, 2020 from 6.7 at March 31, 2020.

Finance Operations

The following table summarizes key results of our finance operations:

	Three months ended
	June 30,		Percentage
(Dollars in millions)	2020	2019	Change
Financing revenues:
Operating lease	$2,129	$2,184	(3)%
Retail	672	589	14%
Dealer	111	190	(42)%
Total financing revenues	2,912	2,963	(2)%
Depreciation on operating leases [1]	1,685	1,625	4%
Interest expense	548	703	(22)%
Net financing revenues	679	635	7%

Investment and other income, net	32	37	(14)%
Net financing and other revenues	711	672	6%

Expenses:
Provision for credit losses [1]	183	75	144%
Operating and administrative expenses	256	246	4%
Total expenses	439	321	37%

Income before income taxes	272	351	(23)%
Provision for income taxes	62	76	(18)%

Net income from finance operations	$210	$275	(24)%
[1]

As discussed in Note 1 – Interim Financial Data, in conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.  The information for the comparative period continues to be reported within the Provision for credit losses.

Our finance operations reported net income of $210 million for the first quarter of fiscal 2021, compared to $275 million for the same period in fiscal 2020.  The decrease in net income from finance operations for the first quarter of fiscal 2021, compared to the same period in fiscal 2020 was primarily due to a $108 million increase in provision for credit losses, a $60 million increase in depreciation on operating leases, and a $51 million decrease in total financing revenues, partially offset by a $155 million decrease in interest expense.

Financing Revenues

Total financing revenues decreased $51 million or 2 percent during the first quarter of fiscal 2021 as compared to the same period in fiscal 2020 due to the following:

•

Operating lease revenues decreased 3 percent in the first quarter of fiscal 2021, as compared to same period in fiscal 2020, due to lower portfolio yields as well as lower average outstanding earning asset balances. As part of our support to lease customers who were adversely affected by the COVID-19 pandemic, we offered lease payment deferrals that extended the lease by the length of the deferral granted, which resulted in a decrease in lease portfolio yields.

•

Retail financing revenues increased 14 percent for the first quarter of fiscal 2021, as compared to the same period in fiscal 2020, due to higher portfolio yields as well as higher average outstanding earning asset balances. As part of our support to retail customers who were adversely affected by the COVID-19 pandemic, we offered payment extensions that extended the loan term by the length of the extension granted.  As interest continues to accrue on the loan, retail portfolio yields were not impacted by payment extensions.

•

Dealer financing revenues decreased 42 percent in the first quarter of fiscal 2021, as compared to the same period in fiscal 2020, primarily due to lower portfolio yields as well as lower average outstanding earning balances. As part of our support to dealers who were adversely affected by the COVID-19 pandemic, we offered various temporary interest reductions, which resulted in a decrease in dealer portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, decreased to 4.5 percent for the first quarter of fiscal 2021, compared to 4.8 percent for the same period in fiscal 2020.

Depreciation on Operating Leases

We reported depreciation on operating leases of $1,685 million during the first quarter of fiscal 2021, compared to $1,625 million for the same period in fiscal 2020. Depreciation expense on operating leases increased during the first quarter of fiscal 2021, as compared to the same period in fiscal 2020, due to the economic conditions caused by the COVID-19 pandemic and our lease deferral programs, partially offset by a decrease from lower average operating units outstanding.  The economic conditions caused by the COVID-19 pandemic resulted in a decrease in average used vehicle values during the quarter and a decline in estimated end-of-term market values for the remainder of the fiscal year, despite an observed increase in used vehicle values in June that continued into July.  In addition, the lease payment deferrals we granted to our customers who were adversely affected by the COVID-19 pandemic has contributed to an increase in depreciation as the additional months for the deferral period have resulted in a decrease in the expected end-of-term market values on our investments in operating leases.  As discussed in Note 1 – Interim Financial Data, in conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.

Interest Expense

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  The following table summarizes the components of interest expense:

	Three months ended
	June 30,
(Dollars in millions)	2020	2019
Interest expense on debt	$576	$655
Interest expense on derivatives	109	12
Interest expense on debt and derivatives	685	667

Losses on debt denominated in foreign currencies	548	15
Gains on foreign currency swaps	(593)	(108)
(Gains) losses on U.S. dollar interest rate swaps	(92)	123
Total interest expense	$548	$697

During the first quarter of fiscal 2021, total interest expense decreased to $548 million from $697 million in the same period in fiscal 2020.  The decrease is attributable to gains on U.S. dollar interest rate swaps, partially offset by lower gains on foreign currency swaps net of losses on debt denominated in foreign currencies and an increase in interest expense on debt and derivatives.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During the first quarter of fiscal 2021, interest expense on debt and derivatives increased to $685 million from $667 million for the same period in fiscal 2020. The increase in interest expense on derivatives is primarily due to a decrease in interest income from pay-fixed swaps partially offset by a decrease in interest expense on pay float swaps.  The decrease in interest expense on debt is due to a decrease in weighted average interest rates partially offset by an increase in portfolio size.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first quarter of fiscal 2021, we recorded net gains of $45 million, primarily as a result of decreases in foreign currency swap rates across the various currencies in which our debt is denominated.  During the first quarter of fiscal 2020, we recorded net gains of $93 million as a result of decreases in foreign currency swap rates across all tenors.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first quarter of fiscal 2021, we recorded net gains of $92 million primarily as a result of decreases in U.S. dollar swap rates, with the majority of gains attributable to our longer-term pay-float swaps.  During the first quarter of fiscal 2020, we recorded losses of $123 million as losses on our higher-notional, shorter-term pay-fixed swaps exceeded the gains on our longer-term pay-float swaps, primarily as a result of decreases in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $32 million for the first quarter of fiscal 2021, compared to $37 million for the same period in fiscal 2020.  The decrease in investment and other income, net for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to a decrease in interest income attributable to a decrease in interest rates.

Provision for Credit Losses

We recorded a provision for credit losses of $183 million for the first quarter of fiscal 2021, compared to $75 million for the same period in fiscal 2020.  The increase in the provision for credit losses for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was due to the increase in expected credit losses driven by a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in stay-at-home orders, increased unemployment, and decreased consumer spending and our adoption of ASU 2016-13 in fiscal 2021, which replaced the incurred loss impairment model with one that reflects expected credit losses over the expected life of the finance receivables.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $256 million for the first quarter of fiscal 2021, compared to $246 million for the same period in fiscal 2020.

Insurance Operations

The following table summarizes key results of our insurance operations:

	Three Months Ended
	June 30,		Percentage
	2020	2019	Change
Agreements (units in thousands)
Issued	498	655	(24)%
Average in force	9,722	9,290	5%

(Dollars in millions)
Insurance earned premiums and contract revenues	$235	$229	3%
Investment and other income, net	144	87	66%
Revenues from insurance operations	379	316	20%

Expenses:
Insurance losses and loss adjustment expenses	75	113	(34)%
Operating and administrative expenses	89	91	(2)%
Total expenses	164	204	(20)%

Income before income taxes	215	112	92%
Provision for income taxes	51	28	82%

Net income from insurance operations	$164	$84	95%

Our insurance operations reported net income of $164 million for the first quarter of fiscal 2021, compared to $84 million for the same period in fiscal 2020.  The increase in net income from insurance operations for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to $57 million increase in investment and other income, net, and a $38 million decrease in insurance losses and loss adjustment expenses, partially offset by a $23 million increase in provision for income taxes. Agreements issued decreased 24 percent in the first quarter of fiscal 2021, compared to the same period in fiscal 2020, primarily due to the economic difficulties caused by the COVID-19 pandemic, which resulted in lower sales volume as compared to the same period in fiscal 2020.  The average number of agreements in force increased 5 percent for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, due to insurance portfolio growth from prior years, most notably in tire and wheel protection agreements, guaranteed auto protection agreements and prepaid maintenance agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $235 million for the first quarter of fiscal 2021, compared to $229 million for the same period in fiscal 2020.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues in the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to insurance portfolio growth from prior years.

Investment and Other Income, Net

Our insurance operations reported investment and other income, net of $144 million for the first quarter of fiscal 2021, compared to $87 million for the same period in fiscal 2020.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity investments, and credit loss expense on available-for-sale debt securities, if any.  The increase in investment and other income, net in the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to gains from the changes in fair value on our equity investments and gains from sales of investments in marketable securities.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $75 million for the first quarter of fiscal 2021, compared to $113 million for the same period in fiscal 2020.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The decrease in insurance losses and loss adjustment expenses in the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to a decrease in losses on our prepaid maintenance agreements, guaranteed auto protection agreements and vehicle services agreements.  Losses on prepaid maintenance agreements decreased in the first quarter of fiscal 2021, compared to the same period in fiscal 2020, due to a lower frequency and severity of claims.  Losses on our guaranteed auto protection agreements decreased in the first quarter of fiscal 2021, compared to same period in fiscal 2020, as a result of lower estimates of losses incurred but not reported.  Losses on our vehicle services agreements decreased in the first quarter of fiscal 2021, compared to same period in fiscal 2020, due to lower frequency of claims.  Our insurance operations have lower insurance losses and loss adjustment expenses as a result of government mandated stay-at-home orders caused by the COVID-19 pandemic.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $89 million for the first quarter of fiscal 2021, compared to $91 million for the same period in fiscal 2020.  The decrease in operating and administrative expenses in the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was attributable to lower dealer back-end program expenses due to the economic difficulties caused by the COVID-19 pandemic, which resulted in lower sales volume as compared to the same period in fiscal 2020.  Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes was $113 million for the first quarter of fiscal 2021, compared to $104 million for the same period in fiscal 2020.  Our effective tax rate was 23 percent for the first quarter of fiscal 2021, compared to 22 percent for the same period in fiscal 2020. The increase in the provision for income taxes for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to the increase in income before taxes.  The increase in the effective tax rate for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to the tax benefit recorded in fiscal 2020 related to state tax law changes taking effect during that fiscal year.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended
	June 30,		Percentage
(units in thousands):	2020	2019	Change
Vehicle financing volume:[1]
New retail contracts	161	164	(2)%
Used retail contracts	102	83	23%
Lease contracts	83	126	(34)%
Total	346	373	(7)%

TMNA subvened vehicle financing volume [2] :
New retail contracts	79	55	44%
Used retail contracts	22	12	83%
Lease contracts	61	115	(47)%
Total	162	182	(11)%

Market share of TMNA sales:[3]	64.3%	65.5%

[1]

Total financing volume was comprised of approximately 67 percent Toyota, 14 percent Lexus, 13 percent Mazda, and 6 percent non-Toyota/Lexus/Mazda for the first quarter of fiscal 2021.  Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first quarter of fiscal 2020.

[2]	TMNA subvened volume units are included in the total vehicle financing. Units exclude third-party subvened units.
[3]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under   dealer rental car and commercial fleet programs, sales of a private Toyota distributors and Mazda vehicles financed.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota, Lexus, and Mazda dealers, is dependent upon TMNA and Mazda sales volume, the level of TMNA, Mazda, and third-party sponsored subvention and other incentive programs, as well as TMCC competitive rate and other incentive programs.  Our financing volume decreased 7 percent for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, primarily as a result of the sharp decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in an unprecedented increase in unemployment claims and a significant decline in consumer spending.  The decrease in financing volume was partially offset by the new vehicle financing volume we gained from the launch of our private label financial services to Mazda on April 1, 2020, as well as an increase in used retail contract volume.  The increase in used retail contract volume was driven by an increased level of incentive and subvention programs, availability of used vehicles following the temporary suspension in production and decrease in dealer new vehicle inventory levels, as well as incremental used retail contract volume from the launch of private label services.

Industry-wide vehicle sales in the U.S. experienced a significant decline in the first quarter of fiscal 2021 as dealers temporarily closed showrooms and adjusted their operations, and consumers adjusted their behavior in response to restrictions designed to slow the spread of COVID-19, an unprecedented level of unemployment claims and a significant decline in consumer spending.  To mitigate the impact caused by the decline in economic conditions, we have partnered with TMNA to offer competitive incentive and subvention programs, including 0% financing and/or first payment deferred 90 days on select Toyota and Lexus models.

Our market share decreased by approximately 1 percentage point for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, due to increased competition from financial institutions.

The composition of our net earning assets is summarized below:

	June 30,	March 31,	Percentage
(Dollars in millions)	2020	2020	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net [2]	$57,669	$56,364	2%
Dealer financing, net [1,2]	13,448	17,632	(24)%
Total finance receivables, net [2]	71,117	73,996	(4)%
Investments in operating leases, net	35,834	36,387	(2)%
Net earning assets	$106,951	$110,383	(3)%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and Mazda dealers[1]	961	953	1%
Dealers outside of the Toyota/Lexus/Mazda dealer network	376	371	1%
Total number of dealers receiving wholesale financing	1,337	1,324	1%

Dealer inventory outstanding (units in thousands)	195	294	(34)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[2]

As discussed in Note 1 – Interim Financial Data, in conjunction with the adoption of ASU 2016-13, we changed the presentation of accrued interest in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  The information for the comparative period continues to be reported within Finance receivables, net.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 2 percent for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, as a result of the sharp decline in economic conditions caused by the COVID-19 pandemic.  The decrease in new retail contract volume as a result of the impact of the economic conditions was partially offset by an increase in new retail contract volume resulting from an increased level of incentive and subvention programs and the incremental retail contract volume attributable to the launch of private label financial services.  Our used retail contracts increased 23 percent for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, due to an increased level of incentive and subvention programs, availability of used vehicles, as well as incremental used retail contract volume from the launch of private label financial services.  The temporary suspension of automobile manufacturing and component plants has caused a temporary decrease in dealer new vehicle inventory levels and resulted in an increase in the sale of used vehicles due to their availability.

Our retail finance receivables, net increased 2 percent at June 30, 2020 as compared to March 31, 2020 due to an increase in the volume financed, including the incremental volume from the launch of private label financial services, as well as an increase in the amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 34 percent for the first quarter of fiscal 2021, compared to the same period in fiscal 2020, as a result of the sharp decline in economic conditions caused by the COVID-19 pandemic, lower levels of subvention, and consumer preference for retail contracts, partially offset by incremental lease contract volume from the launch of private label financial services.  Our investments in operating leases, net, decreased 2 percent at June 30, 2020, as compared to March 31, 2020 due to decreased lease contract volume.

Dealer Financing and Earning Assets

Dealer financing, net decreased 24 percent at June 30, 2020 as compared to March 31, 2020 primarily due to a decrease in dealer inventory and related financing due to the temporary decline in new vehicle inventory levels caused by the temporary suspension of automobile manufacturing as a result of the COVID-19 pandemic.

Residual Value Risk

The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected end-of-term market values, and the resulting impact on depreciation expense and lease return rates.  Higher average operating lease units outstanding and the resulting increase in maturities, a higher supply of used vehicles, as well as deterioration in actual and expected used vehicle values for Toyota, Lexus, and Mazda vehicles could unfavorably impact return rates, residual values, and depreciation expense.

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

Depreciation on Operating Leases

As discussed in Note 1 – Interim Financial Data, in conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases. The information for the comparative period continues to be reported within the provision for credit losses.

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended
	June 30,		Percentage Change
	2020	2019	2020 to 2019
Depreciation on operating leases (dollars in millions)	$1,685	$1,625	4%
Average operating lease units outstanding (in thousands)	1,347	1,425	(5)%

Depreciation expense on operating leases increased 4 percent during the first quarter of fiscal 2021, as compared to the same period in fiscal 2020, due to the economic conditions caused by the COVID-19 pandemic and our lease payment deferral programs, partially offset by a decrease from lower average operating units outstanding.  The economic conditions caused by the COVID-19 pandemic resulted in a decrease in average used vehicle values during the quarter and a decline in estimated end-of-term market values for the remainder of the fiscal year, despite an observed increase in used vehicle values in June that continued into July.  In addition, the lease payment deferrals we granted to our customers who were adversely affected by the COVID-19 pandemic has contributed to an increase in depreciation on operating leases, as the additional months for the deferral period have resulted in a decrease in the expected end-of-term market values of our investments in operating leases.  As discussed in Note 1 – Interim Financial Data, in conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.

Origination, Credit Loss, and Delinquency Experience

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

The following table provides information related to our origination experience:

	June 30,	March 31,	June 30,
	2020	2020	2019
Average consumer portfolio origination FICO score	746	754	755
Average retail loan origination term (months) [1]	68	69	67

1 Retail loan origination greater than or equal to 78 months was 7% as of June 30, 2020 and March 31, 2020, respectively, and 6% as of June 30, 2019.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2020 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	June 30,	March 31,	June 30,
	2020	2020	2019
Net charge-offs as a percentage of average gross [1,5,6] earning assets
Finance receivables	0.32%	0.44%	0.32%

Default frequency as a percentage of outstanding contracts [1,6]
Finance receivables	0.82%	1.09%	1.21%

Average loss severity per unit [2,6]
Finance receivables	$10,129	$9,555	$9,237

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets [3,4,5]
Finance receivables	0.38%	0.41%	0.37%
Operating leases	0.42%	0.34%	0.27%

[1]	Net charge-off and default frequency ratios have been annualized using three months results for the periods ended June 30, 2020 and 2019.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
[5]

As discussed in Note 1 – Interim Financial Data, in conjunction with the adoption of ASU 2016-13, we changed the presentation of accrued interest from Finance receivables, net to Other assets.  Accordingly, accrued interest is excluded from gross earning assets with effect from April 1, 2020.  The information for the comparative period continues to be reported in effect for that period.

[6]

As discussed in Note 1 – Interim Financial Data, in conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  Accordingly, with effect from April 1, 2020, early termination expenses related to operating leases are excluded from the net charge-off ratio, default frequency ratio and average loss per unit.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross finance receivables remained relatively unchanged at 0.32 percent at both June 30, 2020 and June 30, 2019.  Default frequency as a percentage of outstanding finance receivable contracts decreased to 0.82 percent for the first quarter of fiscal 2021, compared to 1.21 percent in the same period in fiscal 2020, primarily due to the payment extension programs offered to our customers impacted by COVID-19.  Our average loss severity on finance receivables for the first quarter of fiscal 2021 increased to $10,129 from $9,237 in the first quarter of fiscal 2020 primarily due to higher average amounts financed as a result of types of vehicles financed.  Our aggregate balances for accounts 60 or more days past due on finance receivables remained relatively unchanged at 0.38 percent for June 30, 2020, compared to 0.37 percent at June 30, 2019, but have decreased from 0.41 percent at March 31, 2020, as a result of the payment extension and deferral programs offered to our customers and dealers impacted by COVID-19 and our typical seasonal pattern for delinquency.  Our aggregate balances for accounts 60 or more days past due on operating leases increased to 0.42 percent for June 30, 2020, compared to 0.27 percent at June 30, 2019, and 0.34 percent at March 31, 2020, as a result of decline in economic conditions caused by the COVID-19 pandemic and by government restrictions on repossession activities in certain states for which we have a high percentage of lease contracts.  If the negative economic conditions caused by the COVID-19 pandemic continue, delinquencies and charge-offs could increase.

Allowance for Credit Losses

Upon adoption of ASU 2016-13 on April 1, 2020, the allowance for credit losses is measured by a new impairment model that reflects lifetime expected losses, which replaced the incurred loss impairment method.

The allowance for credit losses for our retail consumer portfolio is established using statistical models. Lifetime expected credit losses is estimated by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status and other credit quality indicators, as well as historical default frequency.  Other credit quality indicators include (but are not limited to): loan-to-value ratio, book payment-to-income ratio, FICO score (at origination), collateral type (new or used, Lexus, Toyota, or Mazda), and term count.  Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries and other contract structure variables, as well as historical loss severity.  Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable.  The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios.  The loan lifetime is regarded by management as the reasonable and supportable period.  We use macroeconomic forecasts from a third party and update such forecasts quarterly.  On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

For the allowance for credit losses for our dealer portfolio, an allowance for credit losses is established for both outstanding dealer finance receivables and certain unfunded off-balance sheet lending commitments.  We measure lifetime expected credit losses of our dealer products portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default is primarily established based on internal risk assessments.  The probability of default model also considers qualitative factors related to macroeconomic outlooks.  Loss given default is established based on the nature and market value of the collateral, loan-to-value ratios and other credit quality indicators.  Exposure at default represents the expected outstanding principal balance.  The lifetime of the loan or lending commitment is regarded by management as the reasonable and supportable period.  On an ongoing basis, we review our models to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, an adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended
	June 30,
(Dollars in millions)	2020	2019
Allowance for credit losses at beginning of period	$727	$499
Adoption of ASU 2016-13 [1]	292	-
Charge-offs	(69)	(72)
Recoveries	10	14
Provision for credit losses	183	63
Allowance for credit losses at end of period [2]	$1,143	$504
[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020. See Note 1 – Interim Financial Data for additional information.
[2]

Ending balance as of June 30, 2020 includes allowance for credit losses related to off-balance-sheet commitments of $39 million, which is included in Other liabilities in the Consolidated Balance Sheet.

Our allowance for credit losses increased from $504 million at June 30, 2019 to $1,143 million at June 30, 2020, reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13, and an increase of $120 million primarily due to the increase in expected credit losses driven by a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  In addition, the increase in the provision for credit losses was due to the adoption of ASU 2016-13 in fiscal 2021, which replaced the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitments.

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

During the first quarter of fiscal 2021, capital markets continued to experience volatility as a result of the COVID-19 pandemic.  However, funding conditions improved and credit spreads tightened during the first quarter in comparison to March 2020 in response to the implementation of measures to support the economy and corporate credit markets by the Federal Reserve and global central banks.  We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $11.8 billion to $25.4 billion with an average balance of $18.6 billion during the quarter ended June 30, 2020.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of June 30, 2020 was drawn upon for the principal amount of $3.0 billion and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our fiscal 2020 Form 10-K for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  We do not currently have exposure to sovereign counterparties in countries experiencing significant economic, fiscal or political strain or any other sovereign counterparties.  Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2020 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	June 30, 2020			March 31, 2020
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$24,999	$24,948	1.25%	$27,040	$26,968	1.85%
U.S. medium term note ("MTN") program	36,893	36,752	2.25%	33,658	33,527	2.44%
Euro medium term note ("EMTN") program	17,590	17,497	1.70%	17,074	16,974	1.69%
Other debt	8,835	8,833	1.65%	5,705	5,703	2.06%
Total Unsecured notes and loans payable	88,317	88,030	1.80%	83,477	83,172	2.07%
Secured notes and loans payable	18,976	18,939	1.80%	14,597	14,568	2.13%
Total debt	$107,293	$106,969	1.80%	$98,074	$97,740	2.08%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper[1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2020	$27,040	$33,658	$17,074	$5,705	$83,477
Issuances	-	7,051	-	3,468	10,519
Maturities and terminations	(2,041)	(3,816)	-	(369)	(6,226)
Non-cash changes in foreign currency rates	-	-	516	31	547
Balance at June 30, 2020	$24,999	$36,893	$17,590	$8,835	$88,317
[1]	Changes in Commercial paper are shown net due to its short duration.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $24.9 billion to $28.4 billion during the quarter ended June 30, 2020, with an average outstanding balance of $26.5 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2019, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €15.5 billion was available for issuance at June 30, 2020.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2020	$14,597
Issuances	6,649
Maturities and terminations	(2,270)
Balance at June 30, 2020	$18,976

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

Our secured notes also include a revolving asset-backed securitization program backed by a revolving pool of finance receivables and cash collateral. Cash flows from these receivables during the revolving period in excess of what is needed to pay certain expenses of the securitization trust and contractual interest payments on the related secured notes may be used to purchase additional receivables, provided that certain conditions are met following the purchase.  The secured notes feature a scheduled revolving period, with the ability to repay the secured notes in full, after which an amortization period begins. The revolving period may also end with the amortization period beginning upon the occurrence of certain events that include certain segregated account balances falling below their required levels, credit losses or delinquencies on the pool of assets supporting the secured notes exceeding specified levels, the adjusted pool balance falling to less than 50% of the initial principal amount of the secured notes, or interest not being paid on the secured notes.

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of June 30, 2020 and March 31, 2020, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2020 and March 31, 2020.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

In July 2020, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed, to make advances up to a facility limit of $6.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  This revolving facility allows us to obtain term funding and, with the consent of the committed lenders, may be renewed on an annual basis.  Any utilized portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of July 31, 2020, $2 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of June 30, 2020, TMCC had committed bank credit facilities totaling $4.6 billion of which $2.1 billion, $300 million, $1.9 billion, and $300 million mature in fiscal 2021, 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2020 and March 31, 2020. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with TMS expiring in fiscal 2022.  This credit facility was drawn upon as of June 30, 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, maturing on September 30, 2020.  The amount was recorded in Other liabilities on our Consolidated Balance Sheet and funds were used for general corporate purposes.  On July 30, 2020, we voluntarily repaid the $3.0 billion draw and accrued interest in full.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative costs of funds, and market access capabilities.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2020 Form 10-K.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements.  All of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee which provides a framework for financial controls and governance to manage market risk.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2020, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of June 30, 2020, we had no hedge accounting derivatives.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	June 30,	March 31,
(Dollars in millions)	2020	2020
Gross derivatives assets, net of credit valuation adjustment	$1,638	$1,437
Less: Counterparty netting	(969)	(966)
Less: Collateral held	(600)	(420)
Derivative assets, net	$69	$51

Gross derivative liabilities, net of credit valuation adjustment	$2,526	$3,116
Less: Counterparty netting	(969)	(966)
Less: Collateral posted	(1,554)	(2,105)
Derivative liabilities, net	$3	$45

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2020, we held excess collateral of $7 million which we did not use to offset derivative assets, and we posted excess collateral of $17 million which we did not use to offset derivative liabilities.  As of March 31, 2020, we held excess collateral of $10 million which we did not use to offset derivative assets, and we posted excess collateral of $1 million which we did not use to offset derivative liabilities.

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

Refer to Part I, Item 1A. Risk Factors – “Our results of operations, financial condition and cash flows may be adversely affected by changes in interest rates, foreign currency exchange rates and market prices” in our fiscal 2020 Form 10-K for further discussion.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

As a result of the April 1, 2020 adoption of ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments, the incurred loss impairment method was replaced with a new impairment model that reflects lifetime expected losses.  As such, we are updating the Critical Accounting Estimate disclosed in our fiscal 2020 Form 10-K as follows:

Allowance for Credit Losses

We maintain an allowance for credit losses to cover lifetime expected credit losses as of the balance sheet date on our earning assets resulting from the failure of customers or dealers to make required payments.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”.  Our consumer portfolio consists, for accounting purposes, of our retail loan portfolio segment which are characterized by smaller contract balances than our dealer portfolio.  Our dealer portfolio consists, for accounting purposes, of our dealer products portfolio segment.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover lifetime expected credit losses as of the balance sheet date.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 5 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements.

Consumer Portfolio

The level of credit risk for the consumer portfolio is influenced by various factors such as economic conditions, the used vehicle market, credit quality, contract structure, and collection strategies and practices. We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status and other credit quality indicators, as well as historical default frequency.  Other credit quality indicators include (but are not limited to): loan-to-value ratio, book payment to income ratio, FICO score (at origination), collateral type (new or used, Lexus, Toyota, or Mazda), and term count.  Loss given default models forecast the extent of losses given that a default has occurred and considers variables such as collateral, trends in recoveries and other contract structure variables, as well as historical loss severity.  Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable.  The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios.  The loan lifetime is regarded by management as the reasonable and supportable period.  We use macroeconomic forecasts from a third party and update such forecasts quarterly. On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, an adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

Dealer Portfolio

The level of credit risk in the dealer portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and the financial condition of automotive manufacturers.  The allowance for credit losses is established for both outstanding dealer finance receivables and certain unfunded off-balance sheet lending commitments.  We measure lifetime expected credit losses of our dealer products portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default is primarily established based on internal risk assessments.  The probability of default model also considers qualitative factors related to macroeconomic outlooks.  Loss given default is established based on the nature and market value of the collateral, loan-to-value ratios and other credit quality indicators.  Exposure at default represents the expected outstanding principal balance.  The lifetime of the loan or lending commitment is regarded by management as the reasonable and supportable period.  On an ongoing basis, we review our models to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, an adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The majority of our credit losses are related to our consumer portfolio.  Holding other estimates constant, a 10 percent increase or decrease in the assumptions used to derive probability of default and loss given default would have resulted in a change in the allowance for credit losses of $93 million as June 30, 2020.

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

Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 12 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2020 Form 10-K, as well as in Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

During the three months ended June 30, 2020, we implemented new technology platforms in conjunction with the adoption of ASU 2016-13 - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the commencement of providing private label financial services to third-party automotive and mobility companies.  These new platforms were adopted to support and enhance the capabilities and flexibility of our financial reporting.  We added, modified, and eliminated certain controls to account for the new technology and modified business processes.  We continue to monitor the newly implemented platforms to ensure the systems are performing as expected. There have been no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema document	Filed Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 7, 2020	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By	/s/ Scott Cooke
Scott Cooke
Group Vice President and Chief Financial Officer (Principal Financial Officer)