Form 10-Q
period 2020-09-30
TOYOTA MOTOR CREDIT CORP
filed 2020-11-06
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Financing revenues:
Operating lease	$2,114	$2,197	$4,243	$4,381
Retail	723	638	1,395	1,227
Dealer	98	183	209	373
Total financing revenues	2,935	3,018	5,847	5,981
Depreciation on operating leases	1,349	1,583	3,034	3,208
Interest expense	495	613	1,043	1,310
Net financing revenues	1,091	822	1,770	1,463

Insurance earned premiums and contract revenues	238	232	473	461
Investment and other income, net	90	97	266	215
Net financing revenues and other revenues	1,419	1,151	2,509	2,139

Expenses:
Provision for credit losses	65	61	248	136
Operating and administrative	389	358	734	695
Insurance losses and loss adjustment expenses	92	115	167	228
Total expenses	546	534	1,149	1,059

Income before income taxes	873	617	1,360	1,080
Provision for income taxes	218	158	331	262

Net income	$655	$459	$1,029	$818

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$655	$459	$1,029	$818
Other comprehensive income, net of tax
Net unrealized gains on available-for-sale marketable securities [net of tax provision of $1, $2, $6 and $5, respectively]	1	6	24	16
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $1, $0, $4 and $0, respectively]	(2)	(1)	(13)	(1)
Other comprehensive (loss) income	(1)	5	11	15
Comprehensive income	$654	$464	$1,040	$833

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	September 30,	March 31,
	2020	2020
ASSETS
Cash and cash equivalents	$12,595	$6,790
Restricted cash and cash equivalents	1,443	1,739
Investments in marketable securities	4,314	3,820
Finance receivables, net of allowance for credit losses of $1,137 and $727	74,270	73,996
Investments in operating leases, net	35,840	36,387
Other assets	2,605	2,823
Total assets	$131,067	$125,555

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$105,902	$97,740
Deferred income taxes	4,652	5,458
Other liabilities	5,188	7,854
Total liabilities	115,742	111,052

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at September 30, 2020 and March 31, 2020	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	26	15
Retained earnings	14,382	13,571
Total shareholder's equity	15,325	14,503
Total liabilities and shareholder's equity	$131,067	$125,555

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	September 30,	March 31,
	2020	2020
ASSETS
Finance receivables, net	$17,764	$12,375
Investments in operating leases, net	6,573	5,586
Other assets	76	131
Total assets	$24,413	$18,092

LIABILITIES
Debt	$20,480	$14,568
Other liabilities	13	12
Total liabilities	$20,493	$14,580

Refer to the accompanying Notes to Consolidated Financial Statements.

  TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended September 30, 2019
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at June 30, 2019	$915	$2	$13	$13,017	$13,947

Net income	-	-	-	459	459
Other comprehensive income, net of tax	-	-	5	-	5
Balance at September 30, 2019	$915	$2	$18	$13,476	$14,411

	Six months ended September 30, 2019
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Net income	-	-	-	818	818
Other comprehensive income, net of tax	-	-	15	-	15
Balance at September 30, 2019	$915	$2	$18	$13,476	$14,411

	Three months ended September 30, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at June 30, 2020	$915	$2	$27	$13,727	$14,671

Net income	-	-	-	655	655
Other comprehensive loss, net of tax	-	-	(1)	-	(1)
Balance at September 30, 2020	$915	$2	$26	$14,382	$15,325

	Six months ended September 30, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Cumulative-effect of adoption of ASU 2016-13	-	-	-	(218)	(218)
Net income	-	-	-	1,029	1,029
Other comprehensive income, net of tax	-	-	11	-	11
Balance at September 30, 2020	$915	$2	$26	$14,382	$15,325

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,029	$818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,093	3,264
Recognition of deferred income	(1,228)	(1,230)
Provision for credit losses	248	136
Amortization of deferred costs	367	352
Foreign currency and other adjustments to the carrying value of debt, net	1,138	(411)
Net gains from investments in marketable securities	(168)	(90)
Net change in:
Derivative assets	(15)	11
Other assets and accrued interest	146	(75)
Deferred income taxes	(734)	137
Derivative liabilities	(39)	12
Other liabilities	343	121
Net cash provided by operating activities	4,180	3,045

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,198)	(1,018)
Proceeds from sales of investments in marketable securities	348	183
Proceeds from maturities of investments in marketable securities	537	403
Acquisition of finance receivables	(19,006)	(15,483)
Collection of finance receivables	13,202	12,628
Net change in wholesale and certain working capital receivables	4,791	428
Acquisition of investments in operating leases	(6,937)	(8,521)
Disposals of investments in operating leases	5,450	6,285
Long term loans to affiliates	-	(100)
Payments on long term loans from affiliates	206	13
Net change in financing support provided to affiliates	(32)	-
Other, net	(33)	(16)
Net cash used in investing activities	(2,672)	(5,198)

Cash flows from financing activities:
Proceeds from issuance of debt	26,113	11,101
Payments on debt	(14,518)	(10,269)
Net change in commercial paper and other short-term financing	(4,570)	1,751
Payment on loan from affiliate	(3,000)	-
Net change in financing support provided by affiliates	(24)	2
Dividend paid	-	(10)
Net cash provided by financing activities	4,001	2,575
Net increase in cash and cash equivalents and restricted cash and cash equivalents	5,509	422
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	8,529	3,183
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$14,038	$3,605
Supplemental disclosures:
Interest paid, net	$1,315	$1,315
Income taxes paid, net	$702	$45

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and six months ended September 30, 2020 and 2019 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2020 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2021 (“fiscal 2021”).

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

Other Matters

As of April 1, 2020, TMCC began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”).  We currently offer exclusive private label automotive retail, lease, and dealer financing products and services marketed under the brand Mazda Financial Services to Mazda customers and dealers in the United States.  As of August 1, 2020, we launched a full suite of insurance products under the name of Mazda Protection Products (MPP) that includes Vehicle Service Agreements, Guaranteed Auto Protection, Prepaid Maintenance, Excess Wear and Use, Tire and Wheel and Key Replacement.  TMCC’s agreement with Mazda is for an initial term of approximately five years.  We are leveraging our existing processes and personnel to service the newly originated assets, and we have made certain technology investments to support the Mazda program.  TMCC did not acquire any existing Mazda assets or liabilities pursuant to the agreement and we do not expect launch costs to be significant through fiscal year 2021.  We will continue to look for opportunities to optimize our private label financial services by partnering with our affiliates.

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

In conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases so that the useful life of the vehicles incorporates our historical experience on early terminations due to customer defaults.  As a result, we changed the presentation for reporting early termination expenses related to customer defaults on investments in operating leases.  We now present the effects of operating lease early terminations as part of accumulated depreciation within Investments in operating leases, net in the Consolidated Balance Sheets and Depreciation on operating leases in the Consolidated Statements of Income.  The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.  Refer to Note 4 – Investments in Operating Leases, Net for additional information.

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

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Accounting Guidance Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met.  Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made.  The provisions of this update are available until December 31, 2022, when the reference rate replacement activity is expected to have completed.  We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, which requires an entity to reevaluate the amortization period for callable debt securities held at a premium each reporting period.  The premium is amortized to the earliest call date of the debt security.  This ASU is effective for us on April 1, 2021.  We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

Investments in marketable securities consisted of the following:

	September 30, 2020
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$197	$10	$-	$207
Municipal debt securities	10	2	-	12
Commercial paper	362	-	-	362
Corporate debt securities	163	17	-	180
Mortgage-backed securities:
U.S. government agency	41	2	-	43
Non-agency residential	1	-	-	1
Non-agency commercial	47	2	(3)	46
Asset-backed securities	55	3	-	58
Total available-for-sale debt securities	$876	$36	$(3)	$909
Equity investments				3,405
Total investments in marketable securities				$4,314

	March 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$160	$16	$-	$176
Municipal debt securities	9	2	-	11
Certificates of deposit	250	-	(1)	249
Commercial paper	604	-	(3)	601
Corporate debt securities	188	10	(1)	197
Mortgage-backed securities:
U.S. government agency	47	2	-	49
Non-agency residential	1	-	-	1
Non-agency commercial	47	-	(2)	45
Asset-backed securities	75	-	(3)	72
Total available-for-sale debt securities	$1,381	$30	$(10)	$1,401
Equity investments				2,419
Total investments in marketable securities				$3,820

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of September 30, 2020 and March 31, 2020.

We adopted ASU 2016-13 on April 1, 2020, on a modified retrospective basis, as further described in Note 1 – Interim Financial Data.  Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established.  Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other- than-temporary, an impairment charge for the credit component was recorded in Investment and other income, net and a new cost basis in the investment was established.  As of September 30, 2020, management determined that credit losses did not exist for securities in an unrealized loss position.  This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Available-for-sale debt securities:
Realized gains	$3	$1	$17	$1

Equity investments:
Unrealized gains recognized	$39	$31	$139	$86
Realized gains on sales	$1	$1	$12	$3

Contractual Maturities

The amortized cost and fair value, by contractual maturity of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	September 30, 2020
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$399	$399
Due after 1 year through 5 years	118	125
Due after 5 years through 10 years	142	154
Due after 10 years	73	83
Mortgage-backed and asset-backed securities[1]	144	148
Total	$876	$909

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Upon adoption of ASU 2016-13, we elected the accounting policy to present accrued interests related to finance receivables within Other assets in the Consolidated Balance Sheets.  As of September 30, 2020, accrued interest related to finance receivables is $202 million and is included in Other assets.  The comparative period’s information continues to be reported within Finance receivables, net.  Upon adoption of ASU 2016-13, we no longer reverse accrued interest receivables from interest income for our dealer products portfolio when an account is deemed to be uncollectible.  For both retail loan and dealer products portfolio segments, accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables, net consisted of the following:

	September 30,	March 31,
	2020	2020
Retail receivables [1]	$62,527	$57,088
Dealer financing	13,304	17,873
	75,831	74,961

Deferred origination costs	1,007	890
Deferred income	(1,431)	(1,128)
Allowance for credit losses
Retail and securitized retail receivables	(1,020)	(486)
Dealer financing	(117)	(241)
Total allowance for credit losses	(1,137)	(727)
Finance receivables, net	$74,270	$73,996

1 Includes securitized retail receivables of $18.1 billion and $12.7 billion as of September 30, 2020 and March 31, 2020, respectively.

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

The following table presents the amortized cost basis of our retail loan portfolio by credit quality indicator based on number of days outstanding by origination year at September 30, 2020:

	Amortized Cost Basis by Origination Fiscal Year
	2021	2020	2019	2018	2017	2016 and Prior	Total
Aging of finance receivables:
Current	$16,880	$19,657	$11,527	$8,083	$3,897	$1,119	$61,163
30-59 days past due	56	187	166	125	74	53	661
60-89 days past due	11	58	49	38	23	17	196
90 days or greater past due	2	29	25	18	9	-	83
Total	$16,949	$19,931	$11,767	$8,264	$4,003	$1,189	$62,103

The amortized cost of retail loan portfolio excludes accrued interest of $168 million at September 30, 2020.  The table includes contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following table presents the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination year at September 30, 2020:

	Amortized Cost Basis by Origination Fiscal Year
	2021	2020	2019	2018	2017	2016 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$5,603	$5,603
Credit Watch	-	-	-	-	-	-	364	364
At Risk	-	-	-	-	-	-	37	37
Default	-	-	-	-	-	-	14	14
Wholesale total	$-	$-	$-	$-	$-	$-	$6,018	$6,018
Real estate
Performing	$1,099	$366	$483	$451	$353	$1,784	$32	$4,568
Credit Watch	18	50	15	25	33	144	-	285
At Risk	23	-	-	-	5	24	-	52
Default	-	-	-	14	9	-	-	23
Real estate total	$1,140	$416	$498	$490	$400	$1,952	$32	$4,928
Working Capital
Performing	$289	$322	$210	$49	$122	$214	$1,028	$2,234
Credit Watch	7	49	14	-	1	36	6	113
At Risk	-	-	2	-	8	-	1	11
Default	-	-	-	-	-	-	-	-
Working capital total	$296	$371	$226	$49	$131	$250	$1,035	$2,358
Total	$1,436	$787	$724	$539	$531	$2,202	$7,085	$13,304

The amortized cost of the dealer products portfolio excludes accrued interest of $34 million at September 30, 2020.  As of September 30, 2020, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant.

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

The following tables summarize the aging of the amortized cost basis of our finance receivables by class:

	September 30, 2020
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$661	$196	$83	$940	$61,163	$62,103	$50
Wholesale	-	-	-	-	6,018	6,018	-
Real estate	-	-	-	-	4,928	4,928	-
Working capital	-	-	-	-	2,358	2,358	-
Total	$661	$196	$83	$940	$74,467	$75,407	$50

Finance receivables excludes accrued interest of $202 million as of September 30, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2020 and 2019 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and six months ended September 30, 2020 and 2019.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2020 and 2019, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

We have offered several programs to provide relief to customers during the COVID-19 pandemic.  These programs, which were broadly available to our customers, included retail loan payment extensions and lease payment deferrals.  We concluded that these programs did not meet troubled debt restructuring criteria due to the short-term nature of the modifications with no change in the contractual interest rate.  To provide relief for our dealers we offered certain temporary interest reductions, interest payment deferrals, and interest waivers on dealer floorplan financing, and principal payment deferrals on dealer floorplan financing, dealer real estate and working capital loans.  We also concluded that these programs did not meet troubled debt restructuring criteria as the finance receivables from the dealers were current.

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

Investments in operating leases, net consisted of the following:

	September 30,	March 31,
	2020	2020
Investments in operating leases [1]	$47,900	$48,638
Deferred origination (fees) and costs, net	(185)	(223)
Deferred income	(1,825)	(1,962)
Accumulated depreciation	(10,050)	(9,976)
Allowance for credit losses	-	(90)
Investments in operating leases, net	$35,840	$36,387

1 Includes securitized investments in operating leases of $9.2 billion and $7.9 billion as of September 30, 2020 and March 31, 2020, respectively.

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

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended September 30, 2020
	Retail loan	Dealer products	Total
Beginning balance, July 1, 2020	$933	$210	$1,143
Charge-offs	(46)	-	(46)
Recoveries	12	-	12
Provision for credit losses	121	(56)	65
Ending balance, September 30, 2020 [2]	$1,020	$154	$1,174

	Six months ended September 30, 2020
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2020	$486	$241	$727
Adoption of ASU 2016-13 [1]	281	11	292
Charge-offs	(115)	-	(115)
Recoveries	21	1	22
Provision for credit losses	347	(99)	248
Ending balance, September 30, 2020 [2]	$1,020	$154	$1,174

[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020. See Note 1 – Interim Financial Data for additional information.
[2]

Ending balance includes $37 million of allowances for credit losses related to off-balance sheet commitments in the dealer products portfolio which is included in Other liabilities in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses (Continued)

Finance receivables for the dealer products portfolio segment as of September 30, 2020 includes $995 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $145 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

During the first half of fiscal 2021, the allowance for credit losses increased $447 million, reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13 in fiscal 2021, and an increase of $155 million primarily due to the increase in expected credit losses for the retail loan portfolio driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  In addition to the initial adoption impact, ASU 2016-13 has led to an increase in the provision of credit losses with the growth of our retail loan portfolio as this standard replaces the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitment.

	Three months ended September 30, 2019 [1]
Allowance for Credit Losses for Finance Receivables:	Retail Loan	Dealer Products	Total
Beginning balance, July 1, 2019	$327	$177	$504
Charge-offs	(80)	-	(80)
Recoveries	13	-	13
Provision for credit losses	57	11	68
Ending balance, September 30, 2019	$317	$188	$505

	Six months ended September 30, 2019 [1]
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

Finance receivables for the dealer products portfolio segment as of September 30, 2019 includes $1,052 million in finance receivables that are guaranteed by TMNA, and $131 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2020 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	September 30, 2020		March 31, 2020
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$35,879	$1,387	$30,362	$1,410
Foreign currency swaps	5,926	260	488	27
Total	$41,805	$1,647	$30,850	$1,437

Counterparty netting		(850)		(966)
Collateral held		(731)		(420)
Carrying value of derivative contracts – Other assets		$66		$51

Other liabilities:
Interest rate swaps	$56,816	$1,605	$69,079	$1,826
Foreign currency swaps	6,168	306	13,181	1,290
Total	$62,984	$1,911	$82,260	$3,116

Counterparty netting		(850)		(966)
Collateral posted		(1,055)		(2,105)
Carrying value of derivative contracts – Other liabilities		$6		$45

As of September 30, 2020 and March 31, 2020, we held excess collateral of $10 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets.  As of September 30, 2020 and March 31, 2020, we posted excess collateral of $11 million and $1 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest expense on debt	$495	$639	$1,071	$1,294
Interest expense on derivatives	122	37	231	49
Interest expense on debt and derivatives	617	676	1,302	1,343

Losses (gains) on debt denominated in foreign currencies	500	(475)	1,048	(460)
(Gains) losses on foreign currency swaps	(503)	474	(1,096)	366
(Gains) losses on U.S. dollar interest rate swaps	(119)	(62)	(211)	61
Total interest expense	$495	$613	$1,043	$1,310

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	September 30, 2020			March 31, 2020
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$85,685	$85,422	1.54%	$83,477	$83,172	2.07%
Secured notes and loans payable	20,524	20,480	1.66%	14,597	14,568	2.13%
Total debt	$106,209	$105,902	1.56%	$98,074	$97,740	2.08%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $22.0 billion and $27.0 billion as of September 30, 2020 and March 31, 2020, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2020 and March 31, 2020.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

In July 2020, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed, to make advances up to a facility limit of $6.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  This revolving facility allows us to obtain term funding and, with the consent of the committed lenders, may be renewed on an annual basis.  Any utilized portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of September 30, 2020, $1.8 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2020, TMCC had committed bank credit facilities totaling $4.3 billion, of which $1.9 billion, $300 million, $1.8 billion and $300 million mature in fiscal 2021, 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2020 and March 31, 2020. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2022.  This credit facility was drawn upon in fiscal 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, maturing on September 30, 2020.  The amount was recorded in Other liabilities on our Consolidated Balance Sheet and funds were used for general corporate purposes. On July 30, 2020, we voluntarily repaid the $3.0 billion draw and accrued interest in full.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	September 30, 2020
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,034	$17,764	$40	$15,933	$12
Investments in operating leases	409	6,573	36	4,547	1
Total	$1,443	$24,337	$76	$20,480	$13

	March 31, 2020
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$694	$12,375	$5	$10,933	$10
Investments in operating leases	302	5,586	126	3,635	2
Total	$996	$17,961	$131	$14,568	$12

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net securitized assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,250 million and $1,182 million of securities retained by TMCC at September 30, 2020 and March 31, 2020, respectively.  Other liabilities represent accrued interest on the debt of the consolidated VIEs.

In conjunction with the adoption of ASU 2016-13, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  As a result, Other assets as of September 30, 2020 include accrued interest related to securitized retail finance receivables.  The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of September 30, 2020 and March 31, 2020 and revenues earned from these dealers for the three and six months ended September 30, 2020 and 2019 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of and for the three and six months ended September 30, 2020 and 2019 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	September 30,	March 31,
	2020	2020
Commitments:
Credit facilities commitments with dealers	$2,441	$1,226
Commitments under operating lease agreements	128	139
Total commitments	2,569	1,365
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$2,669	$1,465

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

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $19 million and $10 million for the first half and second quarter of fiscal 2021, respectively, as compared to $18 million and $9 million in the same periods in fiscal 2020.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the table above include $97 million and $102 million for facilities leases with affiliates at September 30, 2020 and March 31, 2020, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

	Amounts due on operating lease liabilities as of
	September 30,	March 31,
Years ending March 31,	2020	2020
2021 [1]	$10	$21
2022	23	23
2023	15	15
2024	12	12
2025	10	10
Thereafter	58	58
Total	$128	$139
Present value discount	(17)	(19)
Total operating lease liability	$111	$120

1 Amounts due on operating lease liabilities as of September 30, 2020 excludes the amounts incurred for the six months ended September 30, 2020.

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

September 30,
2020
ROU assets	$105
Weighted average remaining lease term (in years)	9.11
Weighted average discount rate	3.06%

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2020 and March 31, 2020.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements.  Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2020, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2020 and March 31, 2020, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our effective tax rate was 25 percent and 24 percent for the three and six months ended September 30, 2020, compared to 26 percent and 24 percent for the same periods in fiscal 2020.  Our provision for income taxes was $218 million and $331 million for the three and six months ended September 30, 2020, compared to $158 million and $262 million for the same periods in fiscal 2020.  The increase in the provision for income taxes for the three and six months ended September 30, 2020, compared to the same periods in fiscal 2020, was primarily due to the increase in income before taxes.  The lower effective tax rate for the three months ended September 30, 2020, compared to the same period in fiscal 2020 was primarily attributable to state tax law changes enacted in the second quarter of fiscal 2020.

Tax-related Contingencies

As of September 30, 2020, we remain under IRS examination for fiscal 2021, 2020, 2019 and 2018.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended September 30, 2020, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the deferred deduction of allowance for credit losses and residual value loss estimates and other deferred costs.  The total deferred tax liability, net of these deferred tax assets, was $4.7 billion and $5.5 billion at September 30, 2020 and March 31, 2020, respectively.  Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

As of September 30, 2020, there were no material changes to our related party agreements or relationships as described in our fiscal 2020 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net financing revenues:
Manufacturer's subvention and other revenues	$502	$508	$1,001	$1,020
Depreciation on operating leases	$(26)	$(13)	$(49)	$(23)

Interest expense:
Credit support fees, interest and other expenses	$29	$24	$67	$48

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$43	$45	$87	$90

Investment and other income, net:
Interest and other income	$5	$6	$13	$12

Expenses:
Operating and administrative expenses	$23	$21	$43	$42

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	September 30,	March 31,
	2020	2020
Assets:
Cash and cash equivalents
Commercial paper	$100	$276

Investments in marketable securities
Commercial paper	$362	$601

Finance receivables, net
Accounts receivable	$102	$112
Deferred retail subvention income	$(1,224)	$(1,065)

Investments in operating leases, net
Investments in operating leases, net	$(163)	$(100)
Deferred lease subvention income	$(1,688)	$(1,941)

Other assets
Notes receivable	$1,001	$1,175
Other receivables, net	$93	$97

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$341	$344
Other payables, net	$348	$220
Notes payable	$8	$3,032

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of September 30, 2020 and March 31, 2020, the subvention receivable from TMNA was $227 million and $113 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of September 30, 2020 and March 31, 2020, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	September 30, 2020
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$205	$2	$-	$-	$207
Municipal debt securities	-	12	-	-	12
Certificates of deposit	-	-	-	-	-
Commercial paper	-	362	-	-	362
Corporate debt securities	-	180	-	-	180
Mortgage-backed securities:
U.S. government agency	-	43	-	-	43
Non-agency residential	-	-	1	-	1
Non-agency commercial	-	-	46	-	46
Asset-backed securities	-	-	58	-	58
Available-for-sale debt securities total	205	599	105	-	909
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					784
Total return bond funds	2,259	-	-	-	2,259
Equity mutual funds	362	-	-	-	362
Equity investments total	2,621	-	-	-	3,405
Investments in marketable securities total	2,826	599	105	-	4,314
Derivative assets:
Interest rate swaps	-	1,387	-	-	1,387
Foreign currency swaps	-	260	-	-	260
Counterparty netting and collateral	-	-	-	(1,581)	(1,581)
Derivative assets total	-	1,647	-	(1,581)	66
Assets at fair value	2,826	2,246	105	(1,581)	4,380
Derivative liabilities:
Interest rate swaps	-	(1,605)	-	-	(1,605)
Foreign currency swaps	-	(306)	-	-	(306)
Counterparty netting and collateral	-	-	-	1,905	1,905
Liabilities at fair value	-	(1,911)	-	1,905	(6)
Net assets at fair value	$2,826	$335	$105	$324	$4,374

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

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three months ended September 30, 2020

	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, July 1, 2020	$48	$72	$120
Total gains (losses)
Included in other comprehensive income	(1)	2	1
Purchases, issuances, sales, and settlements
Purchases	-	2	2
Issuances	-	-	-
Sales	-	(9)	(9)
Settlements	-	(9)	(9)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Fair value, September 30, 2020	$47	$58	$105
The amount of total unrealized gains (losses) included in other comprehensive income attributable to assets held at the reporting date	$(1)	$1	$-

	Three months ended September 30, 2019
	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, July 1, 2019	$41	$66	$107
Total gains (losses)
Included in other comprehensive income	-	-	-
Purchases, issuances, sales, and settlements
Purchases	5	19	24
Issuances	-	-	-
Sales	-	-	-
Settlements	-	(4)	(4)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Fair value, September 30, 2019	$46	$81	$127

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

	Six months ended September 30, 2020
	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, April 1, 2020	$46	$72	$118
Total gains (losses)
Included in other comprehensive income	1	7	8
Purchases, issuances, sales, and settlements
Purchases	-	2	2
Issuances	-	-	-
Sales	-	(10)	(10)
Settlements	-	(13)	(13)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Fair value, September 30, 2020	$47	$58	$105
The amount of total unrealized gains (losses) included in other comprehensive income attributable to assets held at the reporting date	$1	$6	$7

	Six months ended September 30, 2019
	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, April 1, 2019	$40	$53	$93
Total gains (losses)
Included in other comprehensive income	1	1	2
Purchases, issuances, sales, and settlements
Purchases	5	34	39
Issuances	-	-	-
Sales	-	-	-
Settlements	-	(7)	(7)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Fair value, September 30, 2019	$46	$81	$127

Excluded from the six months ended September 30, 2019 table above is an interest rate swap. This instrument had a fair value of $1 million as of March 31, 2019, gains included in net income of $18 million and settlements of $6 million.  It was transferred out of Level 3 but still held by the Company as of September 30, 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of September 30, 2020 and March 31, 2020.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three and six months ended September 30, 2020 and as of and for the year ended March 31, 2020.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	September 30, 2020
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$61,249	$-	$-	$64,583	$64,583
Wholesale	5,999	-	-	6,045	6,045
Real estate	4,876	-	-	4,858	4,858
Working capital	2,244	-	-	2,111	2,111

Financial liabilities
Unsecured notes and loans payable	$85,422	$-	$87,043	$491	$87,534
Secured notes and loans payable	20,480	-	-	20,831	20,831

	March 31, 2020
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables, net
Retail loan	$56,360	$-	$-	$57,303	$57,303
Wholesale	9,672	-	-	9,637	9,637
Real estate	4,544	-	-	4,140	4,140
Working capital	3,308	-	-	2,811	2,811

Financial liabilities
Unsecured notes and loans payable	$83,172	$-	$82,429	$560	$82,989
Secured notes and loans payable	14,568	-	-	14,608	14,608

In conjunction with the adoption of ASU 2016-13, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheet from Finance receivables, net to Other assets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments.  Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the tables above, along with the finance receivables, deferred costs, deferred income, and the allowance for credit losses.  Finance receivables in the table above excludes related party transactions, for which the fair value approximates the carrying value, of $100 million and $109 million at September 30, 2020 and March 31, 2020, respectively.  Fair values of related party finance receivables, net are classified as Level 3 of the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three months ended September 30, 2020
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,935	$-	$-	$2,935
Depreciation on operating leases	1,349	-	-	1,349
Interest expense	495	-	-	495
Net financing revenues	1,091	-	-	1,091

Insurance earned premiums and contract revenues	-	238	-	238
Investment and other income, net	23	67	-	90
Net financing and other revenues	1,114	305	-	1,419

Expenses:
Provision for credit losses	65	-	-	65
Operating and administrative expenses	294	95	-	389
Insurance losses and loss adjustment expenses	-	92	-	92
Total expenses	359	187	-	546

Income before income taxes	755	118	-	873
Provision for income taxes	189	29	-	218

Net income	$566	$89	$-	$655

	Six months ended September 30, 2020
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$5,847	$-	$-	$5,847
Depreciation on operating leases	3,034	-	-	3,034
Interest expense	1,043	-	-	1,043
Net financing revenues	1,770	-	-	1,770

Insurance earned premiums and contract revenues	-	473	-	473
Investment and other income, net	55	211	-	266
Net financing and other revenues	1,825	684	-	2,509

Expenses:
Provision for credit losses	248	-	-	248
Operating and administrative expenses	550	184	-	734
Insurance losses and loss adjustment expenses	-	167	-	167
Total expenses	798	351	-	1,149

Income before income taxes	1,027	333	-	1,360
Provision for income taxes	251	80	-	331

Net income	$776	$253	$-	$1,029

Total assets at September 30, 2020	$125,277	$5,925	$(135)	$131,067

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

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Insurance operations – Revenue Recognition

For the three and six months ended September 30, 2020 and 2019, approximately 83 percent and 84 percent, respectively, of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the guidance for revenue from contracts with customers.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and six months ended September 30, 2020 and 2019.

We had $2.4 billion and $2.2 billion of unearned insurance premiums and contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2020 and 2019, respectively.  We recognized $180 million and $368 million of these balances in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during the three and six months ended September 30, 2020, respectively, compared to $121 million and $303 million recognized during the same periods in fiscal 2020.  At September 30, 2020, we had unearned insurance premiums and contract revenues of $2.4 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $370 million during fiscal 2021, and $2 billion thereafter.  At September 30, 2019, we had unearned insurance premiums and contract revenues of $2.3 billion associated with outstanding contracts.

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

Fiscal 2021 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2021 (“fiscal 2021”), the United States (“U.S.”) economy continued to be significantly impacted by the global outbreak of coronavirus (“COVID-19”) and the introduction of extraordinary governmental measures intended to slow its spread, including quarantines, government-mandated actions, stay-at-home orders and other restrictions. The outbreak and curtailments, which began at the end of the previous fiscal year, continued to severely curtail economic activities and resulted in a global economic contraction that negatively impacted our business, and the business of our affiliate, TMNA, and our ultimate parent, TMC, in a number of ways, and adversely impacted our first half of fiscal 2021 results of operations.

The historic high levels of unemployment and reduction in household income during this period of economic contraction has affected some of our customers’ ability to make their scheduled payments.  To provide support to our customers and dealers adversely affected by the pandemic, we took a number of actions during the first half of fiscal 2021, including:

•

We offered retail loan payment extensions or lease payment deferrals for up to 120 days to our retail loan and lease customers impacted by COVID-19. For our retail loan customers, interest continues to accrue on the loan, and the loan term is extended by the length of the extension granted.  For our lease customers, the lease term is extended by the length of the deferral granted.  As of the end of June, we resumed our standard retail loan extension and lease payment deferral practices, which have been updated to allow for additional relief in specific circumstances, including up to 60 days of loan payment extensions or lease payment deferrals available to customers experiencing financial hardship, including unemployment or reduced earnings, as a result of COVID-19.  We may terminate, or modify the scope, duration and terms of our payment relief programs at any time.

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

•

We offered certain temporary interest reductions and interest payment deferrals on dealer floorplan financing and principal payment deferrals on dealer real estate and working capital loans.  The floorplan interest reductions concluded in August 2020.  Interest on the real estate and working capital loans continued to accrue on the outstanding balance during deferral period.  While the principal payment deferrals concluded for most loans in June 2020, the deferral period for certain loans concluded in September 2020.

From March 13, 2020 through June 30, 2020, we granted retail loan payment extensions and lease payment deferrals to approximately 13% of our retail customers and approximately 12% of our lease customers.  As of September 30, 2020, substantially all of the retail loan payment extensions and lease payment deferrals granted during the March 13, 2020 through June 30, 2020 period had expired.

The following table summarizes the aging of accounts that have previously been granted payments extensions and deferrals as of September 30, 2020:

	September 30, 2020
	Retail	Lease
Current or paid-in-full	92.7%	95.5%
30-59 Days past due	4.3%	2.6%
60 or more days past due	2.2%	1.3%
Charged-off	0.8%	0.6%
Total	100.0%	100.0%

Due to the duration of, and number of customers and dealers who participated in our payment relief programs, we have seen a negative impact on our total portfolio yield and expect that our future results of operations will also be adversely impacted. Although the increase in retail loan payment extensions and lease payment deferrals temporarily decreased incoming funds, the relief granted under our payment relief programs did not have an impact on our overall liquidity position required to maintain operations due to our net cash provided by operating activities and continued access to capital markets.  As of September 30, 2020, we maintained excess funds of $14.2 billion.  For additional information, refer to the “Liquidity and Capital Resources” section.

We continue to experience a higher provision for credit losses on our retail loan portfolio primarily due to the increase in expected credit losses driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  Refer to “Financial Condition” for further discussion of the COVID-19 pandemic impact on the provision for credit losses.

Our business is dependent upon the sale of Toyota, Lexus, and Mazda vehicles.  As of April 1, 2020, TMCC began providing private label financial services to Mazda which has led to incremental financing volume, which helped offset the significant decline in sales of Toyota and Lexus vehicles in the first half and second quarter of fiscal 2021, as compared to the same periods in fiscal 2020, as dealers temporarily closed showrooms for a period of time early in the first quarter.  Additionally, dealers have adjusted their operations and consumers have adjusted their behavior in response to restrictions designed to slow the spread of COVID-19 and an unprecedented increase in unemployment claims and a significant decline in consumer spending.  To mitigate these trends, dealers have increased their utilization of online sales channels and we have partnered with TMNA and Mazda, respectively, to offer competitive incentive programs, including 0% financing and/or first payment deferred 90 days on select models. We will continue to look for opportunities to optimize our financial services operations, including private label financial services, by partnering with our affiliates.

In addition, from March 23, 2020 to May 8, 2020, TMNA suspended production at all of its automobile and components plants in North America at various times due to the increasing social and economic impact of the COVID-19 pandemic and a significant decline in vehicle demand.  Although TMNA and many of its suppliers have resumed production, delays affecting the supply chain or logistics network have impacted and could continue to negatively impact dealer inventory levels, vehicle sales, the sale of our financing and insurance products, dealer profitability and creditworthiness, and our future results of operations.

Average used vehicle values experienced significant fluctuations in the first half of fiscal 2021.  The economic conditions caused by the COVID-19 pandemic resulted in a decrease in used vehicle values early in the first quarter; however, by the end of the first quarter the used vehicle values had increased to be higher than the values at the beginning of the fiscal year, and they continued to increase in the second quarter. The increase was primarily due to the lack of availability of new vehicles as a result of the temporary suspended production of automobiles and components.  Declines in used vehicle values resulting from increases in the supply of used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

During the first half and second quarter of fiscal 2021, capital markets continued to experience volatility as a result of the COVID-19 pandemic.  However, funding conditions improved, and credit spreads tightened during the second quarter in comparison to the first quarter in response to the implementation of measures to support the economy and corporate credit markets by the Federal Reserve and global central banks.  While our ability to access the capital markets remains largely intact, the ongoing economic uncertainty caused by the pandemic could cause further disruptions in the capital markets and increase our funding costs during the remainder of the fiscal year.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.  For additional information, refer to the “Liquidity and Capital Resources” section.

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

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Net income:
Finance operations[1]	$566	$389	$776	$664
Insurance operations[1]	89	70	253	154
Total net income	$655	$459	$1,029	$818

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $1,029 million and $655 million for the first half and second quarter of fiscal 2021 compared to $818 million and $459 million for the same periods in fiscal 2020.  The increase in net income for the first half of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to a $267 million decrease in interest expense, a $174 million decrease in depreciation on operating leases, a $61 million decrease in insurance losses and loss adjustment expenses, a $51 million increase in investment and other income, net, partially offset by a $134 million decrease in total financing revenues, $112 million increase in provision for credit losses, and a $69 million increase in provision for income taxes.  The increase in net income for the second quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to a $234 million decrease in depreciation on operating leases, $118 million decrease in interest expense, partially offset by a $83 million decrease in total financing revenues, and a $60 million increase in provision for income taxes.

Our overall capital position increased $0.8 billion, bringing total shareholder’s equity to $15.3 billion at September 30, 2020 as compared to $14.5 billion at March 31, 2020.  The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to opening retained earnings of approximately $218 million, net of taxes, resulting from a pretax increase to our allowance for credit losses on finance receivables of approximately $292 million.  Our debt increased to $105.9 billion at September 30, 2020 from $97.7 billion at March 31, 2020.  Our debt-to-equity ratio increased to 6.9 at September 30, 2020 from 6.7 at March 31, 2020.

Finance Operations

The following table summarizes key results of our finance operations:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Financing revenues:
Operating lease	$2,114	$2,197	(4)%	$4,243	$4,381	(3)%
Retail	723	638	13%	1,395	1,227	14%
Dealer	98	183	(46)%	209	373	(44)%
Total financing revenues	2,935	3,018	(3)%	5,847	5,981	(2)%
Depreciation on operating leases [1]	1,349	1,583	(15)%	3,034	3,208	(5)%
Interest expense	495	619	(20)%	1,043	1,322	(21)%
Net financing revenues	1,091	816	34%	1,770	1,451	22%

Investment and other income, net	23	38	(39)%	55	75	(27)%
Net financing and other revenues	1,114	854	30%	1,825	1,526	20%

Expenses:
Provision for credit losses [1]	65	61	7%	248	136	82%
Operating and administrative expenses	294	268	10%	550	514	7%
Total expenses	359	329	9%	798	650	23%

Income before income taxes	755	525	44%	1,027	876	17%
Provision for income taxes	189	136	39%	251	212	18%

Net income from finance operations	$566	$389	46%	$776	$664	17%
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

Our finance operations reported net income of $776 million and $566 million for the first half and second quarter of fiscal 2021, compared to $664 million and $389 million for the same periods in fiscal 2020.  The increase in net income from finance operations for first half of fiscal 2021, compared to same period in fiscal 2020 was primarily due to a $279 million decrease in interest expense, a $174 million decrease in depreciation on operating leases, partially offset by a $134 million decrease in total financing revenues, a $112 million increase in provision for credit losses, a $39 million increase in provision for income taxes, and a $36 million increase in operating and administrative expenses.  The increase in net income from finance operations for the second quarter of fiscal 2021, compared to the same period in fiscal 2020 was primarily due to a $234 million decrease in depreciation on operating leases, a $124 million decrease in interest expense, partially offset by a $83 million decrease in total financing revenues, a $53 million increase in provision for income taxes, and a $26 million increase in operating and administrative expenses.

Financing Revenues

Total financing revenues decreased 2 percent and 3 percent during the first half and second quarter of fiscal 2021 as compared to the same periods in fiscal 2020 due to the following:

•

Operating lease revenues decreased 3 percent and 4 percent in the first half and second quarter of fiscal 2021, as compared to same periods in fiscal 2020, due to lower average outstanding earning asset balances partially offset by higher portfolio yields. The higher yields were partially offset by our support to lease customers who were adversely affected by the COVID-19 pandemic. We offered lease payment deferrals that extended the lease by the length of the deferral granted, which negatively impacted the lease portfolio yields.

•

Retail financing revenues increased 14 percent and 13 percent for the first half and second quarter of fiscal 2021, as compared to the same periods in fiscal 2020, due to higher portfolio yields as well as higher average outstanding earning asset balances. As part of our support to retail customers who were adversely affected by the COVID-19 pandemic, we offered payment extensions that extended the loan term by the length of the extension granted.  As interest continues to accrue on the loan, retail portfolio yields were not impacted by payment extensions.

•

Dealer financing revenues decreased 44 percent and 46 percent in the first half and second quarter of fiscal 2021, as compared to the same periods in fiscal 2020, primarily due to lower portfolio yields as well as lower average outstanding earning asset balances. As part of our support to dealers who were adversely affected by the COVID-19 pandemic, we offered various temporary interest reductions, which resulted in a decrease in dealer portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 5.1 percent and 5.7 for the first half and second quarter of fiscal 2021, respectively, compared to 4.9 percent and 5.0 percent for the same periods in fiscal 2020.

Depreciation on Operating Leases

We reported depreciation on operating leases of $3,034 million and $1,349 million during the first half and second quarter of fiscal 2021, compared to $3,208 million and $1,583 million for the same periods in fiscal 2020. Depreciation expense on operating leases decreased during the first half and second quarter of fiscal 2021, as compared to the same periods in fiscal 2020, due to lower average operating units outstanding and lower residual value losses.  The lower residual value losses are a result of an increase in average used vehicle values and lower expectations of residual value losses.  The economic conditions caused by the COVID-19 pandemic resulted in higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory.  The temporary suspension of automobile manufacturing and component plants has caused a temporary decrease in dealer new vehicle inventory levels and resulted in an increase in the sale of used vehicles due to their availability.

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

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Interest expense on debt	$495	$639	$1,071	$1,294
Interest expense on derivatives	122	37	231	49
Interest expense on debt and derivatives	617	676	1,302	1,343

Losses (gains) on debt denominated in foreign currencies	500	(475)	1,048	(460)
(Gains) losses on foreign currency swaps	(503)	474	(1,096)	366
(Gains) losses on U.S. dollar interest rate swaps	(119)	(62)	(211)	61
Total interest expense	$495	$613	$1,043	$1,310

During the first half and second quarter of fiscal 2021, total interest expense decreased to $1,043 million and $495 million, respectively, from $1,310 million and $613 million, in the same periods in fiscal 2020.  The decrease in total interest expense for the first half of fiscal 2021 compared to the same period in fiscal 2020 is primarily attributable to gains on interest rate swaps, and a decrease in interest expense on debt and derivatives combined, partially offset by lower gains on foreign currency swaps net of debt denominated in foreign currencies.  The decrease in total interest expense for the second quarter of fiscal 2021, compared to the same period in fiscal 2020 is primarily attributable to decrease in interest expense on debt and derivatives combined and higher gains from interest rate swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During the first half and second quarter of fiscal 2021, interest expense on debt and derivatives decreased to $1,302 million and $617 million from $1,343 million and $676 million for the same periods in fiscal 2020. The decrease in interest expense on debt is due to a decrease in weighted average interest rates partially offset by an increase in portfolio size.  The increase in interest expense on derivatives is primarily due to a decrease in interest income from pay-fixed swaps partially offset by a decrease in interest expense on pay-float swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first half and second quarter of fiscal 2021, we recorded net gains of $48 million and $3 million, respectively, primarily as a result of decreases in foreign currency swap rates across various currencies in which our debt is denominated.  During the first half and second quarter of fiscal 2020, we recorded net gains of $94 million and $1 million, respectively, primarily as a result of decreases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first half and second quarter of fiscal 2021, we recorded gains of $211 million and $119 million, respectively, as the impact from net interest income outweighed the losses attributed to the downward shift of U.S. dollar swap rates.  During the first half of fiscal 2020, we recorded losses of $61 million, as losses on pay-fixed swaps exceeded gains on our pay-float swaps, primarily as a result of decreases in U.S. dollar swap rates.  During the second quarter of fiscal 2020, we recorded gains of $62 million, as gains on our pay-float swaps exceeded losses on our pay-fixed swaps, primarily as a result of decreases in U.S. dollar swap rates, particularly on the longer tenors.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $55 million and $23 million for the first half and second quarter of fiscal 2021, compared to $75 million and $38 million for the same periods in fiscal 2020.  The decrease in investment and other income, net for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to a decrease in interest income attributable to a decrease in interest rates.

Provision for Credit Losses

We recorded a provision for credit losses of $248 million and $65 million for the first half and second quarter of fiscal 2021, respectively, compared to $136 million and $61 million for the same periods in fiscal 2020.  The increase in the provision for credit losses for the first half of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to the increase in the expected credit losses for our retail loan portfolio driven by a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in stay-at-home orders, increased unemployment, and decreased consumer spending.  The growth of our retail portfolio and our adoption of ASU 2016-13 in fiscal 2021, which replaced the incurred loss impairment model with one that reflects expected credit losses over the expected life of the finance receivables has also contributed to the increase in the provision for credit losses.  The provision for credit losses for the second quarter of fiscal 2021, compared to the same period in fiscal 2020, increased due to the impact of economic conditions caused by the COVID-19 pandemic, the new impairment model that reflects expected credit losses over the expected life of the finance receivables upon adoption of ASU 2016-13, and the growth of our retail portfolio which were mostly offset by lower provision for credit losses in our dealer portfolio due to improved dealer financial performance.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $550 million and $294 million for the first half and second quarter of fiscal 2021, compared to $514 million and $268 million for the same periods in fiscal 2020. The increase in operating and administrative expenses for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to an increase in technology investments driven by various enterprise initiatives and an increase in general operating expenses.

Insurance Operations

The following table summarizes key results of our insurance operations:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	Change	2020	2019	Change
Agreements (units in thousands)
Issued	714	692	3%	1,211	1,348	(10)%
Average in force	9,776	9,436	4%	9,694	9,371	3%

(Dollars in millions)
Insurance earned premiums and contract revenues	$238	$232	3%	$473	$461	3%
Investment and other income, net	67	65	3%	211	152	39%
Revenues from insurance operations	305	297	3%	684	613	12%

Expenses:
Insurance losses and loss adjustment expenses	92	115	(20)%	167	228	(27)%
Operating and administrative expenses	95	90	6%	184	181	2%
Total expenses	187	205	(9)%	351	409	(14)%

Income before income taxes	118	92	28%	333	204	63%
Provision for income taxes	29	22	32%	80	50	60%

Net income from insurance operations	$89	$70	27%	$253	$154	64%
Our insurance operations reported net income of $253 million and $89 million for the first half and second quarter of fiscal 2021, compared to $154 million and $70 million for the same periods in fiscal 2020.  The increase in net income from insurance operations for the first half of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to a $61 million decrease in insurance losses and loss adjustment expenses, and a $59 million increase in investment and other income, net, partially offset by a $30 million increase in provision for income taxes. The increase in net income from insurance operations for the second quarter of fiscal 2021, compared to same period in fiscal 2020, was primarily due to a $23 million decrease in insurance losses and loss adjustment expenses.  Agreements issued decreased 10 percent in the first half of fiscal 2021, compared to the same period in fiscal 2020, primarily due to the economic difficulties caused by the COVID-19 pandemic during the first quarter of fiscal 2021, which resulted in lower sales volume.  Agreements issued increased 3 percent in the second quarter of fiscal 2021, compared to the same period in fiscal 2020, primarily due to the incremental agreements issued from the launch of our private label insurance products to Mazda.  The average number of agreements in force increased 3 percent and 4 percent for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, due to insurance portfolio growth from prior years, most notably in tire and wheel protection agreements, guaranteed auto protection agreements and prepaid maintenance agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $473 million and $238 million for the first half and second quarter of fiscal 2021, compared to $461 million and $232 million for the same periods in fiscal 2020.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to insurance portfolio growth from prior years.

Investment and Other Income, Net

Our insurance operations reported investment and other income, net of $211 million and $67 million for the first half and second quarter of fiscal 2021, compared to $152 million and $65 million for the same periods in fiscal 2020.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity investments, and credit loss expense on available-for-sale debt securities, if any.  The increase in investment and other income, net for the first half of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to gains from the changes in fair value on our equity investments and gains from sales of investments in marketable securities. The increase in investment and other income, net for the second quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to changes in fair value on our equity investments, partially offset by decreased interest income from investments in marketable securities and intercompany loans.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $167 million and $92 million for the first half and second quarter of fiscal 2021, compared to $228 million and $115 million for the same periods in fiscal 2020.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The decrease in insurance losses and loss adjustment expenses for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to a decrease in losses in our prepaid maintenance agreements, guaranteed auto protection agreements and vehicle services agreements. The decrease in our prepaid maintenance losses for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to a decrease in both frequency and severity of claims.  The decrease in our guaranteed auto protection agreements losses for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, was a result of lower estimates of losses incurred but not reported.  The decrease in our vehicle services agreement losses for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, was mainly due to a decrease in frequency of claims.  Our insurance losses and loss adjustment expenses have also been impacted by lower claims as a result of government mandated stay-at-home orders caused by the COVID-19 pandemic during the first quarter of fiscal 2021.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $184 million and $95 million for the first half and second quarter of fiscal 2021, compared to $181 million and $90 million for the same periods in fiscal 2020.  The increase in operating and administrative expenses in the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily attributable to higher acquisition and other product expenses, and dealer back-end program expenses, partially offset by a decrease in overhead expenses.  Insurance dealer back-end program expenses are incentives or expense reduction programs we offer to dealers based on certain performance criteria.

Provision for Income Taxes

Our overall provision for income taxes was $331 million and $218 million for the first half and second quarter of fiscal 2021, compared to $262 million and $158 million for the same periods in fiscal 2020.  Our effective tax rate was 24 percent and 25 percent for the first half and second quarter of fiscal 2021, compared to 24 percent and 26 percent for the same periods in fiscal 2020. The increase in the provision for income taxes for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to the increase in income before taxes.  The lower effective tax rate for the second quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily attributable to the state tax law changes enacted in the second quarter of fiscal 2020.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2020	2019	Change	2020	2019	Change
Vehicle financing volume:[1]
New retail contracts	211	186	13%	372	350	6%
Used retail contracts	138	86	60%	240	170	41%
Lease contracts	130	137	(5)%	213	262	(19)%
Total	479	409	17%	825	782	5%

TMNA subvened vehicle financing volume:[2]
New retail contracts	87	62	40%	166	117	42%
Used retail contracts	20	10	100%	42	22	91%
Lease contracts	89	125	(29)%	150	240	(38)%
Total	196	197	(1)%	358	379	(6)%

Market share of TMNA sales:[3]	62.2%	65.2%		63.1%	65.4%

[1]

Total financing volume was comprised of approximately 65 percent Toyota, 14 percent Lexus, 14 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for the first half of fiscal 2021.  Total financing volume was comprised of approximately 64 percent Toyota, 15 percent Mazda, 14 percent Lexus, and 7 percent non-Toyota/Lexus/Mazda for the second quarter of fiscal 2021.  Total financing volume was comprised of approximately 81 percent Toyota, 16 percent Lexus, and 3 percent non-Toyota/Lexus for the first half of fiscal 2020.  Total financing volume was comprised of approximately 82 percent Toyota, 15 percent Lexus, and 3 percent non-Toyota/Lexus for the second quarter of fiscal 2020.

[2]	TMNA subvened volume units are included in the total vehicle financing. Units exclude third-party subvened units.
[3]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under   dealer rental car and commercial fleet programs, sales of private Toyota distributors and Mazda vehicles financed.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota, Lexus, and Mazda dealers, is dependent upon TMNA and Mazda sales volume, the level of TMNA, Mazda, and third-party sponsored subvention and other incentive programs, as well as TMCC competitive rate and other incentive programs.

Our financing volume increased 5 percent and 17 percent for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, primarily due to the incremental new retail vehicle financing volume we gained from the launch of our private label financial services to Mazda on April 1, 2020 and an increase in used retail contracts.  The increase in used retail contract volume was driven by an increased level of incentive and subvention programs, availability of used vehicles following the temporary suspension in production and decrease in dealer new vehicle inventory levels, as well as incremental used retail contract volume from the launch of private label services.  These increases in financing volume were partially offset by decreases in lease contracts, particularly in the first quarter of fiscal 2021, due to the sharp decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in an unprecedented increase in unemployment claims and a significant decline in consumer spending, and the lower availability of new lease vehicles due to the temporary suspension of production.

Industry-wide new vehicle sales in the U.S. experienced a significant decline in the first half and second quarter of fiscal 2021 as dealers temporarily closed showrooms and adjusted their operations, and consumers adjusted their behavior in response to restrictions designed to slow the spread of COVID-19, an unprecedented level of unemployment claims and a significant decline in consumer spending.  To mitigate the impact caused by the decline in economic conditions, we have partnered with TMNA and Mazda, respectively, to offer competitive incentive and subvention programs, including 0% financing and/or first payment deferred 90 days on select models.

Our market share of TMNA sales decreased by approximately 2 percentage points and 3 percentage points for the first half and second quarter of fiscal 2021, respectively, compared to the same periods in fiscal 2020, due to lower levels of subvention on lease contracts and increased competition from financial institutions.

The composition of our net earning assets is summarized below:

	September 30,	March 31,	Percentage
(Dollars in millions)	2020	2020	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net [2]	$61,083	$56,364	8%
Dealer financing, net [1,2]	13,187	17,632	(25)%
Total finance receivables, net [2]	74,270	73,996	-%
Investments in operating leases, net	35,840	36,387	(2)%
Net earning assets	$110,110	$110,383	-%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and Mazda dealers[1]	981	953	3%
Dealers outside of the Toyota/Lexus/Mazda dealer network	387	371	4%
Total number of dealers receiving wholesale financing	1,368	1,324	3%

Dealer inventory outstanding (units in thousands)	185	294	(37)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[2]

As discussed in Note 1 – Interim Financial Data, in conjunction with the adoption of ASU 2016-13, we changed the presentation of accrued interest in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  The information for the comparative period continues to be reported within Finance receivables, net.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 6 percent and 13 percent for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, due to the incremental new vehicle financing volume we gained from the launch of private label financial services and the increased level of incentive and subvention programs.  Our used retail contracts increased 41 percent and 60 percent for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, due to an increased level of incentive and subvention programs, availability of used vehicles, as well as incremental used retail contract volume from the launch of private label financial services.  The temporary suspension of automobile manufacturing and component plants has caused a temporary decrease in dealer new vehicle inventory levels and resulted in an increase in the sale of used vehicles due to their availability.

Our retail finance receivables, net increased 8 percent at September 30, 2020 as compared to March 31, 2020 due to an increase in the volume financed, including the incremental volume from the launch of private label financial services, as well as an increase in the amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 19 percent and 5 percent for the first half and second quarter of fiscal 2021, compared to the same periods in fiscal 2020, as a result of the sharp decline in economic conditions caused by the COVID-19 pandemic, lower levels of subvention, the decrease in dealer new vehicle inventory levels from the temporary suspension of production, and consumer preference for retail contracts, partially offset by incremental lease contract volume from the launch of private label financial services.  Our investments in operating leases, net, decreased 2 percent at September 30, 2020, as compared to March 31, 2020 due to decreased lease contract volume.

Dealer Financing and Earning Assets

Dealer financing, net decreased 25 percent at September 30, 2020 as compared to March 31, 2020 primarily due to a decrease in dealer inventory and related financing due to the temporary decline in new vehicle inventory levels caused by the temporary suspension of automobile manufacturing as a result of the COVID-19 pandemic.

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

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	Change	2020	2019	Change
Depreciation on operating leases (dollars in millions)	$1,349	$1,583	(15)%	$3,034	$3,208	(5)%
Average operating lease units outstanding (in thousands)	1,338	1,410	(5)%	1,343	1,418	(5)%

Depreciation expense on operating leases decreased 5 percent and 15 percent during first half and second quarter of fiscal 2021, as compared to the same periods in fiscal 2020, due to lower average operating units outstanding and lower residual value losses.  The lower residual value losses are a result of an increase in average used vehicle values and lower expectations of residual value losses. The economic conditions caused by the COVID-19 pandemic resulted in higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory.  The temporary suspension of automobile manufacturing and component plants has caused a temporary decrease in dealer new vehicle inventory levels and resulted in an increase in the sale of used vehicles due to their availability.

To provide support to our customers, we offered lease payment deferrals up to 120 days to customers impacted by COVID-19 pandemic.  The lease payment deferrals we granted to our customers resulted in incremental depreciation on operating leases, as the additional months for the deferral period have resulted in a decrease in the expected end-of-market values of our investments in operating leases; however, the impact is not significant.

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

The following table provides information related to our origination experience:

	September 30,	March 31,	September 30,
	2020	2020	2019
Average consumer portfolio origination FICO score	743	754	754
Average retail loan origination term (months) [1]	68	69	67

1 Retail loan origination greater than or equal to 78 months was 8% as of September 30, 2020, 7% as of March 31, 2020, and 6% as of September 30, 2019.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2020 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	September 30,	March 31,	September 30,
	2020	2020	2019
Net charge-offs as a percentage of average gross [1,5,6] earning assets
Finance receivables	0.25%	0.44%	0.34%

Default frequency as a percentage of outstanding contracts [1,6]
Finance receivables	0.86%	1.09%	1.13%

Average loss severity per unit [2,6]
Finance receivables	$9,658	$9,555	$9,124

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets [3,4,5]
Finance receivables	0.37%	0.41%	0.39%
Operating leases	0.34%	0.34%	0.29%

[1]	Net charge-off and default frequency ratios have been annualized using six months results for the periods ended September 30, 2020 and 2019.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
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

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross finance receivables decreased to 0.25 percent at September 30, 2020 from 0.34 percent at September 30, 2019, and default frequency as a percentage of outstanding finance receivable contracts decreased to 0.86 percent for the first half of fiscal 2021, compared to 1.13 percent in the same period in fiscal 2020, primarily due to the payment extension programs offered to our customers impacted by COVID-19.  Our average loss severity on finance receivables for the first half of fiscal 2021 increased to $9,658 from $9,124 in the first half of fiscal 2020 primarily due to higher average amounts financed as a result of types of vehicles financed.  Our aggregate balances for accounts 60 or more days past due on finance receivables decreased at 0.37 percent for September 30, 2020, compared to 0.39 percent at September 30, 2019, and 0.41 percent at March 31, 2020, as a result of the retail payment extension and lease deferral programs offered to our customers and dealers impacted by COVID-19 and our typical seasonal pattern for delinquency.  Our aggregate balances for accounts 60 or more days past due on operating leases increased to 0.34 percent for September 30, 2020, compared to 0.29 percent at September 30, 2019, and 0.34 percent at March 31, 2020, as a result of decline in economic conditions caused by the COVID-19 pandemic and by government restrictions on repossession activities in certain states for which we have a high percentage of lease contracts.  If the negative economic conditions caused by the COVID-19 pandemic continue, delinquencies and charge-offs could increase.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Allowance for credit losses at beginning of period	$1,143	$504	$727	$499
Adoption of ASU 2016-13 [1]	-		292	-
Charge-offs	(46)	(80)	(115)	(152)
Recoveries	12	13	22	27
Provision for credit losses	65	68	248	131
Allowance for credit losses at end of period [2]	$1,174	$505	$1,174	$505
[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020. See Note 1 – Interim Financial Data for additional information.
[2]

Ending balance as of September 30, 2020 includes allowance for credit losses related to off-balance-sheet commitments of $37 million, which is included in Other liabilities in the Consolidated Balance Sheet.

Our allowance for credit losses increased from $505 million at September 30, 2019 to $1,174 million at September 30, 2020, reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13, and an increase of $377 million primarily due to the increase in expected credit losses for our retail loan portfolio driven by a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  In addition to the initial adoption impact, ASU 2016-13 has led to an increase in the provision for credit losses with the growth of our retail loan portfolio as this standard replaces the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitments.

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

During the first half and second quarter of fiscal 2021, capital markets continued to experience volatility as a result of the COVID-19 pandemic.  However, funding conditions improved and credit spreads tightened during the second quarter in comparison to the first quarter in response to the implementation of measures to support the economy and corporate credit markets by the Federal Reserve and global central banks.  We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $13.6 billion to $21.8 billion with an average balance of $17.9 billion during the quarter ended September 30, 2020.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of September 30, 2020 had no outstanding amount and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	September 30, 2020			March 31, 2020
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$21,996	$21,972	0.69%	$27,040	$26,968	1.85%
U.S. medium term note ("MTN") program	37,810	37,667	2.00%	33,658	33,527	2.44%
Euro medium term note ("EMTN") program	16,724	16,634	1.68%	17,074	16,974	1.69%
Other debt	9,155	9,149	1.44%	5,705	5,703	2.06%
Total Unsecured notes and loans payable	85,685	85,422	1.54%	83,477	83,172	2.07%
Secured notes and loans payable	20,524	20,480	1.66%	14,597	14,568	2.13%
Total debt	$106,209	$105,902	1.56%	$98,074	$97,740	2.08%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper[1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2020	$27,040	$33,658	$17,074	$5,705	$83,477
Issuances	-	10,666	230	4,528	15,424
Maturities and terminations	(5,044)	(6,514)	(1,750)	(1,119)	(14,427)
Non-cash changes in foreign currency rates	-	-	1,170	41	1,211
Balance at September 30, 2020	$21,996	$37,810	$16,724	$9,155	$85,685
[1]	Changes in Commercial paper are shown net due to its short duration.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $22.0 billion to $24.9 billion during the quarter ended September 30, 2020, with an average outstanding balance of $23.5 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2020, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €17.0 billion was available for issuance at September 30, 2020.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2020	$14,597
Issuances	11,131
Maturities and terminations	(5,204)
Balance at September 30, 2020	$20,524

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of September 30, 2020 and March 31, 2020, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2020 and March 31, 2020.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC expects to enter into a new $5.0 billion 364 day syndicated bank credit facility to replace the existing 364 day syndicated bank credit facility which expires in November 2020.

Committed Revolving Asset-backed Facility

In July 2020, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed, to make advances up to a facility limit of $6.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  This revolving facility allows us to obtain term funding and, with the consent of the committed lenders, may be renewed on an annual basis.  Any utilized portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of September 30, 2020, $1.8 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of September 30, 2020, TMCC had committed bank credit facilities totaling $4.3 billion of which $1.9 billion, $300 million, $1.8 billion, and $300 million mature in fiscal 2021, 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2020 and March 31, 2020. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with TMS expiring in fiscal 2022.  This credit facility was drawn upon in fiscal 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, maturing on September 30, 2020.  The amount was recorded in Other liabilities on our Consolidated Balance Sheet and funds were used for general corporate purposes.  On July 30, 2020, we voluntarily repaid the $3.0 billion draw and accrued interest in full.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2020, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of September 30, 2020, we had no hedge accounting derivatives.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	September 30,	March 31,
(Dollars in millions)	2020	2020
Gross derivatives assets, net of credit valuation adjustment	$1,647	$1,437
Less: Counterparty netting	(850)	(966)
Less: Collateral held	(731)	(420)
Derivative assets, net	$66	$51

Gross derivative liabilities, net of credit valuation adjustment	$1,911	$3,116
Less: Counterparty netting	(850)	(966)
Less: Collateral posted	(1,055)	(2,105)
Derivative liabilities, net	$6	$45

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2020, we held excess collateral of $10 million which we did not use to offset derivative assets, and we posted excess collateral of $11 million which we did not use to offset derivative liabilities.  As of March 31, 2020, we held excess collateral of $10 million which we did not use to offset derivative assets, and we posted excess collateral of $1 million which we did not use to offset derivative liabilities.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The majority of our credit losses are related to our consumer portfolio.  Holding other estimates constant, a 10 percent increase or decrease in the assumptions used to derive probability of default and loss given default would have resulted in a change in the allowance for credit losses of $102 million as September 30, 2020.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1	Amended and Restated Agency Agreement, dated September 18, 2020, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch	(3)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed September 22, 2020, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 6, 2020	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By	/s/ Scott Cooke
Scott Cooke
Group Vice President and Chief Financial Officer (Principal Financial Officer)