Form 10-Q
period 2020-12-31
TOYOTA MOTOR CREDIT CORP
filed 2021-02-10
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 31, 2021, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Financing revenues:
Operating lease	$2,122	$2,212	$6,365	$6,593
Retail	749	661	2,144	1,888
Dealer	103	171	312	544
Total financing revenues	2,974	3,044	8,821	9,025
Depreciation on operating leases	1,450	1,712	4,484	4,920
Interest expense	491	755	1,534	2,065
Net financing revenues	1,033	577	2,803	2,040

Insurance earned premiums and contract revenues	241	231	714	692
Investment and other income, net	179	57	445	272
Net financing revenues and other revenues	1,453	865	3,962	3,004

Expenses:
Provision for credit losses	118	128	366	264
Operating and administrative	354	406	1,088	1,101
Insurance losses and loss adjustment expenses	98	116	265	344
Total expenses	570	650	1,719	1,709

Income before income taxes	883	215	2,243	1,295
Provision for income taxes	215	34	546	296

Net income	$668	$181	$1,697	$999

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income	$668	$181	$1,697	$999
Other comprehensive income, net of tax
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax benefit (provision) of $0, $1, ($6) and ($4), respectively]	2	(2)	26	14
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0, $1, $4 and $1, respectively]	(2)	(1)	(15)	(2)
Other comprehensive income (loss)	-	(3)	11	12
Comprehensive income	$668	$178	$1,708	$1,011

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	December 31,	March 31,
	2020	2020
ASSETS
Cash and cash equivalents	$10,622	$6,790
Restricted cash and cash equivalents	1,446	1,739
Investments in marketable securities	4,596	3,820
Finance receivables, net of allowance for credit losses of $1,162 and $727	78,800	73,996
Investments in operating leases, net	36,294	36,387
Other assets	2,733	2,823
Total assets	$134,491	$125,555

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$108,972	$97,740
Deferred income taxes	3,589	5,458
Other liabilities	5,937	7,854
Total liabilities	118,498	111,052

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2020 and March 31, 2020	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	26	15
Retained earnings	15,050	13,571
Total shareholder's equity	15,993	14,503
Total liabilities and shareholder's equity	$134,491	$125,555

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	December 31,	March 31,
	2020	2020
ASSETS
Finance receivables, net	$19,334	$12,375
Investments in operating leases, net	6,268	5,586
Other assets	100	131
Total assets	$25,702	$18,092

LIABILITIES
Debt	$21,720	$14,568
Other liabilities	16	12
Total liabilities	$21,736	$14,580

Refer to the accompanying Notes to Consolidated Financial Statements.

  TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended December 31, 2019
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at September 30, 2019	$915	$2	$18	$13,476	$14,411

Net income	-	-	-	181	181
Other comprehensive loss, net of tax	-	-	(3)	-	(3)
Balance at December 31, 2019	$915	$2	$15	$13,657	$14,589

	Nine months ended December 31, 2019
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Net income	-	-	-	999	999
Other comprehensive income, net of tax	-	-	12	-	12
Balance at December 31, 2019	$915	$2	$15	$13,657	$14,589

	Three months ended December 31, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at September 30, 2020	$915	$2	$26	$14,382	$15,325

Net income	-	-	-	668	668
Other comprehensive income, net of tax	-	-	-	-	-
Balance at December 31, 2020	$915	$2	$26	$15,050	$15,993

	Nine months ended December 31, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Cumulative-effect of adoption of ASU 2016-13	-	-	-	(218)	(218)
Net income	-	-	-	1,697	1,697
Other comprehensive income, net of tax	-	-	11	-	11
Balance at December 31, 2020	$915	$2	$26	$15,050	$15,993

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,697	$999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,572	5,003
Recognition of deferred income	(1,864)	(1,861)
Provision for credit losses	366	264
Amortization of deferred costs	572	525
Foreign currency and other adjustments to the carrying value of debt, net	1,806	151
Net gains from investments in marketable securities	(222)	(54)
Net change in:
Derivative assets	(9)	6
Other assets and accrued interest	140	(245)
Deferred income taxes	(1,797)	201
Derivative liabilities	(21)	(24)
Other liabilities	993	92
Net cash provided by operating activities	6,233	5,057

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,862)	(1,402)
Proceeds from sales of investments in marketable securities	405	232
Proceeds from maturities of investments in marketable securities	916	520
Acquisition of finance receivables	(29,164)	(22,807)
Collection of finance receivables	20,390	19,102
Net change in wholesale and certain working capital receivables	3,261	782
Acquisition of investments in operating leases	(11,777)	(12,243)
Disposals of investments in operating leases	8,570	9,060
Long term loans to affiliates	(200)	(200)
Payments on long term loans from affiliates	406	19
Other, net	(48)	(26)
Net cash used in investing activities	(9,103)	(6,963)

Cash flows from financing activities:
Proceeds from issuance of debt	38,669	17,830
Payments on debt	(21,909)	(15,778)
Net change in commercial paper and other short-term financing	(7,334)	2,410
Payment on loan from affiliate	(3,000)	-
Net change in financing support provided by affiliates	(17)	43
Dividend paid	-	(10)
Net cash provided by financing activities	6,409	4,495
Net increase in cash and cash equivalents and restricted cash and cash equivalents	3,539	2,589
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	8,529	3,183
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$12,068	$5,772
Supplemental disclosures:
Interest paid, net	$1,909	$1,971
Income taxes paid, net	$1,177	$105

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and nine months ended December 31, 2020 and 2019 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2020 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2021 (“fiscal 2021”).

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

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Recently Adopted Accounting Guidance

On April 1, 2020, we adopted the following new accounting standards:

Financial Instruments – Credit Losses

We adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), along with the subsequently issued guidance amending and clarifying various aspects of ASU 2016-13, using the modified retrospective method as required.  In accordance with that method, the comparative period’s information continues to be reported under the relevant accounting guidance in effect for that period.  Upon adoption of ASU 2016-13, the incurred loss impairment method was replaced with a new impairment model that reflects lifetime expected losses for our finance receivables.  The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to decrease opening retained earnings by approximately $218 million, net of taxes, resulting from a pretax increase to our allowance for credit losses on finance receivables of approximately $292 million.  Additionally, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  As of April 1, 2020, we have reclassified accrued interest of $190 million from Finance receivables, net to Other assets.  The adoption of this new guidance did not result in a material impact to our available-for-sale debt securities portfolio.

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

We adopted ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The adoption of this guidance related to Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments did not have a material impact on our consolidated financial statements and related disclosures.  The impact on our consolidated financial statements for Topic 326, Financial Instruments – Credit Losses is discussed above.

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

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data (Continued)

Accounting Guidance Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, along with subsequently issued guidance, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met.  Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made.  The provisions of this update are available until December 31, 2022.  We plan to adopt this guidance on April 1, 2021.  The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities

Investments in marketable securities consist of debt securities and equity investments.  We classify all of our debt securities as available-for-sale.

Investments in marketable securities consisted of the following:

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$223	$9	$(2)	$230
Municipal debt securities	8	2	-	10
Commercial paper	200	-	-	200
Corporate debt securities	159	18	-	177
Mortgage-backed securities:
U.S. government agency	35	2	-	37
Non-agency residential	1	-	-	1
Non-agency commercial	47	2	(2)	47
Asset-backed securities	51	4	-	55
Total available-for-sale debt securities	$724	$37	$(4)	$757
Equity investments				3,839
Total investments in marketable securities				$4,596

	March 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$160	$16	$-	$176
Municipal debt securities	9	2	-	11
Certificates of deposit	250	-	(1)	249
Commercial paper	604	-	(3)	601
Corporate debt securities	188	10	(1)	197
Mortgage-backed securities:
U.S. government agency	47	2	-	49
Non-agency residential	1	-	-	1
Non-agency commercial	47	-	(2)	45
Asset-backed securities	75	-	(3)	72
Total available-for-sale debt securities	$1,381	$30	$(10)	$1,401
Equity investments				2,419
Total investments in marketable securities				$3,820

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of December 31, 2020 and March 31, 2020.

We adopted ASU 2016-13 on April 1, 2020, on a modified retrospective basis, as further described in Note 1 – Interim Financial Data.  Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established.  Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other- than-temporary, an impairment charge for the credit component was recorded in Investment and other income, net and a new cost basis in the investment was established.  As of December 31, 2020, management determined that credit losses did not exist for securities in an unrealized loss position.  This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Available-for-sale debt securities:
Realized gains	$2	$2	$19	$3

Equity investments:
Unrealized gains (losses) recognized	$49	$(38)	$188	$48
Realized gains on sales	$3	$-	$15	$3

Contractual Maturities

The amortized cost and fair value, by contractual maturity of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2020
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$236	$237
Due after 1 year through 5 years	133	142
Due after 5 years through 10 years	141	151
Due after 10 years	80	87
Mortgage-backed and asset-backed securities[1]	134	140
Total	$724	$757

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Upon adoption of ASU 2016-13, we elected the accounting policy to present accrued interest related to finance receivables within Other assets in the Consolidated Balance Sheets.  As of December 31, 2020, accrued interest related to finance receivables is $196 million and is included in Other assets.  The comparative period’s information continues to be reported within Finance receivables, net.  Upon adoption of ASU 2016-13, we no longer reverse accrued interest receivables from interest income for our dealer products portfolio when an account is deemed to be uncollectible.  For both retail loan and dealer products portfolio segments, accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2020	2020
Retail receivables [1]	$65,102	$57,088
Dealer financing	15,212	17,873
	80,314	74,961

Deferred origination costs	1,083	890
Deferred income	(1,435)	(1,128)
Allowance for credit losses
Retail and securitized retail receivables	(1,052)	(486)
Dealer financing	(110)	(241)
Total allowance for credit losses	(1,162)	(727)
Finance receivables, net	$78,800	$73,996

1 Includes securitized retail receivables of $19.6 billion and $12.7 billion as of December 31, 2020 and March 31, 2020, respectively.

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

The following table presents the amortized cost basis of our retail loan portfolio by credit quality indicator based on number of days outstanding by origination year at December 31, 2020:

	Amortized Cost Basis by Origination Fiscal Year
	2021	2020	2019	2018	2017	2016 and Prior	Total
Aging of finance receivables:
Current	$24,905	$17,763	$10,165	$6,963	$3,117	$744	$63,657
30-59 days past due	137	215	177	132	78	50	789
60-89 days past due	32	62	52	36	22	15	219
90 days or greater past due	12	26	19	13	8	7	85
Total	$25,086	$18,066	$10,413	$7,144	$3,225	$816	$64,750

The amortized cost of retail loan portfolio excludes accrued interest of $166 million at December 31, 2020.  The table includes contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following table presents the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination year at December 31, 2020:

	Amortized Cost Basis by Origination Fiscal Year
	2021	2020	2019	2018	2017	2016 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$7,133	$7,133
Credit Watch	-	-	-	-	-	-	275	275
At Risk	-	-	-	-	-	-	34	34
Default	-	-	-	-	-	-	15	15
Wholesale total	$-	$-	$-	$-	$-	$-	$7,457	$7,457
Real estate
Performing	$1,571	$355	$601	$386	$358	$1,652	$-	$4,923
Credit Watch	34	49	7	20	9	107	-	226
At Risk	14	-	-	-	5	17	-	36
Default	-	-	-	13	9	-	-	22
Real estate total	$1,619	$404	$608	$419	$381	$1,776	$-	$5,207
Working Capital
Performing	$412	$346	$206	$47	$114	$197	$1,154	$2,476
Credit Watch	6	24	14	-	-	19	1	64
At Risk	-	-	-	-	8	-	-	8
Default	-	-	-	-	-	-	-	-
Working capital total	$418	$370	$220	$47	$122	$216	$1,155	$2,548
Total	$2,037	$774	$828	$466	$503	$1,992	$8,612	$15,212

The amortized cost of the dealer products portfolio excludes accrued interest of $30 million at December 31, 2020.  As of December 31, 2020, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant.

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

Past Due Finance Receivables by Class

Substantially all finance receivables do not involve recourse to the dealer in the event of customer default.  Finance receivables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.  Contracts for which vehicles have been repossessed are excluded.  For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 30 days past the contractual due date. For any customer who is granted a payment extension under an extension program, the aging of the receivable is adjusted for the number of days of the extension granted.

The following tables summarize the aging of the amortized cost basis of our finance receivables by class:

	December 31, 2020
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$789	$219	$85	$1,093	$63,657	$64,750	$65
Wholesale	-	-	-	-	7,457	7,457	-
Real estate	-	-	-	-	5,207	5,207	-
Working capital	-	-	-	-	2,548	2,548	-
Total	$789	$219	$85	$1,093	$78,869	$79,962	$65

Finance receivables excludes accrued interest of $196 million as of December 31, 2020.

	March 31, 2020
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$717	$203	$104	$1,024	$56,064	$57,088	$66
Wholesale	-	-	-	-	9,826	9,826	-
Real estate	-	-	1	1	4,627	4,628	-
Working capital	-	-	-	-	3,419	3,419	-
Total	$717	$203	$105	$1,025	$73,936	$74,961	$66

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2020 and 2019 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and nine months ended December 31, 2020 and 2019.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2020 and 2019, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

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

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2020	2020
Investments in operating leases [1]	$47,858	$48,638
Deferred origination (fees) and costs, net	(135)	(223)
Deferred income	(1,787)	(1,962)
Accumulated depreciation	(9,642)	(9,976)
Allowance for credit losses	-	(90)
Investments in operating leases, net	$36,294	$36,387

1 Includes securitized investments in operating leases of $8.8 billion and $7.9 billion as of December 31, 2020 and March 31, 2020, respectively.

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

Retail Loan Portfolio Segment

The level of credit risk in our retail loan portfolio segment is influenced by various factors such as economic conditions, the used vehicle market, credit quality, contract structure, and collection strategies and practices.  The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, term count, and other relevant factors.  We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency, and other credit quality indicators such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or Mazda), and term count.  Loss given default models forecast the extent of losses given that a default has occurred and considers variables such as collateral, trends in recoveries, historical loss severity, and other contract structure variables.  Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable.  The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios.  The loan lifetime is regarded by management as the reasonable and supportable period.  We use macroeconomic forecasts from a third party and update such forecasts quarterly.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses (Continued)

On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.  While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

Dealer Products Portfolio Segment

The level of credit risk in our dealer products portfolio segment is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and the financial condition of automotive manufacturers.  The allowance for credit losses is established for both outstanding dealer finance receivables and certain unfunded off-balance sheet lending commitments.  The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as dealer group internal risk rating and loan-to-value ratios.  We measure lifetime expected credit losses of our dealer products portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default is primarily established based on internal risk assessments.  The probability of default model also considers qualitative factors related to macroeconomic outlooks.  Loss given default is established based on the nature and market value of the collateral, loan-to-value ratios and other credit quality indicators.  Exposure at default represents the expected outstanding principal balance.  The lifetime of the loan or lending commitment is regarded by management as the reasonable and supportable period.  On an ongoing basis, we review our models, including macroeconomic outlooks, to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.  While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended December 31, 2020
	Retail loan	Dealer products	Total
Beginning balance, October 1, 2020	$1,020	$154	$1,174
Charge-offs	(113)	-	(113)
Recoveries	12	8	20
Provision for credit losses	133	(15)	118
Ending balance, December 31, 2020 [2]	$1,052	$147	$1,199

	Nine months ended December 31, 2020
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2020	$486	$241	$727
Adoption of ASU 2016-13 [1]	281	11	292
Charge-offs	(228)	-	(228)
Recoveries	33	9	42
Provision for credit losses	480	(114)	366
Ending balance, December 31, 2020 [2]	$1,052	$147	$1,199

[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020. See Note 1 – Interim Financial Data for additional information.
[2]

Ending balance includes $37 million of allowances for credit losses related to off-balance sheet commitments in the dealer products portfolio which is included in Other liabilities in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Allowance for Credit Losses (Continued)

Finance receivables for the dealer products portfolio segment as of December 31, 2020 includes $1,025 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $164 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

During the first nine months of fiscal 2021, the allowance for credit losses increased $472 million, reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13 in fiscal 2021, and an increase of $180 million primarily due to the increase in expected credit losses for the retail loan portfolio driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  In addition to the initial adoption impact, ASU 2016-13 has led to an increase in the provision of credit losses with the growth of our retail loan portfolio as this standard replaces the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitment.

	Three months ended December 31, 2019 [1]
Allowance for Credit Losses for Finance Receivables:	Retail Loan	Dealer Products	Total
Beginning balance, October 1, 2019	$317	$188	$505
Charge-offs	(117)	-	(117)
Recoveries	12	-	12
Provision for credit losses	116	7	123
Ending balance, December 31, 2019	$328	$195	$523

	Nine months ended December 31, 2019 [1]
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

Finance receivables for the dealer products portfolio segment as of December 31, 2019 includes $1,024 million in finance receivables that are guaranteed by TMNA, and $137 million in finance receivables that are guaranteed by third party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third party private Toyota distributors.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2020 if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	December 31, 2020		March 31, 2020
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$38,555	$1,285	$30,362	$1,410
Foreign currency swaps	10,424	745	488	27
Total	$48,979	$2,030	$30,850	$1,437

Counterparty netting		(794)		(966)
Collateral held		(1,176)		(420)
Carrying value of derivative contracts – Other assets		$60		$51

Other liabilities:
Interest rate swaps	$56,256	$1,361	$69,079	$1,826
Foreign currency swaps	2,312	109	13,181	1,290
Total	$58,568	$1,470	$82,260	$3,116

Counterparty netting		(794)		(966)
Collateral posted		(652)		(2,105)
Carrying value of derivative contracts – Other liabilities		$24		$45

As of December 31, 2020 and March 31, 2020, we held excess collateral of $12 million and $10 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets.  As of December 31, 2020 and March 31, 2020, we posted excess collateral of $1 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Interest expense on debt	$460	$620	$1,531	$1,914
Interest expense on derivatives	103	51	334	100
Interest expense on debt and derivatives	563	671	1,865	2,014

Losses (gains) on debt denominated in foreign currencies	655	452	1,703	(8)
Gains on foreign currency swaps	(658)	(385)	(1,754)	(19)
(Gains) losses on U.S. dollar interest rate swaps	(69)	17	(280)	78
Total interest expense	$491	$755	$1,534	$2,065

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	December 31, 2020			March 31, 2020
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$87,504	$87,252	1.42%	$83,477	$83,172	2.07%
Secured notes and loans payable	21,759	21,720	1.59%	14,597	14,568	2.13%
Total debt	$109,263	$108,972	1.45%	$98,074	$97,740	2.08%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $19.0 billion and $27.0 billion as of December 31, 2020 and March 31, 2020, respectively.

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

Note 7 – Debt and Credit Facilities (Continued)

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities as described below:

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2020, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates re-entered into a $5.0 billion 364 day syndicated bank credit facility expiring in fiscal 2022.  In November 2019, TMCC, TCPR and other Toyota affiliates entered into a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2023 and 2025, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2020 and March 31, 2020.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

In July 2020, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $6.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  This revolving facility allows us to obtain term funding and, with the consent of the committed lenders, may be renewed on an annual basis.  Any utilized portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of December 31, 2020, $3.6 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2020, TMCC had committed bank credit facilities totaling $4.4 billion, of which $350 million, $1.9 billion, $1.8 billion and $300 million mature in fiscal 2021, 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2020 and March 31, 2020. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2022.  This credit facility was drawn upon in fiscal 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, and on July 30, 2020, we voluntarily repaid the draw and accrued interest in full.  The amount was recorded in Other liabilities on our Consolidated Balance Sheet and funds were used for general corporate purposes.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	December 31, 2020
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,116	$19,334	$44	$17,367	$15
Investments in operating leases	330	6,268	56	4,353	1
Total	$1,446	$25,602	$100	$21,720	$16

	March 31, 2020
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$694	$12,375	$5	$10,933	$10
Investments in operating leases	302	5,586	126	3,635	2
Total	$996	$17,961	$131	$14,568	$12

Restricted Cash, including cash equivalents, shown in the table above represents collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net securitized assets shown in the table above are presented net of deferred fees and costs, deferred income, accumulated depreciation and the allowance for credit losses.  Other Assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,284 million and $1,182 million of securities retained by TMCC at December 31, 2020 and March 31, 2020, respectively.  Other liabilities represent accrued interest on the debt of the consolidated VIEs.

In conjunction with the adoption of ASU 2016-13, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  As a result, Other assets as of December 31, 2020 include accrued interest related to securitized retail finance receivables.  The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of December 31, 2020 and March 31, 2020 and revenues earned from these dealers for the three and nine months ended December 31, 2020 and 2019 were not significant.

We also have other lending relationships, which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of and for the three and nine months ended December 31, 2020 and 2019 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2020	2020
Commitments:
Credit facilities commitments with dealers	$2,156	$1,226
Commitments under operating lease agreements	147	139
Total commitments	2,303	1,365
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$2,403	$1,465

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

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $28 million and $8 million for the first nine months and third quarter of fiscal 2021, respectively, as compared to $27 million and $9 million in the same periods in fiscal 2020.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the table above include $95 million and $102 million for facilities leases with affiliates at December 31, 2020 and March 31, 2020, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

December 31,
Years ending March 31,	2020
2021	$6
2022	26
2023	18
2024	16
2025	13
Thereafter	68
Total	$147
Present value discount	(17)
Total operating lease liability	$130

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

December 31,
2020
ROU assets	$123
Weighted average remaining lease term (in years)	8.68
Weighted average discount rate	2.77%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$16
Supplemental non-cash information
ROU assets obtained in exchange for operating lease obligations	$23

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2020 and March 31, 2020.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements.  Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2020, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2020 and March 31, 2020, no amounts have been recorded under these indemnification provisions.

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

We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the potential loss can be reasonably estimated.  When we are able, we also determine estimates of reasonably probable loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably probable that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

On November 24, 2020, the Consumer Financial Protection Bureau (“CFPB”) issued a civil investigative demand to the Company seeking, among other things, certain information relating to the Company’s vehicle and payment protection products and credit reporting policies and procedures and reporting records.  We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time.  As a result, we are unable to estimate the amount or range of any potential loss arising from this investigation.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our effective tax rate was 24 percent for the three and nine months ended December 31, 2020, respectively, compared to 16 percent and 23 percent for the same periods in fiscal 2020.  Our provision for income taxes was $215 million and $546 million for the three and nine months ended December 31, 2020, respectively, compared to $34 million and $296 million for the same periods in fiscal 2020.  The increase in the provision for income taxes for the three and nine months ended December 31, 2020, compared to the same periods in fiscal 2020, was primarily due to the increase in income before income taxes.  The higher effective tax rate for the three and nine months ended December 31, 2020, compared to the same periods in fiscal 2020 was primarily attributable to the tax benefit from the federal tax credit recognized in the third quarter of fiscal 2020.  The federal tax credit for fuel cell vehicles was extended by the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (H.R.1865) in December 2019 and applied retroactively to fuel cell vehicles purchased on or after January 1, 2018.

Tax-related Contingencies

As of December 31, 2020, we remain under IRS examination for fiscal 2021, 2020, 2019 and 2018.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended December 31, 2020, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the deferred deduction of allowance for credit losses and residual value loss estimates and other deferred costs.  The total deferred tax liability, net of these deferred tax assets, was $3.6 billion and $5.5 billion at December 31, 2020 and March 31, 2020, respectively.  The decrease in our net deferred tax liability was primarily due to the reversal of the temporary difference between depreciation expense reported for financial statement and that reported for income tax purposes.  Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

As of December 31, 2020, there were no material changes to our related party agreements or relationships as described in our fiscal 2020 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Net financing revenues:
Manufacturer's subvention and other revenues	$503	$526	$1,504	$1,546
Depreciation on operating leases	$(33)	$(16)	$(82)	$(39)

Interest expense:
Credit support fees, interest and other expenses	$26	$24	$93	$72

Insurance earned premiums and contract revenues:
Insurance premiums and contract revenues	$43	$46	$130	$136

Investment and other income, net:
Interest and other income	$3	$7	$16	$19

Expenses:
Operating and administrative expenses	$20	$29	$63	$65

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	December 31,	March 31,
	2020	2020
Assets:
Cash and cash equivalents
Commercial paper	$30	$276

Investments in marketable securities
Commercial paper	$200	$601

Finance receivables, net
Accounts receivable	$156	$112
Deferred retail subvention income	$(1,196)	$(1,065)

Investments in operating leases, net
Investments in operating leases, net	$(221)	$(100)
Deferred lease subvention income	$(1,603)	$(1,941)

Other assets
Notes receivable	$969	$1,175
Other receivables, net	$84	$97

Liabilities:
Other liabilities
Unearned affiliate insurance premiums and contract revenues	$349	$344
Other payables, net	$168	$220
Notes payable	$15	$3,032

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of December 31, 2020 and March 31, 2020, the subvention receivable from TMNA was $167 million and $113 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of December 31, 2020 and March 31, 2020, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	December 31, 2020
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$228	$2	$-	$-	$230
Municipal debt securities	-	10	-	-	10
Commercial paper	-	200	-	-	200
Corporate debt securities	-	177	-	-	177
Mortgage-backed securities:
U.S. government agency	-	37	-	-	37
Non-agency residential	-	-	1	-	1
Non-agency commercial	-	-	47	-	47
Asset-backed securities	-	-	55	-	55
Available-for-sale debt securities total	228	426	103	-	757
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					794
Total return bond funds	2,306	-	-	-	2,306
Equity mutual funds	739	-	-	-	739
Equity investments total	3,045	-	-	-	3,839
Investments in marketable securities total	3,273	426	103	-	4,596
Derivative assets:
Interest rate swaps	-	1,285	-	-	1,285
Foreign currency swaps	-	745	-	-	745
Counterparty netting and collateral	-	-	-	(1,970)	(1,970)
Derivative assets total	-	2,030	-	(1,970)	60
Assets at fair value	3,273	2,456	103	(1,970)	4,656
Derivative liabilities:
Interest rate swaps	-	(1,361)	-	-	(1,361)
Foreign currency swaps	-	(109)	-	-	(109)
Counterparty netting and collateral	-	-	-	1,446	1,446
Liabilities at fair value	-	(1,470)	-	1,446	(24)
Net assets at fair value	$3,273	$986	$103	$(524)	$4,632

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

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables summarize the rollforward of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Three months ended December 31, 2020
	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, October 1, 2020	$47	$58	$105
Total gains (losses)
Included in other comprehensive income	1	-	1
Purchases, issuances, sales, and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	(3)	(3)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Fair value, December 31, 2020	$48	$55	$103
The amount of total unrealized gains (losses) included in other comprehensive income attributable to assets held at the reporting date	$1	$1	$2

	Three months ended December 31, 2019
	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, October 1, 2019	$46	$81	$127
Total gains (losses)
Included in other comprehensive income	(1)	-	(1)
Purchases, issuances, sales, and settlements
Purchases	6	4	10
Issuances	-	-	-
Sales	-	-	-
Settlements	(1)	(4)	(5)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Fair value, December 31, 2019	$50	$81	$131

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

	Nine months ended December 31, 2020
	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, April 1, 2020	$46	$72	$118
Total gains (losses)
Included in other comprehensive income	2	7	9
Purchases, issuances, sales, and settlements
Purchases	-	2	2
Issuances	-	-	-
Sales	-	(10)	(10)
Settlements	-	(16)	(16)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Fair value, December 31, 2020	$48	$55	$103
The amount of total unrealized gains (losses) included in other comprehensive income attributable to assets held at the reporting date	$2	$7	$9

	Nine months ended December 31, 2019
	Available-for-sale debt securities
			Total
	Mortgage-	Asset-	available-
	backed	backed	for-sale debt
	securities	securities	securities
Fair value, April 1, 2019	$40	$53	$93
Total gains (losses)
Included in other comprehensive income	-	1	1
Purchases, issuances, sales, and settlements
Purchases	11	38	49
Issuances	-	-	-
Sales	-	-	-
Settlements	(1)	(11)	(12)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Fair value, December 31, 2019	$50	$81	$131

Excluded from the nine months ended December 31, 2019 table above is an interest rate swap. This instrument had a fair value of $1 million as of March 31, 2019, gains included in net income of $18 million and settlements of $6 million.  It was transferred out of Level 3 but still held by the Company as of December 31, 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2020 and March 31, 2020.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets or Consolidated Statements of Income as of and for the three and nine months ended December 31, 2020 and as of and for the year ended March 31, 2020.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	December 31, 2020
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$63,859	$-	$-	$67,499	$67,499
Wholesale	7,420	-	-	7,444	7,444
Real estate	5,131	-	-	5,218	5,218
Working capital	2,427	-	-	2,356	2,356

Financial liabilities
Unsecured notes and loans payable	$87,252	$-	$88,752	$555	$89,307
Secured notes and loans payable	21,720	-	-	22,054	22,054

	March 31, 2020
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables, net
Retail loan	$56,360	$-	$-	$57,303	$57,303
Wholesale	9,672	-	-	9,637	9,637
Real estate	4,544	-	-	4,140	4,140
Working capital	3,308	-	-	2,811	2,811

Financial liabilities
Unsecured notes and loans payable	$83,172	$-	$82,429	$560	$82,989
Secured notes and loans payable	14,568	-	-	14,608	14,608

In conjunction with the adoption of ASU 2016-13, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheet from Finance receivables, net to Other assets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments.  Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the tables above, along with the finance receivables, deferred costs, deferred income, and the allowance for credit losses.  Finance receivables in the table above excludes related party transactions, for which the fair value approximates the carrying value, of $156 million and $109 million at December 31, 2020 and March 31, 2020, respectively.  Fair values of related party finance receivables, net are classified as Level 3 of the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments is summarized as follows:

	Three months ended December 31, 2020
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,974	$-	$-	$2,974
Depreciation on operating leases	1,450	-	-	1,450
Interest expense	491	-	-	491
Net financing revenues	1,033	-	-	1,033

Insurance earned premiums and contract revenues	-	241	-	241
Investment and other income, net	21	158	-	179
Net financing and other revenues	1,054	399	-	1,453

Expenses:
Provision for credit losses	118	-	-	118
Operating and administrative expenses	268	86	-	354
Insurance losses and loss adjustment expenses	-	98	-	98
Total expenses	386	184	-	570

Income before income taxes	668	215	-	883
Provision for income taxes	163	52	-	215

Net income	$505	$163	$-	$668

	Nine months ended December 31, 2020
	Finance	Insurance	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$8,821	$-	$-	$8,821
Depreciation on operating leases	4,484	-	-	4,484
Interest expense	1,534	-	-	1,534
Net financing revenues	2,803	-	-	2,803

Insurance earned premiums and contract revenues	-	714	-	714
Investment and other income, net	76	369	-	445
Net financing and other revenues	2,879	1,083	-	3,962

Expenses:
Provision for credit losses	366	-	-	366
Operating and administrative expenses	818	270	-	1,088
Insurance losses and loss adjustment expenses	-	265	-	265
Total expenses	1,184	535	-	1,719

Income before income taxes	1,695	548	-	2,243
Provision for income taxes	414	132	-	546

Net income	$1,281	$416	$-	$1,697

Total assets at December 31, 2020	$128,442	$6,176	$(127)	$134,491

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

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Insurance Operations – Revenue Recognition

For the three and nine months ended December 31, 2020, approximately 83 percent of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the guidance for revenue from contracts with customers.  For the three and nine months ended December 31, 2019, approximately 85 percent and 84 percent, respectively, of Insurance earned premiums and contract revenues in the Insurance operations segment were accounted for under the guidance for revenue from contracts with customers.

The Insurance operations segment defers contractually determined incentives paid to dealers as contract costs for selling vehicle and payment protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and nine months ended December 31, 2020 and 2019.

We had $2.4 billion and $2.2 billion of unearned insurance premiums and contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2020 and 2019, respectively.  We recognized $169 million and $537 million of these balances in Insurance earned premiums and contract revenues in our Consolidated Statements of Income during the three and nine months ended December 31, 2020, respectively, compared to $216 million and $519 million recognized during the same periods in fiscal 2020.  At December 31, 2020, we had unearned insurance premiums and contract revenues of $2.4 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $192 million during fiscal 2021, and $2.2 billion thereafter.  At December 31, 2019, we had unearned insurance premiums and contract revenues of $2.3 billion associated with outstanding contracts.

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

Fiscal 2021 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2021 (“fiscal 2021”), the United States (“U.S.”) economy continued to be significantly impacted by the global outbreak of coronavirus (“COVID-19”) and the extraordinary governmental measures intended to slow its spread, including quarantines, government-mandated actions, stay-at-home orders and other restrictions. The outbreak and curtailments, which began at the end of the previous fiscal year, continued to severely curtail economic activities and resulted in a global economic contraction that negatively impacted our business, and the business of our affiliate, TMNA, and our ultimate parent, TMC, in a number of ways, and adversely impacted our first nine months of fiscal 2021 results of operations.

The historic high levels of unemployment and reduction in household income during this period of economic contraction has affected some of our customers’ ability to make their scheduled payments.  To provide support to our customers and dealers adversely affected by the pandemic, we took a number of actions during the first nine months of fiscal 2021, including:

•

During the first quarter of fiscal 2021, we offered retail loan payment extensions or lease payment deferrals for up to 120 days to our retail loan and lease customers impacted by COVID-19. For our retail loan customers, interest continued to accrue on the loan, and the loan term was extended by the length of the extension granted.  For our lease customers, the lease term was extended by the length of the deferral granted.  As of the end of June, we resumed our standard retail loan extension and lease payment deferral practices, which includes up to 60 days of loan payment extensions or lease payment deferrals available to customers experiencing financial hardship, including unemployment or reduced earnings, as a result of COVID-19.  We may terminate, or modify the scope, duration and terms of our payment relief programs at any time.

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

•

We offered certain temporary interest reductions and interest payment deferrals on dealer floorplan financing and principal payment deferrals on dealer real estate and working capital loans.  The floorplan interest reductions concluded in August 2020.  Interest on the real estate and working capital loans continued to accrue on the outstanding balance during the deferral period.  While the principal payment deferrals concluded for most loans in June 2020, the deferral period for certain loans concluded in September 2020.

From March 13, 2020 through June 30, 2020, we granted retail loan payment extensions and lease payment deferrals to approximately 13% of our retail customers and approximately 12% of our lease customers, which have all since expired.

The following table summarizes the aging of accounts that have previously been granted payments extensions and deferrals as of December 31, 2020:

	December 31, 2020
	Retail	Lease
Current or paid-in-full	90.9%	94.4%
30-59 Days past due	4.6%	2.6%
60 or more days past due	2.2%	1.1%
Charged-off	2.3%	1.9%
Total	100.0%	100.0%

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

Our business is dependent upon the sale of Toyota, Lexus, and Mazda vehicles.  As of April 1, 2020, TMCC began providing private label financial services to Mazda which has led to incremental financing volume, which helped offset the decline in sales of Toyota and Lexus vehicles in the first nine months of fiscal 2021, as compared to the same period in fiscal 2020, as dealers temporarily closed showrooms for a period of time early in the first quarter.  Additionally, dealers have adjusted their operations and consumers have adjusted their behavior in response to restrictions designed to slow the spread of COVID-19 and an unprecedented increase in unemployment claims and a significant decline in consumer spending.  To mitigate these trends, dealers have increased their utilization of online sales channels and we have partnered with TMNA and Mazda, respectively, to offer competitive incentive programs, including 0% financing and/or first payment deferred 90 days on select models. We will continue to look for opportunities to optimize our financial services operations, including private label financial services, by partnering with our affiliates.

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

Average used vehicle values experienced significant fluctuations in the first nine months of fiscal 2021.  The economic conditions caused by the COVID-19 pandemic resulted in a decrease in used vehicle values early in the first quarter; however, by the end of the first quarter the used vehicle values had increased to be higher than the values at the beginning of the fiscal year, and they continued to increase in the second quarter.  During the third quarter of fiscal 2021, average used vehicle values decreased slightly compared to the second quarter of fiscal 2021. Overall, the increase in average used vehicle values during the first nine months of fiscal 2021, as compared to the prior fiscal year was primarily due to the lack of availability of new vehicles as a result of the temporary suspended production of automobiles and components.  Declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

During the first nine months of fiscal 2021, capital markets experienced periods of significant volatility as a result of the COVID-19 pandemic.  However, during the second and third quarters of fiscal 2021, funding conditions were generally stable and credit spreads tightened in response to measures taken to support the economy and corporate credit markets by the Federal Reserve and global central banks.  While our ability to access the capital markets remains intact, the ongoing economic uncertainty caused by the pandemic could cause further disruptions in the capital markets and increase our funding costs during the remainder of the fiscal year.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.  For additional information, refer to the “Liquidity and Capital Resources” section.

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

Although the duration and severity of the COVID-19 pandemic is uncertain, and its ultimate impact on our results of operations is difficult to predict, it has and may continue to have a material adverse effect on our business, financial condition and our future results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2020	2019	2020	2019
Net income:
Finance operations[1]	$505	$146	$1,281	$810
Insurance operations[1]	163	35	416	189
Total net income	$668	$181	$1,697	$999

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and insurance operations.

Our consolidated net income was $1,697 million and $668 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $999 million and $181 million for the same periods in fiscal 2020.  The increase in net income for the first nine months of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to a $531 million decrease in interest expense, a $436 million decrease in depreciation on operating leases, a $173 million increase in investment and other income, net, and a $79 million decrease in insurance losses and loss adjustment expenses, partially offset by a $250 million increase in provision for income taxes, a $204 million decrease in total financing revenues, and a $102 million increase in provision for credit losses.  The increase in net income for the third quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to a $264 million decrease in interest expense, a $262 million decrease in depreciation on operating leases, a $122 million increase in investment and other income, net, and a $52 million decrease in operating and administrative expense, partially offset by a $181 million increase in provision for income taxes and a $70 million decrease in total financing revenues.

Our overall capital position increased $1.5 billion, bringing total shareholder’s equity to $16.0 billion at December 31, 2020 as compared to $14.5 billion at March 31, 2020.  The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to decrease opening retained earnings by approximately $218 million, net of taxes, resulting from a pretax increase to our allowance for credit losses on finance receivables of approximately $292 million.  Our debt increased to $109.0 billion at December 31, 2020 from $97.7 billion at March 31, 2020.  Our debt-to-equity ratio increased to 6.8 at December 31, 2020 from 6.7 at March 31, 2020.

Finance Operations

The following table summarizes key results of our finance operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Financing revenues:
Operating lease	$2,122	$2,212	(4)%	$6,365	$6,593	(3)%
Retail	749	661	13%	2,144	1,888	14%
Dealer	103	171	(40)%	312	544	(43)%
Total financing revenues	2,974	3,044	(2)%	8,821	9,025	(2)%
Depreciation on operating leases [1]	1,450	1,712	(15)%	4,484	4,920	(9)%
Interest expense	491	759	(35)%	1,534	2,081	(26)%
Net financing revenues	1,033	573	80%	2,803	2,024	38%

Investment and other income, net	21	42	(50)%	76	117	(35)%
Net financing and other revenues	1,054	615	71%	2,879	2,141	34%

Expenses:
Provision for credit losses [1]	118	128	(8)%	366	264	39%
Operating and administrative expenses	268	318	(16)%	818	832	(2)%
Total expenses	386	446	(13)%	1,184	1,096	8%

Income before income taxes	668	169	295%	1,695	1,045	62%
Provision for income taxes	163	23	609%	414	235	76%

Net income from finance operations	$505	$146	246%	$1,281	$810	58%
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

Our finance operations reported net income of $1,281 million and $505 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $810 million and $146 million for the same periods in fiscal 2020.  The increase in net income from finance operations for the first nine months of fiscal 2021, compared to the same period in fiscal 2020 was primarily due to a $547 million decrease in interest expense and a $436 million decrease in depreciation on operating leases, partially offset by a $204 million decrease in total financing revenues, a $179 million increase in provision for income taxes, and a $102 million increase in provision for credit losses.  The increase in net income from finance operations for the third quarter of fiscal 2021, compared to the same period in fiscal 2020 was primarily due to a $268 million decrease in interest expense, a $262 million decrease in depreciation on operating leases, and a $50 million decrease in operating and administrative expenses, partially offset by a $140 million increase in provision for income taxes and a $70 million decrease in total financing revenues.

Financing Revenues

Total financing revenues decreased 2 percent during the first nine months and third quarter of fiscal 2021, respectively, as compared to the same periods in fiscal 2020 due to the following:

•

Operating lease revenues decreased 3 percent and 4 percent in the first nine months and third quarter of fiscal 2021, respectively, as compared to same periods in fiscal 2020, due to lower average outstanding earning asset balances partially offset by higher portfolio yields. The higher yields were partially offset by our support to lease customers who were adversely affected by the COVID-19 pandemic. We offered lease payment deferrals that extended the lease by the length of the deferral granted, which negatively impacted the lease portfolio yields.

•

Retail financing revenues increased 14 percent and 13 percent for the first nine months and third quarter of fiscal 2021, respectively, as compared to the same periods in fiscal 2020, due to higher portfolio yields as well as higher average outstanding earning asset balances. As part of our support to retail customers who were adversely affected by the COVID-19 pandemic, we offered payment extensions that extended the loan term by the length of the extension granted.  As interest continues to accrue on the loan, retail portfolio yields were not impacted by payment extensions.

•

Dealer financing revenues decreased 43 percent and 40 percent in the first nine months and third quarter of fiscal 2021, respectively, as compared to the same periods in fiscal 2020, primarily due to lower portfolio yields as well as lower average outstanding earning asset balances from lower average inventory levels. As part of our support to dealers who were adversely affected by the COVID-19 pandemic, during a portion of the first and second quarters of fiscal 2021 we offered various temporary interest reductions, which resulted in a decrease in dealer portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 5.1 percent and 5.3 percent for the first nine months and third quarter of fiscal 2021, respectively, compared to 4.8 percent and 4.6 percent for the same periods in fiscal 2020.

Depreciation on Operating Leases

We reported depreciation on operating leases of $4,484 million and $1,450 million during the first nine months and third quarter of fiscal 2021, respectively, compared to $4,920 million and $1,712 million for the same periods in fiscal 2020. Depreciation expense on operating leases decreased during the first nine months and third quarter of fiscal 2021, as compared to the same periods in fiscal 2020, due to lower average operating units outstanding and lower residual value losses.  The lower residual value losses are a result of an increase in average used vehicle values and lower expectations of residual value losses.  The economic conditions caused by the COVID-19 pandemic resulted in higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory as there was a temporary suspension of automobile manufacturing and component plants that resulted in an increase in the sale of used vehicles due to their availability.

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

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2020	2019	2020	2019
Interest expense on debt	$460	$620	$1,531	$1,914
Interest expense on derivatives	103	51	334	100
Interest expense on debt and derivatives	563	671	1,865	2,014

Losses (gains) on debt denominated in foreign currencies	655	452	1,703	(8)
Gains on foreign currency swaps	(658)	(385)	(1,754)	(19)
(Gains) losses on U.S. dollar interest rate swaps	(69)	17	(280)	78
Total interest expense	$491	$755	$1,534	$2,065

During the first nine months and third quarter of fiscal 2021, total interest expense decreased to $1,534 million and $491 million, respectively, from $2,065 million and $755 million, for the same periods in fiscal 2020.  The decrease in total interest expense for the first nine months of fiscal 2021 compared to the same period in fiscal 2020 is attributable to gains on U.S. dollar interest rate swaps, a decrease in interest expense on debt and derivatives combined, and gains on foreign currency swaps, net of losses on debt denominated in foreign currencies.  The decrease in total interest expense for the third quarter of fiscal 2021, compared to the same period in fiscal 2020 is attributable to a decrease in interest expense on debt and derivatives combined, gains on U.S. dollar interest rate swaps, and gains on foreign currency swaps net of losses on debt denominated in foreign currencies.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During the first nine months and third quarter of fiscal 2021, interest expense on debt and derivatives decreased to $1,865 million and $563 million, respectively, from $2,014 million and $671 million for the same periods in fiscal 2020. The decrease in interest expense on debt is primarily due to a decrease in weighted average interest rates, partially offset by an increase in portfolio size.  The increase in interest expense on derivatives is primarily due to a decrease in interest income from pay-fixed swaps partially offset by a decrease in interest expense on pay-float swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first nine months and third quarter of fiscal 2021, we recorded net gains of $51 million and $3 million, respectively, primarily as a result of decreases in foreign currency swap rates across various currencies in which our debt is denominated.  During the first nine months of fiscal 2020, we recorded total gains of $27 million, primarily as a result of decreases in foreign currency swap rates across the various currencies in which our debt is denominated.  During the third quarter of fiscal 2020, we recorded net losses of $67 million, primarily as a result of increases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first nine months and third quarter of fiscal 2021, we recorded gains of $280 million and $69 million, respectively, as the impact from net interest income outweighed the losses attributed to the downward shift of U.S. dollar swap rates.  During the first nine months of fiscal 2020, we recorded losses of $78 million, as losses on our higher-notional, shorter-term pay-fixed swaps exceeded gains on our longer-term pay-float swaps, primarily as a result of decreases in U.S. dollar swap rates.  During the third quarter of fiscal 2020, we recorded losses of $17 million, as losses on our longer-term pay-float swaps exceeded gains on our shorter-term pay-fixed swaps, primarily as a result of increases in U.S. dollar swap rates, particularly in the longer tenors.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $76 million and $21 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $117 million and $42 million for the same periods in fiscal 2020.  The decrease in investment and other income, net for the first nine months and third quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to a decrease in interest income attributable to a decrease in interest rates.

Provision for Credit Losses

We recorded a provision for credit losses of $366 million and $118 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $264 million and $128 million for the same periods in fiscal 2020.  The increase in the provision for credit losses for the first nine months of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to the increase in the expected credit losses for our retail loan portfolio driven by a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in stay-at-home orders, increased unemployment, and decreased consumer spending.  The growth of our retail portfolio and our adoption of ASU 2016-13 in fiscal 2021, which replaced the incurred loss impairment model with one that reflects expected credit losses over the expected life of the finance receivables has also contributed to the increase in the provision for credit losses.  The provision for credit losses for the third quarter of fiscal 2021, compared to the same period in fiscal 2020, decreased due to the lower provision for credit losses in our dealer portfolio as a result of improved dealer financial performance, partially offset by an increase in the provision for credit losses in our retail portfolio and our adoption of ASU 2016-13 in fiscal 2021.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $818 million and $268 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $832 million and $318 million for the same periods in fiscal 2020. The decrease in operating and administrative expenses for the first nine months and third quarter of fiscal 2021, compared to the same periods in fiscal 2020, was due to a decrease in marketing, technology, and general operating expenses.

Insurance Operations

The following table summarizes key results of our insurance operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Agreements (units in thousands)
Issued	662	651	2%	1,872	1,999	(6)%
Average in force	9,913	9,591	3%	9,787	9,444	4%

(Dollars in millions)
Insurance earned premiums and contract revenues	$241	$231	4%	$714	$692	3%
Investment and other income, net	158	19	732%	369	171	116%
Revenues from insurance operations	399	250	60%	1,083	863	25%

Expenses:
Insurance losses and loss adjustment expenses	98	116	(16)%	265	344	(23)%
Operating and administrative expenses	86	88	(2)%	270	269	-%
Total expenses	184	204	(10)%	535	613	(13)%

Income before income taxes	215	46	367%	548	250	119%
Provision for income taxes	52	11	373%	132	61	116%

Net income from insurance operations	$163	$35	366%	$416	$189	120%

Our insurance operations reported net income of $416 million and $163 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $189 million and $35 million for the same periods in fiscal 2020.  The increase in net income from insurance operations for the first nine months of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to a $198 million increase in investment and other income, net, and a $79 million decrease in insurance losses and loss adjustment expenses, partially offset by a $71 million increase in provision for income taxes. The increase in net income from insurance operations for the third quarter of fiscal 2021, compared to same period in fiscal 2020, was primarily due to a $139 million increase in investment and other income, net and a $18 million decrease in insurance losses and loss adjustment expenses, partially offset by a $41 million increase in provision for income taxes.  Agreements issued decreased 6 percent in the first nine months of fiscal 2021, compared to the same period in fiscal 2020, primarily due to the economic difficulties caused by the COVID-19 pandemic during the first quarter of fiscal 2021, which resulted in lower sales volume.  Agreements issued increased 2 percent in the third quarter of fiscal 2021, compared to the same period in fiscal 2020, primarily due to the incremental agreements issued from the launch of our private label insurance products to Mazda.  The average number of agreements in force increased 4 percent and 3 percent for the first nine months and third quarter of fiscal 2021, respectively, compared to the same periods in fiscal 2020, due to insurance portfolio growth from prior years, most notably in tire and wheel protection agreements, and guaranteed auto protection agreements.

Revenue from Insurance Operations

Our insurance operations reported insurance earned premiums and contract revenues of $714 million and $241 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $692 million and $231 million for the same periods in fiscal 2020.  Insurance earned premiums and contract revenues represent revenues from in force agreements and are affected by issuances as well as the level, age, and mix of in force agreements.  Insurance earned premiums and contract revenues are recognized over the term of the agreements in relation to the timing and level of anticipated claims.  The increase in insurance earned premiums and contract revenues for the first nine months and third quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to an increase in our average in force agreements resulting from insurance portfolio growth from prior years.

Investment and Other Income, Net

Our insurance operations reported investment and other income, net of $369 million and $158 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $171 million and $19 million for the same periods in fiscal 2020.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity investments, and credit loss expense on available-for-sale debt securities, if any.  The increase in investment and other income, net for the first nine months of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to an increase in gains from the changes in fair value on our equity investments, an increase in dividend income, and an increase in gains from sales of investments in marketable securities, partially offset by a decrease in interest income from intercompany loans and investments in marketable securities. The increase in investment and other income, net for the third quarter of fiscal 2021, compared to the same period in fiscal 2020, was primarily due to gains from the changes in fair value on our equity investments and an increase in dividend income, partially offset by a decrease in interest income from intercompany loans and investments in marketable securities.

Insurance Losses and Loss Adjustment Expenses

Our insurance operations reported insurance losses and loss adjustment expenses of $265 million and $98 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $344 million and $116 million for the same periods in fiscal 2020.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force agreements and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The decrease in insurance losses and loss adjustment expenses for the first nine months and third quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to a decrease in losses in our prepaid maintenance agreements, guaranteed auto protection agreements and vehicle services agreements. The decrease in our prepaid maintenance losses for the first nine months and third quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to a decrease in both frequency and severity of claims.  The decrease in our guaranteed auto protection agreements losses and vehicle services agreement losses for the first nine months and third quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to a decrease in frequency of claims. Our insurance losses and loss adjustment expenses have also been impacted by lower claims as a result of changes in consumer driving patterns caused by the COVID-19 pandemic, including restrictions and other changes in behavior.

Operating and Administrative Expenses

Our insurance operations reported operating and administrative expenses of $270 million and $86 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $269 million and $88 million for the same periods in fiscal 2020.

Provision for Income Taxes

Our overall provision for income taxes was $546 million and $215 million for the first nine months and third quarter of fiscal 2021, respectively, compared to $296 million and $34 million for the same periods in fiscal 2020.  Our effective tax rate was 24 percent for the first nine months and third quarter of fiscal 2021, respectively, compared to 23 percent and 16 percent for the same periods in fiscal 2020. The increase in the provision for income taxes for the first nine months and third quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily due to the increase in income before income taxes.  The higher effective tax rate for the first nine months and third quarter of fiscal 2021, compared to the same periods in fiscal 2020, was primarily attributable to the tax benefit from the federal tax credit recognized in the third quarter of fiscal 2020.  The federal tax credit for fuel cell vehicles was extended by the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (H.R.1865) in December 2019 and applied retroactively to fuel cell vehicles purchased on or after January 1, 2018.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2020	2019	Change	2020	2019	Change
Vehicle financing volume:[1]
New retail contracts	198	156	27%	570	506	13%
Used retail contracts	114	83	37%	354	253	40%
Lease contracts	142	113	26%	355	375	(5)%
Total	454	352	29%	1,279	1,134	13%

TMNA subvened vehicle financing volume: [2]
New retail contracts	68	52	31%	234	169	38%
Used retail contracts	8	12	(33)%	50	34	47%
Lease contracts	107	101	6%	257	341	(25)%
Total	183	165	11%	541	544	(1)%

Market share of TMNA sales:[3]	59.1%	57.7%		61.5%	62.8%

[1]

Total financing volume was comprised of approximately 66 percent Toyota, 15 percent Lexus, 13 percent Mazda, and 6 percent non-Toyota/Lexus/Mazda for the first nine months of fiscal 2021.  Total financing volume was comprised of approximately 67 percent Toyota, 16 percent Lexus, 11 percent Mazda, and 6 percent non-Toyota/Lexus/Mazda for the third quarter of fiscal 2021.  Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus, and 3 percent non-Toyota/Lexus for the first nine months of fiscal 2020.  Total financing volume was comprised of approximately 78 percent Toyota, 18 percent Lexus, and 4 percent non-Toyota/Lexus for the third quarter of fiscal 2020.

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

Our financing volume increased 13 percent and 29 percent for the first nine months and third quarter of fiscal 2021, respectively, compared to the same periods in fiscal 2020, primarily due to the incremental new retail vehicle financing volume we gained from the launch of our private label financial services to Mazda on April 1, 2020 and an increase in used retail contracts.  The increase in used retail contract volume was driven by the availability of used vehicles following the temporary suspension in production and decrease in dealer new vehicle inventory levels, as well as incremental used retail contract volume from the launch of private label services.  These increases in financing volume for the first nine months were partially offset by decreases in lease contracts, particularly in the first quarter of fiscal 2021, due to the sharp decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in an unprecedented increase in unemployment claims and a significant decline in consumer spending, and the lower availability of new lease vehicles due to the temporary suspension of production.  However, lease contracts increased for the third quarter of fiscal 2021, compared to the same period in fiscal 2020, primarily due to an increased level of incentive and subvention programs.

Industry-wide new vehicle sales in the U.S. experienced a significant decline in the first nine months of fiscal 2021 as dealers temporarily closed showrooms and adjusted their operations, and consumers adjusted their behavior in response to restrictions designed to slow the spread of COVID-19, an unprecedented level of unemployment claims and a significant decline in consumer spending.  To mitigate the impact caused by the decline in economic conditions, we have partnered with TMNA and Mazda, respectively, to offer competitive incentive and subvention programs, including 0% financing and/or first payment deferred 90 days on select models.

Our market share of TMNA sales decreased by approximately 1 percentage point for the first nine months of fiscal 2021, compared to the same period in fiscal 2020, due to lower levels of subvention on lease contracts and increased competition from financial institutions.  However, our market share of TMNA sales increased by approximately 1 percentage point for third quarter of fiscal 2021, compared to the same period in fiscal 2020, due to higher levels of subvention on new retail and lease vehicle contracts.

The composition of our net earning assets is summarized below:

	December 31,	March 31,	Percentage
(Dollars in millions)	2020	2020	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net [2]	$63,698	$56,364	13%
Dealer financing, net [1,2]	15,102	17,632	(14)%
Total finance receivables, net [2]	78,800	73,996	6%
Investments in operating leases, net	36,294	36,387	-%
Net earning assets	$115,094	$110,383	4%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and Mazda dealers[1]	992	953	4%
Dealers outside of the Toyota/Lexus/Mazda dealer network	401	371	8%
Total number of dealers receiving wholesale financing	1,393	1,324	5%

Dealer inventory outstanding (units in thousands)	226	294	(23)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[2]

As discussed in Note 1 – Interim Financial Data, in conjunction with the adoption of ASU 2016-13, we changed the presentation of accrued interest in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  The information for the comparative period continues to be reported within Finance receivables, net.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 13 percent and 27 percent for the first nine months and third quarter of fiscal 2021, respectively, compared to the same periods in fiscal 2020, due to the incremental new vehicle financing volume we gained from the launch of private label financial services and the increased level of incentive and subvention programs.  Our used retail contracts increased by 40 percent and 37 percent for the first nine months and third quarter of fiscal 2021, respectively, compared to the same periods in fiscal 2020, due to an increased level of incentive and subvention programs in the first nine months of fiscal 2021, availability of used vehicles, as well as incremental used retail contract volume from the launch of private label financial services.  The temporary suspension of automobile manufacturing and component plants has caused a temporary decrease in dealer new vehicle inventory levels and resulted in an increase in the sale of used vehicles due to their availability.

Our retail finance receivables, net increased 13 percent at December 31, 2020 as compared to March 31, 2020 due to an increase in the volume financed, including the incremental volume from the launch of private label financial services, as well as an increase in the amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 5 percent for the first nine months of fiscal 2021, compared to the same period in fiscal 2020, as a result of the sharp decline in economic conditions caused by the COVID-19 pandemic, lower levels of subvention, the decrease in dealer new vehicle inventory levels from the temporary suspension of production, and consumer preference for retail contracts, partially offset by incremental lease contract volume from the launch of private label financial services.  For the third quarter of fiscal 2021, lease contract volume increased 26 percent, compared to the same period in fiscal 2020, primarily due to an increased level of incentive and subvention programs and incremental lease contract volume from the launch of private label financial services.  Our investments in operating leases, net, remained relatively unchanged at December 31, 2020, as compared to March 31, 2020.

Dealer Financing and Earning Assets

Dealer financing, net decreased 14 percent at December 31, 2020 as compared to March 31, 2020 primarily due to a decrease in dealer inventory and related financing due to the temporary decline in new vehicle inventory levels caused by the temporary suspension of automobile manufacturing as a result of the COVID-19 pandemic.

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

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Depreciation on operating leases (dollars in millions)	$1,450	$1,712	(15)%	$4,484	$4,920	(9)%
Average operating lease units outstanding (in thousands)	1,326	1,395	(5)%	1,337	1,410	(5)%

Depreciation expense on operating leases decreased 9 percent and 15 percent during first nine months and third quarter of fiscal 2021, respectively, as compared to the same periods in fiscal 2020, due to lower average operating units outstanding and lower residual value losses.  The lower residual value losses are a result of an increase in average used vehicle values and lower expectations of residual value losses. The economic conditions caused by the COVID-19 pandemic resulted in higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory as there was a temporary suspension of automobile manufacturing and component plants that resulted in an increase in the sale of used vehicles due to their availability.

To provide support to our customers, we offered lease payment deferrals up to 120 days to customers impacted by the COVID-19 pandemic.  The lease payment deferrals we granted to our customers resulted in incremental depreciation on operating leases, as the additional months for the deferral period have resulted in a decrease in the expected end-of-market values of our investments in operating leases; however, the impact is not significant.

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

The following table provides information related to our origination experience:

	December 31,	March 31,	December 31,
	2020	2020	2019
Average consumer portfolio origination FICO score	744	754	755
Average retail loan origination term (months) [1]	68	69	67

1 Retail loan origination greater than or equal to 78 months was 7% as of December 31, 2020, 7% as of March 31, 2020, and 6% as of December 31, 2019.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2020 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	December 31,	March 31,	December 31,
	2020	2020	2019
Net charge-offs as a percentage of average gross [1,5,6] earning assets
Finance receivables	0.32%	0.44%	0.42%

Default frequency as a percentage of outstanding contracts [1,6]
Finance receivables	0.86%	1.09%	1.08%

Average loss severity per unit [2,6]
Finance receivables	$10,138	$9,555	$9,466

Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.38%	0.41%	0.49%
Operating leases	0.30%	0.34%	0.32%

[1]	Net charge-off and default frequency ratios have been annualized using nine months results for the periods ended December 31, 2020 and 2019.
[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
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

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity.  Net charge-offs as a percentage of average gross finance receivables decreased to 0.32 percent at December 31, 2020 from 0.42 percent at December 31, 2019, and default frequency as a percentage of outstanding finance receivable contracts decreased to 0.86 percent for the first nine months of fiscal 2021, compared to 1.08 percent in the same period in fiscal 2020, primarily due to the payment extension programs offered to our customers impacted by COVID-19.  Our average loss severity on finance receivables for the first nine months of fiscal 2021 increased to $10,138 from $9,466 in the first nine months of fiscal 2020 primarily due to higher average amounts financed as a result of types of vehicles financed.

Our aggregate balances for accounts 60 or more days past due on finance receivables decreased to 0.38 percent at December 31, 2020, compared to 0.49 percent at December 31, 2019, and 0.41 percent at March 31, 2020, as a result of the retail payment extension and lease deferral programs offered to our customers and dealers impacted by COVID-19.  Our aggregate balances for accounts 60 or more days past due on operating leases decreased to 0.30 percent at December 31, 2020, compared to 0.32 percent at December 31, 2019, and 0.34 percent at March 31, 2020, primarily due to a focus on late stage collection activities as government restrictions on repossession activities in most states have been lifted.  If the negative economic conditions caused by the COVID-19 pandemic continue, delinquencies and charge-offs could increase.

Allowance for Credit Losses

Upon adoption of ASU 2016-13 on April 1, 2020, the allowance for credit losses is measured by a new impairment model that reflects lifetime expected losses, which replaced the incurred loss impairment method.

The allowance for credit losses for our retail consumer portfolio is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, term count, and other relevant factors.  We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency, and other credit quality indicators.  Other credit quality indicators include loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or Mazda), and term count.  Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity, and other contract structure variables.  Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable.  The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios.  The loan lifetime is regarded by management as the reasonable and supportable period.  We use macroeconomic forecasts from a third party and update such forecasts quarterly.  On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

For the allowance for credit losses for our dealer portfolio, an allowance for credit losses is established for both outstanding dealer finance receivables and certain unfunded off-balance sheet lending commitments.  The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as dealer group internal risk rating and loan-to-value ratios.  We measure lifetime expected credit losses of our dealer products portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default is primarily established based on internal risk assessments.  The probability of default model also considers qualitative factors related to macroeconomic outlooks.  Loss given default is established based on the nature and market value of the collateral, loan-to-value ratios and other credit quality indicators.  Exposure at default represents the expected outstanding principal balance.  The lifetime of the loan or lending commitment is regarded by management as the reasonable and supportable period.  On an ongoing basis, we review our models, including macroeconomic outlooks, to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2020	2019	2020	2019
Allowance for credit losses at beginning of period	$1,174	$505	$727	$499
Adoption of ASU 2016-13 [1]	-		292	-
Charge-offs	(113)	(117)	(228)	(269)
Recoveries	20	12	42	39
Provision for credit losses	118	123	366	254
Allowance for credit losses at end of period [2]	$1,199	$523	$1,199	$523
[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020. See Note 1 – Interim Financial Data for additional information.
[2]

Ending balance as of December 31, 2020 includes allowance for credit losses related to off-balance-sheet commitments of $37 million, which is included in Other liabilities in the Consolidated Balance Sheet.

Our allowance for credit losses increased from $523 million at December 31, 2019 to $1,199 million at December 31, 2020, reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13, and an increase of $384 million primarily due to the increase in expected credit losses for our retail loan portfolio driven by a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  In addition to the initial adoption impact, ASU 2016-13 has led to an increase in the provision for credit losses with the growth of our retail loan portfolio as this standard replaces the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitments.

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

During the first nine months of fiscal 2021, capital markets experienced periods of significant volatility as a result of the COVID-19 pandemic.  However, during the second and third quarters of fiscal 2021, funding conditions were generally stable and credit spreads tightened in response to measures taken to support the economy and corporate credit markets by the Federal Reserve and global central banks.  We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $10.8 billion to $16.2 billion with an average balance of $13.0 billion during the quarter ended December 31, 2020.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of December 31, 2020 had no outstanding amount and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	December 31, 2020			March 31, 2020
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$19,002	$18,991	0.36%	$27,040	$26,968	1.85%
U.S. medium term note ("MTN") program	41,559	41,415	1.83%	33,658	33,527	2.44%
Euro medium term note ("EMTN") program	18,004	17,914	1.63%	17,074	16,974	1.69%
Other debt	8,939	8,932	1.33%	5,705	5,703	2.06%
Total Unsecured notes and loans payable	87,504	87,252	1.42%	83,477	83,172	2.07%
Secured notes and loans payable	21,759	21,720	1.59%	14,597	14,568	2.13%
Total debt	$109,263	$108,972	1.45%	$98,074	$97,740	2.08%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper[1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2020	$27,040	$33,658	$17,074	$5,705	$83,477
Issuances	-	17,351	1,091	5,281	23,723
Maturities and terminations	(8,038)	(9,450)	(1,966)	(2,110)	(21,564)
Non-cash changes in foreign currency rates	-	-	1,805	63	1,868
Balance at December 31, 2020	$19,002	$41,559	$18,004	$8,939	$87,504
[1]	Changes in Commercial paper are shown net due to its short duration.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $19.0 billion to $22.2 billion during the quarter ended December 31, 2020, with an average outstanding balance of $20.6 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

MTN Program

We maintain a shelf registration statement with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending January 2024.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge and cross-default provisions.  We are currently in compliance with these covenants.

EMTN Program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2020, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €16.4 billion was available for issuance at December 31, 2020.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2020	$14,597
Issuances	15,613
Maturities and terminations	(8,451)
Balance at December 31, 2020	$21,759

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of December 31, 2020 and March 31, 2020, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities as described below:

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2020, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”) and other Toyota affiliates re-entered into a $5.0 billion 364 day syndicated bank credit facility, expiring in fiscal 2022.  In November 2019, TMCC, TCPR and other Toyota affiliates entered into a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2023 and 2025, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2020 and March 31, 2020.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

In July 2020, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $6.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  This revolving facility allows us to obtain term funding and, with the consent of the committed lenders, may be renewed on an annual basis.  Any utilized portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of December 31, 2020, $3.6 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of December 31, 2020, TMCC had committed bank credit facilities totaling $4.4 billion of which $350 million, $1.9 billion, $1.8 billion, and $300 million mature in fiscal 2021, 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2020 and March 31, 2020. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with TMS expiring in fiscal 2022.  This credit facility was drawn upon in fiscal 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, and on July 30, 2020, we voluntarily repaid the draw and accrued interest in full.  The amount was recorded in Other liabilities on our Consolidated Balance Sheet and funds were used for general corporate purposes.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2020, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  As of December 31, 2020, we had no hedge accounting derivatives.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	December 31,	March 31,
(Dollars in millions)	2020	2020
Gross derivatives assets, net of credit valuation adjustment	$2,030	$1,437
Less: Counterparty netting	(794)	(966)
Less: Collateral held	(1,176)	(420)
Derivative assets, net	$60	$51

Gross derivative liabilities, net of credit valuation adjustment	$1,470	$3,116
Less: Counterparty netting	(794)	(966)
Less: Collateral posted	(652)	(2,105)
Derivative liabilities, net	$24	$45

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2020, we held excess collateral of $12 million which we did not use to offset derivative assets, and we posted excess collateral of $1 million which we did not use to offset derivative liabilities.  As of March 31, 2020, we held excess collateral of $10 million which we did not use to offset derivative assets, and we posted excess collateral of $1 million which we did not use to offset derivative liabilities.

LIBOR TRANSITION

In July 2017, the U.K. Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after calendar year 2021.  We have exposures to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.  To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we have established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs.  Our efforts under this initiative include monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.  For example, we continue to evaluate the use of SOFR, among other alternatives and actions, as a potential alternative reference rate to LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed purchase transactions.  While we have successfully attracted market support for certain of our SOFR debt issuances, at this time it is not possible to predict whether SOFR will be the primary, or sole, LIBOR replacement index.

We are also actively assessing how the discontinuation of LIBOR could impact accounting and financial reporting.  For example, we plan to adopt ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, on April 1, 2021 as further discussed in Note 1 to the Consolidated Financial Statements.

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

Retail Loan Portfolio

The level of credit risk for the retail loan portfolio is influenced by various factors such as economic conditions, the used vehicle market, credit quality, contract structure, and collection strategies and practices.  The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, term count, and other relevant factors.  We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency, and other credit quality indicators such as loan-to-value ratio, book payment to income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or Mazda), and term count.  Loss given default models forecast the extent of losses given that a default has occurred and considers variables such as collateral, trends in recoveries, historical loss severity, and other contract structure variables.  Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable.  The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios.  The loan lifetime is regarded by management as the reasonable and supportable period.  We use macroeconomic forecasts from a third party and update such forecasts quarterly.  On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

Dealer Portfolio

The level of credit risk in the dealer portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and the financial condition of automotive manufacturers.  The allowance for credit losses is established for both outstanding dealer finance receivables and certain unfunded off-balance sheet lending commitments.  The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as dealer group internal risk rating and loan-to-value ratios.  We measure lifetime expected credit losses of our dealer products portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default is primarily established based on internal risk assessments.  The probability of default model also considers qualitative factors related to macroeconomic outlooks.  Loss given default is established based on the nature and market value of the collateral, loan-to-value ratios and other credit quality indicators.  Exposure at default represents the expected outstanding principal balance.  The lifetime of the loan or lending commitment is regarded by management as the reasonable and supportable period.  On an ongoing basis, we review our models, including macroeconomic outlooks, to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The majority of our credit losses are related to our consumer portfolio.  Holding other estimates constant, a 10 percent increase or decrease in the assumptions used to derive probability of default and loss given default would have resulted in a change in the allowance for credit losses of $105 million as December 31, 2020.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of December 31, 2020, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

For a discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements - Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements – Litigation and Governmental Proceedings.”

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

10.1

364 Day Credit Agreement, dated as of November 6, 2020, among Toyota Motor

Credit Corporation, Toyota Motor Finance (NETHERLANDS) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc. Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan, as Syndication Agents and Swing Line Lenders, and MUFG, as a Syndication Agent.

(3)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 9, 2020, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 10, 2021	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2021	By	/s/ Scott Cooke
Scott Cooke
Group Vice President and Chief Financial Officer (Principal Financial Officer)