Form 10-K
period 2021-03-31
TOYOTA MOTOR CREDIT CORP
filed 2021-06-03
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2021, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2021

PART I

ITEM 1. BUSINESS

GENERAL

Toyota Motor Credit Corporation was incorporated in California in 1982 and commenced operations in 1983.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.  We are wholly-owned by Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  TMCC is marketed under the brands of Toyota Financial Services, Lexus Financial Services, and Mazda Financial Services.

We provide a variety of finance and voluntary vehicle and payment protection products and services to authorized Toyota and Lexus dealers or dealer groups, private label dealers or dealer groups, and to a lesser extent, other domestic and import franchise dealers (collectively referred to as “dealers”) and their customers in the United States of America (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our products and services fall primarily into the following categories:

•

Finance Operations - We acquire retail installment sales contracts from dealers in the U.S. and Puerto Rico (“retail contracts”) and leasing contracts accounted for as operating leases (“lease contracts”) from dealers in the U.S.  We collectively refer to our retail and lease contracts as the “consumer portfolio.”  We also provide dealer financing, including wholesale financing, working capital loans, revolving lines of credit and real estate financing to dealers in the U.S. and Puerto Rico.  We collectively refer to our dealer financing portfolio as the “dealer portfolio.”

•

Voluntary Protection Operations - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for voluntary vehicle and payment protection products sold by dealers in the U.S. Our voluntary vehicle and payment protection products include vehicle service, guaranteed auto protection, prepaid maintenance, excess wear and use, tire and wheel protection, key replacement protection and used vehicle limited warranty contracts (“voluntary protection products”).  TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.

We support growth in earning assets through funding obtained primarily in the global capital markets as well as funds provided by investing and operating activities.  Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for a discussion of our funding activities.

In fiscal 2020, we announced the restructuring of our field operations to better serve our dealer partners by streamlining our field office structure and investing in new technology.  This restructuring is complete, and our field operations now consist of three regional dealer service centers (“DSCs”) located in Chandler, Arizona (serving the West region), Plano, Texas (serving the Central region) and Alpharetta, Georgia (serving the East region).  The regional DSCs acquire retail and lease contracts from dealers, and market our voluntary protection products to dealers.

The dealer lending function is centralized at the DSC located in Plano, Texas, and supports the dealers by providing wholesale financing and other dealer financing activities such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.

We currently service contracts through three regional customer service centers (“CSCs”) located throughout the U.S.  The CSCs support customer account servicing functions such as collections, lease terminations, and administration of both retail and lease contract customer accounts.  The Central region CSC also supports voluntary protection operations by providing contract and claims administrative services.  On March 24, 2021, we announced that we will restructure our customer service operations to better serve our customers by relocating and streamlining the customer service operation and investing in new technology.  Over the next two years, we will move our three regional CSCs to be co-located with regional DSCs.

On April 1, 2020, we began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”).  We currently offer exclusive private label automotive retail, lease, and dealer financing products and services marketed under the brand Mazda Financial Services to Mazda customers and dealers in the United States.  On August 1, 2020, we launched a full suite of voluntary protection products under the name of Mazda Protection Products (MPP).  The agreement with Mazda is for an initial term of approximately five years.  We are currently leveraging our existing processes and personnel to originate and service the new assets, however, we will continue to evaluate the private label financial services business, which may include partnering with or transitioning the business to our affiliates, some of which are not consolidated with TMCC.  We have also made certain technology investments to support the Mazda program and future private label customers.  We did not acquire any existing Mazda assets or liabilities pursuant to the agreement and our launch costs were not significant in fiscal year 2021.

Available Information

Our filings with the Securities and Exchange Commission (“SEC”) may be found by accessing the SEC website (http://www.sec.gov).  A link to the SEC website and certain of our SEC filings are contained on our website located at: www.toyotafinancial.com under “Investor Relations, SEC Filings”.

Investors and others should note that we announce material financial information using the investor relations section of our website.  We use our website, press releases, as well as social media to communicate with our investors, customers and the general public about our company, our services and other issues.  While not all of the information that we post on our website or on social media is of a material nature, some information could be material.  Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the investor relations section of our website and our Twitter feed.  We are not incorporating any of the information set forth on our website or on social media channels into this filing on Form 10-K.

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

FINANCE OPERATIONS

The table below summarizes our financing revenues, net of depreciation by product.

	Years ended March 31,
	2021	2020	2019
Percentage of financing revenues, net of depreciation [1]:
Operating leases, net of depreciation [1]	43%	38%	38%
Retail	50%	49%	47%
Dealer	7%	13%	15%
Financing revenues, net of depreciation [1]	100%	100%	100%

[1]

In conjunction with the adoption of ASU 2016-13 on April 1, 2020, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.  The information for the comparative period continues to be reported within the Provision for credit losses.

Retail and Lease Financing

Pricing

We utilize a tiered pricing program, which matches interest rates with customer risk as defined by credit bureau scores and other factors for a range of price and risk combinations.  Each application is assigned a credit tier.  Rates vary based on credit tier, contract term, loan-to-value and collateral, including whether a new or used vehicle is financed.  In addition, special rates may apply as a result of promotional activities.  We review and adjust interest rates based on competitive and economic factors and distribute the rates, by tier, to dealers.

Underwriting

Dealers transmit customer credit applications electronically through our online system for contract acquisition.  The customer may submit a credit application directly to our website, in which case, the credit application is sent to the dealer of the customer’s choice and is considered by us for preapproval.  Upon receipt of the credit application, our loan origination system automatically requests a credit bureau report from one of the major credit bureaus.  We use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Factors used by the credit scoring system (based on the applicant’s credit history) include the contract term, ability to pay, debt ratios, amount financed relative to the value of the vehicle to be financed, and credit bureau attributes such as number of trade lines, utilization ratio and number of credit inquiries.

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

Credit analysts (working in our field operations) approve or decline all credit applications that are not auto-decisioned and may also approve an application that has been the subject of an automated decline.  Failure to be automatically approved through auto-decisioning does not mean that an application does not meet our underwriting guidelines.  A credit analyst decisions applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly payment obligation, which is derived from, among other things, the amount financed and the contract term.  A credit analyst will verify information contained in the credit application if the application presents an elevated level of credit risk.  Our proprietary scoring system assists the credit analyst in the credit review process.  The credit analyst’s final credit decision is made based upon the degree of credit risk perceived by the credit analyst after assessing the strengths and weaknesses of the application.

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

Subvention and Incentive Programs

Toyota Motor Sales, U.S.A., Inc. (“TMS”), a subsidiary of Toyota Motor North America, Inc. (“TMNA”), is the primary distributor of Toyota and Lexus vehicles in the United States.  In partnership with TMNA and certain non-affiliated third-party distributors, we may offer special promotional rates, which we refer to as subvention programs.  TMNA and third-party distributors pay us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on the marketing strategies of TMNA and third-party distributors, economic conditions, and volume of new and used vehicle sales.  The amount of subvention received varies based on the mix of vehicles included in the promotional rate programs and the timing of the programs.  The majority of our lease contracts and a significant portion of our retail contracts are subvened.  We may also offer cash and contractual residual value support incentive programs in partnership with TMNA or third-party distributors.  Subvention and other cash incentive program payments offered in partnership with TMNA or third-party distributors are settled at the beginning of the retail or lease contract.  We may also offer our own cash incentives and other competitive rate programs.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income or a reduction to depreciation expense for lease contracts.

Servicing

Our CSCs are responsible for servicing the consumer portfolio.  A centralized department manages third-party vendor relationships responsible for bankruptcy administration, liquidation and post charge-off recovery activities, certain administrative activities, customer services activities and pre-charge-off collections with support from the CSCs.

We use an online collection and auto dialer system that prioritizes collection efforts and signals our collections personnel to make telephone contact with delinquent customers.  We also use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods based on behavioral scoring models (which analyze borrowers’ payment performance, vehicle valuation and credit bureau scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is approximately 80 days past due.  Repossessed vehicles are held for sale to comply with statutory requirements and then sold at private auctions, unless public auctions are required by state law.  Any unpaid amounts remaining after the repossessed vehicle is sold or after taking the full balance charge-off are pursued by us to the extent practical and legally permissible.  Any surplus amounts remaining after recovery fees, disposition costs, and other expenses have been paid, and after any reserve charge-backs, dealer guarantees and optional product refunds have been credited to the customer’s account, are refunded to the customers.  Collections of post-sale deficiencies and full-balance charge-offs are handled by third-party vendors and the CSCs.  We charge-off uncollectible portions of accounts when an account is deemed to be uncollectible or when the account balance becomes 120 days contractually delinquent, whichever occurs first.  However, the CSCs will continue to collect or pursue recovery of the vehicle up to 190 days after the account is past due.

We may, in accordance with our customary servicing procedures, offer rebates or waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the consumer portfolio.  In addition, we may defer a customer’s obligation to make a payment by extending the contract term.  Refer to Item 1A. Risk Factors, “Industry and Business Risk”-“We face various risks related to health epidemics and other outbreaks, which have had and may continue to have material adverse effects on our business, financial condition, results of operations and cash flows” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Fiscal 2021 Operating Environment” for further discussion of payment relief programs offered to customers affected by the coronavirus.

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

The goal of Dealer Direct is to increase dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles.  Through Dealer Direct, the dealer accepting return of the lease vehicle (the “grounding dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to us.  Vehicles not purchased by the grounding dealer are made available to all Toyota and Lexus dealers through the Dealer Direct online auction.  Vehicles not purchased through Dealer Direct are sold at physical vehicle auction sites throughout the country.  Where deemed necessary, we recondition used vehicles prior to sale at auction in order to enhance the vehicle values.

Dealer Financing

Dealer financing is comprised of wholesale financing and other financing options designed to meet dealer business needs.

Wholesale Financing

We provide wholesale financing to dealers for inventories of new and used Toyota, Lexus, private label, and other domestic and import vehicles.  We acquire a security interest in the vehicle inventory, and/or other dealership assets, as appropriate, which we perfect through UCC filings. Wholesale financing may also be backed by corporate or individual guarantees from, or on behalf of, affiliated dealers, dealer groups, or dealer principals.  In the event of a dealer default under a wholesale loan agreement, we have the right to liquidate assets in which we have a perfected security interest and to seek legal remedies pursuant to the wholesale loan agreement and any applicable guarantees.

Additionally, TMNA and other manufacturers may be obligated by applicable law, or under agreements with us, to repurchase or to reassign new vehicle inventory we financed that meets certain mileage and model year parameters, curtailing our risk.  We also provide other types of wholesale financing to certain Toyota and Lexus dealers and other third parties, at the request of TMNA or private Toyota distributors, and TMNA or the applicable private distributor guarantees the payments by such borrowers.

Other Dealer Financing

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and voluntary protection products and the creditworthiness of each dealer.

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

As part of our monitoring processes, we require dealers to submit periodic financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor the timeliness of dealer inventory financing payoffs in accordance with the agreed-upon terms to identify possible risks.

VOLUNTARY PROTECTION OPERATIONS

TMIS offers voluntary protection products on Toyota, Lexus, and other domestic and import vehicles that are primarily sold by dealers as part of the dealer’s sale of a vehicle.  The majority of the voluntary protection products offered by TMIS are not regulated as insurance products.  However, certain states require the Company’s contracts be backed by policies issued by a regulated insurance company. To satisfy the aforementioned requirement, TMIS utilizes its insurance company subsidiaries to underwrite certain risks.  Vehicle service contracts offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection contracts provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle.  Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals.  Excess wear and use contracts are available on leases and protect against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection contracts provide coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to a defect in material or workmanship, to the extent not covered by the manufacturer or the tire distributor warranties.  Certain tire and wheel protection contracts also cover expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage.  Key replacement protection contracts provide stand-alone coverage for expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage.  Used vehicle limited warranty contracts are included with the purchase of a used vehicle and provides for the repair or replacement of certain covered components that have mechanically failed on the covered used vehicle.

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

TMNA may be obligated by applicable law, or under agreements with us, to repurchase or to reassign new vehicle inventory we financed that meets certain mileage and model year parameters.  We also provide financing to certain Toyota and Lexus dealers and other third parties, at the request of TMNA or private Toyota distributors, and TMNA or the applicable private distributor guarantees the payments by such borrowers.

TMNA provides shared services to TMCC, including certain technological and administrative services, such as information systems support, facilities, insurance coverage, human resources and other corporate services.  TMCC also provides shared services to TMNA, including certain treasury and procurement services.

TMCC is a participating employer in certain retirement and post-retirement medical care, life insurance and other benefits sponsored by TMNA, as discussed further in Note 10 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

TMCC is party to agreements with TMNA and other affiliates relating to the team member vehicle benefit program, which allows team members to lease Toyota and Lexus vehicles on terms exclusive to the benefit program. TMNA serves as the chief administrator of the program.  TMCC acquires and services team member leases after origination.  A portion of the vehicles used for the team member vehicle benefit program are acquired from TMNA.  TMCC receives a per vehicle contribution from participating affiliates to assist with the costs of its contribution to the benefit program, and TMCC pays a per vehicle participation fee to TMNA to participate in the benefit program.

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

TMCC is party to a revolving credit facility with TMS expiring in fiscal 2025 which may be used for general corporate purposes. This agreement is further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

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

Refer to Note 12 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

COMPETITION

We operate in a highly competitive environment and compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, online banks, and finance companies.  To a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail contracts through Toyota, Lexus, and private label dealers. We also compete with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing.  No single competitor is dominant in the industry.  We compete primarily through service quality, our relationship with TMNA and third-party automotive and mobility companies to whom we provide financial services, and financing rates.  We seek to provide exceptional customer service and competitive financing programs to our dealers and to their customers.  Our affiliation with TMNA and relationships with third-party automotive and mobility companies to whom we provide financial services offers an advantage in providing financing or leasing of Toyota, Lexus, and private label vehicles.

Competition for the voluntary protection products is primarily from national and regional independent service contract providers.  We compete primarily through service quality, our relationship with TMNA and third-party automotive and mobility companies to whom we provide financial services and product benefits.  Our affiliation with TMNA provides an advantage in selling our voluntary protection products.

REGULATORY ENVIRONMENT

Our finance and voluntary protection products are regulated under both federal and state law.

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

The CFPB’s supervisory authority has focused on fair lending compliance, debt collection, the treatment of customers during the COVID-19 pandemic, credit reporting, and the marketing and sale of certain optional products, including voluntary protection products we finance or sell through TMIS.

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

State Regulation

A majority of states (and Puerto Rico) have enacted legislation establishing licensing requirements to conduct financing activities. We must renew these licenses periodically.  Most states also impose limits on the maximum rate of finance charges, while other state and federal legislatures are also discussing an all-in rate cap that would include finance charges plus charges on our ancillary products such as voluntary protection products.  In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers.  Some state laws impose rate and other restrictions on credit transactions with customers in active military status in addition to those imposed by the Servicemembers Civil Relief Act.

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

TMIS operations are subject to state regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses and filings are required to offer certain products.  Certain products offered by TMIS are covered by state privacy laws as well as new cybersecurity and data privacy legislation.  Our insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business, must maintain minimum capital requirements and file annual financial information as determined by their state of domicile and the National Association of Insurance Commissioners.  Failure to comply with these requirements could have an adverse effect on voluntary protection operations in a particular state.  We actively monitor applicable laws and regulations in each state in order to maintain compliance.

State regulators are taking a more stringent approach to supervising and regulating providers of financial products and services subject to their jurisdiction.  In addition, we are subject to governmental and regulatory examinations, information-gathering requests and investigations from time to time.  We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.

Other Federal and International Regulation

Under the Volcker Rule, companies affiliated with U.S. insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us.  However, the federal financial regulatory agencies charged with implementing the Volcker Rule could further amend the rule or change their approach to administering, enforcing or interpreting the rule, which could negatively affect us and potentially require us to limit or change our activities or operations.

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

HUMAN CAPITAL

Employees

At April 30, 2021, we had approximately 3,600 employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

Culture

Our human capital objective in managing our business is to attract, retain, and fully engage the talent of our team members.  Toyota’s corporate culture is driven by “The Toyota Way”, our guiding philosophy of the company we want to be, which is woven into our core values, including continuous improvement and respect for people.  Our team members are actively involved in Toyota’s transformation toward becoming a mobility company and promoting our mission of happiness for all and our vision of creating mobility for all.  We offer a variety of training opportunities to enhance the skills of our team members and encourage innovation.  We encourage teamwork and collaboration and know diverse backgrounds, experiences, and perspectives are the right thing not only for our team members, but also for our business.

Diversity and Inclusion

We envision a world made better by a future of boundless physical and economic mobility for all – driven by the power of engaged, diverse, and inclusive environments.  We believe in equality, respect, and the inclusive treatment of all people. We believe that our team members achieve higher levels of productivity, are more creative, and more innovative when we foster a company culture that activates inclusion and diversity at all levels.  Our Executive Diversity and Inclusion Committee endeavors to guide, endorse and support our diversity and inclusion strategic efforts. We have also appointed certain team members as Diversity Champions who are responsible for providing diversity and inclusion leadership and strategic support. These Diversity Champions serve as visible role models who create positive impact by helping apply diversity and inclusion subject matter to ongoing business priorities. Toyota’s external Diversity Advisory Board works in partnership with our executive and senior leaders who reinforce diversity and inclusion strategies to offer insight and perspective that helps Toyota cultivate a diversity and inclusion mindset across the enterprise.

Health and Safety

We recognize the health, safety, and well-being of our team members is a top priority.  Actively cultivating a culture, environment, and team member experience that embraces, empowers, and respects all people - including their health, wellbeing, and safety - drives innovation and relevancy.  For example, in response to the COVID-19 pandemic, we consulted with medical professionals and instituted policies and practices to protect our team members and their families.  We transitioned nearly all of our workforce to a remote work arrangement to mitigate health risks during the pandemic.  Our remote work arrangements have been designed to allow for continued operation of all business functions.  We have also implemented safety protocols to protect the limited number of our team members who continue to report to our offices.

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

We face various risks related to health epidemics and other outbreaks, including the global outbreak of coronavirus (“COVID-19”).  The COVID-19 pandemic has led, and will likely continue to lead, to disruption and volatility in the global capital markets and in the economies of many nations.  In the United States, the COVID-19 pandemic has caused an unprecedented level of unemployment claims, resulted in a decline in consumer confidence and spending, and economic volatility.

The negative economic conditions arising from the COVID-19 pandemic impacted certain of our financial results during fiscal year 2021, including higher provision for credit losses on our retail loan portfolio primarily due to the increase in expected credit losses, as well as higher funding costs during the first quarter of fiscal year 2021.  In addition, the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19 have adversely affected the business of our affiliate, TMNA, and our ultimate parent, TMC, in a number of ways, including a decrease in new inventory resulting from production halts and supply shortages.

The long-term and ultimate impacts of the social, economic and financial disruptions caused by the COVID-19 pandemic are unknown.  The ultimate duration or possible resurgence of the COVID-19 pandemic or similar public health issues are also uncertain.  Further, if new strains of COVID-19 develop or sufficient amounts of vaccines are not available, not widely administered for a significant period of time, not used by consumers, or otherwise prove ineffective, the impact of COVID-19 on the global economy, and, in turn, on our financial condition, liquidity and results of operations could be material.  The extension of curtailed economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, delayed consumer response once restrictions have been lifted, or permanent behavior changes in consumer spending, could have further negative impact on consumer economics, dealerships, and auction sites, which could have a material adverse impact on our future results of operations.  In addition, a possible resurgence of the COVID-19 may subject us to, among several other things, increased delinquencies and defaults by our customers and dealers, the reinstatement of certain payment relief options, closures of plants by TMNA, and disruption among our supply chain and with other third-party vendors.

General business, economic, and geopolitical conditions, as well as other market events, may adversely affect our business, results of operations and financial condition.

Our results of operations and financial condition are affected by a variety of factors, including changes in the overall market for retail contracts, wholesale motor vehicle financing, leasing or dealer financing, the new and used vehicle market, changes in the level of sales of Toyota, Lexus, and private label vehicles, the rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition from other financiers, rate of default by our customers, the interest rates we are required to pay on the funding we require to support our business, amounts of funding available to us, changes in the U.S. and international wholesale capital funding markets, our credit ratings, the success of efforts to expand our product lines, levels of operating and administrative expenses including, but not limited to, personnel costs, technology costs and premises costs (including costs associated with reorganization or relocation), general economic conditions, inflation, consequences from changes in tax laws, and fiscal and monetary policies in the U.S., Europe and other countries in which we issue debt.  Further, a significant and sustained increase in fuel prices could lead to lower new and used vehicle purchases.  This could reduce the demand for retail, lease and wholesale financing.  In turn, lower used vehicle values could affect return rates, charge-offs and depreciation on operating leases.

Economic slowdown and recession in the United States has generally led, and may continue to lead, to diminished consumer and business confidence, lower household incomes, increases in unemployment rates, higher consumer debt levels as well as higher consumer and commercial bankruptcy filings, any of which could adversely affect vehicle sales and discretionary consumer spending.  These conditions may decrease the demand for our financing products, as well as increase our delinquencies and credit losses.  In addition, because our credit exposures are generally collateralized by vehicles, the severity of losses can be particularly affected by declines in used vehicle values.

Dealers are also affected by economic slowdown and recession, which increases the risk of default of certain dealers within our dealer portfolio.

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

Challenging market conditions, such as those that we saw during the beginning of the COVID-19 pandemic, may result in less liquidity, greater volatility, widening of credit spreads and lack of price transparency in credit markets.  Changes in investment markets, including changes in interest rates, exchange rates and returns from equity, property and other investments, will affect (directly or indirectly) our financial performance.

If there is a continued and sustained period of market disruption and volatility:

•	there can be no assurance that we will continue to have access to the capital markets in a similar manner and at a similar cost as we have had in the past;
•	issues of debt securities may be undertaken at spreads above benchmark rates that are greater than those on similar issuances undertaken during prior periods;
•	we may be subject to over-reliance on a particular funding source or a simultaneous increase in funding costs across a broad range of sources; and
•

the ratio of our short-term debt outstanding to total debt outstanding may increase if negative conditions in the debt markets lead us to replace some maturing long-term liabilities with short-term liabilities (for example, commercial paper).

Any of these developments could have an adverse effect on our results of operations and financial condition.

Geopolitical conditions and other market events may also impact our results of operations.  Restrictive exchange or import controls or other disruptive trade policies, disruption of operations as a result of systemic political or economic instability, adverse changes to tax laws and regulations, social unrest, outbreak of war or expansion of hostilities, health epidemics and other outbreaks, climate-related risk, and acts of terrorism, could each have a material adverse effect on our results of operations and financial condition.  For example, while we operate in the U.S. and Puerto Rico, the global financial, trade, and legal implications of the United Kingdom’s withdrawal from the European Union (“Brexit”) could lead to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, fluctuations in interest rates, weaker economic growth, and reduced business confidence on an international level, each of which could have a material adverse effect on our results of operations and financial condition.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota, Lexus, and private label vehicles, as well as our ability to offer competitive financing and voluntary protection products.

We primarily provide a variety of finance and voluntary protection products to authorized Toyota, Lexus, and private label dealers and their customers in the U.S.  Accordingly, our business is substantially dependent upon the sale of Toyota, Lexus, and private label vehicles in the U.S.  Changes in the volume of sales may result from governmental action or changes in governmental regulation or trade policies, changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, economic conditions, increased competition, increases in the price of vehicles due to increased raw material costs, changes in import fees or tariffs on raw materials or imported vehicles, changes to or withdrawals from trade agreements, currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to natural disasters, supply chain interruptions, including shortages of parts, components or raw materials, or other events.  For example, the severe weather that many parts of the U.S. experienced during the fourth quarter of fiscal 2021, resulted in a shortage of petrochemicals that affected the production at certain of TMNA’s production facilities.  Any negative impact on the volume of Toyota, Lexus, and private label vehicle sales in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

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

We operate in a highly competitive environment and compete with other financial institutions and, to a lesser extent, other automobile manufacturers’ affiliated finance companies primarily through service, quality, our relationship with TMNA, and financing rates.  TMNA sponsors subvention, cash, and contractual residual value support incentive programs offered by us on certain new and used Toyota and Lexus vehicles.  Our ability to offer competitive financing and voluntary protection products in the U.S. depends in part on the level of TMNA sponsored subvention, cash, and contractual residual value support incentive program activity, which varies based on TMNA marketing strategies, economic conditions, and the volume of vehicle sales, among other factors.  Any negative impact on the level of TMNA sponsored subvention, cash, and contractual residual value support incentive programs could in turn have a material adverse effect on our business, results of operations, and financial condition.

Changes in consumer behavior could affect the automotive industry, TMNA and TMC, and, as a result, our business, results of operations and financial condition.

A number of trends are affecting the automotive industry. These include a market shift from cars to sport utility vehicles (“SUVs”) and trucks, high demand for incentives, the rise of mobility services such as vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, the development of flexible alternatives to traditional financing and leasing such as subscription service offerings, changing expectations around the vehicle buying experience, increased focus on climate-related initiatives and regulation, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications and technology. Any one or more of these trends could adversely affect the automotive industry, TMNA and TMC, and could in turn have an impact on our business, results of operations and financial condition.

Recalls and other related announcements by TMNA or private label companies could affect our business, results of operations and financial condition.

TMNA or other manufacturers of the vehicles we finance periodically conducts vehicle recalls which could include temporary suspensions of sales and production of certain Toyota, Lexus, and private label vehicle models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, such events could adversely affect our business.  A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles or a change in standards of regulatory bodies will have a negative impact on the level of our financing and voluntary protection products volume, earning assets, Net financing revenues and Voluntary protection contract revenues and insurance earned premiums.  The credit performance of our dealer and consumer portfolios may also be adversely affected.  In addition, a decline in the values of used Toyota, Lexus, and private label vehicles would have a negative effect on residual values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, certain of TMCC’s affiliated entities are or may become subject to litigation and governmental investigations and have been or may become subject to fines or other penalties.  These factors could affect sales of Toyota, Lexus and private label vehicles and, accordingly, could have a negative effect on our business, results of operations and financial condition.

If we are unable to compete successfully or if competition increases in the businesses in which we operate, our results of operations could be negatively affected.

We operate in a highly competitive environment.  We compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, finance companies, and to a lesser extent, other automobile manufacturers’ affiliated finance companies.  In addition, online financing options provide consumers with alternative financing sources.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, Net financing revenues, Voluntary protection contract revenues and insurance earned premiums.  Further, the financial condition and viability of our competitors and peers may have an adverse impact on the financial services industry in which we operate, resulting in a decrease in the demand for our products and services.  This could have an adverse impact on the volume of our business and our results of operations.

A failure or interruption in our operations could adversely affect our results of operations and financial condition.

Operational risk is the risk of loss resulting from, among other factors, lack of established processes, inadequate or failed processes, systems or internal controls, theft, fraud, natural disasters or other catastrophes (including without limitation, explosions, fires, floods, earthquakes, terrorist attacks, riots, civil disturbances and health epidemics and other outbreaks).  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our voluntary protection product operations risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  We have established business recovery plans to address interruptions in our operations, but we can give no assurance that these plans will be adequate to remediate all events that we may face.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

We rely on a framework of internal controls designed to provide a sound and well-controlled operating environment.  Due to the complexity of our business and the challenges inherent in implementing control structures across large organizations, control issues could be identified in the future that could have a material adverse effect on our operations.

We are currently in the process of restructuring our customer service operations to better serve our customers by relocating and streamlining the customer service operation, moving our three regional CSCs to be co-located with the regional DSCs, and investing in new technology.  We can give no assurance that the restructuring of our customer service operations will be completed as planned or within the expected timing or budget, and the expected benefits may not be fully realized due to associated disruption to customer service operations and personnel.

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

On April 1, 2020, we began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”).  Pursuant to the agreement with Mazda, we currently offer exclusive private label automotive retail, lease, voluntary protection products and dealer financing products and services marketed under the brands Mazda Financial Services and Mazda Protection Products to Mazda customers and dealers in the United States.  The agreement with Mazda is for an initial term of approximately five years.  We are currently leveraging our existing processes and personnel to originate and service the new assets, however, we will continue to evaluate the private label financial services business, which may include partnering with or transitioning the business to our affiliates, some of which are not consolidated with TMCC.

Although we intend to leverage our strengths and capabilities to serve and retain new private label customers, we may encounter additional costs and may fail to realize the anticipated benefits of our private label financial services program. The provision and or servicing of wholesale and retail financing to private label dealers and customers may result in additional credit risk exposure, which if we are unable to appropriately monitor and mitigate may result in an adverse effect on our results of operations and financial condition.  Our private label financial services may also expose us to additional operating risks related to consumer demand for private label vehicles, the profitability and financial condition of private label companies, the level of the private label incentivized retail financing, recalls announced by the private label and the perceived quality, safety or reliability of the private label vehicles, and changes in prices of the private label used vehicles and their effect on residual values of the private label off-lease vehicles and return rates, each of which may adversely affect our business, results of operations and financial condition.

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

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time.  Global economic conditions, including the impact of COVID-19 and other geopolitical factors may directly or indirectly affect such ratings.  Any downgrade in the sovereign credit ratings of the U.S. or Japan may directly or indirectly have a negative effect on the ratings of TMC and TMCC.  Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to the global unsecured debt capital markets.  These factors would have a negative impact on our competitive position, results of operations, liquidity and financial condition.

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

We maintain an allowance for credit losses to cover lifetime expected credit losses as of the balance sheet date resulting from the non-performance of our customers and dealers under their contractual obligations.  The determination of the allowance involves significant assumptions, complex analyses, and management judgment and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information. Actual results may differ from our estimates or assumptions.  For example, we review and analyze external factors, including changes in economic conditions, actual or perceived quality, safety and reliability of Toyota, Lexus, and private label vehicles, unemployment levels, the used vehicle market, and consumer behavior, among other factors.  Internal factors, such as purchase quality mix and operational changes are also considered.  A change in any of these factors would cause a change in estimated lifetime expected credit losses.  As a result, our allowance for credit losses may not be adequate to cover our actual losses.  In addition, changes in accounting rules and related guidance, new information regarding existing portfolios, and other factors, both within and outside of our control, may require changes to the allowance for credit losses.  A material increase in our allowance for credit losses may adversely affect our results of operations and financial condition.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates” for further discussion of the estimates involved in determining the allowance for credit losses and Note 4 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements for further discussion of the methodology used in determining the allowance for credit losses.

Our business and operations make extensive use of quantitative models, estimates and assumptions. If our design, implementation or use of models is flawed or if actual results differ from our estimates or assumptions, our results of operations and financial condition could be materially and adversely affected.

We use quantitative models, estimates and assumptions to price products and services, measure risk, estimate asset and liability values, assess liquidity, manage our balance sheet, and otherwise conduct our business and operations.  If the design, implementation, or use of any of these models is flawed or if actual results differ from our estimates or assumptions, it may adversely affect our results of operations and financial condition.  In addition, to the extent that any inaccurate model outputs are used in reports to regulatory agencies or the public, we could be subjected to supervisory actions, litigation, and other proceedings that may adversely affect our business, results of operations and financial condition.

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

We are exposed to residual value risk on the disposition of leased vehicles if sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception and if the number of returned lease assets is higher than anticipated.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward resulting in additional depreciation expense over the term of the lease contract so that the carrying value at lease-end will approximate the estimated end-of-term market value.  Among other factors, local, regional and national economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of our vehicles, future plans for new Toyota, Lexus, and private label product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and inventory levels, and fuel prices heavily influence used vehicle values and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our results of operations and financial condition, due to the impact of higher-than-anticipated Depreciation on operating leases recorded in our Consolidated Statements of Income.  Actual return volumes may be higher than expected which can be impacted by higher contractual lease-end residual values relative to market values, a higher market supply of certain models of used vehicles, new vehicle incentive programs, and general economic conditions.   The return of a higher number of leased vehicles could also impact the amount of depreciation expense recorded in our Consolidated Statements of Income, which could adversely affect our results of operations and financial condition.

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

The level of credit risk in our retail loan portfolio is influenced primarily by two factors: the total number of contracts that experience default (“default frequency”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes.  The used vehicle market is impacted by the supply of, and demand for, used vehicles, interest rates, inflation, new vehicle incentive programs, the manufacturer’s actual or perceived reputation for quality, safety, and reliability, and the general economic outlook.

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

Uncertainty about the transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates could adversely impact our business and results of operations.

We are exposed to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Further, in July 2018 the FCA announced that LIBOR may cease to be a regulated “benchmark.”  The announcement indicates that the continuation of LIBOR on the current basis (or at all) cannot and will not be guaranteed after 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, announced its intention to continue publication of overnight and one-, three-, six- and 12-month U.S. dollar LIBOR rates through June 30, 2023. However, the United States Federal Reserve and other regulatory agencies issued guidance encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.  On March 5, 2021, the FCA announced that certain LIBOR rates will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of overnight and one-, three-, six- and 12-month U.S. dollar LIBOR rates, immediately after June 30, 2023).  It is impossible to predict the impact of this announcement on LIBOR rates, whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted.

In June 2017, the New York Federal Reserve’s Alternative Reference Rates Committee announced the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to U.S. dollar LIBOR. The composition and characteristics of SOFR are not the same as those of LIBOR.  SOFR is a broad U.S. Treasury repurchase agreement market financing rate that represents overnight secured funding transactions.  This means that SOFR is fundamentally different from LIBOR for two key reasons. First, SOFR is a secured rate, while LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while LIBOR represents interbank funding over different maturities. As a result, there can be no assurance that SOFR or any alternative reference rate will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. For example, since publication of SOFR began on April 3, 2018, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or other market rates.  With limited operating history, it remains unknown whether SOFR will be broadly accepted, whether it will continue to evolve, and what the effects of its implementation may be on the markets for financial instruments.  If SOFR or another rate does not achieve wide acceptance as the alternative to LIBOR, there likely will be disruption to the markets relying on the availability of a broadly accepted reference rate.

To facilitate an orderly transition from LIBOR to alternative reference rates, we have established an initiative led by senior management, with Board and committee oversight.  We are evaluating SOFR and Prime as alternative reference rates, and working to assess and mitigate risks associated with the discontinuation of LIBOR. Even if an alternative reference rate becomes widely accepted, we may continue to be subject to risk on outstanding instruments which rely on LIBOR. For example, if a contract or instrument is not transitioned to a new reference rate and LIBOR ceases to exist, we may experience increased interest rate risk. In addition, we may be dependent on third parties to upgrade their systems, software, and other critical functions to assist in our orderly transition from LIBOR. A failure to properly transition away from LIBOR could expose us to various financial, operational, and regulatory risks, which could have a significant impact on our financial condition and results of operations.

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

Our voluntary protection operations could suffer losses if our reserves are insufficient to absorb actual losses.

Our voluntary protection operations are subject to the risk of loss if our reserves for unearned voluntary protection contract revenues and insurance earned premiums on contracts in force are not sufficient.  Using historical loss experience as a basis for recognizing revenue over the term of the contract or policy may result in the timing of revenue recognition varying materially from the actual loss development.  Our voluntary protection operations are also subject to the risk of loss if our reserves for reported losses, losses incurred but not reported, and loss adjustment expenses are not sufficient.  Because we use estimates in establishing reserves, actual losses may vary from amounts established in earlier periods as a result of changes in frequency and severity.

We are exposed to risk transfer credit risk which could negatively impact our voluntary protection operations.

Risk transfer credit risk is the risk that a reinsurer or other company assuming liabilities relating to our voluntary protection operations will be unable to meet its obligations under the terms of our agreement with them.  Such failure could result in losses to our voluntary protection operations.

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

We rely on our own information systems and third-party information systems to manage our operations, which creates meaningful operational risk for us.  Any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, employee misconduct, catastrophic events, security breaches, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, or other events could disrupt our normal operating procedures, damage our reputation and have an adverse effect on our business, results of operations and financial condition.  These operational risks may be increased as a result of remote work arrangements due to the COVID-19 pandemic.

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

We collect and store certain personal and financial information from customers, employees, and other third parties. Security breaches or cyber-attacks involving our systems or facilities, or the systems or facilities of third-party providers, could expose us to a risk of loss of personal information of customers, employees and third parties or other confidential, proprietary or competitively sensitive information, business interruptions, regulatory scrutiny, actions and penalties, litigation, reputational harm, a loss of confidence, and other financial and non-financial costs, all of which could potentially have an adverse impact on our future business with current and potential customers, results of operations and financial condition.

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

We could also be subjected to cyber-attacks that could result in slow performance and loss or temporary unavailability of our information systems.  Information security risks have increased because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, terrorists, and others.  In addition, we may have increased cyber-security risks and increased vulnerability to security breaches and other information technology disruptions as a result of the COVID-19 pandemic and increased remote work among our colleagues.  We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.  The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our enterprise data practices, including the collection, use, sharing, disposal and security of personal and financial information of our customers, employees, and third-party individuals are subject to increasingly complex, restrictive, and punitive laws and regulations which could adversely affect our business, results of operations and financial condition.

Under these laws and regulations, the failure to maintain compliant data practices could result in consumer complaints, lawsuits and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business.  In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential customers from using our products and services.  For example, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries.  That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information.  For example, some states have enacted and others are considering enacting data protection regimes that grant consumers broad new rights including access to, deletion of, and limiting the sharing of personal information that is collected by businesses and requiring regulated entities to establish measures to identify, manage, secure, track, produce, update and delete personal information.  In some jurisdictions, these laws and regulations provide a private right of action that would allow customers to bring suit directly against us for certain violations of these laws and regulations.  These types of laws and regulations could prohibit or significantly restrict financial services providers such as TMCC from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict TMCC’s use of personal data when developing or offering products or services to customers.  These restrictions could inhibit TMCC’s development or marketing of certain products or services, or increase the costs of offering them to customers.  Because many of these laws and regulations are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement.  In addition, these laws are state specific and have specific details that are not uniform state-to-state.  The cost of compliance with these laws and regulations will be high and is likely to increase in the future.  Any failure or perceived failure to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, significant liabilities or fines, penalties or other sanctions.

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

Consumer Finance Regulation

As a provider of finance and voluntary protection products, we operate in a highly regulated environment. We are subject to state licensing requirements and state, and federal laws and regulations.  In addition, we are subject to governmental and regulatory examinations, information-gathering requests, and investigations from time to time at the state and federal levels.  Compliance with applicable law is costly and can affect our results of operations. Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements.  Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers.  Changes in laws and regulations could restrict our ability to operate our business as currently operated, could impose substantial additional costs or require us to implement new processes, which could adversely affect our business, prospects, financial performance or financial condition.  The failure to comply with applicable laws and regulations could result in significant statutory civil and criminal fines, penalties, monetary damages, attorney or legal fees and costs, restrictions on our ability to operate our business, possible revocation of licenses and damage to our reputation, brand and valued customer relationships. Any such costs, restrictions, revocations or damage could adversely affect our business, prospects, results of operations or financial condition.

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

The CFPB and FTC may investigate the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities.  As a result of such investigations, the CFPB and FTC have announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us or the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material adverse effect on our results of operations, financial condition, and liquidity.  Supervision and investigations by these agencies  may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

Refer to Item 1. Business, “Regulatory Environment” for further discussion of the CFPB’s authority and activities.

At the state level, state regulators are taking a more stringent approach to supervising and regulating financial products and services subject to their jurisdiction.  For example, certain states have proposed rate cap bills that would put limits on the maximum rate of finance charges.  We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.

Other Federal Regulation

Under the Volcker Rule companies affiliated with U.S. insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds.  The activities prohibited by the Volcker Rule are not core activities for us. However, the federal financial regulatory agencies charged with implementing the Volcker Rule could further amend the rule or change their approach to administering, enforcing or interpreting the rule, which could negatively affect us and potentially require us to limit or change our activities or operations.

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

We are exposed to geographic customer concentration risk on our retail, lease, dealer, and voluntary protection products in certain states.  Factors adversely affecting the economies and applicable laws in the states where we have concentration risk could have an adverse effect on our results of operations and financial condition.

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

Additional operations for both finance and voluntary protection products are located in three CSCs and three DSCs.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMNA.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  The Central DSC is located in Plano, Texas.  The Western DSC is located in Chandler, Arizona.  The Eastern DSC is located in Alpharetta, Georgia.  Our dealer lending function is centralized at the Central DSC.  We also have a sales and operations office in Puerto Rico.  All premises are occupied under lease.

While we believe that our properties are suitable to meet the current requirements of our business, over the next two years, we plan to move our three CSCs to be co-located with the regional DSCs to better serve our customers.  Refer to Item 1.  Business, “General” for further discussion of the field operations restructuring.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements - Litigation and Governmental Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSIC, and accordingly, all shares of TMCC’s stock are owned by TFSIC.  There is no market for TMCC's stock.

ITEM 6. SELECTED FINANCIAL DATA

The Company has elected to early adopt the amendment to Item 301 of Regulation S-K and is no longer required to provide the information required by Item 6 of Form 10-K.

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

•	A decline in TMNA or any private label sales volume and the level of TMNA or any private label sponsored subvention, cash, and contractual residual value support incentive programs;
•	Natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus, and private label vehicles and related parts supply;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota, Lexus, and private label vehicles;
•	Changes in consumer behavior;
•	Recalls announced by TMNA or private label companies and the perceived quality of Toyota, Lexus, and any private label vehicles;
•	Availability and cost of financing;
•	Failure or interruption in our operations, including our communications and information systems, or as a result of our failure to retain existing or to attract new key personnel;
•

Increased cost, credit and operating risk exposure, or our failure to realize the anticipated benefits from our private label financial services to third-party automotive and mobility companies, including Mazda;

•	Changes in our credit ratings and those of TMC and changes in our credit support arrangements;
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Flaws in the design, implementation and use of quantitative models and revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value or market prices of our investment securities;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our voluntary protection operations;
•	Changes to existing, or adoption of new, accounting standards;
•	A security breach or a cyber-attack;

•	Failure to maintain compliant enterprise data practices, including the collection, use, sharing, and security of personally identifiable and financial information of our customers and employees;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•	Changes in the economies and applicable laws in the states where we have concentration risk; and
•	Other risks and uncertainties set forth in Part I, Item 1A. Risk Factors.

Forward-looking statements speak only as of the date they are made.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

OVERVIEW

Key Performance Indicators and Factors Affecting Our Business

In our finance operations, we generate revenue, income, and cash flows by providing retail, lease, and dealer financing to dealers and their customers.  We measure the performance of our finance operations using the following metrics: financing volume, market share, Net financing revenues, operating and administrative expense, residual value and credit loss metrics.

In our voluntary protection operations, we generate revenue primarily through marketing, underwriting, and providing claims administration for products that cover certain risks of customers.  We measure the performance of our voluntary protection operations using the following metrics: issued contract volume, average number of contracts in force, loss metrics and investment income.

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota, Lexus, and private label sales volume, new vehicle incentive programs, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including as a result of new legislation or changes in regulation and any compliance costs or changes we may be required to make to our business practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our voluntary protection operations, and our Net financing revenues on consumer and dealer financing volume.  Changes in the volume of vehicle sales, sales of our voluntary protection products, or the level of voluntary protection expenses and insurance losses could materially and adversely impact our voluntary protection operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Our primary competitors are other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, independent voluntary protection product contract providers, online banks, finance companies and, to a lesser extent, other automobile manufacturers’ affiliated finance companies that actively seek to purchase consumer contracts through Toyota, Lexus, and private label dealers.  We strive to achieve the following:

Exceptional Customer Service:  Our relationship with Toyota, Lexus, and private label dealers and their customers offer us a competitive advantage.  We seek to leverage this opportunity by providing exceptional service to the dealers and their customers.  Through our DSCs and CSCs, we work closely with the dealers to improve the quality of service we provide to them.  We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealers and the Toyota, Lexus, and private label brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted toward customer retention, we work closely with TMNA, private label companies, and other third-party distributors to offer special retail, lease, dealer financing, and voluntary protection products.  We also focus on providing a positive customer experience to existing retail, lease, and voluntary protection product customers through our CSCs.

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

Fiscal 2021 Operating Environment

During the fiscal year ending March 31, 2021 (“fiscal 2021”), the U.S. economy continued to be significantly impacted by the global outbreak of COVID-19 and the extraordinary governmental measures intended to slow its spread, including quarantines, government-mandated actions, stay-at-home orders and other restrictions.  The outbreak and curtailments, which began at the end of fiscal year 2020, continued to severely curtail economic activities and resulted in a global economic contraction that negatively impacted our business, and the business of our affiliate, TMNA, and our ultimate parent, TMC, in a number of ways, and adversely impacted certain of our fiscal 2021 financial results.

The historic high levels of unemployment and reduction in household income during a portion of the COVID-19 pandemic has affected some of our customers’ ability to make their scheduled payments.  To provide support to our customers and dealers adversely affected by the pandemic, we took a number of actions during fiscal 2021, including:

•

During the first quarter of fiscal 2021, we offered retail loan payment extensions or lease payment deferrals for up to 120 days to our retail loan and lease customers impacted by COVID-19. For our retail loan customers, interest continued to accrue on the loan, and the loan term was extended by the length of the extension granted.  For our lease customers, the lease term was extended by the length of the deferral granted.  As of the end of June 2020, we resumed our standard retail loan extension and lease payment deferral practices, which includes up to 60 days of loan payment extensions or lease payment deferrals available to customers experiencing financial hardship, including unemployment or reduced earnings, as a result of COVID-19.  We may terminate, or modify the scope, duration and terms of our payment relief programs at any time.

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

The following table summarizes the aging of accounts that have previously been granted payments extensions and deferrals as of March 31, 2021:

	March 31, 2021
	Retail	Lease
Current or paid-in-full	93%	95%
30-59 Days past due	3%	2%
60 or more days past due	1%	1%
Charged-off	3%	2%
Total	100%	100%

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

We continue to experience a higher provision for credit losses on our retail loan portfolio primarily due to an increase in the size of the portfolio and the increase in expected credit losses driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  Refer to “Financial Condition” for further discussion of the COVID-19 pandemic impact on the provision for credit losses.

From March 23, 2020 to May 8, 2020, TMNA suspended production at all of its automobile and components plants in North America at various times due to the increasing social and economic impact of the COVID-19 pandemic and a significant decline in vehicle demand.  Although TMNA and many of its suppliers have resumed production, delays affecting the supply chain or logistics network have impacted and could continue to negatively impact dealer inventory levels, vehicle sales, the sale of our financing and voluntary protection products, dealer profitability and creditworthiness, and our future results of operations.

Our business is dependent upon the sale of Toyota, Lexus, and private label vehicles.  On April 1, 2020, TMCC began providing private label financial services to Mazda which has led to incremental financing volume, which helped offset the decline in sales of Toyota and Lexus vehicles in the first half of fiscal 2021, as compared to the same period in fiscal 2020, as dealers temporarily closed showrooms for a period of time early in the first quarter.  Additionally, dealers have adjusted their operations and consumers have adjusted their behavior in response to restrictions designed to slow the spread of COVID-19 and an unprecedented increase in unemployment claims and a significant decline in consumer spending.  To mitigate these trends, dealers have increased their utilization of online sales channels and we have partnered with TMNA and Mazda, respectively, to offer competitive incentive programs, including 0% financing and/or first payment deferred 90 days on select models.  We will continue to look for opportunities to optimize our financial services operations, including private label financial services.  We are currently leveraging our existing processes and personnel to originate and service the new private label assets, however, we will continue to evaluate the private label financial services business, which may include partnering with or transitioning the business to our affiliates, some of which are not consolidated with TMCC.

Average used vehicle values experienced significant fluctuations in fiscal 2021.  The economic conditions caused by the COVID-19 pandemic resulted in a decrease in used vehicle values early in the first quarter; however, by the end of the first quarter the used vehicle values had increased to be higher than the values at the beginning of the fiscal year, and they continued to increase in the second quarter and remained at the increased values through the remainder of the fiscal year.  Overall, the increase in average used vehicle values during fiscal 2021, as compared to the prior fiscal year was primarily due to the lack of availability of new vehicles as a result of the temporary suspended production of automobiles and components and the delays affecting the supply chain and logistics network.  Declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

During fiscal 2021, capital markets experienced periods of significant volatility as a result of the COVID-19 pandemic.  However, after the first quarter of fiscal 2021, funding conditions were generally stable and credit spreads tightened in response to measures taken to support the economy and corporate credit markets by the Federal Reserve and global central banks.  While our ability to access the capital markets remains intact, the ongoing economic uncertainty caused by the pandemic and regulatory changes could cause further disruptions in the capital markets and increase our funding costs.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.  For additional information, refer to the “Liquidity and Capital Resources” section.

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

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2021	2020	2019
Net income:
Finance operations [1]	$1,606	$684	$593
Voluntary protection operations [1]	411	229	202
Total net income	$2,017	$913	$795

[1]	Refer to Note 14 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance operations and voluntary protection operations.

Fiscal 2021 Compared to Fiscal 2020

Our consolidated net income was $2,017 million in fiscal 2021, compared to $913 million in fiscal 2020.  The increase in net income for fiscal 2021 compared to fiscal 2020 was primarily due to an $888 million decrease in depreciation on operating leases, a $532 million decrease in interest expense, a $164 million decrease in provision for credit losses, an $88 million increase in investment and other income, net, an $86 million decrease in voluntary protection contract expenses and insurance losses, and a $74 million decrease in operating and administrative expense, partially offset by a $521 million increase in provision for income taxes, and a $230 million decrease in total financing revenues.

Our overall capital position, taking into account the payment of a $700 million dividend in March 2021 to TFSIC, increased $1.1 billion, bringing total shareholder’s equity to $15.6 billion at March 31, 2021, as compared to $14.5 billion at March 31, 2020.    The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to decrease opening retained earnings by approximately $218 million, net of taxes, resulting from a pretax increase to our allowance for credit losses on finance receivables of approximately $292 million.  Our debt increased to $109.7 billion at March 31, 2021 from $97.7 billion at March 31, 2020.  Our debt-to-equity ratio increased to 7.0 at March 31, 2021 from 6.7 at March 31, 2020.

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

Our overall capital position increased $0.9 billion, bringing total shareholder’s equity to $14.5 billion at March 31, 2020, as compared to $13.6 billion at March 31, 2019.  Our debt decreased to $97.7 billion at March 31, 2020 from $92.9 billion at March 31, 2019.  As a result, our debt-to-equity ratio decreased to 6.7 at March 31, 2020 from 6.8 at March 31, 2019.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
(Dollars in millions)	2021	2020	2019	2021 to 2020	2020 to 2019
Financing revenues:
Operating lease	$8,481	$8,775	$8,694	(3)%	1%
Retail	2,905	2,558	2,235	14%	14%
Dealer	413	696	711	(41)%	(2)%
Total financing revenues	11,799	12,029	11,640	(2)%	3%
Depreciation on operating leases [1]	5,932	6,820	6,909	(13)%	(1)%
Interest expense	2,302	2,854	2,769	(19)%	3%
Net financing revenues	3,565	2,355	1,962	51%	20%

Investment and other income, net	93	155	188	(40)%	(18)%
Net financing and other revenues	3,658	2,510	2,150	46%	17%

Expenses:
Provision for credit losses [1]	426	590	372	(28)%	59%
Operating and administrative expenses	1,124	1,197	1,038	(6)%	15%
Total expenses	1,550	1,787	1,410	(13)%	27%

Income before income taxes	2,108	723	740	192%	(2)%
Provision for income taxes	502	39	147	1187%	(73)%

Net income from finance operations	$1,606	$684	$593	135%	15%
[1]

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, in conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.  The information for the comparative period continues to be reported within the Provision for credit losses.

Our finance operations reported net income of $1,606 million and $684 million during fiscal 2021 and 2020, respectively.  The increase in net income from finance operations for fiscal 2021 compared to fiscal 2020 was due to an $888 million decrease in depreciation on operating leases, a $552 million decrease in interest expense, a $164 million decrease in provision for credit losses, and a $73 million decrease in operating and administrative expenses, partially offset by a $463 million increase in provision for income taxes, a $230 million decrease in total financing revenues, and a $62 million decrease in investment and other income, net.

Financing Revenues

Total financing revenues decreased 2 percent during fiscal 2021 compared to fiscal 2020 due to the following:

•

Operating lease revenues decreased 3 percent in fiscal 2021 as compared to fiscal 2020, due to lower average outstanding earning asset balances partially offset by higher portfolio yields.  The higher yields were partially offset by our support to lease customers who were adversely affected by the COVID-19 pandemic. We offered lease payment deferrals that extended the lease by the length of the deferral granted, which negatively impacted the lease portfolio yields.

•

Retail financing revenues increased 14 percent in fiscal 2021 as compared to fiscal 2020, due to higher average earning asset balances as well as higher portfolio yields.  As part of our support to retail customers who were adversely affected by the COVID-19 pandemic, we offered payment extensions that extended the loan term by the length of the extension granted.  As interest continues to accrue on the loan, retail portfolio yields were not impacted by payment extensions.

•

Dealer financing revenues decreased 41 percent in fiscal 2021 as compared to fiscal 2020, due to lower portfolio yields as well as lower average outstanding earning asset balances from lower average inventory levels. As part of our support to dealers who were adversely affected by the COVID-19 pandemic, during a portion of the first and second quarters of fiscal 2021 we offered various temporary interest reductions, which resulted in a decrease in dealer portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 5.1 percent for fiscal 2021, compared to 4.6 percent for fiscal 2020.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $5,932 million during fiscal 2021 compared to $6,820 million during fiscal 2020.  Depreciation expense on operating leases decreased during fiscal 2021, as compared to the same period in fiscal 2020, due to lower residual value losses and lower average operating units outstanding.  The lower residual value losses are a result of an increase in average used vehicle values and lower expectations of residual value losses.  The economic conditions caused by the COVID-19 pandemic resulted in higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory as there was a temporary suspension of automobile and component manufacturing and additional delays affecting the supply chain and logistics networks that resulted in an increase in the sale of used vehicles due to their availability.

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, in conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early termination in Depreciation on operating leases.

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

	Years ended March 31,
(Dollars in millions)	2021	2020	2019
Interest expense on debt	$1,954	$2,488	$2,559
Interest expense (income) on derivatives	420	180	(53)
Interest expense on debt and derivatives	2,374	2,668	2,506

Losses (gains) on debt denominated in foreign currencies	1,402	(703)	(1,078)
(Gains) losses on foreign currency swaps	(1,351)	650	1,015
(Gains) losses on U.S. dollar interest rate swaps	(123)	219	304
Total interest expense	$2,302	$2,834	$2,747

During fiscal 2021, total interest expense decreased to $2,302 million from $2,834 million in fiscal 2020. The decrease is attributable to a decrease in interest expense on debt and derivatives combined, and losses on debt denominated in foreign currencies, partially offset by gains on U.S. dollar interest rate swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During fiscal 2021, interest expense on debt and derivatives decreased to $2,374 million from $2,668 million in fiscal 2020, primarily due to decrease in interest expense on our debt portfolio, resulting from decrease in weighted average interest rates, partially offset by an increase in our overall debt portfolio.  Decrease in interest expense on debt was offset by an increase in interest expense on derivatives, which was primarily driven by decrease in interest income on our pay-fixed swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During fiscal 2021, we recorded net losses of $51 million primarily as a result of increases in foreign currency swap rates across the various currencies in which our debt is denominated.  During fiscal 2020, we recorded net gains of $53 million, primarily as a result of decreases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps.  During fiscal 2021, we recorded gains of $123 million, as gains on our pay-fixed swaps exceeded losses on our pay-float swaps, primarily as a result of increases in U.S. dollar swap rates.  During fiscal 2020, we recorded losses of $219 million, as losses on our higher notional, shorter-term pay-fixed swaps exceeded the gains on our longer-term pay-float swaps, primarily as a result of decreases in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $93 million for fiscal 2021, compared to $155 million for fiscal 2020.  The decrease in investment and other income, net for fiscal 2021 compared to fiscal 2020 was primarily due to a decrease in interest income attributable to a decrease in interest rates.

Provision for Credit Losses

We recorded a provision for credit losses of $426 million for fiscal 2021, compared to $590 million for fiscal 2020.  The sharp decline in economic conditions in the fourth quarter of fiscal 2020 due to the COVID-19 pandemic resulted in a significant increase in probable credit losses on both our consumer and dealer portfolios for which $264 million additional provision for credit losses was recorded in fiscal 2020.

In fiscal 2021, additional expected credit losses for our retail loans were driven by a further decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in stay-at-home orders, increased unemployment, and decreased consumer spending.  By the fourth quarter of fiscal 2021, the expected economic outlook had improved from the first half of the fiscal year, but the impact on the provision for credit losses was offset by the growth of our retail portfolio and our adoption of ASU 2016-13 in fiscal 2021, which replaced the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance lending commitments. The additional amount of provision for credit losses on our retail portfolio were partially offset by lower provision for credit losses on our dealer portfolio as a result of improved dealer financial performance.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1,124 million during fiscal 2021 compared to $1,197 million during fiscal 2020.  The decrease in operating and administrative expenses for fiscal 2021, compared to fiscal 2020, was due to a decrease in marketing and general operating expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Years ended March 31,			Percentage change
	2021	2020	2019	2021 to 2020	2020 to 2019
Contracts (units in thousands)
Issued	2,604	2,593	2,475	-%	5%
Average in force	9,525	9,301	8,886	2%	5%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$956	$933	$904	2%	3%
Investment and other income, net	317	187	126	70%	48%
Revenues from voluntary protection operations	1,273	1,120	1,030	14%	9%

Expenses:
Voluntary protection contract expenses and insurance losses	369	455	446	(19)%	2%
Operating and administrative expenses	363	364	347	-%	5%
Total expenses	732	819	793	(11)%	3%

Income before income taxes	541	301	237	80%	27%
Provision for income taxes	130	72	35	81%	106%

Net income from voluntary protection operations	$411	$229	$202	79%	13%

Our voluntary protection operations reported net income of $411 million for fiscal 2021 compared to $229 million for fiscal 2020.  The increase in net income from voluntary protection operations for fiscal 2021 compared to fiscal 2020 was primarily due to a $130 million increase in investment and other income, net, and a $86 million decrease in voluntary protection contract expenses and insurance losses, partially offset by a $58 million increase in provision for income taxes.

Contracts issued were relatively consistent during fiscal 2021 compared to fiscal 2020. The average number of contracts in force increased 2 percent during fiscal 2021 compared to fiscal 2020, due to net growth in the voluntary protection portfolio in recent years, most notably in guaranteed auto protection contracts and tire and wheel protection contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $956 million for fiscal 2021 compared to $933 million for fiscal 2020.  Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level, age, and mix of in force contracts.  Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims.  The increase in voluntary protection contract revenues and insurance earned premiums in fiscal 2021 compared to fiscal 2020 was primarily due to an increase in our average in force contracts resulting from voluntary protection portfolio growth from prior years.

Investment and Other Income, Net

Our voluntary protection operations reported investment and other income, net of $317 million for fiscal 2021 compared to $187 million for fiscal 2020.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity investments, and credit loss expense on available-for-sale debt securities, if any.  The increase in investment and other income, net in fiscal 2021, compared to fiscal 2020, was primarily due to higher gains from the changes in fair value on our equity investments, an increase in dividend income, and higher gains from sales of investments in marketable securities, partially offset by a decrease in interest income from intercompany loans and our investments in marketable securities portfolio.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $369 million for fiscal 2021 compared to $455 million for fiscal 2020.  Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations.  Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.   The decrease in voluntary protection contract expenses and insurance losses in fiscal 2021 compared to fiscal 2020 was primarily due to a decrease in losses in our guaranteed auto protection contracts, prepaid maintenance contracts, and vehicle services contracts.  The decrease in our guaranteed auto protection contract losses and vehicle services contracts losses in fiscal 2021, compared to fiscal 2020, was primarily due to a decrease in frequency of claims.  The decrease in our prepaid maintenance contract losses in fiscal 2021 compared to fiscal 2020 was due to a decrease in both frequency and severity of claims.  Our voluntary protection contract expenses and insurance losses have also been impacted by lower claims as a result of changes in consumer driving patterns caused by the COVID-19 pandemic, including restrictions and other changes in behavior.

Operating and Administrative Expenses

Our voluntary protection operations reported relatively consistent operating and administrative expenses at $363 million for fiscal 2021 compared to $364 million for fiscal 2020.

Provision for Income Taxes

We recorded a provision for income taxes of $632 million for fiscal 2021, compared to $111 million for fiscal 2020.  Our effective tax rate for fiscal 2021 and fiscal 2020 was 24 percent and 11 percent, respectively.  The increase in the provision for income taxes for fiscal 2021, compared to fiscal 2020, is due to an increase in income before income taxes and a change in our effective tax rate.  The change in our effective tax rate for fiscal 2021, compared to fiscal 2020, is due to the recognition of benefits in fiscal 2020 attributable to a favorable rate differential resulting from carrying back fiscal 2019 federal net operating loss to an earlier tax year under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, state tax law changes, and a one-time tax benefit from the federal tax credit for fuel cell vehicles which was extended in December 2019 and applied retroactively.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
(units in thousands):	2021	2020	2019	2021 to 2020	2020 to 2019
Vehicle financing volume [1]:
New retail contracts	748	630	567	19%	11%
Used retail contracts	482	337	263	43%	28%
Lease contracts	498	470	498	6%	(6)%
Total	1,728	1,437	1,328	20%	8%

TMNA subvened vehicle financing volume [2]:
New retail contracts	300	201	316	49%	(36)%
Used retail contracts	61	48	35	27%	37%
Lease contracts	364	426	471	(15)%	(10)%
Total	725	675	822	7%	(18)%

Market share of TMNA sales [3]:	61.8%	63.4%	59.8%

[1]

Total financing volume was comprised of approximately 66 percent Toyota, 15 percent Lexus, 13 percent Mazda, and 6 percent non-Toyota/Lexus/Mazda for fiscal 2021.  Total financing volume was comprised of approximately 79 percent Toyota, 17 percent Lexus, and 4 percent non-Toyota/Lexus for fiscal 2020.  Total financing volume was comprised of approximately 80 percent Toyota, 17 percent Lexus and 3 percent non-Toyota/Lexus for fiscal 2019.

[2]	TMNA subvened volume units are included in the total vehicle financing. Units exclude third-party subvened units.
[3]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs, sales of a private Toyota distributor and private label vehicles financed.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota, Lexus, and private label dealers, is substantially dependent upon TMNA and private label sales volume, the level of TMNA, private label, and third-party sponsored subvention and other incentive programs, as well as TMCC competitive rate and other incentive programs.

Our financing volume increased 20 percent in fiscal 2021, compared to fiscal 2020, primarily due to the incremental retail and lease vehicle financing volume we gained from the launch of our private label financial services to Mazda on April 1, 2020 and an increase in used retail contracts.  The increase in used retail contract volume was driven by the relative availability of used vehicles as there has been a decrease of new vehicle inventory due to temporary suspensions of automobile and component manufacturing and delays affecting the supply chain and logistics networks.

Industry-wide vehicle sales and sales incentives in the U.S. experienced a significant decline for the first half of fiscal 2021 as dealers temporarily closed showrooms and adjusted their operations, and consumers adjusted their behavior in response to restrictions designed to slow the spread of COVID-19, an unprecedented level of unemployment claims and a significant decline in consumer spending.  To mitigate the impact caused by the decline in economic conditions, we have partnered with TMNA and Mazda, respectively, to offer competitive incentive and subvention programs, including 0% financing and/or first payment deferred 90 days on select models.  In the second half of fiscal 2021, industry-wide vehicle sales improved to near pre-COVID-19 levels.

Despite higher levels of subvention on new and used retail contracts, our market share of TMNA sales decreased approximately 2 percentage points for fiscal 2021, compared to the same period in fiscal 2020, due to increased competition from financial institutions.

The composition of our net earning assets is summarized below:

	Years Ended March 31,			Percentage change
(Dollars in millions)	2021	2020	2019	2021 to 2020	2020 to 2019
Net Earning Assets
Finance receivables, net
Retail finance receivables, net [2]	$65,653	$56,364	$53,016	16%	6%
Dealer financing, net [1,2]	13,539	17,632	17,501	(23)%	1%
Total finance receivables, net [2]	79,192	73,996	70,517	7%	5%
Investments in operating leases, net	37,091	36,387	37,927	2%	(4)%
Net earning assets	$116,283	$110,383	$108,444	5%	2%

Average original contract term in months
Lease contracts [3]	37	36	37
Retail contracts [4]	68	69	67

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers [1]	1,002	953	966	5%	(1)%
Dealers outside of the Toyota/Lexus/private label dealer network	395	371	362	6%	2%
Total number of dealers receiving wholesale financing	1,397	1,324	1,328	6%	-%

Dealer inventory outstanding (units in thousands)	185	294	309	(37)%	(5)%
[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[2]

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, in conjunction with the adoption of ASU 2016-13, we changed the presentation of accrued interest in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  The information for the comparative period continues to be reported within Finance receivables, net.

[3]	Lease contract terms range from 24 months to 60 months.
[4]	Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 19 percent during fiscal 2021, compared to fiscal 2020, due to the incremental new vehicle financing volume we gained from the launch of private label financial services and the increased level of incentive and subvention programs.  Our used retail contracts increased by 43 percent during fiscal 2021, compared to the same period in fiscal 2020, due to an increased level of incentive and subvention programs in fiscal 2021 as well as the incremental used retail contract volume from the launch of private label financial services.  In addition, the increase in used retail contract volume was driven by the relative availability of used vehicles as there has been a decrease of new vehicle inventory due to temporary suspensions of automobile and component manufacturing and delays affecting the supply chain and logistics networks.

Our retail finance receivables, net increased 16 percent at March 31, 2021 as compared to March 31, 2020 due to an increase in the volume financed, including the incremental volume from the launch of private label financial services, as well as an increase in the amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 6 percent during fiscal 2021, compared to fiscal 2020, primarily due to the incremental lease contract volume from the launch of private label financial services, partially offset by lower levels of subvention.  Our investments in operating leases, net, increased 2 percent at March 31, 2021 as compared to March 31, 2020, due to increased vehicle values, including the additional investment in operating leases from our private label financial services.

Dealer Financing and Earning Assets

Dealer financing, net decreased 23 percent at March 31, 2021, as compared to March 31, 2020, primarily due to a decrease in dealer inventory and related financing.  The temporary suspension of automobile manufacturing as a result of the COVID-19 pandemic and delays in the supply chain and logistics networks has resulted in a temporary decrease in dealer new vehicle inventory levels.

Residual Value Risk

We are exposed to risk on the disposition of leased vehicles that are not purchased by lessees, dealers, or third-parties at contractual residual value to the extent that sales proceeds realized upon the sale of returned lease vehicles are not sufficient to cover the contractual residual value that was estimated at lease inception.

Factors Affecting Exposure to Residual Value Risk

Residual value represents an estimate of the end-of-term market value of a leased vehicle.  The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected end-of-term market values, and the resulting impact on depreciation expense and lease return rates.  Higher average operating lease units outstanding and the resulting increase in future maturities, a higher supply of used vehicles, as well as further deterioration in actual and expected used vehicle values for Toyota, Lexus, and private label vehicles could unfavorably impact return rates, residual values, and depreciation expense.  The evaluation of these factors involves significant assumptions, complex analyses, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in the determination of accumulated depreciation on investments in operating leases.

Residual Values at Lease Inception

Residual values of lease vehicles are estimated at lease inception by examining external industry data, the anticipated Toyota, Lexus, and private label product pipeline and our own experience.  Factors considered in this evaluation include, macroeconomic forecasts, historical portfolio trends, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix and level of used vehicle supply, current and projected used vehicle values, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, and fuel prices.  We use various channels to sell vehicles returned at lease-end.  Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing – Remarketing” for additional information on remarketing.

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

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2021, 2020, and 2019 and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes scheduled maturities on our operating lease portfolio and off-lease vehicles sold at lease termination, excluding leased vehicles purchased by lessees or dealers at contractual residual value prior to an authorized dealer securing the vehicle:

	Years ended March 31,			Percentage Change
				2021 to	2020 to
(Units in thousands)	2021	2020	2019	2020	2019
Scheduled maturities	511	562	578	(9)%	(3)%

Vehicles sold through:
Dealer Direct program
Grounding dealer	110	119	114	(8)%	4%
Dealer Direct online program	31	60	57	(48)%	5%
Physical auction	74	137	137	(46)%	-%
Total vehicles sold at lease termination	215	316	308	(32)%	3%

Scheduled maturities decreased 9 percent in fiscal 2021 compared to fiscal 2020, primarily due to lower operating lease units outstanding.  Total vehicles sold at lease termination decreased 32 percent in fiscal 2021, compared to fiscal 2020, due to lower units being processed through the dealer direct program and physical auction.  Higher average used vehicle values during fiscal 2021 resulted in an increase of off-lease vehicles purchased by lessees and dealers at contractual residual value prior to an authorized dealer securing the vehicle.  Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing - Remarketing” for additional information on disposal of lease vehicles.

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

As discussed in Note 1 – Basis of Presentation and Significant Accounting Polices, in conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.  The information for the comparative period continues to be reported within the provision for credit losses.

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years ended March 31,			Percentage Change
	2021	2020	2019	2021 to 2020	2020 to 2019
Depreciation on operating leases (dollars in millions)	$5,932	$6,820	$6,909	(13)%	(1)%
Average operating lease units outstanding (in thousands)	1,336	1,400	1,473	(5)%	(5)%

We recorded depreciation expense on operating leases of $5,932 million for fiscal 2021, compared to $6,820 million for fiscal 2020, due to lower residual value losses and lower average operating units outstanding.  The lower residual value losses are a result of an increase in average used vehicle values and lower expectations of residual value losses.  The economic conditions caused by the COVID-19 pandemic resulted in higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory as there was temporary suspensions of automobile and component manufacturing and additional delays affecting the supply chain and logistics networks that resulted in an increase in the sale of used vehicles due to their availability.

To provide support to our customers, we offered lease payment deferrals up to 120 days to customers impacted by the COVID-19 pandemic in the first half of the fiscal year.  The lease payment deferrals we granted to our customers resulted in incremental depreciation on operating leases, as the additional months for the deferral period have resulted in a decrease in the expected end-of-market values of our investments in operating leases; however, the impact is not significant.

Credit Risk

We are exposed to credit risk on our retail loans and dealer portfolios.  Credit risk on our finance receivables is the risk of loss arising from the failure of consumers or dealers to make contractual payments.  The level of credit risk on our retail loan portfolio is influenced by two factors: default frequency and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, and operational changes.

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

Factors Affecting Retail Loan Portfolio Credit Risk

Economic Factors

General economic conditions such as changes in unemployment rates, housing values, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, inflation, household disposable income, US Government stimulus and relief programs, and unforeseen events such as natural disasters, severe weather or health epidemics, among other factors, can influence both default frequency and loss severity.

Used Vehicle Market

Changes in used vehicle values directly affect the proceeds from sales of repossessed vehicles, and accordingly, the level of loss severity we experience.  The supply of, and demand for, used vehicles, interest rates, inflation, new vehicle inventory, the level of manufacturer incentive programs on new vehicles, the manufacturer’s actual or perceived reputation for quality, safety, or reliability, and general economic outlook are some of the factors affecting the used vehicle market.

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

The average original contract term of retail loan contracts influences credit losses.  Longer term contracts generally experience a higher rate of default and thus affect default frequency.  In addition, the carrying values of vehicles under longer term contracts decline at a slower rate, resulting in a longer period during which we may be subject to used vehicle market volatility, which may in turn lead to increased loss severity.

The types and models of the vehicles in our retail loan portfolio has an effect on loss severity.  Vehicle product mix can be influenced by factors such as customer preferences, fuel efficiency and fuel prices.  These factors impact the demand for and values of used vehicles and consequently, loss severity.

Operational Changes

Operational changes and ongoing implementation of new information and transaction systems and improved methods of consumer evaluation are designed to have a positive effect on the credit risk profile of our retail loan portfolio.  Customer service improvements in the management of delinquencies and credit losses increase operational efficiency and effectiveness. We remain focused on our service operations and credit loss mitigation methods.  We are exposed to operational risk related to potential changes in the regulatory landscape which may limit our ability to conduct pre and post charge-off collections activity.

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

We assign risk classifications to each of our dealers and dealer groups based on their financial condition, the strength of the collateral, and other quantitative and qualitative factors including input from our field personnel.  Our monitoring processes of the dealers and dealer groups are based on these risk classifications.  We periodically update the risk classifications based on changes in financial condition.  As part of our monitoring processes, we require dealers to submit periodic financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor the timeliness of dealer inventory financing payoffs in accordance with the agreed-upon terms in order to identify possible risks.  We continue to enhance our risk management processes to mitigate dealer portfolio risk and to focus on higher risk dealers through enhanced risk governance, inventory audits, and credit watch processes.  Where appropriate, we increase the frequency of our audits and examine more closely the financial condition of the dealer or dealer group.  We continue to be diligent in underwriting dealers and have conducted targeted personnel training to address dealer credit risk.

Additionally, TMNA and other manufacturers may be obligated by applicable law, or under agreements with us, to repurchase or to reassign new vehicle inventory we financed that meets certain mileage and model year parameters, curtailing our risk.  We also provide other types of financing to certain Toyota and Lexus dealers and other third parties at the request of TMNA or private Toyota distributors, and the credit risk associated with such financing is mitigated by guarantees from TMNA or the applicable private distributors.

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

The following table provides information related to our origination experience:

	Years Ended March 31,
	2021	2020	2019
Average consumer portfolio origination FICO score	744	754	750
Average retail loan origination term (months) [1]	68	69	67
[1]	Retail loan origination greater than or equal to 78 months was 8%, 7%, 5% as of March 31, 2021, 2020, and 2019, respectively.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Refer to Part I. Item 1. Business “Finance Operations” for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	Years ended March 31,
	2021	2020	2019
Net charge-offs as a percentage of average finance receivables [4,5]	0.29%	0.44%	0.39%

Default frequency as a percentage of outstanding finance receivables contracts [5]	0.90%	1.09%	1.17%

Average finance receivables loss severity per unit [1,5]	$10,035	$9,555	$9,301

Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [2,3,4]
Finance receivables	0.27%	0.41%	0.34%
Operating leases	0.20%	0.34%	0.27%

[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
[4]

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements, in conjunction with the adoption of ASU 2016-13, we changed the presentation of accrued interest from Finance receivables, net to Other assets.  Accordingly, accrued interest is excluded from average finance receivables with effect from April 1, 2020.  The information for the comparative period continues to be reported for that period.

[5]

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements, in conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  Accordingly, with effect from April 1, 2020, early termination expenses related to operating leases are excluded from the net charge-off ratio, default frequency ratio and average loss per unit.

Management considers historical credit loss information when assessing the allowance for credit losses.  Historical credit losses are primarily driven by two factors: default frequency and loss severity.  Net charge-offs as a percentage of average finance receivables decreased to 0.29 percent at March 31, 2021 from 0.44 percent at March 31, 2020 and default frequency as a percentage of outstanding finance receivables contracts decreased to 0.90 percent for fiscal 2021 compared to 1.09 percent for fiscal 2020, due to the payment extension programs offered to our customers impacted by COVID-19 as well as  influenced by government stimulus and other external programs.  Our average finance receivables loss severity per unit for fiscal 2021 increased to $10,035 from $9,555 in fiscal 2020 primarily due to higher average amounts financed as a result of types of vehicles financed.

Our aggregate balances for accounts 60 or more days past due on finance receivables decreased to 0.27 percent for fiscal 2021 compared to 0.41 percent for fiscal 2020 and aggregate balances for accounts 60 or more days past due on operating leases decreased to 0.20 percent at March 31, 2021, compared to 0.34 percent at March 31, 2020.  The decreases are as a result of the retail payment extension and lease deferral programs offered to our customers and dealers impacted by COVID-19, as well as influenced by government stimulus and other external programs.  In addition, during fiscal 2020, we implemented new strategies in an effort to optimize insurance collections that required additional time and effort to analyze and process vehicle total loss accounts.  Implementation of the new strategies temporarily increased our delinquency rates and impacted our default frequency and average loss severity.

If the negative economic conditions caused by the COVID-19 pandemic continue, delinquencies and charge-offs could increase.

Allowance for Credit Losses

Upon adoption of ASU 2016-13 on April 1, 2020, the allowance for credit losses is measured by a new impairment model that reflects lifetime expected losses, which replaced the incurred loss impairment method.

The allowance for credit losses for our retail loan portfolio is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, contract term, and other relevant factors.  We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency, and other credit quality indicators.  Other credit quality indicators include loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or private label), and contract term.  Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity, and other contract structure variables.  Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable.  The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios.  The loan lifetime is regarded by management as the reasonable and supportable period.  We use macroeconomic forecasts from a third party and update such forecasts quarterly.  On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Years ended March 31,
(Dollars in millions)	2021	2020	2019
Allowance for credit losses at beginning of period	$727	$499	$463
Adoption of ASU 2016-13 [1]	292	-	-
Charge-offs	(287)	(370)	(330)
Recoveries	57	50	50
Provision for credit losses	426	548	316
Allowance for credit losses at end of period [2]	$1,215	$727	$499

[1]

Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020.  See Note 1 – Basis of Presentation and Significant Accounting Polices of the Notes of the Consolidated Financial Statements for additional information.

[2]

Ending balance as of March 31, 2021 includes allowance for credit losses related to off-balance-sheet commitments of $37 million, which is included in Other liabilities in the Consolidated Balance Sheet.

	Years ended March 31,
	2021	2020	2019
Allowance for credit losses as a percentage of finance receivables [1,2]	1.47%	0.97%	0.70%

[1]

Ending balance as of March 31, 2021 excludes allowance for credit losses related to off-balance-sheet commitments of $37 million, which is included in Other liabilities in the Consolidated Balance Sheet.

[2]

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements, in conjunction with the adoption of ASU 2016-13, we changed the presentation of accrued interest from Finance receivables, net to Other assets.  Accordingly, accrued interest is excluded from average finance receivables with effect from April 1, 2020.  The information for the comparative period continues to be reported for that period.

Our allowance for credit losses increased from $727 million at March 31, 2020 to $1,215 million at March 31, 2021 and the allowance for credit losses as a percentage of finance receivables increased to 1.47 percent in fiscal 2021 from 0.97 percent in fiscal 2020.  The increase is reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13, and an increase of $196 million primarily due to the increase in expected credit losses for our retail loan portfolio driven by an increase in the size of the portfolio and a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders and increased unemployment.  By the fourth quarter of fiscal 2021 the expected economic outlook had improved from the first half of the year, but this impact was offset by the growth of our retail loan portfolio. In addition to the initial adoption impact, ASU 2016-13 has led to an increase in the provision for credit losses with the growth of our retail loan portfolio as this standard replaces the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitments.

Future changes in the economy that impact the consumer confidence such as increasing interest rates and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in further increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth.  For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $9.2 billion to $25.4 billion with an average balance of $15.2 billion during fiscal 2021.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with TMS, which as of March 31, 2021 had no outstanding amount and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	March 31, 2021			March 31, 2020
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,027	$17,021	0.20%	$27,040	$26,968	1.85%
U.S. medium term note ("MTN") program	44,294	44,149	1.64%	33,658	33,527	2.44%
Euro medium term note ("EMTN") program	16,262	16,173	1.57%	17,074	16,974	1.69%
Other debt	8,176	8,170	1.33%	5,705	5,703	2.06%
Total Unsecured notes and loans payable	85,759	85,513	1.31%	83,477	83,172	2.07%
Secured notes and loans payable	24,256	24,212	1.29%	14,597	14,568	2.13%
Total debt	$110,015	$109,725	1.31%	$98,074	$97,740	2.08%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2020	$27,040	$33,658	$17,074	$5,705	$83,477
Issuances	-	22,276	1,752	5,522	29,550
Maturities and terminations	(10,013)	(11,640)	(3,966)	(3,110)	(28,729)
Non-cash changes in foreign currency rates	-	-	1,402	59	1,461
Balance at March 31, 2021	$17,027	$44,294	$16,262	$8,176	$85,759
Issuances during the one month ended April 30, 2021	$4,595	$2,500	$-	$555	$7,650

[1]	Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.8 billion to $28.4 billion during fiscal 2021, with an average outstanding balance of $22.1 billion.  Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

MTN program

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors.  We currently qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending January 2024.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge and cross-default provisions.  We are currently in compliance with these covenants.

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2020, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €17.5 billion was available for issuance at April 30, 2021.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2020	$14,597
Issuances	21,672
Maturities and terminations	(12,013)
Balance at March 31, 2021	$24,256
Issuances during the one month ended April 30, 2021	$2,188

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

Securitized Assets and the related debt remain on our Consolidated Balance Sheets.  We recognize financing revenue on the Securitized Assets.  We also recognize interest expense on the secured notes and loans payable issued by the special purpose entities and maintain an allowance for credit losses on the Securitized Assets to cover estimated lifetime expected credit losses using a methodology consistent with that used for our non-securitized asset portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

We periodically enter into term securitization transactions whereby we agree to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of these “green” securitization transactions have been consistent with the terms of our other similar transactions except that the proceeds we receive are included in Restricted cash and cash equivalents in our Consolidated Balance Sheets, when applicable.

Our secured notes also include a revolving asset-backed securitization program, backed by a revolving pool of finance receivables and cash collateral. Cash flows from these receivables during the revolving period in excess of what is needed to pay certain expenses of the securitization trust and contractual interest payments on the related secured notes may be used to purchase additional receivables, provided that certain conditions are met following the purchase.  The secured notes feature a scheduled revolving period, with the ability to repay the secured notes in full, after which an amortization period begins. The revolving period may also end with the amortization period beginning upon the occurrence of certain events that include certain segregated account balances falling below their required levels, credit losses or delinquencies on the pool of assets supporting the secured notes exceeding specified levels, the adjusted pool balance falling to less than 50% of the initial principal amount of the secured notes, or interest not being paid on the secured notes.

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2021 and 2020, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities as described below:

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2020, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), a wholly-owned subsidiary, and other Toyota affiliates re-entered into a $5.0 billion 364 day syndicated bank credit facility expiring in fiscal 2022.  In November 2019, TMCC, TCPR, and other Toyota affiliates re-entered into a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2023 and 2025, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2021 and 2020. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

In July 2020, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $6.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  This revolving facility allows us to obtain term funding and, with the consent of the committed lenders, may be renewed on an annual basis.  Any utilized portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of March 31, 2021, $3.2 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2021, TMCC had committed bank credit facilities totaling $4.4 billion, of which $2.3 billion, $1.8 billion, and $300 million mature in fiscal 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2021 and 2020.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with TMS.  This credit facility was drawn upon in fiscal 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, and on July 30, 2020, we voluntarily repaid the draw and accrued interest in full.  The amount was recorded in Other liabilities on our Consolidated Balance Sheet and funds were used for general corporate purposes.  In April 2021, TMCC re-entered into a $5.0 billion three year revolving credit facility with TMS expiring in fiscal 2025.

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
•

cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to $90,318 at March 31, 2021; and

•

make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2021, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  We had no hedge accounting derivatives as of March 31, 2021 and 2020, respectively.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities in our Consolidated Balance Sheets:

	March 31,	March 31,
(Dollars in millions)	2021	2020
Gross derivatives assets, net of credit valuation adjustment	$1,356	$1,437
Less: Counterparty netting	(840)	(966)
Less: Collateral held	(462)	(420)
Derivative assets, net	$54	$51

Gross derivative liabilities, net of credit valuation adjustment	$1,385	$3,116
Less: Counterparty netting	(840)	(966)
Less: Collateral posted	(544)	(2,105)
Derivative liabilities, net	$1	$45

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2021, we held excess collateral of $29 million which we did not use to offset derivative assets, and we posted excess collateral of $10 million which we did not use to offset derivative liabilities.  As of March 31, 2020, we held excess collateral of $10 million which we did not use to offset derivative assets, and we posted excess collateral of $1 million which we did not use to offset derivative liabilities.

LIBOR TRANSITION

In July 2017, the FCA, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.  In November 2020, ICE Benchmark Administration, the administrator of LIBOR, announced its intention to continue publication of overnight and one-, three-, six- and 12- month U.S. dollar LIBOR rates through June 30, 2023.  However, the United States Federal Reserve and other regulatory agencies issued guidance encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.  On March 5, 2021, the FCA announced that certain LIBOR rates will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of overnight and one-, three-, six- and 12-month U.S. dollar LIBOR rates, immediately after June 30, 2023).  We are exposed to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.  To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we have established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs.  Our efforts under this initiative include monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.  For example, we are evaluating SOFR and Prime, among other alternatives and actions, as potential ARRs to LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.  Although we have issued SOFR-linked debt, at this time it is not possible to predict whether SOFR will be the primary, or sole, LIBOR replacement index.

We are also continuously assessing how the expected discontinuation of LIBOR will impact accounting and financial reporting.  For example, on April 1, 2021, we adopted ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as further discussed in Note 1 to the Consolidated Financial Statements.

Refer to Part I, Item 1A. Risk Factors – “Uncertainty about the transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates could adversely impact our business and results of operations” for further discussion.

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

Indemnification

Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2021, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2021 and 2020, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have certain obligations to make future payments under contracts and commitments.  Aggregate contractual obligations and commitments in existence at March 31, 2021 are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	2022	2023	2024	2025	2026	Thereafter
Debt [1]	$110,069	$52,205	$23,671	$11,176	$6,210	$9,327	$7,480
Estimated interest payments for debt [2]	3,718	1,229	834	524	373	251	507
Estimated net payments (receipts) under interest rate swap agreements [2]	(558)	194	(53)	(158)	(127)	(95)	(319)
Premises occupied under lease	141	26	18	16	13	12	56
Purchase obligations [3]	58	23	18	17	-	-	-
Total	$113,428	$53,677	$24,488	$11,575	$6,469	$9,495	$7,724

[1]

Debt reflects the remaining principal obligation.  Our foreign currency debt is stated in U.S. dollars at amounts representing our contractual obligations under the foreign currency swaps that are used to hedge the corresponding debt.  Debt excludes unamortized premium/discount of $99 million and debt issuance costs of $191 million, net of foreign currency adjustments of $54 million.

[2]	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2021.
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

As a result of the April 1, 2020 adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the incurred loss impairment method was replaced with a new impairment model that reflects lifetime expected losses.  In conjunction with this adoption, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.  Refer to Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information.

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

Sensitivity Analysis

At March 31, 2021, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation expense by approximately $96 million.  If the forecasted end-of-term market value of a leased vehicle is less than the contractual residual value, additional depreciation expense is recorded.

At March 31, 2021, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation expense by approximately $15 million.  Adjustments are made on a straight-line basis over the remaining terms of the leases and are included in Investment in operating leases, net in our Consolidated Balance Sheets and in Depreciation on operating leases in our Consolidated Statements of Income.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover lifetime expected credit losses as of the balance sheet date on our earning assets resulting from the failure of customers or dealers to make required payments.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “retail loan” and “dealer”.  Our retail loan portfolio consists, for accounting purposes, of our retail loan portfolio segment which is characterized by smaller contract balances than our dealer portfolio.  Our dealer portfolio consists, for accounting purposes, of our dealer products portfolio segment.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether allowances are considered adequate to cover lifetime expected credit losses as of the balance sheet date.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 4 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements.

Retail Loan Portfolio

The level of credit risk for the retail loan portfolio is influenced by various factors such as economic conditions, the used vehicle market, credit quality, contract structure, and collection strategies and practices.  The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, contract term, and other relevant factors.  We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.  Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency, and other credit quality indicators such as loan-to-value ratio, book payment to income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or private label), and contract term.  Loss given default models forecast the extent of losses given that a default has occurred and considers variables such as collateral, trends in recoveries, historical loss severity, and other contract structure variables.  Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable.  The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios.  The loan lifetime is regarded by management as the reasonable and supportable period.  We use macroeconomic forecasts from a third party and update such forecasts quarterly.  On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The majority of our credit losses are related to our retail loan portfolio.  Holding other estimates constant, a 10 percent increase or decrease in the assumptions used to derive probability of default and loss given default would have resulted in a change in the allowance for credit losses of $108 million as of March 31, 2021.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100 basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the “-100bp” scenario for both March 31, 2021 and 2020.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2021	$(24.9)	$7.6
March 31, 2020	$(11.0)	$44.1

Our net interest cash flow sensitivity results from the “+100bp” scenario show a slightly liability-sensitive position on March 31, 2021 and on March 31, 2020.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement strategies to protect our net interest margins from the potential negative effects of changes in interest rates.

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

All of our derivative counterparties to which we had credit exposure at March 31, 2021 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements permit multiple transactions to be cancelled and settled with a single net balance paid to either party in the event of default or other termination event outside the normal course of business, such as a ratings downgrade of either party to the contract.  These ISDA Master Agreements also contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2021, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our investments in marketable securities distribution by credit rating as of:

	March 31, 2021
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$217	$211	$211	$-	$-	$-	$-
Municipal debt securities	8	10	2	7	1	-	-
Certificates of deposit	-	-	-	-	-	-	-
Commercial paper	196	196	-	-	196	-	-
Corporate debt securities	177	187	-	8	61	118	-
Mortgage-backed securities	79	80	42	13	11	3	11
Asset-backed securities	49	52	9	7	19	10	7
Total available-for-sale debt securities:	$726	$736	$264	$35	$288	$131	$18
Fixed income mutual funds		$3,201	$-	$1,409	$1,048	$723	$21
Total		$3,937	$264	$1,444	$1,336	$854	$39

	March 31, 2020
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$160	$176	$176	$-	$-	$-	$-
Municipal debt securities	9	11	2	8	1	-	-
Certificates of deposit	250	249	-	-	249	-	-
Commercial paper	604	601	-	-	601	-	-
Corporate debt securities	188	197	-	16	112	66	3
Mortgage-backed securities	95	95	59	12	10	3	11
Asset-backed securities	75	72	13	5	33	12	9
Total available-for-sale debt securities:	$1,381	$1,401	$250	$41	$1,006	$81	$23
Fixed income mutual funds		$2,419	$194	$855	$796	$574	$-
Total		$3,820	$444	$896	$1,802	$655	$23

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

We utilize the Value at Risk (“VaR”) methodology to simulate the potential loss in fair value of our investment portfolio due to adverse market movements.  The model is based on historical data for the previous two years assuming a holding period of 30 business days and a loss methodology approximating a 99 percent confidence interval.  The table below shows the VaR, excluding taxation impact, of our equity investment portfolio as of and for the period ending:

March 31,
(Dollars in millions)	2021
Average	$247
Minimum	$247
Maximum	$247

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended March 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in fiscal year 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Retail Loan Portfolio Allowance for Credit Losses

As described in Notes 3 and 4 to the consolidated financial statements, the Company had retail loans of $66,728 million, for which an allowance for credit losses of $1,075 million was recorded as of March 31, 2021. The allowance for credit losses represents management’s estimate of expected credit losses over the expected lifetime of the loans. The loan lifetime is regarded by management as the reasonable and supportable period.  Management uses statistical models to estimate lifetime expected credit losses of the retail loan portfolio by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency and other credit quality indicators such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability weighted forward looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

The principal considerations for our determination that performing procedures relating to the retail loan portfolio allowance for credit losses is a critical audit matter are (i) the significant judgment by management in determining the estimate of the retail loan portfolio allowance for credit losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to probability of default and loss given default assumptions and the qualitative adjustment used in estimating the allowance for credit losses, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures also included, among others, testing management’s process for estimating the retail loan portfolio allowance for credit losses by (i) evaluating the appropriateness of the models used to estimate the retail loan portfolio allowance for credit losses, (ii) testing certain data used in the estimate, and (iii) evaluating the reasonableness of probability of default and loss given default assumptions and the qualitative adjustment, which also involved the use of professionals with specialized skill and knowledge to perform these procedures to test management’s process.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

June 3, 2021

We have served as the Company’s auditor since 1983.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2021	2020	2019
Financing revenues:
Operating lease	$8,481	$8,775	$8,694
Retail	2,905	2,558	2,235
Dealer	413	696	711
Total financing revenues	11,799	12,029	11,640
Depreciation on operating leases	5,932	6,820	6,909
Interest expense	2,302	2,834	2,747
Net financing revenues	3,565	2,375	1,984

Voluntary protection contract revenues and insurance earned premiums	956	933	904
Investment and other income, net	410	322	292
Net financing revenues and other revenues	4,931	3,630	3,180

Expenses:
Provision for credit losses	426	590	372
Operating and administrative	1,487	1,561	1,385
Voluntary protection contract expenses and insurance losses	369	455	446
Total expenses	2,282	2,606	2,203

Income before income taxes	2,649	1,024	977
Provision for income taxes	632	111	182

Net income	$2,017	$913	$795

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended March 31,
	2021	2020	2019
Net income	$2,017	$913	$795
Other comprehensive income, net of tax
Net unrealized gains on available-for-sale marketable securities [net of tax provision of ($2), ($4) and ($5), respectively]	9	13	11
Reclassification adjustment for net (gains) losses on available-for-sale marketable securities included in investment and other income, net [net of tax provision (benefit) of $5, $0 and ($3), respectively]	(16)	(1)	9
Other comprehensive (loss) income	(7)	12	20
Comprehensive income	$2,010	$925	$815

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

	March 31,	March 31,
	2021	2020
ASSETS
Cash and cash equivalents	$8,195	$6,790
Restricted cash and cash equivalents	1,957	1,739
Investments in marketable securities	4,820	3,820
Finance receivables, net of allowance for credit losses of $1,178 and $727	79,192	73,996
Investments in operating leases, net	37,091	36,387
Other assets	2,473	2,823
Total assets	$133,728	$125,555

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$109,725	$97,740
Deferred income taxes	2,860	5,458
Other liabilities	5,548	7,854
Total liabilities	118,133	111,052

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2021 and 2020	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	8	15
Retained earnings	14,670	13,571
Total shareholder's equity	15,595	14,503
Total liabilities and shareholder's equity	$133,728	$125,555

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	March 31,	March 31,
	2021	2020
ASSETS
Finance receivables, net	$21,745	$12,375
Investments in operating leases, net	6,599	5,586
Other assets	89	131
Total assets	$28,433	$18,092

LIABILITIES
Debt	$24,212	$14,568
Other liabilities	14	12
Total liabilities	$24,226	$14,580

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2018	$915	$2	$(29)	$11,992	$12,880

Cumulative-effect of adoption of ASU 2014-09	-	-	12	(122)	(110)
Net income	-	-	-	795	795
Other comprehensive income, net of tax	-	-	20	-	20
Dividends, net of tax	-	-	-	(7)	(7)
Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Net income	-	-	-	913	913
Other comprehensive income, net of tax	-	-	12	-	12
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Cumulative-effect of adoption of ASU 2016-13	-	-	-	(218)	(218)
Net income	-	-	-	2,017	2,017
Other comprehensive loss, net of tax	-	-	(7)	-	(7)
Dividends	-	-	-	(700)	(700)
Balance at March 31, 2021	$915	$2	$8	$14,670	$15,595

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$2,017	$913	$795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,049	6,930	7,023
Recognition of deferred income	(2,496)	(2,485)	(2,346)
Provision for credit losses	426	590	372
Amortization of deferred costs	789	707	617
Foreign currency and other adjustments to the carrying value of debt, net	1,401	(515)	(938)
Net gains from investments in marketable securities	(149)	(47)	(2)
Net change in:
Derivative assets	(3)	10	-
Other assets and accrued interest	142	(482)	(86)
Deferred income taxes	(2,521)	2	156
Derivative liabilities	(44)	19	20
Other liabilities	632	122	324
Net cash provided by operating activities	6,243	5,764	5,935

Cash flows from investing activities:
Purchase of investments in marketable securities	(2,215)	(2,392)	(1,251)
Proceeds from sales of investments in marketable securities	422	345	1,740
Proceeds from maturities of investments in marketable securities	932	1,200	2,457
Acquisition of finance receivables	(38,702)	(29,375)	(24,686)
Collection of finance receivables	28,009	25,668	24,082
Net change in wholesale and certain working capital receivables	4,793	(2)	(89)
Acquisition of investments in operating leases	(16,778)	(15,350)	(16,068)
Disposals of investments in operating leases	11,821	11,775	11,395
Long term loans to affiliates	(200)	(600)	(569)
Payments on long term loans from affiliates	506	25	36
Other, net	(79)	(51)	(63)
Net cash used in investing activities	(11,491)	(8,757)	(3,016)

Cash flows from financing activities:
Proceeds from issuance of debt	50,281	26,847	21,153
Payments on debt	(30,648)	(23,375)	(23,624)
Net change in commercial paper and other short-term financing	(9,049)	1,861	(2,022)
Loan from affiliate	-	3,000	-
Payment on loan from affiliate	(3,000)	-	-
Net change in financing support provided by affiliates	(13)	16	(2)
Dividend paid	(700)	(10)	-
Net cash provided by (used in) financing activities	6,871	8,339	(4,495)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,623	5,346	(1,576)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	8,529	3,183	4,759
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$10,152	$8,529	$3,183
Supplemental disclosures:
Interest paid, net	$2,445	$2,568	$2,239
Income taxes paid, net	$2,463	$269	$42

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies

Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) is a wholly-owned subsidiary of Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  References herein to the “Company”, “we”, “our”, and “us” denote TMCC and its consolidated subsidiaries.  TMCC is marketed under the brands of Toyota Financial Services, Lexus Financial Services, and Mazda Financial Services.

We provide a variety of finance and voluntary vehicle and payment protection products and services to authorized Toyota and Lexus dealers or dealer groups, private label dealers or dealer groups, and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “dealers”) and their customers in the United States of America (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our business is substantially dependent upon the sale of Toyota, Lexus, and private label vehicles.

Our products and services fall primarily into the following categories:

•

Finance Operations - We acquire retail installment sales contracts from dealers in the U.S. and Puerto Rico (“retail contracts”) and leasing contracts accounted for as operating leases (“lease contracts”) from dealers in the U.S.  We collectively refer to our retail and lease contracts as the “consumer portfolio.”  We also provide dealer financing, including wholesale financing, working capital loans, revolving lines of credit and real estate financing to dealers in the U.S. and Puerto Rico.  We collectively refer to our dealer financing portfolio as the “dealer portfolio.”

•

Voluntary Protection Operations - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide marketing, underwriting, and claims administration for voluntary vehicle and payment protection products sold by dealers in the U.S. Our voluntary vehicle and payment protection products include vehicle service, guaranteed auto protection, prepaid maintenance, excess wear and use, tire and wheel protection, key replacement protection, and used vehicle limited warranty contracts (“voluntary protection products”).  TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota, Lexus, and private label dealers.  As of March 31, 2021, approximately 22 percent of retail and lease contracts were concentrated in California, 11 percent in Texas, 7 percent in New York, and 5 percent in New Jersey.  Our voluntary protection operations are located in the U.S.  As of March 31, 2021, approximately 24 percent of voluntary protection contracts were concentrated in California, 6 percent in New York, and 5 percent in Maryland, Virginia, and Arizona, respectively.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies (Continued)

Other Matters

In fiscal 2020, we announced the restructuring of our field operations to better serve our dealer partners by streamlining our field office structure and investing in new technology.  This restructuring is complete, and our field operations now consist of three DSCs located in Chandler, Arizona (serving the West region), Plano, Texas (serving the Central region), and Alpharetta, Georgia (serving the East region).

On April 1, 2020, TMCC began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”).  We currently offer exclusive private label automotive retail, lease, and dealer financing products and services marketed under the brand Mazda Financial Services to Mazda customers and dealers in the United States.  On August 1, 2020, we launched a full suite of voluntary protection products under the name of Mazda Protection Products (MPP).  The agreement with Mazda is for an initial term of approximately five years.  We are currently leveraging our existing processes and personnel to originate and service the new assets, however, we will continue to evaluate the private label financial services business, which may include partnering with or transitioning the business to our affiliates, some of which are not consolidated with TMCC. We have also made certain technology investments to support the Mazda program and future private label customers.  We did not acquire any existing Mazda assets or liabilities pursuant to the agreement and our launch costs were not significant in fiscal year 2021.

On March 24, 2021, we announced that we will restructure our customer service operations over the next two years to better serve our customers by relocating and streamlining the customer service operation, moving our three regional CSCs to be co-located with regional DSCs, and investing in new technology. Costs associated with this restructure are not expected to be significant.

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

Refer to Note 2 – Investments in Marketable Securities, Note 3 – Finance Receivables, Net, and Note 4 – Allowance for Credit Losses for additional information.

In conjunction with the adoption of ASU 2016-13, we updated our depreciation policy for operating leases so that the useful life of the vehicles incorporates our historical experience on early terminations due to customer defaults.  As a result, we changed the presentation for reporting early termination expenses related to customer defaults on investments in operating leases.  We now present the effects of operating lease early terminations as part of accumulated depreciation within Investments in operating leases, net in the Consolidated Balance Sheets and Depreciation on operating leases in the Consolidated Statements of Income.  The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.  Refer to Note 5 – Investments in Operating Leases, Net for additional information.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, which requires an entity to reevaluate the amortization period for investments in AFS callable debt securities held at a premium each reporting period.  The premium is amortized to the earliest call date of the debt security.  This ASU is effective for us on April 1, 2021.  The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures.

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

We adopted ASU 2016-13 on April 1, 2020, on a modified retrospective basis, as further described in Note 1 – Basis of Presentation and Significant Accounting Policies.  Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established.  Prior to the adoption of this standard, when a decline in fair value of a debt security was determined to be other-than-temporary, an impairment charge for the credit component was recorded in Investment and other income, net and a new cost basis in the investment was established.  As of March 31, 2021, management determined that credit losses did not exist for securities in an unrealized loss position.  This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Investments in marketable securities consisted of the following:

	March 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$217	$4	$(10)	$211
Municipal debt securities	8	2	-	10
Commercial paper	196	-	-	196
Corporate debt securities	177	12	(2)	187
Mortgage-backed securities:
U.S. government agency	31	1	-	32
Non-agency residential	1	-	-	1
Non-agency commercial	47	2	(2)	47
Asset-backed securities	49	3	-	52
Total available-for-sale debt securities	$726	$24	$(14)	$736
Equity investments				4,084
Total investments in marketable securities				$4,820

	March 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$160	$16	$-	$176
Municipal debt securities	9	2	-	11
Certificates of deposit	250	-	(1)	249
Commercial paper	604	-	(3)	601
Corporate debt securities	188	10	(1)	197
Mortgage-backed securities:
U.S. government agency	47	2	-	49
Non-agency residential	1	-	-	1
Non-agency commercial	47	-	(2)	45
Asset-backed securities	75	-	(3)	72
Total available-for-sale debt securities	$1,381	$30	$(10)	$1,401
Equity investments				2,419
Total investments in marketable securities				$3,820

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

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of March 31, 2021 and 2020.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Years ended March 31,
	2021	2020	2019
Available-for-sale debt securities:
Realized gains (losses)	$20	$9	$(12)
Other-than-temporary impairment		$(8)	$-

Equity investments:
Unrealized gains recognized	$114	$41	$14
Realized gains on sales	$15	$5	$-

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	March 31, 2021
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$232	$232
Due after 1 year through 5 years	133	139
Due after 5 years through 10 years	153	156
Due after 10 years	80	77
Mortgage-backed and asset-backed securities [1]	128	132
Total	$726	$736
[1]

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

Note 3 – Finance Receivables, Net

Finance receivables, net consists of retail loan and dealer products portfolio segments, and includes deferred origination costs, deferred income, and allowance for credit losses.  Finance receivables, net also includes securitized retail receivables, which represent retail receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements, as discussed further in Note 8 – Variable Interest Entities.  Cash flows from these securitized retail receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff.  As of March 31, 2021 and 2020, all finance receivables were classified as held-for-investment.

Revenues associated with retail and dealer financing are recognized to approximate a constant effective yield over the contract term.  Incremental direct fees and costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to dealers, are capitalized and amortized to approximate a constant effective yield over the term of the related contracts.  Payments received on subvention and other consumer incentives are deferred and recognized to approximate a constant effective yield over the term of the related contracts.

Upon adoption of ASU 2016-13, we elected the accounting policy to present accrued interest related to finance receivables within Other assets in the Consolidated Balance Sheets.  As of March 31, 2021, accrued interest related to finance receivables is $187 million and is included in Other assets.  The comparative period’s information continues to be reported within Finance receivables, net.

Upon adoption of ASU 2016-13, we no longer reverse accrued interest receivables from interest income for our dealer products portfolio when an account is deemed to be uncollectible.  For both retail loan and dealer products portfolio segments, accrued interest, deferred income, and deferred origination costs, if any, are written off within Provision for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net (Continued)

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2021	2020
Retail receivables [1]	$66,991	$57,088
Dealer financing	13,642	17,873
	80,633	74,961

Deferred origination costs	1,145	890
Deferred income	(1,408)	(1,128)
Allowance for credit losses
Retail and securitized retail receivables	(1,075)	(486)
Dealer financing	(103)	(241)
Total allowance for credit losses	(1,178)	(727)
Finance receivables, net	$79,192	$73,996

[1]	Includes securitized retail receivables of $22.1 billion and $12.7 billion as of March 31, 2021 and 2020, respectively.

Contractual maturities on retail receivables and dealer financing are as follows:

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2022	$15,797	$8,155
2023	15,321	1,727
2024	13,510	984
2025	10,960	588
2026	7,551	778
Thereafter	3,852	1,410
Total	$66,991	$13,642

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

The following table presents the amortized cost basis of our retail loan portfolio by credit quality indicator based on number of days outstanding by origination year at March 31, 2021:

	Amortized Cost Basis by Origination Fiscal Year
	2021	2020	2019	2018	2017	2016 and Prior	Total
Aging of finance receivables:
Current	$32,026	$16,047	$8,972	$5,977	$2,435	$496	$65,953
30-59 days past due	147	145	114	83	46	27	562
60-89 days past due	37	39	28	21	11	8	144
90 days or greater past due	18	18	13	9	5	6	69
Total	$32,228	$16,249	$9,127	$6,090	$2,497	$537	$66,728

The amortized cost of retail loan portfolio excludes accrued interest of $160 million at March 31, 2021.  The table includes contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following table presents the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination year at March 31, 2021:

	Amortized Cost Basis by Origination Fiscal Year
	2021	2020	2019	2018	2017	2016 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$5,893	$5,893
Credit Watch	-	-	-	-	-	-	218	218
At Risk	-	-	-	-	-	-	35	35
Default	-	-	-	-	-	-	11	11
Wholesale total	$-	$-	$-	$-	$-	$-	$6,157	$6,157
Real estate
Performing	$1,874	$320	$596	$356	$312	$1,493	$-	$4,951
Credit Watch	8	49	3	20	9	99	-	188
At Risk	13	-	-	-	12	17	-	42
Default	-	-	-	13	9	-	-	22
Real estate total	$1,895	$369	$599	$389	$342	$1,609	$-	$5,203
Working Capital
Performing	$503	$334	$200	$41	$106	$176	$878	$2,238
Credit Watch	1	-	6	1	-	19	9	36
At Risk	1	-	-	-	7	-	-	8
Default	-	-	-	-	-	-	-	-
Working capital total	$505	$334	$206	$42	$113	$195	$887	$2,282
Total	$2,400	$703	$805	$431	$455	$1,804	$7,044	$13,642

The amortized cost of the dealer products portfolio excludes accrued interest of $27 million at March 31, 2021.  As of March 31, 2021, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net (Continued)

The following table presents our dealer products portfolio by credit quality indicator at:

	March 31, 2020
	Wholesale	Real estate	Working capital	Total
Credit quality indicators:
Performing	$8,750	$3,974	$3,132	$15,856
Credit Watch	962	576	195	1,733
At Risk	92	55	92	239
Default	22	23	-	45
Total	$9,826	$4,628	$3,419	$17,873

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

The following table presents the aging of the amortized cost basis of our finance receivables by class:

	March 31, 2021
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$562	$144	$69	$775	$65,953	$66,728	$39
Wholesale	-	-	-	-	6,157	6,157	-
Real estate	-	-	-	-	5,203	5,203	-
Working capital	-	-	-	-	2,282	2,282	-
Total	$562	$144	$69	$775	$79,595	$80,370	$39

Finance receivables excludes accrued interest of $187 million as of March 31, 2021.

The following table presents the aging of finance receivables by class:

	March 31, 2020
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$717	$203	$104	$1,024	$56,064	$57,088	$66
Wholesale	-	-	-	-	9,826	9,826	-
Real estate	-	-	1	1	4,627	4,628	-
Working capital	-	-	-	-	3,419	3,419	-
Total	$717	$203	$105	$1,025	$73,936	$74,961	$66

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

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2021 and 2020 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2021 and 2020.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2021 and 2020, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

For a limited time during fiscal 2021 we offered several programs to provide relief to customers during the COVID-19 pandemic.  These programs, which were broadly available to our customers, included retail loan payment extensions and lease payment deferrals.  We concluded that these programs did not meet troubled debt restructuring criteria due to the short-term nature of the modifications with no change in the contractual interest rate.  To provide relief for our dealers we offered certain temporary interest reductions, interest payment deferrals, and interest waivers on dealer floorplan financing, and principal payment deferrals on dealer floorplan financing, dealer real estate and working capital loans.  We also concluded that these programs did not meet troubled debt restructuring criteria as the finance receivables from the dealers were current.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Allowance for Credit Losses

Upon adoption of ASU 2016-13 on April 1, 2020, the incurred loss impairment method was replaced with a new impairment model that reflects lifetime expected losses.  Management develops and documents the allowance for credit losses on finance receivables based on two portfolio segments.  The determination of portfolio segments is based primarily on the qualitative consideration of the nature of our business operations and the characteristics of the underlying finance receivables, as follows:

•

Retail Loan Portfolio Segment – The retail loan portfolio segment consists of retail contracts acquired from dealers in the U.S. and Puerto Rico.  Under a retail contract, we are granted a security interest in the underlying collateral which consists primarily of Toyota, Lexus, and private label vehicles.  Based on the common risk characteristics associated with the finance receivables, the retail loan portfolio segment is considered a single class of finance receivable.

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

Prior to April 1, 2020, and the adoption of ASU 2016-13, allowance for credit losses were reported under the incurred loss impairment method. Comparative period’s information continues to be reported under the relevant accounting guidance in effect for that period in accordance with accounting policies described in Note 5 – Allowance for Credit Losses in our fiscal 2020 Form 10-K.

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

We measure expected losses of all components of finance receivables on an amortized cost basis, excluding accrued interest, and including off-balance-sheet lending commitments that are not unconditionally cancellable by TMCC.  Estimated expected credit losses for off-balance-sheet lending commitments within our dealer products portfolio are included in Other liabilities in the Consolidated Balance Sheets.  We have elected to exclude accrued interest from the measurement of expected credit losses as we apply policies and procedures that result in the timely write-offs of accrued interest.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Allowance for Credit Losses (Continued)

Retail Loan Portfolio Segment

The level of credit risk in our retail loan portfolio segment is influenced by various factors such as economic conditions, the used vehicle market, credit quality, contract structure, and collection strategies and practices.  The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, contract term, and other relevant factors.  We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.

Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency, and other credit quality indicators such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or private label), and contract term.

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

(Dollars in millions)

Note 4 – Allowance for Credit Losses (Continued)

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Year ended March 31, 2021
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2020	$486	$241	$727
Adoption of ASU 2016-13 [1]	281	11	292
Charge-offs	(287)	-	(287)
Recoveries	48	9	57
Provision for credit losses	547	(121)	426
Ending balance, March 31, 2021 [2]	$1,075	$140	$1,215

[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020. See Note 1 – Basis of Presentation and Significant Accounting Policies for additional information.
[2]

Ending balance includes $37 million of allowance for credit losses related to off-balance sheet commitments in the dealer products portfolio which is included in Other liabilities in the Consolidated Balance Sheet.

Finance receivables for the dealer products portfolio segment as of March 31, 2021 includes $1,028 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $162 million in finance receivables that are guaranteed by third-party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

During fiscal 2021, the allowance for credit losses increased $488 million, reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13 in fiscal 2021, and an increase of $196 million primarily due to an increase in the size of the portfolio and the increase in expected credit losses for the retail loan portfolio driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  In addition to the initial adoption impact, ASU 2016-13 has led to an increase in the provision of credit losses with the growth of our retail loan portfolio as this standard replaces the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitment.  The additional amount of provision for credit losses on our retail portfolio were partially offset by lower provision for credit losses on our dealer portfolio as a result of improved dealer financial performance.

	Year ended March 31, 2020 [1]
Allowance for Credit Losses for Finance Receivables:	Retail loan	Dealer products	Total
Beginning balance, April 1, 2019	$304	$195	$499
Charge-offs	(358)	(12)	(370)
Recoveries	50	-	50
Provision for credit losses	490	58	548
Ending balance, March 31, 2020	$486	$241	$727

[1]	The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.

Finance receivables for the dealer products portfolio segment as of March 31, 2020 includes $1,047 million in finance receivables that are guaranteed by TMNA, and $140 million in finance receivables that are guaranteed by third-party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, and accumulated depreciation.  Generally, lessees have the ability to extend their lease term in six month increments up to a total of 12 months from the original lease maturity date.  A lease can be terminated at any time by satisfying the obligations under the lease contract.  Early termination programs may be occasionally offered to eligible lessees.  At the end of the lease, the customer has the option to buy the leased vehicle or return the vehicle to the dealer.

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

Vehicle Lease Residual Values

Contractual residual values of vehicle lease contracts are estimated at lease inception by examining external industry data, the anticipated Toyota, Lexus, and private label product pipeline and our own experience.  Factors considered in this evaluation include macroeconomic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, vehicle features and specifications, the mix and level of used vehicle supply, the level of current used vehicle values, and fuel prices.  We are exposed to a risk of loss to the extent the customer returns the vehicle and the value of the vehicle is lower than the residual value estimated at inception of the lease or if the number of returned vehicles is higher than anticipated.

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

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2021 and 2020, there was no impairment in our investment in operating leases portfolio.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Investments in Operating Leases, Net (Continued)

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

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2021	2020
Investments in operating leases [1]	$48,337	$48,638
Deferred origination (fees) and costs, net	(101)	(223)
Deferred income	(1,759)	(1,962)
Accumulated depreciation	(9,386)	(9,976)
Allowance for credit losses	-	(90)
Investments in operating leases, net	$37,091	$36,387

[1]	Includes securitized investments in operating leases of $9.3 billion and $7.9 billion as of March 31, 2021 and March 31, 2020, respectively.

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2022	$5,969
2023	3,807
2024	1,505
2025	101
2026	7
Thereafter	-
Total	$11,389

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative if certain criteria are met.  We had no hedge accounting derivatives as of March 31, 2021 and 2020, respectively.

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle asset and liability positions and offset cash collateral with the same counterparty on a net basis.  Changes in the fair value of our derivative instruments are recorded in Interest expense in our Consolidated Statements of Income.  The derivative instruments are included as a component of Other assets or Other liabilities in our Consolidated Balance Sheets.

Offsetting of Derivatives

Accounting guidance permits the net presentation on our Consolidated Balance Sheets of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists.  When we meet this condition, we elect to present such balances on a net basis.

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2021, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, the net amount of which is included in Other assets or Other liabilities in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported in our Consolidated Balance Sheets:

	March 31, 2021		March 31, 2020
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$44,125	$1,026	$30,362	$1,410
Foreign currency swaps	7,274	330	488	27
Total	$51,399	$1,356	$30,850	$1,437

Counterparty netting		(840)		(966)
Collateral held		(462)		(420)
Carrying value of derivative contracts – Other assets		$54		$51

Other liabilities:
Interest rate swaps	$55,062	$1,142	$69,079	$1,826
Foreign currency swaps	4,321	243	13,181	1,290
Total	$59,383	$1,385	$82,260	$3,116

Counterparty netting		(840)		(966)
Collateral posted		(544)		(2,105)
Carrying value of derivative contracts – Other liabilities		$1		$45

As of March 31, 2021 and 2020, we held excess collateral of $29 million and $10 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities in our Consolidated Balance Sheets. As of March 31, 2021 and 2020, we posted excess collateral of $10 million and $1 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets in our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years Ended March 31,
	2021	2020	2019
Interest expense on debt	$1,954	$2,488	$2,559
Interest expense (income) on derivatives	420	180	(53)
Interest expense on debt and derivatives	2,374	2,668	2,506

Losses (gains) on debt denominated in foreign currencies	1,402	(703)	(1,078)
(Gains) losses on foreign currency swaps	(1,351)	650	1,015
(Gains) losses on U.S. dollar interest rate swaps	(123)	219	304
Total interest expense	$2,302	$2,834	$2,747

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	March 31, 2021			March 31, 2020
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$85,759	$85,513	1.31%	$83,477	$83,172	2.07%
Secured notes and loans payable	24,256	24,212	1.29%	14,597	14,568	2.13%
Total debt	$110,015	$109,725	1.31%	$98,074	$97,740	2.08%

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

Future
Years ending March 31,	debt maturities
2022	$52,106
2023	23,564
2024	11,196
2025	6,245
2026	9,327
Thereafter [1]	7,577
Unamortized premiums, discounts and debt issuance costs	(290)
Total debt	$109,725
[1]	Unsecured and secured notes and loans payable mature on various dates through fiscal 2049.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $17.0 billion and $27.0 billion as of March 31, 2021 and 2020, respectively.

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

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities as described below:

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In November 2020, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), a wholly-owned subsidiary, and other Toyota affiliates re-entered into a $5.0 billion 364 day syndicated bank credit facility expiring in fiscal 2022. In November 2019, TMCC, TCPR and other Toyota affiliates re-entered into a $5.0 billion three year syndicated bank credit facility and a $5.0 billion five year syndicated bank credit facility, expiring in fiscal 2023 and 2025, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2021 and 2020.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

In July 2020, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $6.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  This revolving facility allows us to obtain term funding and, with the consent of the committed lenders, may be renewed on an annual basis.  Any utilized portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of March 31, 2021, $3.2 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Unsecured Credit Agreements

TMCC has entered into additional unsecured credit facilities with various banks.  As of March 31, 2021, TMCC had committed bank credit facilities totaling $4.4 billion, of which $2.3 billion, $1.8 billion, and $300 million mature in fiscal 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2021 and 2020. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three year revolving credit facility with Toyota Motor Sales, U.S.A., Inc. (“TMS”).  This credit facility was drawn upon in fiscal 2020 for a principal amount of $3.0 billion with an interest rate of 1.86%, and on July 30, 2020, we voluntarily repaid the draw and accrued interest in full.  The amount was recorded in Other liabilities on our Consolidated Balance Sheet and funds were used for general corporate purposes.  In April 2021, as the existing credit facility was set to expire, TMCC re-entered into a $5.0 billion three year revolving credit facility with TMS expiring in fiscal 2025.

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

Consolidated Variable Interest Entities

We use one or more special purpose entities that are considered VIEs to issue asset-backed securities to third-party bank-sponsored asset-backed securitization vehicles and to investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows related to retail finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”).  We hold variable interests in the VIEs that could potentially be significant to the VIEs.  We determined that we are the primary beneficiary of the securitization trusts because (i) our servicing responsibilities for the Securitized Assets give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant.

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our Consolidated Balance Sheets:

	March 31, 2021
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,521	$21,745	$46	$19,665	$13
Investments in operating leases	436	6,599	43	4,547	1
Total	$1,957	$28,344	$89	$24,212	$14

	March 31, 2020
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$694	$12,375	$5	$10,933	$10
Investments in operating leases	302	5,586	126	3,635	2
Total	$996	$17,961	$131	$14,568	$12

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Variable Interest Entities (Continued)

Restricted cash, including cash equivalents, shown in the previous table represents collections from the underlying Net securitized assets shown in the previous table and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net securitized assets shown in the previous table are presented net of deferred fees and costs, deferred income, accumulated depreciation, and allowance for credit losses.  Other assets represent used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,409 million and $1,182 million of securities retained by TMCC at March 31, 2021 and 2020, respectively.  Other liabilities represent accrued interest on the debt of the consolidated VIEs.

In conjunction with the adoption of ASU 2016-13, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  As a result, Other assets as of March 31, 2021 include accrued interest related to securitized retail finance receivables.  The comparative period’s information continues to be reported under the relevant accounting presentation in effect for that period.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships. Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets at March 31, 2021 and 2020 and revenues earned from these dealers during fiscal 2021, 2020 and 2019 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of March 31, 2021 and 2020 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2021	2020
Commitments:
Credit facilities commitments with dealers	$2,338	$1,226
Commitments under operating lease agreements	141	139
Total commitments	2,479	1,365
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$2,579	$1,465

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and voluntary protection business and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions.

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $36 million for fiscal 2021, $36 million for fiscal 2020, and $30 million fiscal 2019.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the table above include $93 million and $102 million for facilities leases with affiliates at March 31, 2021 and 2020, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

March 31,
Years ending March 31,	2021
2022	$26
2023	18
2024	16
2025	13
2026	12
Thereafter	56
Total	$141
Present value discount	(16)
Total operating lease liability	$125

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

March 31,
2021
ROU assets	$111
Weighted average remaining lease term (in years)	8.56
Weighted average discount rate	2.77%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$22
Supplemental non-cash information
ROU assets obtained in exchange for operating lease obligations	$15

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2021 and 2020.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements.  Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2021, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2021 and 2020, no amounts have been recorded under these indemnification provisions.

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were not significant for fiscal 2021, 2020 and 2019.

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

TMCC employer contributions to the savings plan were not significant for fiscal 2021, 2020 and 2019.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain medical care and life insurance benefits to eligible retired employees.  Generally, in order to be eligible for these benefits, the employee must be age 55 or older with 10 or more years of service.

Other post-retirement benefit costs allocated to TMCC were not significant for fiscal 2021, 2020 and 2019.

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

The provision for income taxes consisted of the following:

	Years ended March 31,
	2021	2020	2019
Current
Federal	$2,756	$(19)	$(55)
State	386	120	76
Foreign	11	8	4
Total	3,153	109	25

Deferred
Federal	(2,243)	145	207
State	(276)	(141)	(49)
Foreign	(2)	(2)	(1)
Total	(2,521)	2	157
Provision for income taxes	$632	$111	$182

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2021	2020	2019
Provision for income taxes at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes (net of federal tax benefit)	3.9%	4.0%	4.6%
Effect of state tax law changes	(0.2)%	(3.9)%	(1.3)%
Federal tax credits	(0.5)%	(3.7)%	(1.0)%
Tax rate differential from tax loss carryback	-	(5.6)%	(2.8)%
Adjustment for prior year provision to return differences	(0.2)%	(1.0)%	(1.4)%
Other, net	(0.1)%	-	(0.5)%
Effective tax rate	23.9%	10.8%	18.6%

The amounts in Federal tax credits include tax benefits from alternative fuel vehicle credits and foreign tax credits for fiscal 2021 and 2020, and plug-in vehicle credits and research and development credits for fiscal 2021, 2020, and 2019.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2021	2020
Liabilities:
Lease transactions	$2,765	$5,180
State taxes, net of federal tax benefit	377	629
Voluntary protection dealer commissions	290	254
Mark-to-market of investments in marketable securities and derivatives	34	14
Other	82	83
Deferred tax liabilities	$3,548	$6,160

Assets:
Provision for credit and residual value losses	421	370
Deferred costs and fees	187	188
Net operating loss and tax credit carryforwards	29	100
Lease obligations	27	25
Other	33	32
Deferred tax assets	697	715
Valuation allowance	(9)	(13)
Net deferred tax assets	$688	$702
Net deferred income tax liability [1]	$2,860	$5,458

[1]

Balance includes deferred tax liabilities attributable to unrealized gains or losses included in accumulated other comprehensive income or loss, net of $2 million and $4 million at March 31, 2021 and 2020, respectively. The change in this balance is not included in total deferred tax expense.

We have no deferred tax assets related to cumulative federal net operating loss carry forwards at March 31, 2021 or March 31, 2020.  We have deferred tax assets related to cumulative state net operating loss carry forwards of $25 million and $37 million at March 31, 2021 and March 31, 2020, respectively.  State net operating loss carryforwards will expire beginning in fiscal 2023.

We have no deferred tax assets related to federal tax credits for alternative fuel vehicles and plug-in vehicles and research and development at March 31, 2021. This is compared to deferred tax assets related to federal tax credits for alternative fuel vehicles and plug-in vehicles, and research and development of $52 million and $10 million at March 31, 2020, respectively.  We have deferred tax assets related to federal tax credit for foreign tax of $3 million and $1 million at March 31, 2021 and March 31, 2020, respectively.  The federal tax credit carryforwards will expire beginning in fiscal 2028.

The deferred tax assets related to foreign tax credit and state tax net operating loss carryforwards are reduced by a valuation allowance of $9 million and $13 million at March 31, 2021 and March 31, 2020, respectively.  The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, other than the deemed repatriation tax that is provided pursuant to the Tax Cuts and Jobs Act of 2017, state and local taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2021 and 2020, these unremitted earnings totaled $251 million and $243 million, respectively.  Determination of the amount of the deferred state and local tax liability is not practicable, and accordingly no estimate of the unrecorded deferred state and local tax liability is provided.

Although we do not foresee any events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

We had an income tax payable of $35 million and $47 million for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries at March 31, 2021 and March 31, 2020, respectively.  Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, Toyota Financial Savings Bank (TFSB), and Toyota Financial Services Securities USA Corporation, was not significant for both March 31, 2021 and 2020.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain. The change in unrecognized tax benefits are as follows:

	March 31,
	2021	2020	2019
Balance at beginning of the year	$19	$7	$6
Increases related to positions taken during the current year	1	12	1
Increases recorded in current year related to positions taken during prior years	2	-	-
Expirations due to lapse of statute	(7)	-	-
Balance at end of year	$15	$19	$7

At March 31, 2021, 2020 and 2019 approximately $14 million, $17 million and $6 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate. The remaining amounts in the respective unrecognized tax benefits at March 31, 2021, 2020 and 2019 are related to timing matters.  During fiscal 2021, $3 million of the net decrease in unrecognized tax benefits had an effect on the effective tax rate. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2021, 2020, and 2019, accrued interest was not significant and no penalties were accrued.

Tax-related Contingencies

As of March 31, 2021, we remained under IRS examination for fiscal 2021, fiscal 2020, fiscal 2019, and fiscal 2018.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions

The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Years ended March 31,
	2021	2020	2019
Net financing revenues:
Manufacturer's subvention and other revenues	$1,997	$2,065	$1,930
Depreciation on operating leases	$(113)	$(59)	$(24)

Interest expense:
Credit support fees, interest and other expenses	$117	$96	$96

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$173	$181	$181

Investment and other income, net:
Interest and other income	$18	$26	$16

Expenses:
Operating and administrative expenses	$91	$102	$95
Voluntary protection contract expenses and insurance losses [1]	$-	$-	$(3)

[1]	Amount includes the transfer of voluntary protection contract expenses under a reinsurance contract.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

	March 31,	March 31,
	2021	2020
Assets:
Cash and cash equivalents
Commercial paper	$6	$276

Investments in marketable securities
Commercial paper	$196	$601

Finance receivables, net
Accounts receivable	$140	$112
Deferred retail subvention income	$(1,156)	$(1,065)

Investments in operating leases, net
Investments in operating leases, net	$(236)	$(100)
Deferred lease subvention income	$(1,528)	$(1,941)

Other assets
Notes receivable	$869	$1,175
Other receivables, net	$83	$97

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$352	$344
Other payables, net	$306	$220
Notes payable	$19	$3,032

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of March 31, 2021 and 2020, the subvention receivable from TMNA was $184 million and $113 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of March 31, 2021 and March 31, 2020, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

Our Board of Directors declared and paid cash dividends of $700 million to TFSIC during fiscal 2021.

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

In addition, TMCC receives support from and provides financing support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements.  As of March 31, 2021 and 2020, total financing support available from affiliates totaled approximately $8.6 billion and $8.4 billion, respectively.  As of March 31, 2021 and 2020, total financing support available to affiliates totaled approximately $7.1 billion and $6.8 billion, respectively. The amounts outstanding under these agreements are recorded in Other assets and Other liabilities in our Consolidated Balance Sheets at March 31, 2021 and 2020.

In April 2021, TMCC increased financing support available to Toyota Finance New Zealand Limited to $250 million.

In fiscal 2020, we drew upon our revolving credit facility with TMS for a principal amount of $3.0 billion with an interest rate of 1.86%, and on July 30, 2020, we voluntarily repaid the draw and accrued interest in full.  The amount was recorded in Other liabilities on our Consolidated Balance Sheet and funds were used for general corporate purposes.  In April 2021, as the existing credit facility was set to expire, TMCC re-entered into a $5.0 billion three year revolving credit facility with TMS expiring in fiscal 2025.

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

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase no more than $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines. At March 31, 2021 and 2020, we had $15 million and $22 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

Operational Support Arrangements with Affiliates

•	TMCC and TCPR provide various wholesale financing to dealers, which result in us having payables to TMNA and Toyota de Puerto Rico Corp.
•

TMCC is party to a lease agreement with TMNA for our headquarters facility in Plano, Texas, expiring in 2032, our CSC located in Cedar Rapids, Iowa, expiring in 2029, and our Dallas Data Center expiring in 2026.  The lease commitments are described in Note 9 – Commitments and Contingencies.

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

•

TMCC is party to agreements with TMNA and other affiliates relating to the team member vehicle benefit program, which allows team members to lease Toyota and Lexus vehicles on terms exclusive to the benefit program. TMNA serves as the chief administrator of the program.  TMCC acquires and services team member leases after origination.  A portion of the vehicles used for the team member vehicle benefit program are acquired from TMNA.  TMCC receives a per vehicle contribution from participating affiliates to assist with the costs of its contribution to the benefit program, and TMCC pays a per vehicle participation fee to TMNA to participate in the benefit program.

•

Affiliate voluntary protection contract revenues and insurance earned premiums primarily represent revenues from TMIS for coverage and related administrative services provided to TMNA and other affiliates.  This includes contractual indemnity coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles and related administrative services for TMNA’s certified pre-owned vehicle program and umbrella liability policy.  TMIS also provides umbrella liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to a reinsurer.

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

Recurring Fair Value Measurements

Cash and cash equivalents and Restricted cash and cash equivalents

The fair value of cash equivalents and restricted cash equivalents approximates the carrying value and these instruments are classified as Level 1 within the fair value hierarchy.

Investments in marketable securities

We estimate the value of our AFS debt securities using observed transaction prices, independent third-party pricing valuation vendors, and internal valuation models.

We may hold investments in actively traded open-end and private placement equity investments.  Where the equity investments produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the equity investment and classify the investment as Level 1 within the fair value hierarchy.  The fair value of equity investments that produce a daily net asset value that is not quoted in an active market is estimated using the net asset value per share (or its equivalent) as practical expedient and are excluded from leveling within the fair value hierarchy.

In addition, we may hold individual securities where valuation methodologies and inputs to valuation models depend on the security type, thus they may be classified differently within the leveling hierarchy.  Where possible, quoted prices in active markets for identical or similar securities are used to determine the fair value of the investment securities; those securities are classified as Level 1 or 2, respectively.  Where quoted prices in active markets are not available, we use various valuation models for each asset class that are consistent with what market participants use.  The inputs and assumptions to the models are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data.  These investments are generally classified as Level 2 within the fair value hierarchy, however, depending on the significance of the unobservable inputs they may also be classified as Level 3.

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

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For such derivatives, key inputs to the valuation process include quotes from counterparties and other market data used to corroborate and adjust values where appropriate.  Other market data includes values obtained from a market participant that serves as a third-party valuation vendor.  These derivative instruments are classified as Level 3 within the fair value hierarchy.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment.  Nonrecurring fair value items as of March 31, 2021 and 2020 were not significant.  Retail finance receivables greater than 120 days past due are measured at fair value based on the fair value of the underlying collateral less costs to sell.  The fair value of collateral is based on the current average selling prices for like vehicles at wholesale used vehicle auctions.

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

	March 31, 2021
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$209	$2	$-	$-	$211
Municipal debt securities	-	10	-	-	10
Commercial paper	20	176	-	-	196
Corporate debt securities	-	187	-	-	187
Mortgage-backed securities:
U.S. government agency	-	32	-	-	32
Non-agency residential	-	-	1	-	1
Non-agency commercial	-	5	42	-	47
Asset-backed securities	-	19	33	-	52
Available-for-sale debt securities total	229	431	76	-	736
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					772
Total return bond funds	2,429	-	-	-	2,429
Equity mutual funds	883	-	-	-	883
Equity investments total	3,312	-	-	-	4,084
Investments in marketable securities total	3,541	431	76	-	4,820
Derivative assets:
Interest rate swaps	-	1,026	-	-	1,026
Foreign currency swaps	-	330	-	-	330
Counterparty netting and collateral	-	-	-	(1,302)	(1,302)
Derivative assets total	-	1,356	-	(1,302)	54
Assets at fair value	3,541	1,787	76	(1,302)	4,874
Derivative liabilities:
Interest rate swaps	-	(1,142)	-	-	(1,142)
Foreign currency swaps	-	(243)	-	-	(243)
Counterparty netting and collateral	-	-	-	1,384	1,384
Liabilities at fair value	-	(1,385)	-	1,384	(1)
Net assets at fair value	$3,541	$402	$76	$82	$4,873

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of March 31, 2021 and 2020, or Consolidated Statements of Income for the years ended March 31, 2021 and 2020.

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

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2021
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$65,808	$-	$-	$69,007	$69,007
Wholesale	6,132	-	-	6,158	6,158
Real estate	5,142	-	-	5,224	5,224
Working capital	2,154	-	-	2,171	2,171

Financial liabilities
Unsecured notes and loans payable	$85,513	$-	$86,205	$555	$86,760
Secured notes and loans payable	24,212	-	-	24,478	24,478

	March 31, 2020
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables, net
Retail loan	$56,360	$-	$-	$57,303	$57,303
Wholesale	9,672	-	-	9,637	9,637
Real estate	4,544	-	-	4,140	4,140
Working capital	3,308	-	-	2,811	2,811

Financial liabilities
Unsecured notes and loans payable	$83,172	$-	$82,429	$560	$82,989
Secured notes and loans payable	14,568	-	-	14,608	14,608

In conjunction with the adoption of ASU 2016-13, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheet from Finance receivables, net to Other assets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments.  Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the tables above, along with finance receivables, deferred origination costs, deferred income, and allowance for credit losses.  Finance receivables in the table above excludes related party transactions, for which the fair value approximates the carrying value, of $140 million and $109 million at March 31, 2021 and 2020, respectively.  Fair values of related party finance receivables, net are classified as Level 3 within the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 within the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information

Our reportable segments are Finance operations and Voluntary protection operations.  Finance operations include retail, leasing, and dealer financing provided to authorized dealers and their customers in the U.S. and Puerto Rico.  Voluntary protection operations are performed by TMIS and its subsidiaries.

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Year ended March 31, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$11,799	$-	$-	$11,799
Depreciation on operating leases	5,932	-	-	5,932
Interest expense	2,302	-	-	2,302
Net financing revenues	3,565	-	-	3,565

Voluntary protection contract revenues and insurance earned premiums	-	956	-	956
Investment and other income, net	93	317	-	410
Net financing and other revenues	3,658	1,273	-	4,931

Expenses:
Provision for credit losses	426	-	-	426
Operating and administrative expenses	1,124	363	-	1,487
Voluntary protection contract expenses and insurance losses	-	369	-	369
Total expenses	1,550	732	-	2,282

Income before income taxes	2,108	541	-	2,649
Provision for income taxes	502	130	-	632

Net income	$1,606	$411	$-	$2,017

Total assets	$127,726	$6,149	$(147)	$133,728

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

	Year ended March 31, 2020
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$12,029	$-	$-	$12,029
Depreciation on operating leases	6,820	-	-	6,820
Interest expense	2,854	-	(20)	2,834
Net financing revenues	2,355	-	20	2,375

Voluntary protection contract revenues and insurance earned premiums	-	933	-	933
Investment and other income, net	155	187	(20)	322
Net financing and other revenues	2,510	1,120	-	3,630

Expenses:
Provision for credit losses	590	-	-	590
Operating and administrative expenses	1,197	364	-	1,561
Voluntary protection contract expenses and insurance losses	-	455	-	455
Total expenses	1,787	819	-	2,606

Income before income taxes	723	301	-	1,024
Provision for income taxes	39	72	-	111

Net income	$684	$229	$-	$913

Total assets	$121,180	$5,520	$(1,145)	$125,555

	Year ended March 31, 2019
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$11,640	$-	$-	$11,640
Depreciation on operating leases	6,909	-	-	6,909
Interest expense	2,769	-	(22)	2,747
Net financing revenues	1,962	-	22	1,984

Voluntary protection contract revenues and insurance earned premiums	-	904	-	904
Investment and other income, net	188	126	(22)	292
Net financing and other revenues	2,150	1,030	-	3,180

Expenses:
Provision for credit losses	372	-	-	372
Operating and administrative expenses	1,038	347	-	1,385
Voluntary protection contract expenses and insurance losses	-	446	-	446
Total expenses	1,410	793	-	2,203

Income before income taxes	740	237	-	977
Provision for income taxes	147	35	-	182

Net income	$593	$202	$-	$795

Total assets	$112,615	$5,066	$(1,165)	$116,516

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

Voluntary protection operations

The voluntary protection operations segment offers vehicle and payment protection products on Toyota, Lexus and other domestic and import vehicles that are primarily sold by dealers along with the sale of a vehicle.

Voluntary protection contract revenues

We receive the contractually determined dealer cost at the inception of the contract.  Revenue is then deferred and recognized over the term of the contract according to earnings factors established by management that are based upon historical loss experience.  Contracts sold range in term from 3 to 120 months and are typically cancellable at any time.  The effect of subsequent cancellations is recorded as an offset to unearned voluntary protection contract revenues in Other liabilities on our Consolidated Balance Sheets.

For the years ended March 31, 2021 and 2020, respectively, approximately 83 percent and 84 percent of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under ASU 2014-09.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses on the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the years ended March 31, 2021 and 2020.

We had $2.4 billion and $2.5 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2020 and March 31, 2021, respectively.  We recognized $696 million of the unearned amounts in voluntary protection contract revenues in our Consolidated Statements of Income during fiscal 2021.  We expect to recognize as revenue approximately $710 million in fiscal 2022 and $1.8 billion thereafter.

Insurance earned premiums

Revenues from providing coverage under various insurance contracts are recognized over the term of the coverage in relation to the timing and level of anticipated claims.  Revenues from insurance policies, net of premiums ceded to reinsurers, are earned over the terms of the respective policies in proportion to the estimated loss development.  Management relies on historical loss experience as a basis for establishing earnings factors used to recognize revenue over the term of the contract or policy.

Voluntary protection contract expenses and insurance losses

Voluntary protection contract expenses and insurance losses include amounts paid and accrued for loss events that are known and have been recorded as claims, estimates of losses incurred but not reported based on actuarial estimates and historical loss development patterns, and loss adjustment expenses that are expected to be incurred in connection with settling and paying these claims.

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities in our Consolidated Balance Sheets. These accruals arising from contracts entered into by TMIS are not significant as of March 31, 2021 and 2020.  Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Risk Transfer

Our voluntary protection operations transfer certain risks to protect us against the impact of unpredictable high severity losses.  The amounts recoverable from reinsurers and other companies that assume liabilities relating to our Voluntary protection operations are determined in a manner consistent with the related reinsurance or risk transfer contract.  Amounts recoverable from reinsurers and other companies on unpaid losses are recorded as a receivable but are not collectible until the losses are paid.  Revenues related to risks transferred are recognized on the same basis as the related revenues from the underlying contracts.  Covered losses are recorded as a reduction to Voluntary protection contract expenses and insurance losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Selected Quarterly Financial Data

	Unaudited
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Year ended March 31, 2021:
Financing revenues:
Operating lease	$2,129	$2,114	$2,122	$2,116
Retail	672	723	749	761
Dealer	111	98	103	101
Total financing revenues	2,912	2,935	2,974	2,978
Depreciation on operating leases	1,685	1,349	1,450	1,448
Interest expense	548	495	491	768
Net financing revenues	679	1,091	1,033	762

Voluntary protection contract revenues and insurance earned premiums	235	238	241	242
Investment and other income, net	176	90	179	(35)
Net financing revenues and other revenues	1,090	1,419	1,453	969

Expenses:
Provision for credit losses	183	65	118	60
Operating and administrative	345	389	354	399
Voluntary protection contract expenses and insurance losses	75	92	98	104
Total expenses	603	546	570	563

Income before income taxes	487	873	883	406
Provision for income taxes	113	218	215	86
Net income	$374	$655	$668	$320

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Selected Quarterly Financial Data (Continued)

	Unaudited
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Year ended March 31, 2020:
Financing revenues:
Operating lease	$2,184	$2,197	$2,212	$2,182
Retail	589	638	661	670
Dealer	190	183	171	152
Total financing revenues	2,963	3,018	3,044	3,004
Depreciation on operating leases	1,625	1,583	1,712	1,900
Interest expense	697	613	755	769
Net financing revenues	641	822	577	335

Voluntary protection contract revenues and insurance earned premiums	229	232	231	241
Investment and other income, net	118	97	57	50
Net financing revenues and other revenues	988	1,151	865	626

Expenses:
Provision for credit losses	75	61	128	326
Operating and administrative	337	358	406	460
Voluntary protection contract expenses and insurance losses	113	115	116	111
Total expenses	525	534	650	897

Income (loss) before income taxes	463	617	215	(271)
Provision (benefit) for income taxes	104	158	34	(185)
Net income (loss)	$359	$459	$181	$(86)

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of June 3, 2021.

Name	Age	Position
Mark S. Templin	60	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSIC;
		Director and Group Chief Operating Officer, TFSC

Scott Cooke	50	Director, Group Vice President and Chief Financial Officer, TMCC Chief Financial Officer, TFSIC

Ron Chu	63	Group Vice President – Accounting and Finance, TMCC Officer, Tax, TFSIC

Pete Carey	57	Group Vice President and President of Mazda Financial Services, TMCC

Alec Hagey	55	Group Vice President – Sales, Product, and Marketing, TMCC

Ellen L. Farrell	56	Vice President, General Counsel and Secretary, TMCC; Secretary, TFSIC

Mao Saka	50	Director and Treasurer, TMCC

Mike Owens	59	Group Vice President and Chief Risk Officer, TMCC;
		Director and Chairman, TFSB

Anna Sampang	51	Group Vice President – Service Operations, TMCC

Hiroyoshi Korosue	59	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Chief Officer, Sales Finance Business Group, TMC

Tetsuo Ogawa	61	Director, TMCC; Director, President and Chief Operating Officer, TMNA; Operating Officer and Chief Executive Officer, North America Region, TMC

Robert Carter	61	Director, TMCC; Director and President, TMS; Executive Vice President-Sales, TMNA;

All directors of TMCC are elected annually and hold office until their successors are elected and qualified.  Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Templin was named President and Chief Executive Officer of TMCC in September 2018.  He was named Director and Chairman of the TMCC Board of Directors in May 2016 and served as Chairman of the TMCC Board of Directors from May 2016 to August 2018.  He was also named Director, President and Chief Operating Officer of TFSIC in April 2016.  Mr. Templin has also served as a Director of TFSC since April 2016 and was named Group Chief Operating Officer of TFSC in September 2017.  From April 2016 to September 2017, he served as Chief Marketing Officer of TFSC.  From April 2013 to December 2017, Mr. Templin also served as Managing Officer of TMC, and from April 2016 to December 2017 he served as Deputy Chief Officer of TMC’s Sales Financial Business Group.  From April 2013 to April 2016, Mr. Templin served as Executive Vice President of TMC’s Lexus International Company, and from April 2012 to March 2013, Mr. Templin also served as General Manager of TMC’s Lexus Planning Division.  From October 2007 to March 2013, he served as Group Vice President and General Manager of TMS’s Lexus Division.  Mr. Templin first joined TMS in January 1990.

Mr. Cooke was named Director of TMCC and Chief Financial Officer of TFSIC in June 2019, Chief Financial Officer of TMCC in April 2019 and has served as a Group Vice President since December 2017. Prior to his appointment to  Chief Financial Officer, Mr. Cooke served as Group Vice President of Treasury, Business Intelligence, Analytics and Finance of TMCC from February 2019 to April 2019. From December 2017 to January 2019, he held the position of Group Vice President, Chief Risk Officer.  Mr. Cooke served as Vice President, Chief Risk Officer from July 2015 to December 2017.  Prior to that, he served as Corporate Manager, Product Planning for North American Products at TMS from July 2014 to July 2015.  From August 2012 to July 2014, Mr. Cooke held the position of Corporate Manager, Dealer Credit.  Mr. Cooke first joined TMCC in June 2003.

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

Ms. Farrell was named Vice President, General Counsel and Secretary of TMCC and Secretary of TFSIC in May 2020.  She previously served as Vice President – Social Innovation and Executive Advisor – Legal of TMNA from November 2019 to May 2020.  Prior to this, Ms. Farrell served as Vice President and Interim General Counsel of TMCC from May 2019 to November 2019, Secretary of TMCC from May 2019 to February 2020 and Secretary of TFSIC from June 2019 to February 2020.  Ms. Farrell served as Vice President, Deputy General Counsel of TMNA from May 2017 to November 2019, as Assistant General Counsel of TMS from May 2015 to May 2017 and as Senior Managing Counsel of TMS from August 2011 to May 2015.  Ms. Farrell first joined TMS in 1999.

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

Ms. Sampang was named Group Vice President – Service Operations in September 2019. She previously served as Vice President, Service Operations Strategy, Planning and Support of TMCC from April 2017 to September 2019. Ms. Sampang also served as Corporate Manager, Service Operations Strategy, Planning and Support for TMCC from September 2013 to March 2017. Prior to this, she served as Chief Operations Officer for TFSB from January 2012 to September 2013. Ms. Sampang first joined TMS in 1993.

Mr. Korosue was named Director of TMCC in April 2021. He was also named Chief Officer, Sales Finance Business Group of TMC, Director, President and Chief Executive Officer of TFSC, and Director, Chairman and Chief Executive Officer of TFSIC in April 2021. Prior to joining TMC, Mr. Korosue held the position of Managing Executive Director of Sumitomo Mitsui Banking Corporation (“SMBC”) from April 2018 to April 2021. Prior to this, he held the following positions at SMBC: Executive Officer, Regional Head of Greater Mekong Sub-Region Country Head of Thailand, General Manager of Bangkok Branch from April 2017 to April 2018, Director, Regional Head of Greater Mekong Sub-Region, Country Head of Thailand, General Manager of Bangkok Branch from April 2015 to April 2017, General Manager, Nihonbashi-Higashi Corporate Business Office, Tokyo from April 2014 to April 2015, and General Manager, Osaka Chuo Corporate Business Office, Osaka from July 2012 to April 2014. Mr. Korosue first joined SMBC in 1986.

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

Mr. Carter was named Director of TMCC in June 2017 and Executive Vice President-Sales of TMNA and President and Director of TMS in April 2017.  Prior to this, Mr. Carter held the following positions at TMS:  Senior Vice President from September 2012 to March 2017, Group Vice President and General Manager of Toyota Division from April 2007 to September 2012 and Group Vice President and General Manager of Lexus Division from April 2005 to April 2007.  Mr. Carter first joined TMS in 1981.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2021	2020
Audit fees	$11,254	$10,882
Audit related fees	-	199
Tax fees	397	422
All other fees	225	865
Total fees	$11,876	$12,368

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

Auditor Fees Pre-approval Policy

The TMCC Audit and Non-Audit Services Pre-Approval Policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be reviewed and pre-approved by the TMCC Audit Committee and TMCC Board of Directors.  All the services provided in fiscal 2021 and 2020 were pre-approved in accordance with the policy’s pre-approval requirements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 71 through 126.

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

(a)(3)Exhibits

See Exhibit Index on page 133.

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010.	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000.	(2)

4.1(a)	Indenture, dated as of August 1, 1991, between Toyota Motor Credit Corporation and The Chase Manhattan Bank, N.A.	(3)

4.1(b)	First Supplemental Indenture, dated as of October 1, 1991, among Toyota Motor Credit Corporation, Bankers Trust Company and The Chase Manhattan Bank, N.A.	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among Toyota Motor Credit Corporation, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) as successor to The Bank of New York Mellon, as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation, Appointment and Acceptance, dated as of April 26, 2010, among Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.	(7)

4.2(a)	Amended and Restated Agency Agreement, dated as of September 18, 2020, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch.	(8)

4.2(b)	Amended and Restated Note Agency Agreement, dated as of September 8, 2017, among Toyota Motor Credit Corporation, The Bank of New York Mellon S.A. /NV, Luxembourg branch, and The Bank of New York Mellon, acting through its London branch.	(9)

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3 filed January 24, 2018, Commission File Number 333-222676.
(4)	Incorporated herein by reference to Exhibit 4.1(b), filed with our Registration Statement on Form S-3 filed January 24, 2018, Commission File Number 333-222676.
(5)	Incorporated herein by reference to Exhibit 4.1(c), filed with our Registration Statement on Form S-3/A filed March 31, 2004, Commission File Number 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K filed March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1(d), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(8)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed September 22, 2020, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K/A filed September 14, 2017, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

4.3(a)	Sixth Amended and Restated Agency Agreement, dated as of September 28, 2006, among Toyota Motor Credit Corporation, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(10)

4.3(b)	Amendment Number 1 to the Sixth Amended and Restated Agency Agreement, dated as of March 4, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(11)

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

		(15)

10.4	Credit Support Agreement, dated as of July 14, 2000, between Toyota Financial Services Corporation and Toyota Motor Corporation.	(16)

10.5	Credit Support Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(17)

10.6	Amended and Restated Repurchase Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(18)

10.7(a)	Credit Support Fee Agreement, dated as of March 30, 2001, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(19)

10.7(b)	Amendment Number 1 to Credit Support Fee Agreement, dated as of June 17, 2005, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(20)

10.7(c)	Amendment Number 2 to the Credit Support Fee Agreement, dated as of September 7, 2012, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(21)

10.8	Revolving Credit Agreement, dated as of April 1, 2021, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(22)

10.9	Form of Indemnification Agreement between Toyota Motor Credit Corporation and its directors and officers. (P)	(23)

(15)	Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 12, 2019, Commission File Number 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.9, filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File Number 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.10, filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File Number 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.11, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File Number 1-9961.
(19)	Incorporated herein by reference to Exhibit 10.13, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File Number 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.13(b), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File Number 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed September 7, 2012, Commission File Number 1-9961.
(22)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed April 1, 2021, Commission File Number 1-9961.
(23)	Incorporated herein by reference to Exhibit 10.6, filed with our Registration Statement on Form S-1/A filed August 29, 1988, Commission File Number 33-22440. (P)

Exhibit Number	Description	Method of Filing

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema linkbase document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 3, 2021	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Templin	Director, President and	June 3, 2021
Mark S. Templin	Chief Executive Officer (Principal Executive Officer)

/s/ Scott Cooke	Director, Group Vice President and	June 3, 2021
Scott Cooke	Chief Financial Officer (Principal Financial Officer)

/s/ Ron Chu	Group Vice President -	June 3, 2021
Ron Chu	Accounting and Finance (Principal Accounting Officer)

/s/ Mao Saka	Director and Treasurer	June 3, 2021
Mao Saka

Director
Hiroyoshi Korosue

Director
Tetsuo Ogawa

/s/ Robert Carter	Director	June 3, 2021
Robert Carter