Form 10-Q
period 2021-06-30
TOYOTA MOTOR CREDIT CORP
filed 2021-08-05
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2021	2020
Financing revenues:
Operating lease	$2,120	$2,129
Retail	791	672
Dealer	88	111
Total financing revenues	2,999	2,912
Depreciation on operating leases	1,441	1,685
Interest expense	286	548
Net financing revenues	1,272	679

Voluntary protection contract revenues and insurance earned premiums	249	235
Investment and other income, net	156	176
Net financing revenues and other revenues	1,677	1,090

Expenses:
Provision for credit losses	(3)	183
Operating and administrative	384	345
Voluntary protection contract expenses and insurance losses	108	75
Total expenses	489	603

Income before income taxes	1,188	487
Provision for income taxes	267	113

Net income	$921	$374

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2021	2020
Net income	$921	$374
Other comprehensive income, net of tax
Net unrealized gains on available-for-sale marketable securities [net of tax provision of ($3) and ($5), respectively]	9	23
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0 and $3, respectively]	-	(11)
Other comprehensive income	9	12
Comprehensive income	$930	$386

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	June 30,	March 31,
	2021	2021
ASSETS
Cash and cash equivalents	$7,417	$8,195
Restricted cash and cash equivalents	3,322	1,957
Investments in marketable securities	4,843	4,820
Finance receivables, net of allowance for credit losses of $1,147 and $1,178	78,500	79,192
Investments in operating leases, net	37,784	37,091
Other assets	2,535	2,473
Total assets	$134,401	$133,728

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$109,133	$109,725
Deferred income taxes	2,638	2,860
Other liabilities	6,105	5,548
Total liabilities	117,876	118,133

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2021 and March 31, 2021	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	17	8
Retained earnings	15,591	14,670
Total shareholder's equity	16,525	15,595
Total liabilities and shareholder's equity	$134,401	$133,728

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	June 30,	March 31,
	2021	2021
ASSETS
Finance receivables, net	$21,097	$21,745
Investments in operating leases, net	8,585	6,599
Other assets	58	89
Total assets	$29,740	$28,433

LIABILITIES
Debt	$24,900	$24,212
Other liabilities	8	14
Total liabilities	$24,908	$24,226

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended June 30, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Cumulative-effect of adoption of ASU 2016-13	-	-	-	(218)	(218)
Net income	-	-	-	374	374
Other comprehensive income, net of tax	-	-	12	-	12
Balance at June 30, 2020	$915	$2	$27	$13,727	$14,671

	Three months ended June 30, 2021
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2021	$915	$2	$8	$14,670	$15,595

Net income	-	-	-	921	921
Other comprehensive income, net of tax	-	-	9	-	9
Balance at June 30, 2021	$915	$2	$17	$15,591	$16,525

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$921	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,471	1,710
Recognition of deferred income	(631)	(603)
Provision for credit losses	(3)	183
Amortization of deferred costs	238	175
Foreign currency and other adjustments to the carrying value of debt, net	26	541
Net gains from investments in marketable securities	(115)	(125)
Net change in:
Derivative assets	-	(18)
Other assets and accrued interest	(182)	84
Deferred income taxes	(225)	(259)
Derivative liabilities	15	(42)
Other liabilities	509	97
Net cash provided by operating activities	2,024	2,117

Cash flows from investing activities:
Purchase of investments in marketable securities	(614)	(778)
Proceeds from sales of investments in marketable securities	509	315
Proceeds from maturities of investments in marketable securities	200	277
Acquisition of finance receivables	(10,509)	(8,444)
Collection of finance receivables	8,506	6,140
Net change in wholesale and certain working capital receivables	2,775	4,423
Acquisition of investments in operating leases	(5,248)	(2,798)
Disposals of investments in operating leases	3,568	2,232
Long term loans to affiliates	(100)	-
Payments on long term loans from affiliates	100	6
Other, net	(13)	(14)
Net cash (used in) provided by investing activities	(826)	1,359

Cash flows from financing activities:
Proceeds from issuance of debt	10,242	16,968
Payments on debt	(11,074)	(6,452)
Net change in commercial paper and other short-term financing	214	(1,829)
Net change in financing support provided by affiliates	7	-
Net cash (used in) provided by financing activities	(611)	8,687
Net increase in cash and cash equivalents and restricted cash and cash equivalents	587	12,163
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	10,152	8,529
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$10,739	$20,692
Supplemental disclosures:
Interest paid, net	$485	$692
Income taxes paid, net	$55	$24

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three months ended June 30, 2021 and 2020 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2021 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2022 (“fiscal 2022”).

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2021 (“fiscal 2021”), which was filed with the Securities and Exchange Commission on June 3, 2021.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Other Matters

In fiscal 2021, TMCC began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”).  We are currently leveraging our existing processes and personnel to originate and service the new assets; however, we will continue to evaluate the private label financial services business, which includes partnering with or transitioning a portion of the business to our affiliates, some of which are not consolidated with TMCC.  We have also made certain technology investments to support the Mazda program and future private label customers.

Recently Adopted Accounting Guidance

On April 1, 2021, we adopted the following new accounting standards:

We adopted Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, along with the subsequently issued guidance, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met.  The provisions of this update are available to us until December 31, 2022.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

We adopted ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, which requires an entity to reevaluate the amortization period for callable debt securities held at a premium each reporting period.  The premium is amortized to the earliest call date of the debt security.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Accounting Guidance Issued But Not Yet Adopted

In July 2021, the FASB issued ASU 2021-05, Lessors-Certain Leases with Variable Lease Payments (Topic 842), which modifies the lease classification for certain leases. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or rate as an operating lease if certain criteria are met. This ASU is effective for us on April 1, 2022, with early application permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities

Investments in marketable securities consist of debt securities and equity investments.  We classify all of our debt securities as available-for-sale (“AFS”).  Except when fair value option is elected, AFS debt securities are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (“AOCI”), net of applicable taxes.  All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income.

In fiscal 2022, we have elected the fair value option for certain debt securities held within one of our affiliate investment portfolios for operational ease given the size and composition of this portfolio.  All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income.  We estimate the fair value of these securities using observed transaction prices, independent third-party pricing valuation vendors, and internal valuation models.  AFS debt securities for which fair value option is elected are not subject to credit loss impairment.  As of June 30, 2021, we held AFS debt securities for which fair value option was elected of $724 million.  The difference between the aggregate fair value and the aggregate unpaid principal balance of long-term AFS debt securities for which the fair value option was elected was not significant.

Investments in marketable securities consisted of the following:

	June 30, 2021
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$430	$7	$(7)	$430
Foreign government and agency obligations	31	-	-	31
Municipal debt securities	9	2	-	11
Commercial paper	43	-	-	43
Corporate debt securities	641	23	(1)	663
Mortgage-backed securities:
U.S. government agency	27	1	-	28
Non-agency residential	13	-	-	13
Non-agency commercial	71	3	(1)	73
Asset-backed securities	76	4	-	80
Total available-for-sale debt securities	$1,341	$40	$(9)	$1,372
Equity investments				3,471
Total investments in marketable securities				$4,843

	March 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$217	$4	$(10)	$211
Municipal debt securities	8	2	-	10
Commercial paper	196	-	-	196
Corporate debt securities	177	12	(2)	187
Mortgage-backed securities:
U.S. government agency	31	1	-	32
Non-agency residential	1	-	-	1
Non-agency commercial	47	2	(2)	47
Asset-backed securities	49	3	-	52
Total available-for-sale debt securities	$726	$24	$(14)	$736
Equity investments				4,084
Total investments in marketable securities				$4,820

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

For the three months ended June 30, 2021, non-cash investing activities related to in-kind redemptions and subsequent purchases amounted to $1.1 billion.

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of June 30, 2021 and March 31, 2021.

An allowance for credit losses is established when it is determined that a credit loss has occurred.  As of June 30, 2021, management determined that credit losses did not exist for securities in an unrealized loss position.  This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2021	2020
Available-for-sale debt securities:
Unrealized gains for securities for which the fair value option was elected	$9	$-
Realized gains	$-	$14

Equity investments:
Unrealized gains	$84	$100
Realized gains on sales	$22	$11

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.
	June 30, 2021
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$147	$149
Due after 1 year through 5 years	467	476
Due after 5 years through 10 years	316	321
Due after 10 years	224	232
Mortgage-backed and asset-backed securities [1]	187	194
Total	$1,341	$1,372

[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net

Finance receivables, net consists of the retail loan and dealer products portfolio segments, and includes deferred origination costs, deferred income, and allowance for credit losses.  Finance receivables, net also includes securitized retail receivables, which represent retail receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements, as discussed further in Note 8 – Variable Interest Entities.  Cash flows from these securitized retail receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2021	2021
Retail receivables [1]	$69,014	$66,991
Dealer financing	10,786	13,642
	79,800	80,633

Deferred origination costs	1,207	1,145
Deferred income	(1,360)	(1,408)
Allowance for credit losses
Retail and securitized retail receivables	(1,052)	(1,075)
Dealer financing	(95)	(103)
Total allowance for credit losses	(1,147)	(1,178)
Finance receivables, net	$78,500	$79,192
[1]	Includes securitized retail receivables of $21.4 billion and $22.1 billion as of June 30, 2021 and March 31, 2021, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $193 million and $187 million at June 30, 2021 and March 31, 2021, respectively.

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

Individual borrower accounts within the retail loan portfolio segment are segregated into aging categories based on the number of days outstanding.  The aging of finance receivables is updated monthly.

The following tables present the amortized cost basis of our retail loan portfolio by credit quality indicator based on number of days outstanding by origination year:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2021
	2022	2021	2020	2019	2018	2017 and Prior	Total
Aging of finance receivables:
Current	$9,157	$29,795	$14,097	$7,720	$5,064	$2,145	$67,978
30-59 days past due	21	220	144	106	77	62	630
60-89 days past due	-	65	44	31	21	19	180
90 days or greater past due	-	24	17	12	9	11	73
Total	$9,178	$30,104	$14,302	$7,869	$5,171	$2,237	$68,861

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2021
	2021	2020	2019	2018	2017	2016 and Prior	Total
Aging of finance receivables:
Current	$32,026	$16,047	$8,972	$5,977	$2,435	$496	$65,953
30-59 days past due	147	145	114	83	46	27	562
60-89 days past due	37	39	28	21	11	8	144
90 days or greater past due	18	18	13	9	5	6	69
Total	$32,228	$16,249	$9,127	$6,090	$2,497	$537	$66,728

The amortized cost of retail loan portfolio excludes accrued interest of $171 million and $160 million at June 30, 2021 and March 31, 2021, respectively.  The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination year:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2021
	2022	2021	2020	2019	2018	2017 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$3,482	$3,482
Credit Watch	-	-	-	-	-	-	83	83
At Risk	-	-	-	-	-	-	15	15
Default	-	-	-	-	-	-	-	-
Wholesale total	$-	$-	$-	$-	$-	$-	$3,580	$3,580
Real estate
Performing	$364	$1,717	$280	$511	$357	$1,650	$-	$4,879
Credit Watch	-	-	48	3	5	98	-	154
At Risk	9	13	-	-	-	26	-	48
Default	13	-	-	-	-	-	-	13
Real estate total	$386	$1,730	$328	$514	$362	$1,774	$-	$5,094
Working Capital
Performing	$171	$447	$285	$177	$38	$259	$702	$2,079
Credit Watch	18	1	-	6	-	-	-	25
At Risk	-	1	-	-	-	7	-	8
Default	-	-	-	-	-	-	-	-
Working capital total	$189	$449	$285	$183	$38	$266	$702	$2,112
Total	$575	$2,179	$613	$697	$400	$2,040	$4,282	$10,786

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2021
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

The amortized cost of the dealer products portfolio excludes accrued interest of $22 million and $27 million at June 30, 2021 and March 31, 2021, respectively.  As of June 30, 2021 and March 31, 2021, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant, respectively.

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

The following tables summarize the aging of the amortized cost basis of our finance receivables by class:

	June 30, 2021
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$630	$180	$73	$883	$67,978	$68,861	$40
Wholesale	-	-	-	-	3,580	3,580	-
Real estate	-	-	-	-	5,094	5,094	-
Working capital	-	-	-	-	2,112	2,112	-
Total	$630	$180	$73	$883	$78,764	$79,647	$40

	March 31, 2021
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$562	$144	$69	$775	$65,953	$66,728	$39
Wholesale	-	-	-	-	6,157	6,157	-
Real estate	-	-	-	-	5,203	5,203	-
Working capital	-	-	-	-	2,282	2,282	-
Total	$562	$144	$69	$775	$79,595	$80,370	$39

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2021 and 2020 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three months ended June 30, 2021 and 2020.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2021 and 2020, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

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

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended June 30, 2021
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2021	$1,075	$140	$1,215
Charge-offs	(33)	-	(33)
Recoveries	17	-	17
Provision for credit losses	(7)	4	(3)
Ending balance, June 30, 2021 [1]	$1,052	$144	$1,196

[1]

Ending balance includes $49 million of allowance for credit losses related to off-balance sheet commitments in the dealer products portfolio which is included in Other liabilities on the Consolidated Balance Sheet.

	Three months ended June 30, 2020
Allowance for Credit Losses for Finance Receivables:	Retail loan	Dealer products	Total
Beginning balance, April 1, 2020	$486	$241	$727
Adoption of ASU 2016-13 [1]	281	11	292
Charge-offs	(69)	-	(69)
Recoveries	9	1	10
Provision for credit losses	226	(43)	183
Ending balance, June 30, 2020 [2]	$933	$210	$1,143

[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020. See Note 1 – Basis of Presentation and Significant Accounting Policies in our fiscal 2021 Form 10-K.
[2]

Ending balance includes $39 million of allowances for credit losses related to off-balance sheet commitments in the dealer products portfolio which is included in Other liabilities on the Consolidated Balance Sheet.

We have elected to exclude accrued interest from the measurement of expected credit losses as we apply policies and procedures that result in the timely write-offs of accrued interest. Accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables for the dealer products portfolio segment as of June 30, 2021 includes $1,033 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $171 million in finance receivables that are guaranteed by third-party private Toyota distributors.  Finance receivables for the dealer products portfolio segment as of June 30, 2020 includes $989 million in finance receivables that are guaranteed by TMNA, and $127 million in finance receivables that are guaranteed by third-party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

For the three months ended June 30, 2020, the allowance for credit losses increased $416 million reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13, and an increase of $124 million primarily due to the increase in expected credit losses driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  In addition, the increase in the provision of credit losses was due to the adoption of ASU 2016-13 in fiscal 2021, which replaced the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitment.

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

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2021	2021
Investments in operating leases [1]	$48,692	$48,337
Deferred origination (fees) and costs, net	(72)	(101)
Deferred income	(1,790)	(1,759)
Accumulated depreciation	(9,046)	(9,386)
Investments in operating leases, net	$37,784	$37,091
[1]	Includes securitized investments in operating leases of $11.9 billion and $9.3 billion as of June 30, 2021 and March 31, 2021, respectively.

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

Offsetting of Derivatives

Accounting guidance permits the net presentation on our Consolidated Balance Sheets of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists, or when the derivative receivables and derivative payables meet all the conditions for the right of setoff to exist.  When we meet this condition, we elect to present such balances on a net basis.

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2021, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

Centrally Cleared Derivatives

For our centrally cleared derivatives, variation margin payments are legally characterized as settlement payments and accounted for with corresponding derivative positions as one unit of account as opposed to collateral.  Initial margin payments are separately recorded in Other assets on our Consolidated Balance Sheets. We perform valuation and margin exchange on a daily basis.  Similar to the OTC swaps, there may be a delay of up to one day between the exchange of margin payments and the valuation of our derivatives.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	June 30, 2021		March 31, 2021
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$48,706	$1,041	$44,125	$1,026
Foreign currency swaps	7,417	348	7,274	330
Total	$56,123	$1,389	$51,399	$1,356

Counterparty netting		(726)		(840)
Collateral held		(609)		(462)
Carrying value of derivative contracts – Other assets		$54		$54

Other liabilities:
Interest rate swaps	$50,656	$880	$55,062	$1,142
Foreign currency swaps	5,283	282	4,321	243
Total	$55,939	$1,162	$59,383	$1,385

Counterparty netting		(726)		(840)
Collateral posted		(420)		(544)
Carrying value of derivative contracts – Other liabilities		$16		$1

As of June 30, 2021 and March 31, 2021, we held excess collateral of $19 million and $29 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets.  As of June 30, 2021 and March 31, 2021, we posted initial margin and excess collateral of $2 million and $10 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2021	2020
Interest expense on debt	$389	$576
Interest expense on derivatives	66	109
Interest expense on debt and derivatives	455	685

Losses on debt denominated in foreign currencies	10	548
Losses (gains) on foreign currency swaps	25	(593)
Gains on U.S. dollar interest rate swaps	(204)	(92)
Total interest expense	$286	$548

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	June 30, 2021			March 31, 2021
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	84,483	84,233	1.21%	85,759	85,513	1.31%
Secured notes and loans payable	24,951	24,900	1.15%	24,256	24,212	1.29%
Total debt	$109,434	$109,133	1.20%	$110,015	$109,725	1.31%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $17.0 billion as of June 30, 2021 and March 31, 2021, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities (Continued)

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal 2022, 2023, and 2025, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as of June 30, 2021 and March 31, 2021.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $7.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  As of June 30, 2021, $2.7 billion of this facility was utilized.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of June 30, 2021, TMCC had committed bank credit facilities totaling $4.4 billion, of which $2.0 billion, $2.1 billion, and $300 million mature in fiscal 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of June 30, 2021 and March 31, 2021. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of June 30, 2021 and March 31, 2021.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.  Amounts borrowed from affiliates are recorded in Other liabilities on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 8 – Variable Interest Entities

Consolidated Variable Interest Entities

We use one or more special purpose entities that are considered Variable Interest Entities (“VIEs”) to issue asset-backed securities to third-party bank-sponsored asset-backed securitization vehicles and to investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows related to retail finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”).  We hold variable interests in the VIEs that could potentially be significant to the VIEs.  We determined that we are the primary beneficiary of the securitization trusts because (i) our servicing responsibilities for the Securitized Assets give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant.

The following tables show the assets and liabilities related to our VIE securitization transactions that were included on our Consolidated Balance Sheets:

	June 30, 2021
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,344	$21,097	$45	$18,819	$7
Investments in operating leases	504	8,585	13	6,081	1
Total	$1,848	$29,682	$58	$24,900	$8

	March 31, 2021
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,521	$21,745	$46	$19,665	$13
Investments in operating leases	436	6,599	43	4,547	1
Total	$1,957	$28,344	$89	$24,212	$14

Restricted Cash, including cash equivalents, shown in the previous table represents collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net securitized assets shown in the previous table are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses.  Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,459 million and $1,409 million of securities retained by TMCC at June 30, 2021 and March 31, 2021, respectively.  Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021 and revenues earned from these dealers for the three months ended June 30, 2021 and 2020 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of and for the three months ended June 30, 2021 and 2020 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2021	2021
Commitments:
Credit facilities commitments with dealers	$2,967	$2,338
Commitments under operating lease agreements	132	141
Total commitments	3,099	2,479
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,199	$2,579

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and voluntary protection business and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions in our fiscal 2021 Form 10-K.

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $8 million for the three months ended June 30, 2021, as compared to $9 million for the same period in fiscal 2021.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the previous table include $91 million and $93 million for facilities leases with affiliates at June 30, 2021 and March 31, 2021, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

June 30,
Years ending March 31,	2021
2022	$16
2023	18
2024	16
2025	13
2026	12
Thereafter	57
Total	$132
Present value discount	(15)
Total operating lease liability	$117

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

June 30,
2021
ROU assets	$107
Weighted average remaining lease term (in years)	8.7
Weighted average discount rate	2.77%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$10

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2021 and March 31, 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements.  Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2021, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2021 and March 31, 2021, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $267 million for the three months ended June 30, 2021, compared to $113 million for the same period in fiscal 2021.  Our effective tax rate was 22 percent for the three months ended June 30, 2021, compared to 23 percent for the same period in fiscal 2021.  The increase in the provision for income taxes for the three months ended June 30, 2021, compared to the same period in fiscal 2021, was primarily due to the increase in income before income taxes.  The change in our effective tax rate for the three months ended June 30, 2021, compared to the same period in fiscal 2021, was primarily attributable to the tax benefit from the federal tax credits recognized in fiscal 2022.

Tax-related Contingencies

As of June 30, 2021, we remain under IRS examination for fiscal 2018 through fiscal 2022.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended June 30, 2021, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the deferred deduction of allowance for credit losses and residual value loss estimates and other deferred costs.  The total deferred tax liability, net of these deferred tax assets, was $2.6 billion and $2.9 billion at June 30, 2021 and March 31, 2021, respectively.  Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In April 2021, TMCC increased financing support available to Toyota Finance New Zealand Limited to $250 million.  In August 2021, TMCC increased financing support available to Toyota Financial Savings Bank to $1.0 billion.

Except for the transactions mentioned above, as of June 30, 2021, there were no material changes to our related party agreements or relationships as described in our fiscal 2021 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended
	June 30,
	2021	2020
Net financing revenues:
Manufacturer's subvention and other revenues	$479	$499
Depreciation on operating leases	$(28)	$(23)

Interest expense:
Credit support fees, interest and other expenses	$24	$38

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$42	$44

Investment and other income, net:
Interest and other income	$3	$8

Expenses:
Operating and administrative expenses	$21	$20

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	June 30,	March 31,
	2021	2021
Assets:
Cash and cash equivalents
Commercial paper	$2	$6

Investments in marketable securities
Commercial paper	$43	$196

Finance receivables, net
Accounts receivable	$116	$140
Deferred retail subvention income	$(1,102)	$(1,156)

Investments in operating leases, net
Investments in operating leases, net	$(240)	$(236)
Deferred lease subvention income	$(1,477)	$(1,528)

Other assets
Notes receivable	$869	$869
Other receivables, net	$84	$83

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$363	$352
Other payables, net	$183	$306
Notes payable	$26	$19

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of June 30, 2021 and March 31, 2021, the subvention receivable from TMNA was $138 million and $184 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of June 30, 2021 and March 31, 2021, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	June 30, 2021
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$419	$11	$-	$-	$430
Foreign government and agency obligations	-	31	-	-	31
Municipal debt securities	-	8	3	-	11
Commercial paper	-	43	-	-	43
Corporate debt securities	-	663	-	-	663
Mortgage-backed securities:
U.S. government agency	-	28	-	-	28
Non-agency residential	-	9	4	-	13
Non-agency commercial	-	70	3	-	73
Asset-backed securities	-	63	17	-	80
Available-for-sale debt securities total	419	926	27	-	1,372
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,111
Total return bond funds	1,415	-	-	-	1,415
Equity mutual funds	945	-	-	-	945
Equity investments total	2,360	-	-	-	3,471
Investments in marketable securities total	2,779	926	27	-	4,843
Derivative assets:
Interest rate swaps	-	1,041	-	-	1,041
Foreign currency swaps	-	348	-	-	348
Counterparty netting and collateral	-	-	-	(1,335)	(1,335)
Derivative assets total	-	1,389	-	(1,335)	54
Assets at fair value	2,779	2,315	27	(1,335)	4,897
Derivative liabilities:
Interest rate swaps	-	(880)	-	-	(880)
Foreign currency swaps	-	(282)	-	-	(282)
Counterparty netting and collateral	-	-	-	1,146	1,146
Liabilities at fair value	-	(1,162)	-	1,146	(16)
Net assets at fair value	$2,779	$1,153	$27	$(189)	$4,881

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of June 30, 2021and March 31, 2021, or Consolidated Statements of Income for the three months ended June 30, 2021 and 2020.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2021 and March 31, 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	June 30, 2021
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$67,974	$-	$-	$71,323	$71,323
Wholesale	3,570	-	-	3,591	3,591
Real estate	5,038	-	-	5,149	5,149
Working capital	1,992	-	-	1,959	1,959

Financial liabilities
Unsecured notes and loans payable	$84,233	$-	$85,562	$55	$85,617
Secured notes and loans payable	24,900	-	-	25,169	25,169

	March 31, 2021
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$65,808	$-	$-	$69,007	$69,007
Wholesale	6,132	-	-	6,158	6,158
Real estate	5,142	-	-	5,224	5,224
Working capital	2,154	-	-	2,171	2,171

Financial liabilities
Unsecured notes and loans payable	$85,513	$-	$86,205	$555	$86,760
Secured notes and loans payable	24,212	-	-	24,478	24,478

Accrued interest related to finance receivables is in Other assets in the Consolidated Balance Sheets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments.  Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the previous tables, along with the finance receivables, deferred origination costs, deferred income, and allowance for credit losses.  Finance receivables in the previous tables excludes related party transactions, for which the fair value approximates the carrying value, of $116 million and $140 million at June 30, 2021 and March 31, 2021, respectively.  Fair values of related party finance receivables, net are classified as Level 3 within the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 within the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended June 30, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,999	$-	$-	$2,999
Depreciation on operating leases	1,441	-	-	1,441
Interest expense	286	-	-	286
Net financing revenues	1,272	-	-	1,272

Voluntary protection contract revenues and insurance earned premiums	-	249	-	249
Investment and other income, net	19	137	-	156
Net financing and other revenues	1,291	386	-	1,677

Expenses:
Provision for credit losses	(3)	-	-	(3)
Operating and administrative expenses	292	92	-	384
Voluntary protection contract expenses and insurance losses	-	108	-	108
Total expenses	289	200	-	489

Income before income taxes	1,002	186	-	1,188
Provision for income taxes	221	46	-	267

Net income	$781	$140	$-	$921

Total assets at June 30, 2021	$128,015	$6,524	$(138)	$134,401

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

	Three months ended June 30, 2020
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,912	$-	$-	$2,912
Depreciation on operating leases	1,685	-	-	1,685
Interest expense	548	-	-	548
Net financing revenues	679	-	-	679

Voluntary protection contract revenues and insurance earned premiums	-	235	-	235
Investment and other income, net	32	144	-	176
Net financing and other revenues	711	379	-	1,090

Expenses:
Provision for credit losses	183	-	-	183
Operating and administrative expenses	256	89	-	345
Voluntary protection contract expenses and insurance losses	-	75	-	75
Total expenses	439	164	-	603

Income before income taxes	272	215	-	487
Provision for income taxes	62	51	-	113

Net income	$210	$164	$-	$374

Total assets at June 30, 2020	$129,065	$5,720	$(42)	$134,743

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three months ended June 30, 2021 and 2020, approximately 82 percent and 83 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three months ended June 30, 2021 and 2020.

We had $2.4 billion and $2.5 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2020 and March 31, 2021, respectively.  We recognized $192 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three months ended June 30, 2021, compared to $188 million recognized during the same period in fiscal 2021.  At June 30, 2021, we had unearned voluntary protection contract revenues of $2.5 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $558 million during fiscal 2022, and $1.9 billion thereafter.  At June 30, 2020, we had unearned voluntary protection contract revenues of $2.3 billion associated with outstanding contracts.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2021 (“fiscal 2021”), including the following:

•	Risks related to health epidemics and other outbreaks;
•

Changes in general business, economic, and geopolitical conditions, including trade policy, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•

A decline in Toyota Motor North America, Inc. (“TMNA”) or any private label sales volume and the level of TMNA or any private label sponsored subvention, cash, and contractual residual value support incentive programs;

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

•	Changes in our credit ratings and those of our ultimate parent, Toyota Motor Corporation (“TMC”) and changes in our credit support arrangements;
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Flaws in the design, implementation and use of quantitative models and revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value or market prices of our investment securities;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our voluntary protection operations;
•	Changes to existing, or adoption of new, accounting standards;
•	A security breach or a cyber-attack;

•	Failure to maintain compliant enterprise data practices, including the collection, use, sharing, and security of personally identifiable and financial information of our customers and employees;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny; and
•	Changes in the economies and applicable laws in the states where we have concentration risk.

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

Fiscal 2022 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2022 (“fiscal 2022”), the United States (“U.S.”) economy continued to be impacted by the global outbreak of coronavirus and related variants (“COVID-19”) and the extraordinary governmental measures intended to slow its spread; However, in conjunction with increases in vaccination rates, lower COVID-19 cases since the beginning of calendar year 2021 and the easing of restrictive measures in recent months, there have been improving trends in unemployment levels and consumer confidence.  Despite these trends, there is uncertainty around the duration and the severity of the COVID-19 pandemic, the timing and strength of the economy’s recovery and the impacts of government support and lender relief programs ending.  The impact of the COVID-19 pandemic on our future operations is difficult to predict, but the curtailment of economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, ending of government support programs, or delayed consumer response to the lifting of restrictive measures, or permanent behavior changes in consumer spending could have further negative impact on consumer economics, dealerships, and auction sites, which could have a material adverse impact on our business, financial condition, and future results of operations. In addition, changes in the economy that adversely impact the consumer, such as higher interest rates, elevated debt levels and an increase in unemployment from the current levels could adversely impact our results of operations.

Average used vehicle values continued to increase in the first quarter of fiscal 2022 to historically high levels, primarily due to the lack of availability of new vehicles as a result of economic conditions caused by the COVID-19 pandemic including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks.  Declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

Conditions in the global capital markets were generally stable during the first quarter of fiscal 2022, as the economy and capital markets continued to recover from the COVID-19 pandemic. We maintain broad global access to both domestic and international markets. However, uncertainty regarding the course of the pandemic or future changes in U.S. monetary policy could cause disruptions in the capital markets and increase our funding costs during the remainder of the fiscal year.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended
	June 30,
(Dollars in millions)	2021	2020
Net income:
Finance operations [1]	$781	$210
Voluntary protection operations [1]	140	164
Total net income	$921	$374

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $921 million for the first quarter of fiscal 2022, compared to $374 million for the same period in fiscal 2021.  The increase in net income for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to a $262 million decrease in interest expense, a $244 million decrease in depreciation on operating leases, a $186 million decrease in provision for credit losses, and an $87 million increase in total financing revenues, partially offset by a $154 million increase in provision for income taxes, a $39 million increase in operating and administrative expense, and a $33 million increase in voluntary protection contract expenses and insurance losses.

Our overall capital position increased $0.9 billion, bringing total shareholder’s equity to $16.5 billion at June 30, 2021 as compared to $15.6 billion at March 31, 2021.  Our debt decreased to $109.1 billion at June 30, 2021 from $109.7 billion at March 31, 2021.  Our debt-to-equity ratio decreased to 6.6 at June 30, 2021 from 7.0 at March 31, 2021.

Finance Operations

The following table summarizes key results of our finance operations:

	Three months ended
	June 30,		Percentage
(Dollars in millions)	2021	2020	change
Financing revenues:
Operating lease	$2,120	$2,129	-%
Retail	791	672	18%
Dealer	88	111	(21)%
Total financing revenues	2,999	2,912	3%
Depreciation on operating leases	1,441	1,685	(14)%
Interest expense	286	548	(48)%
Net financing revenues	1,272	679	87%

Investment and other income, net	19	32	(41)%
Net financing and other revenues	1,291	711	82%

Expenses:
Provision for credit losses	(3)	183	(102)%
Operating and administrative expenses	292	256	14%
Total expenses	289	439	(34)%

Income before income taxes	1,002	272	268%
Provision for income taxes	221	62	256%

Net income from finance operations	$781	$210	272%

Our finance operations reported net income of $781 million for the first quarter of fiscal 2022, compared to $210 million for the same period in fiscal 2021.  The increase in net income from finance operations for the first quarter of fiscal 2022, compared to the same period in fiscal 2021 was primarily due to a $262 million decrease in interest expense, a $244 million decrease in depreciation on operating leases, a $186 million decrease in provision for credit losses, and a $87 million increase in total financing revenues, partially offset by a $159 million increase in provision for income taxes and a $36 million increase in operating and administrative expenses.

Financing Revenues

Total financing revenues increased 3 percent during the first quarter of fiscal 2022 as compared to the same period in fiscal 2021 due to the following:

•	Operating lease revenues remained relatively unchanged in the first quarter of fiscal 2022 as compared to same period in fiscal 2021.
•	Retail financing revenues increased 18 percent for the first quarter of fiscal 2022 as compared to the same period in fiscal 2021, primarily due to higher average outstanding earning asset balances.
•

Dealer financing revenues decreased 21 percent in the first quarter of fiscal 2022 as compared to the same period in fiscal 2021, primarily due to lower average outstanding earning asset balances from lower average inventory levels.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 5.15 percent for the first quarter of fiscal 2022, compared to 4.5 percent for the same period in fiscal 2021.

Depreciation on Operating Leases

We reported depreciation on operating leases of $1,441 million for the first quarter of fiscal 2022, compared to $1,685 million for the same period in fiscal 2021, primarily due to lower residual value losses as a result of an increase in average used vehicle values.  The economic conditions caused by the COVID-19 pandemic resulted in higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased vehicle inventory supply.  In fiscal 2021, there was a temporary suspension of automobile and component manufacturing and there have been additional delays affecting the supply chain and logistics networks that resulted in an increase in the sale of used vehicles due to their availability.

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

	Three months ended
	June 30,
(Dollars in millions)	2021	2020
Interest expense on debt	$389	$576
Interest expense on derivatives	66	109
Interest expense on debt and derivatives	455	685

Losses on debt denominated in foreign currencies	10	548
Losses (gains) on foreign currency swaps	25	(593)
Gains on U.S. dollar interest rate swaps	(204)	(92)
Total interest expense	$286	$548

During the first quarter of fiscal 2022, total interest expense decreased to $286 million from $548 million, for the same period in fiscal 2021.  The decrease is attributable to a decrease in interest expense on debt and derivatives combined, higher gains on U.S. dollar interest rate swaps, partially offset by losses on foreign currency swaps and debt denominated in foreign currencies.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During the first quarter of fiscal 2022, interest expense on debt and derivatives decreased to $455 million from $685 million for the same period in fiscal 2021. The decrease in interest expense on debt is due to a decrease in weighted average interest rates, partially offset by an increase in portfolio size, compared to June 30, 2020.  The decrease in interest expense on derivatives is primarily due to a decrease in interest expense on pay-float swaps partially offset by an increase in interest expense on pay-fixed swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first quarter of fiscal 2022, we recorded net losses of $35 million, primarily as a result of increases in foreign currency swap rates across various currencies in which our debt is denominated.  During the first quarter of fiscal 2021, we recorded net gains of $45 million, primarily as a result of decreases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first quarter of fiscal 2022, we recorded gains of $204 million, primarily due to the impact from net interest income on our pay-fixed swaps.  During the first quarter of fiscal 2021, we recorded net gains of $92 million, primarily as a result of decreases in U.S. dollar swap rates, with the majority of gains attributable to our pay-float swaps.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $19 million for the first quarter of fiscal 2022, compared to $32 million for the same period in fiscal 2021.  The decrease in investment and other income, net for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to lower average balances in our cash equivalents and investment in marketable securities portfolio.

Provision for Credit Losses

We recorded a benefit for credit losses of $3 million for the first quarter of fiscal 2022, compared to a provision for credit losses of $183 million for the same period in fiscal 2021.  The decrease in the provision for credit losses for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to a decrease in expected credit losses in response to improvements in the macroeconomic forecast.  In the first quarter of fiscal 2021, we increased the expected credit losses for our retail loan portfolio due to a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in stay-at-home orders, increased unemployment, and decreased consumer spending.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $292 million for the first quarter of fiscal 2022, compared to $256 million for the same period in fiscal 2021. The increase in operating and administrative expenses for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, was due to an increase in employee expenses and general operating expenses.

Voluntary Protection Operations

The following table summarizes key results of our voluntary protection operations:

	Three months ended
	June 30,		Percentage
	2021	2020	change
Contracts (units in thousands)
Issued	824	498	65%
Average in force	9,816	9,424	4%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$249	$235	6%
Investment and other income, net	137	144	(5)%
Revenues from voluntary protection operations	386	379	2%

Expenses:
Voluntary protection contract expenses and insurance losses	108	75	44%
Operating and administrative expenses	92	89	3%
Total expenses	200	164	22%

Income before income taxes	186	215	(13)%
Provision for income taxes	46	51	(10)%

Net income from voluntary protection operations	$140	$164	(15)%

Our voluntary protection operations reported net income of $140 million for the first quarter of fiscal 2022, compared to $164 million for the same period in fiscal 2021.  The decrease in net income from voluntary protection operations for the first quarter of fiscal 2022, compared to same period in fiscal 2021, was primarily due to a $33 million increase in voluntary protection contract expenses and insurance losses, partially offset by a $5 million decrease in provision for income taxes.  Contracts issued increased 65 percent in the first quarter of fiscal 2022, compared to the same period in fiscal 2021. The lower contract issuances in the first quarter of fiscal 2021 was mainly due to lower overall auto sales and other economic impacts caused by the COVID-19 pandemic.  The average number of contracts in force increased 4 percent for the first quarter of fiscal 2022, respectively, compared to the same period in fiscal 2021, due to net growth in the voluntary protection portfolio in recent prior years, most notably in guaranteed auto protection contracts and prepaid maintenance contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $249 million for the first quarter of fiscal 2022, compared to $235 million for the same period in fiscal 2021.  Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level, age, and mix of in force contracts.  Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims.  The increase in voluntary protection contract revenues and insurance earned premiums for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to an increase in our average in force contracts resulting from voluntary protection portfolio growth from prior years.

Investment and Other Income, Net

Our voluntary protection operations reported investment and other income, net of $137 million for the first quarter of fiscal 2022, compared to $144 million for the same period in fiscal 2021.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any.  The decrease in investment and other income, net for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to a decrease in gains from the changes in fair value on our equity securities, and a decrease in gains from sales of investments in marketable securities, partially offset by an increase in interest and dividend income.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $108 million for the first quarter of fiscal 2022, compared to $75 million for the same period in fiscal 2021.  Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations.  Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The increase in voluntary protection contract expenses and insurance losses for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to an increase in frequency of claims in our prepaid maintenance contracts, guaranteed auto protection contracts and tire and wheel contracts.  Our voluntary protection contract expenses and insurance losses in fiscal 2021 were impacted by lower claims as a result of changes in consumer driving patterns caused by the COVID-19 pandemic, including restrictions and other changes in behavior.

Operating and Administrative Expenses

Our voluntary protection operations operating and administrative expenses increased slightly to $92 million for the first quarter of fiscal 2022, compared to $89 million for the same period in fiscal 2021.

Provision for Income Taxes

We recorded a provision for income taxes of $267 million for the first quarter of fiscal 2022, compared to $113 million for the same period in fiscal 2021.  Our effective tax rate was 22 percent for the first quarter of fiscal 2022, compared to 23 percent for the same period in fiscal 2021.  The increase in the provision for income taxes for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to the increase in income before income taxes.  The change in our effective tax rate for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily attributable to the tax benefit from the federal tax credits recognized in the first quarter of fiscal 2022.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended
	June 30,		Percentage
(units in thousands):	2021	2020	change
Vehicle financing volume [1]:
New retail contracts	192	161	19%
Used retail contracts	126	102	24%
Lease contracts	154	83	86%
Total	472	346	36%

TMNA subvened vehicle financing volume [2]:
New retail contracts	54	79	(32)%
Used retail contracts	6	22	(73)%
Lease contracts	101	61	66%
Total	161	162	(1)%

Market share of TMNA sales [3]:	55.9%	64.3%

[1]

Total financing volume was comprised of approximately 64 percent Toyota, 16 percent Mazda, 14 percent Lexus, and 6 percent non-Toyota/Lexus/Mazda for the first quarter of fiscal 2022.  Total financing volume was comprised of approximately 67 percent Toyota, 14 percent Lexus, 13 percent Mazda, and 6 percent non-Toyota/Lexus for the first quarter of fiscal 2021.

[2]	TMNA subvened volume units are included in the total vehicle financing. Units exclude third-party subvened units.
[3]

Represents the percentage of total domestic TMNA sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs, sales of private Toyota distributors and private label vehicles financed.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota, Lexus, and private label dealers, is dependent upon TMNA and private label sales volume, the level of TMNA, private label, and third-party sponsored subvention and other incentive programs, as well as TMCC competitive rate and other incentive programs.

Our financing volume increased 36 percent for the first quarter of fiscal 2022, compared to the same period in fiscal 2021.  In the first quarter of fiscal 2021our financing volume was negatively impacted by the decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in an unprecedented increase in unemployment claims and a significant decline in consumer spending.  In the first quarter of fiscal 2022, as the economy continues to recover, our financing volume for both retail contracts and lease contracts significantly increased, as compared to same period in fiscal 2021.  In addition to the recovering economy, the increase in lease contracts was driven by an increased level of incentive and subvention programs and continued growth in volume from our private label financial services.  The increase in used retail contract volume was also driven by the availability of used vehicles relative to new vehicles.  Economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles.

Our market share of TMNA sales decreased approximately 8 percentage points for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, due to lower levels of subvention on new and used retail contracts and increased competition from financial institutions.

The composition of our net earning assets is summarized below:

	June 30,	March 31,	Percentage
(Dollars in millions)	2021	2021	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$67,809	$65,653	3%
Dealer financing, net [1]	10,691	13,539	(21)%
Total finance receivables, net	78,500	79,192	(1)%
Investments in operating leases, net	37,784	37,091	2%
Net earning assets	$116,284	$116,283	-%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,009	1,002	1%
Dealers outside of the Toyota/Lexus/private label dealer network	393	395	(1)%
Total number of dealers receiving wholesale financing	1,402	1,397	-%

Dealer inventory outstanding (units in thousands)	92	185	(50)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 19 percent for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, due to the recovering economy and increased demand for new vehicles, as well as continued growth in new vehicle financing volume from our private label financial services in fiscal 2021.

Our used retail contracts increased by 24 percent for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, primarily due to the availability of used vehicles relative to new vehicles, resulting from economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistic networks.

Our retail finance receivables, net increased 3 percent at June 30, 2021 as compared to March 31, 2021 due to an increase in new volume financed, as well as an increase in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 86 percent for the first quarter of fiscal 2022, compared to the same period in fiscal 2021, due to the recovering economy, an increased level of incentive and subvention programs, as well as the continued growth in lease contract volume from our private label financial services.  Our investments in operating leases, net, increased 2 percent at June 30, 2021, as compared to March 31, 2021, due to increased vehicle values, including the additional investment in operating leases from our private label financial services.

Dealer Financing and Earning Assets

Dealer financing, net decreased 21 percent at June 30, 2021, as compared to March 31, 2021, primarily due to a decrease in dealer inventory and related financing.  Economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a temporary decrease in dealer new vehicle inventory levels.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended
	June 30,		Percentage
	2021	2020	change
Depreciation on operating leases (dollars in millions)	$1,441	$1,685	(14)%
Average operating lease units outstanding (in thousands)	1,342	1,347	-%

Depreciation expense on operating leases decreased 14 percent during the first quarter of fiscal 2022, as compared to the same period in fiscal 2021, primarily due to lower residual value losses as a result of an increase in average used vehicle values.  The economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles, which has led to higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased vehicle inventory supply.

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

The following table provides information related to our origination experience:

	June 30,	March 31,	June 30,
	2021	2021	2020
Average consumer portfolio origination FICO score	740	744	746
Average retail loan origination term (months) [1]	69	68	68
[1]	Retail loan origination greater than or equal to 78 months was 8% as of June 30, 2021 and March 31, 2021, respectively, and 7% as of June 30, 2020.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2021 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	June 30,	March 31,	June 30,
	2021	2021	2020
Net charge-offs as a percentage of average finance receivables [1,5]	0.19%	0.29%	0.32%

Default frequency as a percentage of outstanding finance receivables contracts [1]	0.85%	0.90%	0.82%

Average finance receivables loss severity per unit [2]	$8,417	$10,035	$10,129

Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.32%	0.27%	0.38%
Operating leases	0.19%	0.20%	0.42%

[1]

The ratio for net charge-offs and the ratio for default frequency have been annualized using three months results for the periods ended June 30, 2021 and 2020.  Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
[5]	Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity.  Our net charge-offs as a percentage of average finance receivables for first quarter of fiscal 2022 decreased to 0.19 percent at June 30, 2021 from 0.32 percent at June 30, 2020, and our average finance receivables loss severity per unit for the first quarter of fiscal 2022 decreased to $8,417 from $10,129 in the first quarter of fiscal 2021, primarily due to higher average used vehicle values, which reduced net charge-offs and loss per unit.  Our default frequency as a percentage of outstanding finance receivable contracts increased slightly to 0.85 percent for the first quarter of fiscal 2022, compared to 0.82 percent in the same period in fiscal 2021.

Our aggregate balances for accounts 60 or more days past due on finance receivables decreased to 0.32 percent at June 30, 2021, compared to 0.38 percent at June 30, 2020, but increased from 0.27 percent at March 31, 2021.  Our aggregate balances for accounts 60 or more days past due on operating leases decreased to 0.19 percent at June 30, 2021, compared to 0.42 percent at June 30, 2020, and 0.20 percent at March 31, 2021.  For a period of time in fiscal 2021, we temporarily suspended outbound collection activities in states with state-wide stay-at-home orders but have since resumed these activities where legally permissible to do so, which resulted in lower aggregate balances for accounts 60 or more days past due.  If the negative economic conditions caused by the COVID-19 pandemic continue, delinquencies and charge-offs could increase.

Allowance for Credit Losses

We maintain an allowance for credit losses which is measured by an impairment model that reflects lifetime expected losses.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended
	June 30,
(Dollars in millions)	2021	2020
Allowance for credit losses at beginning of period	$1,215	$727
Adoption of ASU 2016-13 [1]	-	292
Charge-offs	(33)	(69)
Recoveries	17	10
Provision for credit losses	(3)	183
Allowance for credit losses at end of period [2]	$1,196	$1,143
[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020.
[2]

Ending balance as of June 30, 2021 and 2020 includes allowance for credit losses related to off-balance-sheet commitments of $49 million and $39 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheet.

Our allowance for credit losses increased by $53 million from $1,143 million at June 30, 2020 to $1,196 million at June 30, 2021.  The increase in the allowance for credit losses was primarily due to the increase in size of our retail loan portfolio, partially offset by lower expected credit losses in response to improvements in the macroeconomic forecast as well as a decrease in size of our dealer products portfolio.

Future changes in the economy that impact the consumer and consumer confidence such as increasing interest rates and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could result in further increases to our allowance for credit losses.  In addition, a decline in the effectiveness of our collection practices could also increase our allowance for credit losses.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.2 billion to $10.5 billion with an average balance of $8.8 billion during the quarter ended June 30, 2021.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of June 30, 2021 was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our fiscal 2021 Form 10-K for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default.  As of June 30, 2021 our exposure to foreign sovereign and non-sovereign counterparties was not significant.  Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2021 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	June 30, 2021			March 31, 2021
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,012	$17,006	0.14%	$17,027	$17,021	0.20%
U.S. medium term note ("MTN") program	45,014	44,864	1.52%	44,294	44,149	1.64%
Euro medium term note ("EMTN") program	17,310	17,220	1.46%	16,262	16,173	1.57%
Other debt	5,147	5,143	1.22%	8,176	8,170	1.33%
Total Unsecured notes and loans payable	84,483	84,233	1.21%	85,759	85,513	1.31%
Secured notes and loans payable	24,951	24,900	1.15%	24,256	24,212	1.29%
Total debt	$109,434	$109,133	1.20%	$110,015	$109,725	1.31%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2021	$17,027	$44,294	$16,262	$8,176	$85,759
Issuances	-	4,505	1,207	525	6,237
Maturities and terminations	(15)	(3,785)	(169)	(3,550)	(7,519)
Non-cash changes in foreign currency rates	-	-	10	(4)	6
Balance at June 30, 2021	$17,012	$45,014	$17,310	$5,147	$84,483
[1]	Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.7 billion to $17.9 billion during the quarter ended June 30, 2021, with an average outstanding balance of $17.1 billion.  Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2020, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion or the equivalent in other currencies, of which €15.4 billion was available for issuance at June 30, 2021.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

We may issue other debt securities through the global capital markets or enter into other unsecured financing arrangements, including those in which we agree to use the proceeds solely to acquire retail or lease contracts financing new Toyota and Lexus vehicles of specified “green” models.  The terms of these “green” bond transactions have been consistent with the terms of other similar transactions except that the proceeds we receive are included in Restricted cash and cash equivalents on our Consolidated Balance Sheets, when applicable.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2021	$24,256
Issuances	4,270
Maturities and terminations	(3,575)
Balance at June 30, 2021	$24,951

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

We periodically enter into term securitization transactions whereby we agree to use the proceeds solely to acquire retail and lease contracts financing new Toyota and Lexus vehicles of certain specified “green” models.  The terms of these “green” securitization transactions have been consistent with the terms of our other similar transactions except that the proceeds we receive are included in Restricted cash and cash equivalents on our Consolidated Balance Sheets, when applicable.

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of June 30, 2021 and March 31, 2021, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal 2022, 2023 and 2025, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as of June 30, 2021 and March 31, 2021.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $7.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  As of June 30, 2021, $2.7 billion of this facility was utilized.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of June 30, 2021, TMCC had committed bank credit facilities totaling $4.4 billion of which $2.0 billion, $2.1 billion, and $300 million, mature in fiscal 2022, 2023, and 2024, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of June 30, 2021 and March 31, 2021. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of June 30, 2021 and March 31, 2021.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2021 Form 10-K.

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

Accounting for Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle asset and liability positions and offset cash collateral held with the same counterparty on a net basis.  Changes in the fair value of derivatives are recorded in Interest expense in our Consolidated Statements of Income.  The derivative instruments are included as a component of Other assets or Other liabilities on our Consolidated Balance Sheets.

Accounting guidance permits the net presentation on our Consolidated Balance Sheets of derivative receivables and derivative payables with the same counterparty and the related cash collateral when a legally enforceable master netting agreement exists, or when the derivative receivables and derivative payables meet all the conditions for the right of setoff to exist.  When we meet this condition, we elect to present such balances on a net basis.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2021, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

For our centrally cleared derivatives, variation margin payments are legally characterized as settlement payments and accounted for with corresponding derivative positions as one unit of account as opposed to collateral.  Initial margin payments are separately recorded in Other Assets on our Consolidated Balance Sheets. We perform valuation and margin exchange on a daily basis.  Similar to the OTC swaps, there may be a delay of up to one day between the exchange of margin payments and the valuation of our derivatives.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  We had no hedge accounting derivatives as of June 30, 2021 and March 31, 2021, respectively.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities on our Consolidated Balance Sheets:

	June 30,	March 31,
(Dollars in millions)	2021	2021
Gross derivatives assets, net of credit valuation adjustment	$1,389	$1,356
Less: Counterparty netting	(726)	(840)
Less: Collateral held	(609)	(462)
Derivative assets, net	$54	$54

Gross derivative liabilities, net of credit valuation adjustment	$1,162	$1,385
Less: Counterparty netting	(726)	(840)
Less: Collateral posted	(420)	(544)
Derivative liabilities, net	$16	$1

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2021 and March 31, 2021, we held excess collateral of $19 million and $29 million, respectively, which we did not use to offset derivative assets.  As of June 30, 2021 and March 31, 2021, we posted initial margin and excess collateral of $2 million and $10 million, respectively, which we did not use to offset derivative liabilities.

LIBOR TRANSITION

In July 2017, the United Kingdom Financial Conduct Authority (“FCA”), which regulates the London Inter-bank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.  In November 2020, ICE Benchmark Administration, the administrator of LIBOR, announced its intention to continue publication of overnight and one-, three-, six- and 12- month U.S. dollar LIBOR rates through June 30, 2023.  However, the United States Federal Reserve and other regulatory agencies issued guidance encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.  On March 5, 2021, the FCA announced that certain LIBOR rates will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of overnight and one-, three-, six- and 12-month U.S. dollar LIBOR rates, immediately after June 30, 2023).  We are exposed to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.  To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we have established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs.  Our efforts under this initiative include monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.  For example, we are evaluating the Secured Overnight Financing Rate (“SOFR”) and Prime, among other alternatives and actions, as potential ARRs to LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.  Although we have issued SOFR-linked debt, at this time it is not possible to predict whether SOFR will be the primary, or sole, LIBOR replacement index.

We are also continuously assessing how the expected discontinuation of LIBOR will impact accounting and financial reporting.  For example, on April 1, 2021, we adopted ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as further discussed in Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

Refer to Part I, Item 1A. Risk Factors – “Uncertainty about the transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates could adversely impact our business and results of operations” in our fiscal 2021 Form 10-K for further discussion.

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

Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 12 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2021 Form 10-K, as well as in Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

For a discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements - Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements – Litigation and Governmental Proceedings.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000	(2)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 5, 2021	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By	/s/ Scott Cooke
Scott Cooke
Group Vice President and Chief Financial Officer (Principal Financial Officer)