Form 10-Q
period 2021-09-30
TOYOTA MOTOR CREDIT CORP
filed 2021-11-04
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Financing revenues:
Operating lease	$2,128	$2,114	$4,248	$4,243
Retail	821	723	1,612	1,395
Dealer	83	98	171	209
Total financing revenues	3,032	2,935	6,031	5,847
Depreciation on operating leases	1,499	1,349	2,940	3,034
Interest expense	423	495	709	1,043
Net financing revenues	1,110	1,091	2,382	1,770

Voluntary protection contract revenues and insurance earned premiums	254	238	503	473
Investment and other income, net	7	90	163	266
Net financing revenues and other revenues	1,371	1,419	3,048	2,509

Expenses:
Provision for credit losses	68	65	65	248
Operating and administrative	385	389	769	734
Voluntary protection contract expenses and insurance losses	99	92	207	167
Total expenses	552	546	1,041	1,149

Income before income taxes	819	873	2,007	1,360
Provision for income taxes	197	218	464	331

Net income	$622	$655	$1,543	$1,029

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$622	$655	$1,543	$1,029
Other comprehensive income, net of tax
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax (benefit) provision of ($1), $1, $2 and $6, respectively]	(2)	1	7	24
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0, $1, $0 and $4, respectively]	-	(2)	-	(13)
Other comprehensive (loss) income	(2)	(1)	7	11
Comprehensive income	$620	$654	$1,550	$1,040

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	September 30,	March 31,
	2021	2021
ASSETS
Cash and cash equivalents	$9,490	$8,195
Restricted cash and cash equivalents	2,697	1,957
Investments in marketable securities	4,835	4,820
Finance receivables, net of allowance for credit losses of $1,190 and $1,178	79,549	79,192
Investments in operating leases, net	37,946	37,091
Other assets	2,460	2,473
Total assets	$136,977	$133,728

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$111,709	$109,725
Deferred income taxes	2,499	2,860
Other liabilities	5,624	5,548
Total liabilities	119,832	118,133

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at September 30, 2021 and March 31, 2021	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	15	8
Retained earnings	16,213	14,670
Total shareholder's equity	17,145	15,595
Total liabilities and shareholder's equity	$136,977	$133,728

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	September 30,	March 31,
	2021	2021
ASSETS
Finance receivables, net	$22,491	$21,745
Investments in operating leases, net	10,014	6,599
Other assets	65	89
Total assets	$32,570	$28,433

LIABILITIES
Debt	$27,020	$24,212
Other liabilities	9	14
Total liabilities	$27,029	$24,226

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended September 30, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at June 30, 2020	$915	$2	$27	$13,727	$14,671

Net income	-	-	-	655	655
Other comprehensive loss, net of tax	-	-	(1)	-	(1)
Balance at September 30, 2020	$915	$2	$26	$14,382	$15,325

	Six months ended September 30, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Cumulative-effect of adoption of ASU 2016-13	-	-	-	(218)	(218)
Net income	-	-	-	1,029	1,029
Other comprehensive income, net of tax	-	-	11	-	11
Balance at September 30, 2020	$915	$2	$26	$14,382	$15,325

	Three months ended September 30, 2021
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at June 30, 2021	$915	$2	$17	$15,591	$16,525

Net income	-	-	-	622	622
Other comprehensive loss, net of tax	-	-	(2)	-	(2)
Balance at September 30, 2021	$915	$2	$15	$16,213	$17,145

	Six months ended September 30, 2021
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2021	$915	$2	$8	$14,670	$15,595

Net income	-	-	-	1,543	1,543
Other comprehensive income, net of tax	-	-	7	-	7
Balance at September 30, 2021	$915	$2	$15	$16,213	$17,145

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,543	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,001	3,093
Recognition of deferred income	(1,251)	(1,228)
Provision for credit losses	65	248
Amortization of deferred costs	484	367
Foreign currency and other adjustments to the carrying value of debt, net	(150)	1,138
Net gains from investments in marketable securities	(87)	(168)
Net change in:
Derivative assets	(20)	(15)
Other assets and accrued interest	(209)	146
Deferred income taxes	(363)	(734)
Derivative liabilities	17	(39)
Other liabilities	67	343
Net cash provided by operating activities	3,097	4,180

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,049)	(1,198)
Proceeds from sales of investments in marketable securities	852	348
Proceeds from maturities of investments in marketable securities	268	537
Acquisition of finance receivables	(20,758)	(19,006)
Collection of finance receivables	16,887	13,202
Net change in wholesale and certain working capital receivables	3,539	4,791
Acquisition of investments in operating leases	(9,606)	(6,937)
Disposals of investments in operating leases	6,693	5,450
Long term loans to affiliates	(100)	-
Payments on long term loans from affiliates	100	206
Net change in financing support provided to affiliates	-	(32)
Other, net	(29)	(33)
Net cash used in investing activities	(3,203)	(2,672)

Cash flows from financing activities:
Proceeds from issuance of debt	21,677	26,113
Payments on debt	(20,138)	(14,518)
Net change in commercial paper and other short-term financing	596	(4,570)
Payment on loan from affiliate	-	(3,000)
Net change in financing support provided by affiliates	6	(24)
Net cash provided by financing activities	2,141	4,001
Net increase in cash and cash equivalents and restricted cash and cash equivalents	2,035	5,509
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	10,152	8,529
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$12,187	$14,038
Supplemental disclosures:
Interest paid, net	$876	$1,315
Income taxes paid, net	$904	$702

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and six months ended September 30, 2021 and 2020 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2021 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2022 (“fiscal 2022”).

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

In fiscal 2022, we have elected the fair value option for certain debt securities held within one of our affiliate investment portfolios for operational ease given the size and composition of this portfolio.  All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income.  We estimate the fair value of these securities using observed transaction prices, independent third-party pricing valuation vendors, and internal valuation models.  AFS debt securities for which fair value option is elected are not subject to credit loss impairment.  As of September 30, 2021, we held AFS debt securities for which fair value option was elected of $722 million.  The difference between the aggregate fair value and the aggregate unpaid principal balance of long-term AFS debt securities for which the fair value option was elected was not significant.

Investments in marketable securities consisted of the following:

	September 30, 2021
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$448	$5	$(8)	$445
Foreign government and agency obligations	33	-	-	33
Municipal debt securities	9	2	-	11
Commercial paper	8	-	-	8
Corporate debt securities	638	19	(1)	656
Mortgage-backed securities:
U.S. government agency	24	1	-	25
Non-agency residential	12	-	-	12
Non-agency commercial	71	3	(1)	73
Asset-backed securities	88	3	-	91
Total available-for-sale debt securities	$1,331	$33	$(10)	$1,354
Equity investments				3,481
Total investments in marketable securities				$4,835

	March 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$217	$4	$(10)	$211
Municipal debt securities	8	2	-	10
Commercial paper	196	-	-	196
Corporate debt securities	177	12	(2)	187
Mortgage-backed securities:
U.S. government agency	31	1	-	32
Non-agency residential	1	-	-	1
Non-agency commercial	47	2	(2)	47
Asset-backed securities	49	3	-	52
Total available-for-sale debt securities	$726	$24	$(14)	$736
Equity investments				4,084
Total investments in marketable securities				$4,820

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

For the six months ended September 30, 2021, non-cash investing activities related to in-kind redemptions and subsequent purchases amounted to $1.1 billion.  There were no non-cash investing activities related to in-kind redemptions for the three months ended September 30, 2021.

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of September 30, 2021 and March 31, 2021.

An allowance for credit losses is established when it is determined that a credit loss has occurred.  As of September 30, 2021, management determined that credit losses did not exist for securities in an unrealized loss position.  This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Available-for-sale debt securities:
Unrealized (losses) gains for securities for which the fair value option was elected	$(2)	$-	$7	$-
Realized gains	$-	$3	$-	$17

Equity investments:
Unrealized (losses) gains	$(26)	$39	$58	$139
Realized gains on sales	$-	$1	$22	$12

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	September 30, 2021
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$28	$28
Due after 1 year through 5 years	471	477
Due after 5 years through 10 years	398	405
Due after 10 years	239	243
Mortgage-backed and asset-backed securities [1]	195	201
Total	$1,331	$1,354
[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Finance receivables, net consisted of the following:

	September 30,	March 31,
	2021	2021
Retail receivables [1]	$70,808	$66,991
Dealer financing	9,950	13,642
	80,758	80,633

Deferred origination costs	1,266	1,145
Deferred income	(1,285)	(1,408)
Allowance for credit losses
Retail and securitized retail receivables	(1,135)	(1,075)
Dealer financing	(55)	(103)
Total allowance for credit losses	(1,190)	(1,178)
Finance receivables, net	$79,549	$79,192
[1]	Includes securitized retail receivables of $22.8 billion and $22.1 billion as of September 30, 2021 and March 31, 2021, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $204 million and $187 million at September 30, 2021 and March 31, 2021, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at September 30, 2021
	2022	2021	2020	2019	2018	2017 and Prior	Total
Aging of finance receivables:
Current	$17,865	$27,058	$12,422	$6,604	$4,172	$1,527	$69,648
30-59 days past due	99	290	172	119	84	59	823
60-89 days past due	21	79	46	32	22	18	218
90 days or greater past due	9	37	20	13	10	11	100
Total	$17,994	$27,464	$12,660	$6,768	$4,288	$1,615	$70,789

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2021
	2021	2020	2019	2018	2017	2016 and Prior	Total
Aging of finance receivables:
Current	$32,026	$16,047	$8,972	$5,977	$2,435	$496	$65,953
30-59 days past due	147	145	114	83	46	27	562
60-89 days past due	37	39	28	21	11	8	144
90 days or greater past due	18	18	13	9	5	6	69
Total	$32,228	$16,249	$9,127	$6,090	$2,497	$537	$66,728

The amortized cost of retail loan portfolio excludes accrued interest of $183 million and $160 million at September 30, 2021 and March 31, 2021, respectively.  The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at September 30, 2021
	2022	2021	2020	2019	2018	2017 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$2,893	$2,893
Credit Watch	-	-	-	-	-	-	8	8
At Risk	-	-	-	-	-	-	12	12
Default	-	-	-	-	-	-	-	-
Wholesale total	$-	$-	$-	$-	$-	$-	$2,913	$2,913
Real estate
Performing	$712	$1,426	$326	$541	$340	$1,640	$-	$4,985
Credit Watch	-	2	-	-	-	13	-	15
At Risk	9	13	-	-	-	25	-	47
Default	13	-	-	-	-	-	-	13
Real estate total	$734	$1,441	$326	$541	$340	$1,678	$-	$5,060
Working Capital
Performing	$304	$415	$233	$172	$42	$234	$575	$1,975
Credit Watch	-	1	-	-	-	-	-	1
At Risk	-	1	-	-	-	-	-	1
Default	-	-	-	-	-	-	-	-
Working capital total	$304	$417	$233	$172	$42	$234	$575	$1,977
Total	$1,038	$1,858	$559	$713	$382	$1,912	$3,488	$9,950

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

The amortized cost of the dealer products portfolio excludes accrued interest of $21 million and $27 million at September 30, 2021 and March 31, 2021, respectively.  As of September 30, 2021 and March 31, 2021, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant, respectively.

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

The following tables summarize the aging of the amortized cost basis of our finance receivables by class:

	September 30, 2021
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$823	$218	$100	$1,141	$69,648	$70,789	$64
Wholesale	-	-	-	-	2,913	2,913	-
Real estate	-	-	-	-	5,060	5,060	-
Working capital	-	-	-	-	1,977	1,977	-
Total	$823	$218	$100	$1,141	$79,598	$80,739	$64

	March 31, 2021
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$562	$144	$69	$775	$65,953	$66,728	$39
Wholesale	-	-	-	-	6,157	6,157	-
Real estate	-	-	-	-	5,203	5,203	-
Working capital	-	-	-	-	2,282	2,282	-
Total	$562	$144	$69	$775	$79,595	$80,370	$39

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2021 and 2020 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and six months ended September 30, 2021 and 2020.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2021 and 2020, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

For a limited time during fiscal 2021, we offered several programs to provide relief to customers during the COVID-19 pandemic.  These programs, which were broadly available to our customers, included retail loan payment extensions and lease payment deferrals.  We concluded that these programs did not meet troubled debt restructuring criteria due to the short-term nature of the modifications with no change in the contractual interest rate.  To provide relief for our dealers we offered certain temporary interest reductions, interest payment deferrals, and interest waivers on dealer floorplan financing, and principal payment deferrals on dealer floorplan financing, dealer real estate and working capital loans.  We also concluded that these programs did not meet troubled debt restructuring criteria as the finance receivables from the dealers were current.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended September 30, 2021
	Retail loan	Dealer products	Total

Beginning balance, July 1, 2021	$1,052	$144	$1,196
Charge-offs	(55)	-	(55)
Recoveries	15	-	15
Provision for credit losses	123	(55)	68
Ending balance, September 30, 2021 [1]	$1,135	$89	$1,224

	Six months ended September 30, 2021
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2021	$1,075	$140	$1,215
Charge-offs	(88)	-	(88)
Recoveries	32	-	32
Provision for credit losses	116	(51)	65
Ending balance, September 30, 2021 [1]	$1,135	$89	$1,224

[1]

Ending balance includes $34 million of allowance for credit losses related to off-balance sheet commitments in the dealer products portfolio which is included in Other liabilities on the Consolidated Balance Sheet.

	Three months ended September 30, 2020
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

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses (Continued)

We have elected to exclude accrued interest from the measurement of expected credit losses as we apply policies and procedures that result in the timely write-offs of accrued interest. Accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables for the dealer products portfolio segment as of September 30, 2021 includes $1,016 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $178 million in finance receivables that are guaranteed by third-party private Toyota distributors.  Finance receivables for the dealer products portfolio segment as of September 30, 2020 includes $995 million in finance receivables that are guaranteed by TMNA, and $145 million in finance receivables that are guaranteed by third-party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

During the first half of fiscal 2022, the allowance for credit losses increased $9 million as the growth of our retail loan portfolio was largely offset by improvement in the financial performance of our dealers.  In contrast, during the first half of fiscal 2021, the allowance for credit losses increased $447 million reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13, and an increase of $155 million primarily due to the increase in expected credit losses driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.  In addition, the increase in the provision of credit losses was due to the adoption of ASU 2016-13 in fiscal 2021, which replaced the incurred loss impairment model with a model that reflects expected credit losses over the expected life of the finance receivables and certain off-balance sheet lending commitment.

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

Investments in operating leases, net consisted of the following:

	September 30,	March 31,
	2021	2021
Investments in operating leases [1]	$48,666	$48,337
Deferred origination (fees) and costs, net	(68)	(101)
Deferred income	(1,722)	(1,759)
Accumulated depreciation	(8,930)	(9,386)
Investments in operating leases, net	$37,946	$37,091
[1]	Includes securitized investments in operating leases of $13.7 billion and $9.3 billion as of September 30, 2021 and March 31, 2021, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2021, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	September 30, 2021		March 31, 2021
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$52,147	$895	$44,125	$1,026
Foreign currency swaps	2,637	124	7,274	330
Total	$54,784	$1,019	$51,399	$1,356

Counterparty netting		(613)		(840)
Collateral held		(332)		(462)
Carrying value of derivative contracts – Other assets		$74		$54

Other liabilities:
Interest rate swaps	$47,653	$723	$55,062	$1,142
Foreign currency swaps	7,440	330	4,321	243
Total	$55,093	$1,053	$59,383	$1,385

Counterparty netting		(613)		(840)
Collateral posted		(422)		(544)
Carrying value of derivative contracts – Other liabilities		$18		$1

As of September 30, 2021 and March 31, 2021, we held excess collateral of $2 million and $29 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets.  As of September 30, 2021 and March 31, 2021, we posted initial margin and excess collateral of $31 million and $10 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest expense on debt	$382	$495	$771	$1,071
Interest expense on derivatives	48	122	114	231
Interest expense on debt and derivatives	430	617	885	1,302

(Gains) losses on debt denominated in foreign currencies	(287)	500	(277)	1,048
Losses (gains) on foreign currency swaps	333	(503)	358	(1,096)
Gains on U.S. dollar interest rate swaps	(53)	(119)	(257)	(211)
Total interest expense	$423	$495	$709	$1,043

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	September 30, 2021			March 31, 2021
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	84,934	84,689	1.15%	85,759	85,513	1.31%
Secured notes and loans payable	27,066	27,020	1.01%	24,256	24,212	1.29%
Total debt	$112,000	$111,709	1.11%	$110,015	$109,725	1.31%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $17.0 billion as of September 30, 2021 and March 31, 2021, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as of September 30, 2021 and March 31, 2021.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $7.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  We utilized $4.3 billion and $3.2 billion of this facility as of September 30, 2021 and March 31, 2021, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of September 30, 2021, TMCC had committed bank credit facilities totaling $4.6 billion, of which $1.9 billion, $2.1 billion, $300 million, and $300 million mature in fiscal 2022, 2023, 2024, and 2025 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of September 30, 2021 and March 31, 2021. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of September 30, 2021 and March 31, 2021.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included on our Consolidated Balance Sheets:

	September 30, 2021
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,293	$22,491	$49	$20,087	$8
Investments in operating leases	470	10,014	16	6,933	1
Total	$1,763	$32,505	$65	$27,020	$9

	March 31, 2021
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,521	$21,745	$46	$19,665	$13
Investments in operating leases	436	6,599	43	4,547	1
Total	$1,957	$28,344	$89	$24,212	$14

Restricted Cash, including cash equivalents, shown in the previous tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net securitized assets shown in the previous tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses.  Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,617 million and $1,409 million of securities retained by TMCC at September 30, 2021 and March 31, 2021, respectively.  Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021 and revenues earned from these dealers for the three and six months ended September 30, 2021 and 2020 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of and for the three and six months ended September 30, 2021 and 2020 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	September 30,	March 31,
	2021	2021
Commitments:
Credit facilities commitments with dealers	$3,186	$2,338
Commitments under operating lease agreements	126	141
Total commitments	3,312	2,479
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,412	$2,579

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and voluntary protection business and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  In addition to the total commitments and guarantees in the previous table, we also have extended credit facilities to affiliates as described in Note 12 – Related Party Transactions in our fiscal 2021 Form 10-K.

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $17 million and $8 million for the first half and second quarter of fiscal 2022, as compared to $19 and $10 million for the same periods in fiscal 2021.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the previous table include $89 million and $93 million for facilities leases with affiliates at September 30, 2021 and March 31, 2021, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

September 30,
Years ending March 31,	2021
2022	$11
2023	18
2024	16
2025	13
2026	12
Thereafter	56
Total	$126
Present value discount	(14)
Total operating lease liability	$112

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

September 30,
2021
ROU assets	$102
Weighted average remaining lease term (in years)	8.59
Weighted average discount rate	2.78%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$15

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2021 and March 31, 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements.  Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2021, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2021 and March 31, 2021, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $197 million and $464 million for the three and six months ended September 30, 2021, respectively, compared to $218 million and $331 million for the same periods in fiscal 2021.  Our effective tax rate was 24 percent and 23 percent, respectively, for the three and six months ended September 30, 2021, compared to 25 percent and 24 percent for the same periods in fiscal 2021.  The change in the provision for income taxes for the three and six months ended September 30, 2021, compared to the same periods in fiscal 2021, was primarily due to the change in income before income taxes.  The change in our effective tax rate for the three and six months ended September 30, 2021, compared to the same periods in fiscal 2021, was primarily attributable to the tax benefit from the federal tax credits recognized in fiscal 2022 as well as the enacted state tax law changes that resulted in higher state tax expense in fiscal 2021.

Tax-related Contingencies

As of September 30, 2021, we remain under IRS examination for fiscal 2018 through fiscal 2022.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended September 30, 2021, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the deferred deduction of allowance for credit losses and residual value loss estimates and other deferred costs.  The total deferred tax liability, net of these deferred tax assets, was $2.5 billion and $2.9 billion at September 30, 2021 and March 31, 2021, respectively.  Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In April 2021, TMCC increased financing support available to Toyota Finance New Zealand Limited to $250 million.  In July 2021, TMCC entered into a services agreement with Toyota Financial Savings Bank (“TFSB”) to subservice loans on their behalf.  In August 2021, TMCC increased financing support available to TFSB to $1.0 billion and entered into a financing support agreement with Toyota Finance Corporation (“TFC”) for $100 million.  In November 2021, TFC borrowed from TMCC in accordance with the financing support agreement and for general corporate purposes a principal amount of $100 million with an interest rate of 0.0175% and repayment date of November 2023.

Except for the transactions mentioned above, as of September 30, 2021, there were no material changes to our related party agreements or relationships as described in our fiscal 2021 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net financing revenues:
Manufacturer's subvention and other revenues	$457	$502	$936	$1,001
Depreciation on operating leases	$(25)	$(26)	$(53)	$(49)

Interest expense:
Credit support fees, interest and other expenses	$27	$29	$51	$67

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$43	$43	$85	$87

Investment and other income, net:
Interest and other income	$2	$5	$5	$13

Expenses:
Operating and administrative expenses	$22	$23	$43	$43

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	September 30,	March 31,
	2021	2021
Assets:
Cash and cash equivalents
Commercial paper	$8	$6

Investments in marketable securities
Commercial paper	$8	$196

Finance receivables, net
Accounts receivable	$81	$140
Deferred retail subvention income	$(1,018)	$(1,156)

Investments in operating leases, net
Investments in operating leases, net	$(241)	$(236)
Deferred lease subvention income	$(1,354)	$(1,528)

Other assets
Notes receivable	$869	$869
Other receivables, net	$81	$83

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$368	$352
Other payables, net	$319	$306
Notes payable	$25	$19

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of September 30, 2021 and March 31, 2021, the subvention receivable from TMNA was $94 million and $184 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of September 30, 2021 and March 31, 2021, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	September 30, 2021
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$439	$6	$-	$-	$445
Foreign government and agency obligations	-	33	-	-	33
Municipal debt securities	-	11	-	-	11
Commercial paper	-	8	-	-	8
Corporate debt securities	-	656	-	-	656
Mortgage-backed securities:
U.S. government agency	-	25	-	-	25
Non-agency residential	-	9	3	-	12
Non-agency commercial	-	69	4	-	73
Asset-backed securities	-	80	11	-	91
Available-for-sale debt securities total	439	897	18	-	1,354
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,132
Total return bond funds	1,416	-	-	-	1,416
Equity mutual funds	933	-	-	-	933
Equity investments total	2,349	-	-	-	3,481
Investments in marketable securities total	2,788	897	18	-	4,835
Derivative assets:
Interest rate swaps	-	895	-	-	895
Foreign currency swaps	-	124	-	-	124
Counterparty netting and collateral	-	-	-	(945)	(945)
Derivative assets total	-	1,019	-	(945)	74
Assets at fair value	2,788	1,916	18	(945)	4,909
Derivative liabilities:
Interest rate swaps	-	(723)	-	-	(723)
Foreign currency swaps	-	(330)	-	-	(330)
Counterparty netting and collateral	-	-	-	1,035	1,035
Liabilities at fair value	-	(1,053)	-	1,035	(18)
Net assets at fair value	$2,788	$863	$18	$90	$4,891

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of September 30, 2021and March 31, 2021, or Consolidated Statements of Income for the three and six months ended September 30, 2021 and 2020.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of September 30, 2021 and March 31, 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	September 30, 2021
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$69,833	$-	$-	$73,449	$73,449
Wholesale	2,911	-	-	2,927	2,927
Real estate	5,040	-	-	5,403	5,403
Working capital	1,885	-	-	1,870	1,870

Financial liabilities
Unsecured notes and loans payable	$84,689	$-	$85,834	$25	$85,859
Secured notes and loans payable	27,020	-	-	27,270	27,270

	March 31, 2021
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$65,808	$-	$-	$69,007	$69,007
Wholesale	6,132	-	-	6,158	6,158
Real estate	5,142	-	-	5,224	5,224
Working capital	2,154	-	-	2,171	2,171

Financial liabilities
Unsecured notes and loans payable	$85,513	$-	$86,205	$555	$86,760
Secured notes and loans payable	24,212	-	-	24,478	24,478

Accrued interest related to finance receivables is in Other assets in the Consolidated Balance Sheets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments.  Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the previous tables, along with the finance receivables, deferred origination costs, deferred income, and allowance for credit losses.  Finance receivables in the previous tables excludes related party transactions, for which the fair value approximates the carrying value, of $81 million and $140 million at September 30, 2021 and March 31, 2021, respectively.  Fair values of related party finance receivables, net are classified as Level 3 within the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 within the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended September 30, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$3,032	$-	$-	$3,032
Depreciation on operating leases	1,499	-	-	1,499
Interest expense	423	-	-	423
Net financing revenues	1,110	-	-	1,110

Voluntary protection contract revenues and insurance earned premiums	-	254	-	254
Investment and other income (loss), net	9	(2)	-	7
Net financing and other revenues	1,119	252	-	1,371

Expenses:
Provision for credit losses	68	-	-	68
Operating and administrative expenses	287	98	-	385
Voluntary protection contract expenses and insurance losses	-	99	-	99
Total expenses	355	197	-	552

Income before income taxes	764	55	-	819
Provision for income taxes	185	12	-	197

Net income	$579	$43	$-	$622

	Six months ended September 30, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$6,031	$-	$-	$6,031
Depreciation on operating leases	2,940	-	-	2,940
Interest expense	709	-	-	709
Net financing revenues	2,382	-	-	2,382

Voluntary protection contract revenues and insurance earned premiums	-	503	-	503
Investment and other income, net	28	135	-	163
Net financing and other revenues	2,410	638	-	3,048

Expenses:
Provision for credit losses	65	-	-	65
Operating and administrative expenses	579	190	-	769
Voluntary protection contract expenses and insurance losses	-	207	-	207
Total expenses	644	397	-	1,041

Income before income taxes	1,766	241	-	2,007
Provision for income taxes	406	58	-	464

Net income	$1,360	$183	$-	$1,543

Total assets at September 30, 2021	$130,544	$6,571	$(138)	$136,977

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

	Three months ended September 30, 2020
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,935	$-	$-	$2,935
Depreciation on operating leases	1,349	-	-	1,349
Interest expense	495	-	-	495
Net financing revenues	1,091	-	-	1,091

Voluntary protection contract revenues and insurance earned premiums	-	238	-	238
Investment and other income, net	23	67	-	90
Net financing and other revenues	1,114	305	-	1,419

Expenses:
Provision for credit losses	65	-	-	65
Operating and administrative expenses	294	95	-	389
Voluntary protection contract expenses and insurance losses	-	92	-	92
Total expenses	359	187	-	546

Income before income taxes	755	118	-	873
Provision for income taxes	189	29	-	218

Net income	$566	$89	$-	$655

	Six months ended September 30, 2020
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$5,847	$-	$-	$5,847
Depreciation on operating leases	3,034	-	-	3,034
Interest expense	1,043	-	-	1,043
Net financing revenues	1,770	-	-	1,770

Voluntary protection contract revenues and insurance earned premiums	-	473	-	473
Investment and other income, net	55	211	-	266
Net financing and other revenues	1,825	684	-	2,509

Expenses:
Provision for credit losses	248	-	-	248
Operating and administrative expenses	550	184	-	734
Voluntary protection contract expenses and insurance losses	-	167	-	167
Total expenses	798	351	-	1,149

Income before income taxes	1,027	333	-	1,360
Provision for income taxes	251	80	-	331

Net income	$776	$253	$-	$1,029

Total assets at September 30, 2020	$125,277	$5,925	$(135)	$131,067

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three and six months ended September 30, 2021 and 2020, approximately 82 percent and 83 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and six months ended September 30, 2021 and 2020.

We had $2.4 billion and $2.5 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2020 and March 31, 2021, respectively.  We recognized $182 million and $374 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three and six months ended September 30, 2021, respectively, compared to $180 million and $368 million recognized during the same periods in fiscal 2021.  As of September 30, 2021, we had unearned voluntary protection contract revenues of $2.6 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $389 million during fiscal 2022, and $2.2 billion thereafter.  At September 30, 2020, we had unearned voluntary protection contract revenues of $2.4 billion associated with outstanding contracts.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Part II. Other Information – Item 1A. Risk Factors” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2021 (“fiscal 2021”), including the following:

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

•	Extreme weather conditions, natural disasters, changes in fuel prices, manufacturing disruptions and production suspensions of Toyota, Lexus, and private label vehicles and related parts supply;
•	Increased competition from other financial institutions seeking to increase their share of financing Toyota, Lexus, and private label vehicles;
•	Changes in consumer behavior;
•	Recalls announced by TMNA or private label companies and the perceived quality of Toyota, Lexus, and any private label vehicles;
•	Availability and cost of financing;
•	Failure or interruption in our operations, including our communications and information systems, or as a result of our failure to retain existing or to attract new key personnel;
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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota, Lexus, and private label new vehicle production and sales volume, vehicle sales and financing incentive programs, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including as a result of new legislation or changes in regulation and any compliance costs or changes we may be required to make to our business practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our voluntary protection operations, and our net financing revenues on consumer and dealer financing volume.  Changes in the volume of vehicle sales, sales of our voluntary protection products, or the level of voluntary protection expenses and insurance losses could materially and adversely impact our voluntary protection operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2022 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2022 (“fiscal 2022”), the United States (“U.S.”) economy continued to be impacted by the global coronavirus and related variants (“COVID-19”) pandemic and the extraordinary governmental measures intended to slow its spread. In conjunction with increases in vaccination rates and the easing of restrictive measures in the current fiscal year, there has been improvement in unemployment levels and consumer confidence from fiscal 2021 pandemic lows, but neither have returned to pre-pandemic levels.  There remains uncertainty around the duration and the severity of the COVID-19 pandemic, the timing and strength of the economy’s recovery, and the impacts of government support and lender relief programs ending.  In addition, along with the reopening of the US economy, inflation has increased in fiscal 2022 from pandemic lows in fiscal 2021.  The impact of the COVID-19 pandemic on our future operations is difficult to predict, but the curtailment of economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, ending of government support programs, delayed consumer response to the lifting of restrictive measures, or permanent behavior changes in consumer spending could have further negative impact on consumer economics, dealerships, and auction sites, which could have a material adverse impact on our business, financial condition, and future results of operations. In addition, changes in the economy that adversely impact the consumer, such as inflation, higher interest rates, elevated debt levels and an increase in unemployment from the current levels could adversely impact our results of operations.

Economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in dealer new vehicle inventory levels.  This includes the global shortage of semiconductor chips and other parts and raw materials the automotive industry continues to face.  The duration and severity of the supply chain disruptions and shortages, including but not limited to the semiconductor chips, are difficult to predict, but should these persist or become more severe, the negative impact to the manufacturers’ vehicle production and new dealer inventory levels could adversely impact our results of operations.

Average used vehicle values continued to increase in the first half of fiscal 2022 to historically high levels, primarily due to the lack of availability of new vehicles. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

Conditions in the global capital markets were generally stable during the first half of fiscal 2022, as the economy and capital markets continued to recover from the COVID-19 pandemic. We maintain broad global access to both domestic and international markets. However, uncertainty regarding the course of the pandemic or future changes in U.S. monetary policy could cause disruptions in the capital markets and increase our funding costs during the remainder of the fiscal year.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Net income:
Finance operations [1]	$579	$566	$1,360	$776
Voluntary protection operations [1]	43	89	183	253
Total net income	$622	$655	$1,543	$1,029

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $1,543 million and $622 million for the first half and second quarter of fiscal 2022, respectively, compared to $1,029 million and $655 million for the same periods in fiscal 2021.  The increase in net income for the first half of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to a $334 million decrease in interest expense, a $184 million increase in total financing revenues, a $183 million decrease in provision for credit losses, and a $94 million decrease in depreciation on operating leases, partially offset by a $133 million increase in provision for income taxes, a $103 million decrease in investment and other income, net, and a $40 million increase in voluntary protection contract expenses and insurance losses.  The decrease in net income for the second quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to a $150 million increase in depreciation on operating leases and an $83 million decrease in investment and other income, net, partially offset by a $97 million increase in total financing revenues, a $72 million decrease in interest expense, and a $21 million decrease in provision for income taxes.

Our overall capital position increased $1.5 billion, bringing total shareholder’s equity to $17.1 billion at September 30, 2021 as compared to $15.6 billion at March 31, 2021.  Our debt increased to $111.7 billion at September 30, 2021 from $109.7 billion at March 31, 2021.  Our debt-to-equity ratio decreased to 6.5 at September 30, 2021 from 7.0 at March 31, 2021.

Finance Operations

The following table summarizes key results of our finance operations:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2021	2020	Change	2021	2020	change
Financing revenues:
Operating lease	$2,128	$2,114	1%	$4,248	$4,243	-%
Retail	821	723	14%	1,612	1,395	16%
Dealer	83	98	(15)%	171	209	(18)%
Total financing revenues	3,032	2,935	3%	6,031	5,847	3%
Depreciation on operating leases	1,499	1,349	11%	2,940	3,034	(3)%
Interest expense	423	495	(15)%	709	1,043	(32)%
Net financing revenues	1,110	1,091	2%	2,382	1,770	35%

Investment and other income, net	9	23	(61)%	28	55	(49)%
Net financing and other revenues	1,119	1,114	-%	2,410	1,825	32%

Expenses:
Provision for credit losses	68	65	5%	65	248	(74)%
Operating and administrative expenses	287	294	(2)%	579	550	5%
Total expenses	355	359	(1)%	644	798	(19)%

Income before income taxes	764	755	1%	1,766	1,027	72%
Provision for income taxes	185	189	(2)%	406	251	62%

Net income from finance operations	$579	$566	2%	$1,360	$776	75%

Our finance operations reported net income of $1,360 million and $579 million for the first half and second quarter of fiscal 2022, respectively, compared to $776 million and $566 million for the same periods in fiscal 2021.  The increase in net income from finance operations for first half of fiscal 2022, compared to the same period in fiscal 2021 was due to a $334 million decrease in interest expense, a $184 million increase in total financing revenues, a $183 million decrease in provision for credit losses, and a $94 million decrease in depreciation on operating leases, partially offset by a $155 million increase in provision for income taxes, a $29 million increase in operating and administrative expenses, and a $27 million decrease in investment and other income, net.  The increase in net income from finance operations for the second quarter of fiscal 2022, compared to the same period in fiscal 2021 was primarily due to a $97 million increase in total financing revenues and a $72 million decrease in interest expense, partially offset by a $150 million increase in depreciation on operating leases.

Financing Revenues

Total financing revenues increased 3 percent during the first half and second quarter of fiscal 2022, respectively, as compared to the same periods in fiscal 2021 due to the following:

•	Operating lease revenues remained relatively unchanged in the first half and second quarter of fiscal 2022 as compared to same periods in fiscal 2021.
•

Retail financing revenues increased 16 percent and 14 percent for the first half and second quarter of fiscal 2022, respectively, as compared to the same periods in fiscal 2021, primarily due to higher average outstanding earning asset balances.

•

Dealer financing revenues decreased 18 percent and 15 percent in the first half and second quarter of fiscal 2022, respectively, as compared to the same periods in fiscal 2021, due to lower average outstanding earning asset balances from lower average inventory levels partially offset by higher yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 5.1 percent for the first half and second quarter of fiscal 2022, respectively, compared to 5.1 percent and 5.7 percent for the same periods in fiscal 2021.

Depreciation on Operating Leases

We reported depreciation on operating leases of $2,940 million for the first half of fiscal 2022, compared to $3,034 million for the same period in fiscal 2021, primarily due to lower residual value losses as a result of an increase in average used vehicle values.  We reported depreciation on operating leases of $1,499 million for the second quarter of fiscal 2022, compared to $1,349 million for the same period in fiscal 2021.  In the second quarter of fiscal 2021, average used vehicle values increased compared to the previously expected values which resulted in lower residual value losses for the period.  The economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles, which has led to higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory supply.

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

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Interest expense on debt	$382	$495	$771	$1,071
Interest expense on derivatives	48	122	114	231
Interest expense on debt and derivatives	430	617	885	1,302

(Gains) losses on debt denominated in foreign currencies	(287)	500	(277)	1,048
Losses (gains) on foreign currency swaps	333	(503)	358	(1,096)
Gains on U.S. dollar interest rate swaps	(53)	(119)	(257)	(211)
Total interest expense	$423	$495	$709	$1,043

During the first half and second quarter of fiscal 2022, total interest expense decreased to $709 million and $423 million, respectively, from $1,043 million and $495 million, for the same periods in fiscal 2021.  The decrease in total interest expense for the first half of fiscal 2022 compared to the same period in fiscal 2021 is primarily attributable to a decrease in interest expense on debt and derivatives combined and higher gains on the U.S. dollar interest rate swaps, partially offset by losses on foreign currency swaps net of gains from debt denominated in foreign currencies. The decrease in total interest expense for the second quarter of fiscal 2022, compared to the same period in fiscal 2021 is primarily attributable to decrease in interest expense on debt and derivatives combined, partially offset by lower gains on U.S. dollar interest rate swaps and losses on foreign currency swaps net of gains from debt denominated in foreign currencies.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During the first half and second quarter of fiscal 2022, interest expense on debt and derivatives decreased to $885 million and $430 million from $1,302 million and $617 million for the same periods in fiscal 2021. The decrease in interest expense on debt is due to a decrease in weighted average interest rates, partially offset by an increase in portfolio size.  The decrease in interest expense on derivatives is primarily due to a decrease in interest expense on pay-fixed swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first half and second quarter of fiscal 2022, we recorded net losses of $81 million and $46 million, respectively, primarily as a result of increases in foreign currency swap rates across various currencies in which our debt is denominated.  During the first half and second quarter of fiscal 2021, we recorded net gains of $48 million and $3 million, respectively, primarily as a result of decreases in foreign currency swap rates across various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first half and second quarter of fiscal 2022, we recorded gains of $257 million and $53 million, respectively, as the impact from net interest income outweighed the impact attributable to the shifting of U.S. dollar swap rates.  During the first half and second quarter of fiscal 2021, we recorded gains of $211 million and $119 million, respectively, as the impact from net interest income outweighed the losses attributed to the downward shift of U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $28 million and $9 million for the first half and second quarter of fiscal 2022, respectively, compared to $55 million and $23 million for the same periods in fiscal 2021.  The decrease in investment and other income, net for the first half and second quarter of fiscal 2022, compared to the same periods in fiscal 2021, was primarily due to lower average balances in our cash equivalents and investment in marketable securities portfolio.

Provision for Credit Losses

We recorded a provision for credit losses of $65 million and $68 million for the first half and second quarter of fiscal 2022, respectively, compared to a provision for credit losses of $248 million and $65 million for the same periods in fiscal 2021.  During the first half of fiscal 2022, the provision for credit losses increased slightly as the growth of our retail loan portfolio was largely offset by the improvement in the financial performance of our dealers.  In contrast, in the first half of fiscal 2021, we increased the expected credit losses for our retail loan portfolio due to a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in stay-at-home orders, increased unemployment, and decreased consumer spending.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $579 million and $287 million for the first half and second quarter of fiscal 2022, respectively, compared to $550 million and $294 million for the same periods in fiscal 2021. The increase in operating and administrative expenses for the first half of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to an increase in employee expenses.  The decrease in operating and administrative expenses for the second quarter of fiscal 2022 compared to the same period in fiscal 2021, was primarily due to a decrease in general operating expenses and technology expenses.

Voluntary Protection Operations

The following table summarizes key results of our voluntary protection operations:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	Change	2021	2020	change
Contracts (units in thousands)
Issued	796	714	11%	1,692	1,211	40%
Average in force	9,942	9,434	5%	9,732	9,414	3%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$254	$238	7%	$503	$473	6%
Investment and other (loss) income, net	(2)	67	(103)%	135	211	(36)%
Revenues from voluntary protection operations	252	305	(17)%	638	684	(7)%

Expenses:
Voluntary protection contract expenses and insurance losses	99	92	8%	207	167	24%
Operating and administrative expenses	98	95	3%	190	184	3%
Total expenses	197	187	5%	397	351	13%

Income before income taxes	55	118	(53)%	241	333	(28)%
Provision for income taxes	12	29	(59)%	58	80	(28)%

Net income from voluntary protection operations	$43	$89	(52)%	$183	$253	(28)%
Our voluntary protection operations reported net income of $183 million and $43 million for the first half and second quarter of fiscal 2022, respectively, compared to $253 million and $89 million for the same periods in fiscal 2021.  The decrease in net income from voluntary protection operations for the first half of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to a $76 million decrease in investment and other (loss) income, net, and a $40 million increase in voluntary protection contract expenses and insurance losses, partially offset by a $30 million increase in voluntary protection contract revenues and insurance earned premiums and a $22 million decrease in provision for income taxes.  The decrease in net income from voluntary protection operations for the second quarter of fiscal 2022, compared to same period in fiscal 2021, was primarily due to a $69 million decrease in investment and other (loss) income, net, partially offset by a $17 million decrease in provision for income taxes and a $16 million increase in voluntary protection contract revenues and insurance earned premiums.  Contracts issued increased 40 percent and 11 percent in the first half and second quarter of fiscal 2022, compared to the same periods in fiscal 2021. The higher contract issuances was mainly due to the continued growth of our private label services and our issuances were negatively impacted in fiscal year 2021 by the decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19.  The average number of contracts in force increased 3 percent for the first half of fiscal 2022, compared to the same period in fiscal 2021, due to net growth in the voluntary protection portfolio in recent prior years, most notably in guaranteed auto protection, prepaid maintenance, and tire and wheel contracts.  The average number of contracts in force increased 5 percent for the second quarter of fiscal 2022, compared to the same period in fiscal 2021, due to net growth in the voluntary protection portfolio in recent prior years, most notably in guaranteed auto protection, prepaid maintenance, and vehicle service contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $503 million and $254 million for the first half and second quarter of fiscal 2022, respectively, compared to $473 million and $238 million for the same periods in fiscal 2021.  Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level, age, and mix of in force contracts.  Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims.  The increase in voluntary protection contract revenues and insurance earned premiums for the first half and second quarter of fiscal 2022, compared to the same periods in fiscal 2021, was primarily due to an increase in our average in force contracts resulting from voluntary protection portfolio growth from prior years.

Investment and Other (Loss) Income, Net

Our voluntary protection operations reported investment and other income, net of $135 million for the first half of fiscal 2022, compared to $211 million for the same period in fiscal 2021.  Our voluntary protection operations reported investment and other loss, net of $2 million for the second quarter of fiscal 2022, compared to investment and other income, net of $67 million for the same period in fiscal 2021.  Investment and other (loss) income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any.  The decrease in investment and other (loss) income, net for the first half of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to losses from changes in fair value on our equity securities and from sales of fixed income securities, partially offset by increased interest income and gains from changes in fair value on our fixed income securities for which the fair value option was elected.  The decrease in investment and other income, net the second quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to losses from changes in fair value on our equity investments and our fixed income securities for which the fair value option was elected, partially offset by increased interest income.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $207 million and $99 million for the first half and second quarter of fiscal 2022, compared to $167 million and $92 million for the same periods in fiscal 2021.  Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations.  Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The increase in voluntary protection contract expenses and insurance losses for the first half and second quarter of fiscal 2022, compared to the same periods in fiscal 2021, was primarily due to an increase in frequency of claims in our prepaid maintenance contracts, vehicle service contracts and tire and wheel contracts.  Our voluntary protection contract expenses and insurance losses in fiscal 2021 were impacted by lower claims as a result of changes in consumer driving patterns caused by the COVID-19 pandemic, including restrictions and other changes in behavior.

Operating and Administrative Expenses

Our voluntary protection operations operating and administrative expenses increased to $190 million and $98 million for the first half and second quarter of fiscal 2022, respectively, compared to $184 million and $95 million for the same periods in fiscal 2021.

Provision for Income Taxes

We recorded a provision for income taxes of $464 million and $197 million for the first half and second quarter of fiscal 2022, respectively, compared to $331 million and $218 million for the same periods in fiscal 2021.  Our effective tax rate was 23 percent and 24 percent for the first half and second quarter of fiscal 2022, respectively, compared to 24 percent and 25 percent for the same periods in fiscal 2021.  The change in the provision for income taxes for the first half and second quarter of fiscal 2022, compared to the same periods in fiscal 2021, was primarily due to the change in income before income taxes.  The change in our effective tax rate for the first half and second quarter of fiscal 2022, compared to the same periods in fiscal 2021, was primarily attributable to the tax benefit from the federal tax credits recognized in fiscal 2022 as well as the enacted state tax law changes that resulted in higher state tax expense in fiscal 2021.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2021	2020	change	2021	2020	Change
Vehicle financing volume [1]:
New retail contracts	173	211	(18)%	365	372	(2)%
Used retail contracts	123	138	(11)%	249	240	4%
Lease contracts	123	130	(5)%	277	213	30%
Total	419	479	(13)%	891	825	8%

TMNA subvened vehicle financing volume [2]:
New retail contracts	57	87	(34)%	111	166	(33)%
Used retail contracts	7	20	(65)%	13	42	(69)%
Lease contracts	64	89	(28)%	165	150	10%
Total	128	196	(35)%	289	358	(19)%

Market share of TMNA sales [3]:	55.0%	62.2%		55.4%	63.1%

[1]

Total financing volume was comprised of approximately 63 percent Toyota, 15 percent Lexus, 15 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for the first half and second quarter of fiscal 2022.  Total financing volume was comprised of approximately 65 percent Toyota, 14 percent Lexus, 14 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for the first half of fiscal 2021.  Total financing volume was comprised of approximately 64 percent Toyota, 15 percent Lexus, 14 percent Mazda, and 7 percent non-Toyota/Lexus/ Mazda for the second quarter of fiscal 2021.

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

Our financing volume increased 8 percent for the first half of fiscal 2022, compared to the same period in fiscal 2021, driven by increases in lease contracts and used retail contracts, partially offset by a decrease in new retail contracts.  In the first half of fiscal 2021, our financing volume was negatively impacted by the decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in an unprecedented increase in unemployment claims and a significant decline in consumer spending.  The increase in lease contracts was also driven by an increased level of incentive and subvention programs, primarily in the first quarter of fiscal 2022, and continued growth in volume from our private label financial services.  The increase in used retail contract volume was driven by the availability of used vehicles relative to new vehicles.  Economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles.  As a result, our new retail contracts decreased for the first half of fiscal 2022, compared to the same period in fiscal 2021.

Our financing volume decreased 13 percent for the second quarter of fiscal 2022, compared to same period in fiscal 2021, due the economic conditions caused by the COVID-19 pandemic which has resulted in a decrease in the availability of new vehicles.  This has led to lower levels of incentive and subvention on new and used retail contracts and lease contracts, which has resulted in increased competition from other financial institutions.

Our market share of TMNA sales decreased approximately 8 percentage points and approximately 7 percentage points for the first half and second quarter of fiscal 2022, respectively, compared to the same periods in fiscal 2021, due to lower levels of incentive and subvention on new and used retail contracts and increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	September 30,	March 31,	Percentage
(Dollars in millions)	2021	2021	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$69,654	$65,653	6%
Dealer financing, net [1]	9,895	13,539	(27)%
Total finance receivables, net	79,549	79,192	-%
Investments in operating leases, net	37,946	37,091	2%
Net earning assets	$117,495	$116,283	1%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,013	1,002	1%
Dealers outside of the Toyota/Lexus/private label dealer network	408	395	3%
Total number of dealers receiving wholesale financing	1,421	1,397	2%

Dealer inventory outstanding (units in thousands)	66	185	(64)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 2 percent and 18 percent for the first half and second quarter of fiscal 2022, respectively, compared to the same periods in fiscal 2021, primarily due to a decrease in the availability of new vehicles and lower levels of incentives and subvention on new contracts.  Economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles.

Our used retail contracts increased by 4 percent for the first half of fiscal 2022, compared to the same period in fiscal 2021, primarily due to the availability of used vehicles relative to new vehicles, resulting from economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistic networks.  Our used retail contracts decreased by 11 percent for the second quarter of fiscal 2022, compared to same period in fiscal 2021, due to increased competition in the used vehicle marketplace stemming from lower levels of incentives and subvention on used retail contracts relative to new retail contracts.

Our retail finance receivables, net increased 6 percent at September 30, 2021 as compared to March 31, 2021 due to an increase in the average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 30 percent for the first half of fiscal 2022, compared to the same period in fiscal 2021, due to the recovering economy, an increased level of incentive and subvention programs, as well as the continued growth in lease contract volume from our private label financial services.  Our lease contract volume decreased 5 percent for second quarter of fiscal 2022, compared to the same period in fiscal 2021, primarily due to the decrease in the availability of new vehicles and lower levels of incentive and subvention programs.

Our investments in operating leases, net, increased 2 percent at September 30, 2021, as compared to March 31, 2021, due to increased vehicle values, including the additional investment in operating leases from our private label financial services.

Dealer Financing and Earning Assets

Dealer financing, net decreased 27 percent at September 30, 2021, as compared to March 31, 2021, primarily due to a decrease in dealer inventory and related financing.  Economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a temporary decrease in dealer new vehicle inventory levels.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	change	2021	2020	change
Depreciation on operating leases (dollars in millions)	$1,499	$1,349	11%	$2,940	$3,034	(3)%
Average operating lease units outstanding (in thousands)	1,341	1,338	-%	1,341	1,343	-%

Depreciation expense on operating leases decreased 3 percent during the first half of fiscal 2022, as compared to the same period in fiscal 2021, primarily due to lower residual value losses as a result of an increase in average used vehicle values.  Depreciation expense on operating leases increased 11 percent during the second quarter of fiscal 2022, as compared to the same period in fiscal 2021.  In the second quarter of fiscal 2021, average used vehicle values increased compared to the previously expected values which resulted in lower residual values losses for the period.  The economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles, which has led to higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory supply.

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

The following table provides information related to our origination experience:

	September 30,	March 31,	September 30,
	2021	2021	2020
Average consumer portfolio origination FICO score	740	744	743
Average retail loan origination term (months) [1]	69	68	68
[1]	Retail loan origination greater than or equal to 78 months was 9% as of September 30, 2021, 8% as of March 31, 2021, and 8% as of September 30, 2020.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2021 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	September 30,	March 31,	September 30,
	2021	2021	2020
Net charge-offs as a percentage of average finance receivables [1]	0.17%	0.29%	0.25%

Default frequency as a percentage of outstanding finance receivables contracts [1]	0.79%	0.90%	0.86%

Average finance receivables loss severity per unit [2]	$8,083	$10,035	$9,658

Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4]
Finance receivables	0.39%	0.27%	0.37%
Operating leases	0.23%	0.20%	0.34%
[1]

The ratio for net charge-offs and the ratio for default frequency have been annualized using six months results for the periods ended September 30, 2021 and 2020.  Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity.  Our net charge-offs as a percentage of average finance receivables for the first half of fiscal 2022 decreased to 0.17 percent at September 30, 2021 from 0.25 percent at September 30, 2020. Our average finance receivables loss severity per unit for the first half of fiscal 2022 decreased to $8,083 from $9,658 in the first half of fiscal 2021.  Our default frequency as a percentage of outstanding finance receivable contracts decreased to 0.79 percent for the first half of fiscal 2022, compared to 0.86 percent in the same period in fiscal 2021.  The changes in our net charge-offs, loss severity per unit, and default frequency were primarily due to higher average used vehicle values, which reduced net charge-offs, loss per unit, and default frequency.

Our aggregate balances for accounts 60 or more days past due on finance receivables increased to 0.39 percent at September 30, 2021, compared to 0.37 percent at September 30, 2020, and 0.27 percent at March 31, 2021, as the balances in fiscal 2021 were impacted by our retail payment extension program offered to customers and dealers impacted by COVID-19, as well as influenced by government stimulus and other external programs.  Our aggregate balances for accounts 60 or more days past due on operating leases was 0.23 percent at September 30, 2021, compared to 0.34 percent at September 30, 2020, and 0.20 percent at March 31, 2021.  In the first half of fiscal 2021, government restrictions on repossession activities in certain states for which we have a high percentage of lease contracts resulted in higher delinquencies for that period. If the negative economic conditions caused by the COVID-19 pandemic continue, delinquencies and charge-offs could increase.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Allowance for credit losses at beginning of period	$1,196	$1,143	$1,215	$727
Adoption of ASU 2016-13 [1]	-	-	-	292
Charge-offs	(55)	(46)	(88)	(115)
Recoveries	15	12	32	22
Provision for credit losses	68	65	65	248
Allowance for credit losses at end of period [2]	$1,224	$1,174	$1,224	$1,174
[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020.
[2]

Ending balance as of September 30, 2021 and 2020 includes allowance for credit losses related to off-balance-sheet commitments of $34 million and $37 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheet.

Our allowance for credit losses increased by $50 million from $1,174 million at September 30, 2020 to $1,224 million at September 30, 2021.  The increase in the allowance for credit losses was primarily due to the increase in size of our retail loan portfolio, partially offset by lower expected credit losses in response to improvements in the macroeconomic forecast as well as a decrease in size of our dealer products portfolio.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $6.6 billion to $11.7 billion with an average balance of $9.4 billion during the quarter ended September 30, 2021.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of September 30, 2021 was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default.  As of September 30, 2021, our exposure to foreign sovereign and non-sovereign counterparties was not significant.  Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2021 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	September 30, 2021			March 31, 2021
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,005	$17,000	0.13%	$17,027	$17,021	0.20%
U.S. medium term note ("MTN") program	47,762	47,611	1.39%	44,294	44,149	1.64%
Euro medium term note ("EMTN") program	14,762	14,677	1.56%	16,262	16,173	1.57%
Other debt	5,405	5,401	1.06%	8,176	8,170	1.33%
Total Unsecured notes and loans payable	84,934	84,689	1.15%	85,759	85,513	1.31%
Secured notes and loans payable	27,066	27,020	1.01%	24,256	24,212	1.29%
Total debt	$112,000	$111,709	1.11%	$110,015	$109,725	1.31%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2021	$17,027	$44,294	$16,262	$8,176	$85,759
Issuances	-	9,605	1,509	1,418	12,532
Maturities and terminations	(22)	(6,137)	(2,799)	(4,185)	(13,143)
Non-cash changes in foreign currency rates	-	-	(210)	(4)	(214)
Balance at September 30, 2021	$17,005	$47,762	$14,762	$5,405	$84,934
[1]	Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.9 billion to $17.7 billion during the quarter ended September 30, 2021, with an average outstanding balance of $17.2 billion.  Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

MTN program

We maintain a shelf registration statement with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors. We currently qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three-year period ending January 2024.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge and cross-default provisions.  We are currently in compliance with these covenants.

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2021, the EMTN Issuers renewed the EMTN program for a one-year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €60.0 billion or the equivalent in other currencies, of which €27.0 billion was available for issuance at September 30, 2021.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2021	$24,256
Issuances	9,822
Maturities and terminations	(7,012)
Balance at September 30, 2021	$27,066

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of September 30, 2021 and March 31, 2021, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as of September 30, 2021 and March 31, 2021.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $7.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  As of September 30, 2021, $4.3 billion of this facility was utilized.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of September 30, 2021, TMCC had committed bank credit facilities totaling $4.6 billion of which $1.9 billion, $2.1 billion, $300 million, and $300 million mature in fiscal 2022, 2023, 2024, and 2025 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of September 30, 2021 and March 31, 2021. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of September 30, 2021 and March 31, 2021.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2021, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  We had no hedge accounting derivatives as of September 30, 2021 and March 31, 2021, respectively.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities on our Consolidated Balance Sheets:

	September 30,	March 31,
(Dollars in millions)	2021	2021
Gross derivatives assets, net of credit valuation adjustment	$1,019	$1,356
Less: Counterparty netting	(613)	(840)
Less: Collateral held	(332)	(462)
Derivative assets, net	$74	$54

Gross derivative liabilities, net of credit valuation adjustment	$1,053	$1,385
Less: Counterparty netting	(613)	(840)
Less: Collateral posted	(422)	(544)
Derivative liabilities, net	$18	$1

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of September 30, 2021 and March 31, 2021, we held excess collateral of $2 million and $29 million, respectively, which we did not use to offset derivative assets.  As of September 30, 2021 and March 31, 2021, we posted initial margin and excess collateral of $31 million and $10 million, respectively, which we did not use to offset derivative liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

For a discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements - Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements – Litigation and Governmental Proceedings.”

ITEM 1A. RISK FACTORS

The following risk factors have changed from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2021 Form 10-K.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota, Lexus, and private label vehicles, as well as our ability to offer competitive financing and voluntary protection products.

We primarily provide a variety of finance and voluntary protection products to authorized Toyota, Lexus, and private label dealers and their customers in the U.S.  Accordingly, our business is substantially dependent upon the sale of Toyota, Lexus, and private label vehicles in the U.S.  Changes in the volume of sales may result from governmental action or changes in governmental regulation or trade policies, changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, economic conditions, increased competition, increases in the price of vehicles due to increased raw material costs, changes in import fees or tariffs on raw materials or imported vehicles, changes to or withdrawals from trade agreements, currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to extreme weather conditions, natural disasters, supply chain interruptions, including shortages of parts, components or raw materials, or other events.  For example, the severe weather that many parts of the U.S. experienced during the fourth quarter of fiscal 2021, resulted in a shortage of petrochemicals that affected the production at certain of TMNA’s production facilities.  Any negative impact on the volume of Toyota, Lexus, and private label vehicle sales in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

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

Operational risk is the risk of loss resulting from, among other factors, lack of established processes, inadequate or failed processes, systems or internal controls, theft, fraud, extreme weather conditions, natural disasters (such as wildfires, floods, tornadoes, earthquakes, hurricanes (including an increase in the frequency of such conditions and disasters as the result of climate change)) or other catastrophes (including without limitation, explosions, terrorist attacks, riots, civil disturbances and health epidemics and other outbreaks).  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our voluntary protection product operations risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  We have established business recovery plans to address interruptions in our operations, but we can give no assurance that these plans will be adequate to remediate all events that we may face.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

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

Economic slowdown and recession in the U.S., extreme weather conditions, natural disasters, health epidemics, and other factors increase the risk that a customer or dealer may not meet the terms of a retail, lease or dealer financing contract with us or may otherwise fail to perform as agreed.  A weak economic environment evidenced by, among other things, unemployment, underemployment, and consumer bankruptcy filings, may affect some of our customers’ and dealers’ ability to make their scheduled payments.

The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.

Regulatory risk includes risk arising from failure or alleged failure to comply with applicable regulatory requirements and risk of liability and other costs imposed under various laws and regulations, including changes in applicable law, regulation and regulatory guidance. For example, laws or regulations intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change, could have a material adverse effect on our business, results of operations and financial condition.

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

Refer to “Item 1. Business, Regulatory Environment of our fiscal 2021 Form 10-K” for further discussion of the CFPB’s authority and activities.

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

Refer to “Item 1. Business, Regulatory Environment of our fiscal 2021 Form 10-K” for additional information on our regulatory environment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Indemnification Agreements

On November 3, 2021, we entered into new indemnification agreements with each of our current directors and officers.  These agreements will require us to indemnify these individuals to the fullest extent permitted under California law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

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

Quarterly Period Ended September 30, 2021

We are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended September 30, 2021 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below. TMC has provided us with the following information for the quarterly period ended September 30, 2021:

•

TOYOTA Mobility Tokyo Inc. (“TMT,” formerly known as Tokyo Toyopet Motor Sales Co., Ltd.), a wholly-owned subsidiary of Toyota, performed maintenance services on Toyota vehicles owned by the Iranian embassy in Japan.

This activity contributed an insignificant amount of gross revenues and net profit to TMC.

Prior Periods

TMC has informed us that it has amended or supplemented its disclosure, the text of which is reproduced below, to disclose information relating to certain activities of TOYOTA Mobility Tokyo Inc. (“TMT,” formerly known as Tokyo Toyopet Motor Sales Co., Ltd.), a wholly-owned subsidiary of TMC (the “TMT Disclosure”) in its Amendments No. 1 to its Annual Reports on Form 20-F for the fiscal years ended March 31, 2020, March 31, 2019 and March 31, 2018, March 31, 2016 and Amendment No. 2 to its Annual Report on Form 20-F for the fiscal year ended March 31, 2017, each as filed with the SEC on November 4, 2021.  We have no involvement in, or control over, the activities of TMT and we have not independently verified or participated in the preparation of the TMT Disclosure. The TMT Disclosure does not relate to any activities conducted by us and does not involve us or our management.

Amendment No. 1 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2020:

“During the fiscal year ended March 31, 2020:

•

TOYOTA Mobility Tokyo Inc. (“TMT,” formerly known as Tokyo Toyopet Motor Sales Co., Ltd.), a wholly-owned subsidiary of Toyota, performed maintenance services on Toyota vehicles owned by the Iranian embassy in Japan.

This activity contributed an insignificant amount of gross revenues and net profit to Toyota.”

Amendment No. 1 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2019:

“During the fiscal year ended March 31, 2019:

•

TOYOTA Mobility Tokyo Inc. (“TMT,” formerly known as Tokyo Toyopet Motor Sales Co., Ltd.), a wholly-owned subsidiary of Toyota, performed maintenance services on Toyota vehicles owned by the Iranian embassy in Japan.

This activity contributed an insignificant amount of gross revenues and net profit to Toyota.”

Amendment No. 1 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2018:

“During the fiscal year ended March 31, 2018:

•	Toyota Kirloskar Motor Private Limited (“TKM”), a majority-owned subsidiary of Toyota, sold one Toyota vehicle to the Iranian embassy in India.

•	TOYOTA Mobility Tokyo Inc. (“TMT,” formerly known as Tokyo Toyopet Motor Sales Co., Ltd.), a wholly-owned subsidiary of Toyota, sold one Toyota vehicle to the Iranian embassy in Japan.

•	TMT performed maintenance services on Toyota vehicles owned by the Iranian embassy in Japan.

The above activities contributed in aggregate approximately ¥9.0 million in gross revenues and an insignificant amount of net profit to Toyota.”

Amendment No. 2 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2017:

“During the fiscal year ended March 31, 2017:

•	Toyota Kirloskar Motor Private Limited (“TKM”), a majority-owned subsidiary of Toyota, sold one Toyota vehicle to the Iranian embassy in India.

•

TOYOTA Mobility Tokyo Inc. (“TMT,” formerly known as Tokyo Toyopet Motor Sales Co., Ltd.), a wholly-owned subsidiary of Toyota, performed maintenance services on Toyota vehicles owned by the Iranian embassy in Japan.

The above activities contributed in aggregate approximately ¥3.0 million in gross revenues and an insignificant amount of net profit to Toyota.”

Amendment No. 1 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2016:

“During the fiscal year ended March 31, 2016:

•

TOYOTA Mobility Tokyo Inc. (“TMT,” formerly known as Tokyo Toyopet Motor Sales Co., Ltd.), a wholly-owned subsidiary of Toyota, performed maintenance services on Toyota vehicles owned by the Iranian embassy in Japan.

This activity contributed an insignificant amount of gross revenues and net profit to Toyota.”

TMC believes that none of the above transactions subject it or its affiliates to U.S. sanctions.  TMC has informed us that, as of October 23, 2017, TKM intended to cease conducting its activity described above. TMC has also informed us that, as of November 4, 2021, TMT intends to cease conducting its activities described above, except that it intends to provide to the Iranian embassy necessary repair services in case of a recall or other safety measures in accordance with applicable laws and regulations. We have no involvement in, or control over, the activities of TKM or TMT and we have not independently verified this information. This information does not relate to any activities conducted by us and does not involve us or our management.

ITEM 6.   EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000	(2)

4.1	Amended and Restated Agency Agreement, dated September 17, 2021, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch	(3)

4.2	Amended and Restated Note Agency Agreement, dated September 17, 2021, among Toyota Motor Credit Corporation, The Bank of New York Mellon SA/NV, Luxembourg Branch and The Bank of New York Mellon, acting through its London branch	(4)

10.1	Form of Indemnification Agreement between Toyota Motor Credit Corporation and its directors and officers.	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed September 20, 2021, Commission File Number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K filed September 20, 2021, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 4, 2021	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By	/s/ Scott Cooke
Scott Cooke
Group Vice President and Chief Financial Officer (Principal Financial Officer)