Form 10-Q
period 2021-12-31
TOYOTA MOTOR CREDIT CORP
filed 2022-02-09
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 31, 2022, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Financing revenues:
Operating lease	$2,081	$2,122	$6,329	$6,365
Retail	830	749	2,442	2,144
Dealer	80	103	251	312
Total financing revenues	2,991	2,974	9,022	8,821
Depreciation on operating leases	1,460	1,450	4,400	4,484
Interest expense	346	491	1,055	1,534
Net financing revenues	1,185	1,033	3,567	2,803

Voluntary protection contract revenues and insurance earned premiums	255	241	758	714
Investment and other income, net	76	179	239	445
Net financing revenues and other revenues	1,516	1,453	4,564	3,962

Expenses:
Provision for credit losses	45	118	110	366
Operating and administrative	394	354	1,163	1,088
Voluntary protection contract expenses and insurance losses	96	98	303	265
Total expenses	535	570	1,576	1,719

Income before income taxes	981	883	2,988	2,243
Provision for income taxes	233	215	697	546

Net income	$748	$668	$2,291	$1,697

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income	$748	$668	$2,291	$1,697
Other comprehensive income, net of tax
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $1, $0, ($1) and ($6), respectively]	(3)	2	4	26
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0, $0, $0 and $4, respectively]	(1)	(2)	(1)	(15)
Other comprehensive (loss) income	(4)	-	3	11
Comprehensive income	$744	$668	$2,294	$1,708

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	December 31,	March 31,
	2021	2021
ASSETS
Cash and cash equivalents	$8,431	$8,195
Restricted cash and cash equivalents	2,372	1,957
Investments in marketable securities	5,121	4,820
Finance receivables, net of allowance for credit losses of $1,185 and $1,178	80,925	79,192
Investments in operating leases, net	36,836	37,091
Other assets	2,450	2,473
Total assets	$136,135	$133,728

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$110,122	$109,725
Deferred income taxes	2,399	2,860
Other liabilities	5,725	5,548
Total liabilities	118,246	118,133

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2021 and March 31, 2021	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive income	11	8
Retained earnings	16,961	14,670
Total shareholder's equity	17,889	15,595
Total liabilities and shareholder's equity	$136,135	$133,728

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	December 31,	March 31,
	2021	2021
ASSETS
Finance receivables, net	$21,637	$21,745
Investments in operating leases, net	12,434	6,599
Other assets	73	89
Total assets	$34,144	$28,433

LIABILITIES
Debt	$28,068	$24,212
Other liabilities	10	14
Total liabilities	$28,078	$24,226

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended December 31, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at September 30, 2020	$915	$2	$26	$14,382	$15,325

Net income	-	-	-	668	668
Other comprehensive loss, net of tax	-	-	-	-	-
Balance at December 31, 2020	$915	$2	$26	$15,050	$15,993

	Nine months ended December 31, 2020
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Cumulative-effect of adoption of ASU 2016-13	-	-	-	(218)	(218)
Net income	-	-	-	1,697	1,697
Other comprehensive income, net of tax	-	-	11	-	11
Balance at December 31, 2020	$915	$2	$26	$15,050	$15,993

	Three months ended December 31, 2021
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at September 30, 2021	$915	$2	$15	$16,213	$17,145

Net income	-	-	-	748	748
Other comprehensive loss, net of tax	-	-	(4)	-	(4)
Balance at December 31, 2021	$915	$2	$11	$16,961	$17,889

	Nine months ended December 31, 2021
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2021	$915	$2	$8	$14,670	$15,595

Net income	-	-	-	2,291	2,291
Other comprehensive income, net of tax	-	-	3	-	3
Balance at December 31, 2021	$915	$2	$11	$16,961	$17,889

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,291	$1,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,489	4,572
Recognition of deferred income	(1,841)	(1,864)
Provision for credit losses	110	366
Amortization of deferred costs	743	572
Foreign currency and other adjustments to the carrying value of financial instruments, net	(164)	1,806
Net gains from investments in marketable securities	(108)	(222)
Net change in:
Derivative assets	(9)	(9)
Other assets and accrued interest	(421)	140
Deferred income taxes	(462)	(1,797)
Derivative liabilities	(1)	(21)
Other liabilities	150	993
Net cash provided by operating activities	4,777	6,233

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,780)	(1,862)
Proceeds from sales of investments in marketable securities	1,284	405
Proceeds from maturities of investments in marketable securities	296	916
Acquisition of finance receivables	(30,681)	(29,164)
Collection of finance receivables	25,604	20,390
Net change in wholesale and certain working capital receivables	3,370	3,261
Acquisition of investments in operating leases	(12,293)	(11,777)
Disposals of investments in operating leases	9,435	8,570
Long term loans to affiliates	(200)	(200)
Payments on long term loans from affiliates	300	406
Other, net	(39)	(48)
Net cash used in investing activities	(4,704)	(9,103)

Cash flows from financing activities:
Proceeds from issuance of debt	29,270	38,669
Payments on debt	(29,246)	(21,909)
Net change in commercial paper and other short-term financing	537	(7,334)
Payment on loan from affiliate	-	(3,000)
Net change in financing support provided by affiliates	17	(17)
Net cash provided by financing activities	578	6,409
Net increase in cash and cash equivalents and restricted cash and cash equivalents	651	3,539
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	10,152	8,529
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$10,803	$12,068
Supplemental disclosures:
Interest paid, net	$1,310	$1,909
Income taxes paid, net	$1,296	$1,177

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and nine months ended December 31, 2021 and 2020 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2021 do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2022 (“fiscal 2022”).

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

On November 19, 2021, TMCC announced, in furtherance of its private label financial services initiative for third party automotive and mobility companies, that we entered into a nonbinding letter of intent with Great American Outdoors Group LLC, the parent company of Bass Pro Shops, Cabela’s and the White River Marine Group (“Bass Pro Shops”) to provide private label financial services for Bass Pro Shop’s boats, all-terrain vehicle products, and other mobility products.  The Company expects to provide inventory financing for Bass Pro Shops, its affiliates, and authorized independent dealers, starting in fiscal 2023, with additional private label services, including consumer financing and voluntary protection products and services, to be added over time.

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

In fiscal 2022, we have elected the fair value option for certain debt securities held within one of our affiliate investment portfolios for operational ease given the size and composition of this portfolio.  All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income.  We estimate the fair value of these securities using observed transaction prices, independent third-party pricing valuation vendors, and internal valuation models.  AFS debt securities for which fair value option is elected are not subject to credit loss impairment.  As of December 31, 2021, we held AFS debt securities for which fair value option was elected of $703 million.  The difference between the aggregate fair value and the aggregate unpaid principal balance of long-term AFS debt securities for which the fair value option was elected was not significant.

Investments in marketable securities consisted of the following:

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$491	$5	$(6)	$490
Foreign government and agency obligations	32	-	(1)	31
Municipal debt securities	9	2	-	11
Commercial paper	25	-	-	25
Corporate debt securities	589	15	(3)	601
Mortgage-backed securities:
U.S. government agency	21	1	-	22
Non-agency residential	11	-	-	11
Non-agency commercial	75	2	(1)	76
Asset-backed securities	86	3	(1)	88
Total available-for-sale debt securities	$1,339	$28	$(12)	$1,355
Equity investments				3,766
Total investments in marketable securities				$5,121

	March 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$217	$4	$(10)	$211
Municipal debt securities	8	2	-	10
Commercial paper	196	-	-	196
Corporate debt securities	177	12	(2)	187
Mortgage-backed securities:
U.S. government agency	31	1	-	32
Non-agency residential	1	-	-	1
Non-agency commercial	47	2	(2)	47
Asset-backed securities	49	3	-	52
Total available-for-sale debt securities	$726	$24	$(14)	$736
Equity investments				4,084
Total investments in marketable securities				$4,820

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

For the nine months ended December 31, 2021, non-cash investing activities related to in-kind redemptions and subsequent purchases amounted to $1.1 billion.  There were no non-cash investing activities related to in-kind redemptions for the three months ended December 31, 2021.

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for less than twelve months and greater than twelve months were not significant as of December 31, 2021 and March 31, 2021.

An allowance for credit losses is established when it is determined that a credit loss has occurred.  As of December 31, 2021, management determined that credit losses did not exist for securities in an unrealized loss position.  This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Available-for-sale debt securities:
Unrealized (losses) gains on securities for which the fair value option was elected	$(4)	$-	$3	$-
Realized (losses) gains	$(1)	$2	$(1)	$19

Equity investments:
Unrealized gains	$26	$49	$84	$188
Realized gains on sales	$-	$3	$22	$15

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2021
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$127	$127
Due after 1 year through 5 years	372	375
Due after 5 years through 10 years	357	359
Due after 10 years	290	297
Mortgage-backed and asset-backed securities [1]	193	197
Total	$1,339	$1,355
[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2021	2021
Retail receivables [1]	$71,727	$66,991
Dealer financing	10,254	13,642
	81,981	80,633

Deferred origination costs	1,305	1,145
Deferred income	(1,176)	(1,408)
Allowance for credit losses
Retail receivables	(1,140)	(1,075)
Dealer financing	(45)	(103)
Total allowance for credit losses	(1,185)	(1,178)
Finance receivables, net	$80,925	$79,192
[1]	Includes securitized retail receivables of $21.9 billion and $22.1 billion as of December 31, 2021 and March 31, 2021, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $214 million and $187 million at December 31, 2021 and March 31, 2021, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2021
	2022	2021	2020	2019	2018	2017 and Prior	Total
Aging of finance receivables:
Current	$25,098	$24,373	$10,913	$5,626	$3,390	$1,057	$70,457
30-59 days past due	215	341	177	119	81	52	985
60-89 days past due	54	97	49	36	22	16	274
90 days or greater past due	29	51	23	15	11	11	140
Total	$25,396	$24,862	$11,162	$5,796	$3,504	$1,136	$71,856

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2021
	2021	2020	2019	2018	2017	2016 and Prior	Total
Aging of finance receivables:
Current	$32,026	$16,047	$8,972	$5,977	$2,435	$496	$65,953
30-59 days past due	147	145	114	83	46	27	562
60-89 days past due	37	39	28	21	11	8	144
90 days or greater past due	18	18	13	9	5	6	69
Total	$32,228	$16,249	$9,127	$6,090	$2,497	$537	$66,728

The amortized cost of retail loan portfolio excludes accrued interest of $193 million and $160 million at December 31, 2021 and March 31, 2021, respectively.  The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2021
	2022	2021	2020	2019	2018	2017 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$2,852	$2,852
Credit Watch	-	-	-	-	-	-	12	12
At Risk	-	-	-	-	-	-	2	2
Default	-	-	-	-	-	-	-	-
Wholesale total	$-	$-	$-	$-	$-	$-	$2,866	$2,866
Real estate
Performing	$1,164	$1,316	$280	$568	$292	$1,434	$-	$5,054
Credit Watch	-	2	-	-	-	12	-	14
At Risk	-	-	-	-	-	8	-	8
Default	-	-	-	-	-	-	-	-
Real estate total	$1,164	$1,318	$280	$568	$292	$1,454	$-	$5,076
Working Capital
Performing	$519	$368	$216	$162	$40	$183	$823	$2,311
Credit Watch	-	1	-	-	-	-	-	1
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Working capital total	$519	$369	$216	$162	$40	$183	$823	$2,312
Total	$1,683	$1,687	$496	$730	$332	$1,637	$3,689	$10,254

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

The amortized cost of the dealer products portfolio excludes accrued interest of $21 million and $27 million at December 31, 2021 and March 31, 2021, respectively.  As of December 31, 2021 and March 31, 2021, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant, respectively.

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

The following tables summarize the aging of the amortized cost basis of our finance receivables by class:

	December 31, 2021
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$985	$274	$140	$1,399	$70,457	$71,856	$89
Wholesale	-	-	-	-	2,866	2,866	-
Real estate	-	-	-	-	5,076	5,076	-
Working capital	-	-	-	-	2,312	2,312	-
Total	$985	$274	$140	$1,399	$80,711	$82,110	$89

	March 31, 2021
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$562	$144	$69	$775	$65,953	$66,728	$39
Wholesale	-	-	-	-	6,157	6,157	-
Real estate	-	-	-	-	5,203	5,203	-
Working capital	-	-	-	-	2,282	2,282	-
Total	$562	$144	$69	$775	$79,595	$80,370	$39

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2021 and 2020 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and nine months ended December 31, 2021 and 2020.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2021 and 2020, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

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

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended December 31, 2021
	Retail loan	Dealer products	Total

Beginning balance, October 1, 2021	$1,135	$89	$1,224
Charge-offs	(64)	-	(64)
Recoveries	14	-	14
Provision for credit losses	55	(10)	45
Ending balance, December 31, 2021 [1]	$1,140	$79	$1,219

	Nine months ended December 31, 2021
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2021	$1,075	$140	$1,215
Charge-offs	(152)	-	(152)
Recoveries	46	-	46
Provision for credit losses	171	(61)	110
Ending balance, December 31, 2021 [1]	$1,140	$79	$1,219

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

Finance receivables for the dealer products portfolio segment as of December 31, 2021 includes $922 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $183 million in finance receivables that are guaranteed by third-party private Toyota distributors.  Finance receivables for the dealer products portfolio segment as of December 31, 2020 includes $1,025 million in finance receivables that are guaranteed by TMNA, and $164 million in finance receivables that are guaranteed by third-party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

During the first nine months of fiscal 2022, the allowance for credit losses increased $4 million as the growth of our retail loan portfolio and increase in delinquencies was largely offset by improvement in the financial performance of our dealers.  In contrast, during the first nine months of fiscal 2021, the allowance for credit losses increased $472 million reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13, and an increase of $180 million primarily due to the increase in expected credit losses for the retail loan portfolio driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.

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

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2021	2021
Investments in operating leases [1]	$47,397	$48,337
Deferred origination (fees) and costs, net	(56)	(101)
Deferred income	(1,488)	(1,759)
Accumulated depreciation	(9,017)	(9,386)
Investments in operating leases, net	$36,836	$37,091
[1]	Includes securitized investments in operating leases of $16.8 billion and $9.3 billion as of December 31, 2021 and March 31, 2021, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2021, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	December 31, 2021		March 31, 2021
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$63,788	$998	$44,125	$1,026
Foreign currency swaps	2,776	85	7,274	330
Total	$66,564	$1,083	$51,399	$1,356

Counterparty netting		(640)		(840)
Collateral held		(380)		(462)
Carrying value of derivative contracts – Other assets		$63		$54

Other liabilities:
Interest rate swaps	$33,127	$514	$55,062	$1,142
Foreign currency swaps	7,007	424	4,321	243
Total	$40,134	$938	$59,383	$1,385

Counterparty netting		(640)		(840)
Collateral posted		(298)		(544)
Carrying value of derivative contracts – Other liabilities		$-		$1

As of December 31, 2021 and March 31, 2021, we held excess collateral of $1 million and $29 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets.  As of December 31, 2021 and March 31, 2021, we posted initial margin and excess collateral of $121 million and $10 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Interest expense on debt	$362	$460	$1,134	$1,531
Interest expense on derivatives	23	103	137	334
Interest expense on debt and derivatives	385	563	1,271	1,865

(Gains) losses on debt denominated in foreign currencies	(60)	655	(338)	1,703
Losses (gains) on foreign currency swaps	151	(658)	509	(1,754)
Gains on U.S. dollar interest rate swaps	(130)	(69)	(387)	(280)
Total interest expense	$346	$491	$1,055	$1,534

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	December 31, 2021			March 31, 2021
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	82,293	82,054	1.17%	85,759	85,513	1.31%
Secured notes and loans payable	28,114	28,068	0.91%	24,256	24,212	1.29%
Total debt	$110,407	$110,122	1.10%	$110,015	$109,725	1.31%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $17.0 billion as of December 31, 2021 and March 31, 2021, respectively.

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

Note 7 – Debt and Credit Facilities (Continued)

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal 2023, 2025, and 2027, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as of December 31, 2021 and March 31, 2021.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $7.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  We utilized $3.7 billion and $3.2 billion of this facility as of December 31, 2021 and March 31, 2021, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of December 31, 2021, TMCC had committed bank credit facilities totaling $4.6 billion, of which $350 million, $2.2 billion, $300 million, and $1.7 billion mature in fiscal 2022, 2023, 2024, and 2025 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2021 and March 31, 2021. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of December 31, 2021 and March 31, 2021.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included on our Consolidated Balance Sheets:

	December 31, 2021
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,233	$21,637	$51	$19,230	$8
Investments in operating leases	616	12,434	22	8,838	2
Total	$1,849	$34,071	$73	$28,068	$10

	March 31, 2021
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,521	$21,745	$46	$19,665	$13
Investments in operating leases	436	6,599	43	4,547	1
Total	$1,957	$28,344	$89	$24,212	$14

Restricted Cash, including cash equivalents, shown in the previous tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net securitized assets shown in the previous tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses.  Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,515 million and $1,409 million of securities retained by TMCC at December 31, 2021 and March 31, 2021, respectively.  Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021 and revenues earned from these dealers for the three and nine months ended December 31, 2021 and 2020 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due and revenues earned under these relationships as of and for the three and nine months ended December 31, 2021 and 2020 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2021	2021
Commitments:
Credit facilities commitments with dealers	$3,131	$2,338
Commitments under operating lease agreements	124	141
Total commitments	3,255	2,479
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,355	$2,579

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

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $25 million and $8 million for the first nine months and third quarter of fiscal 2022, as compared to $28 million and $8 million for the same periods in fiscal 2021.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the previous table include $86 million and $93 million for facilities leases with affiliates at December 31, 2021 and March 31, 2021, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

December 31,
Years ending March 31,	2021
2022	$5
2023	19
2024	16
2025	14
2026	13
Thereafter	57
Total	$124
Present value discount	(14)
Total operating lease liability	$110

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

December 31,
2021
ROU assets	$101
Weighted average remaining lease term (in years)	8.4
Weighted average discount rate	2.76%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$21

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2021 and March 31, 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements.  Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2021, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2021 and March 31, 2021, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $233 million and $697 million for the three and nine months ended December 31, 2021, respectively, compared to $215 million and $546 million for the same periods in fiscal 2021.  Our effective tax rate was 24 percent and 23 percent for the three and nine months ended December 31, 2021, respectively, compared to 24 percent for each of the same periods in fiscal 2021.  The increase in the provision for income taxes for the three and nine months ended December 31, 2021, compared to the same periods in fiscal 2021, was primarily due to the increase in income before income taxes.  The lower effective tax rate for the first nine months of fiscal 2022, compared to the same period in fiscal 2021, was primarily attributable to the tax benefit from the federal tax credits recognized in fiscal 2022 as well as the enacted state tax law changes that resulted in higher state tax expense in fiscal 2021.

Tax-related Contingencies

As of December 31, 2021, we remain under IRS examination for fiscal 2018 through fiscal 2022.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended December 31, 2021, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the deferred deduction of allowance for credit losses and residual value loss estimates and other deferred costs.  The total deferred tax liability, net of these deferred tax assets, was $2.4 billion and $2.9 billion at December 31, 2021 and March 31, 2021, respectively.  Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In April 2021, TMCC increased financing support available to Toyota Finance New Zealand Limited to $250 million.  In July 2021, TMCC entered into a services agreement with Toyota Financial Savings Bank (“TFSB”) to subservice loans on their behalf.  In August 2021, TMCC increased financing support available to TFSB to $1.0 billion and entered into a financing support agreement with Toyota Finance Corporation (“TFC”) for $100 million.  In November 2021, in accordance with the financing support agreement and for general corporate purposes, TFC borrowed from TMCC in Japanese Yen a principal amount equivalent to $100 million with an interest rate of 0.0175% and repayment date of November 2023.

Except for the transactions mentioned above, as of December 31, 2021, there were no material changes to our related party agreements or relationships as described in our fiscal 2021 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Net financing revenues:
Manufacturer's subvention and other revenues	$425	$503	$1,361	$1,504
Depreciation on operating leases	$(14)	$(33)	$(67)	$(82)

Interest expense:
Credit support fees, interest and other expenses	$25	$26	$76	$93

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$42	$43	$127	$130

Investment and other income, net:
Interest and other income	$1	$3	$6	$16

Expenses:
Operating and administrative expenses	$19	$20	$62	$63

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	December 31,	March 31,
	2021	2021
Assets:
Cash and cash equivalents
Commercial paper	$25	$6

Investments in marketable securities
Commercial paper	$25	$196

Finance receivables, net
Accounts receivable	$88	$140
Deferred retail subvention income	$(932)	$(1,156)

Investments in operating leases, net
Investments in operating leases, net	$(217)	$(236)
Deferred lease subvention income	$(1,120)	$(1,528)

Other assets
Notes receivable	$768	$869
Other receivables, net	$80	$83

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$376	$352
Other payables, net	$383	$306
Notes payable	$36	$19

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of December 31, 2021 and March 31, 2021, the subvention receivable from TMNA was $56 million and $184 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of December 31, 2021 and March 31, 2021, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	December 31, 2021
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$484	$6	$-	$-	$490
Foreign government and agency obligations	-	31	-	-	31
Municipal debt securities	-	11	-	-	11
Commercial paper	-	25	-	-	25
Corporate debt securities	-	601	-	-	601
Mortgage-backed securities:
U.S. government agency	-	22	-	-	22
Non-agency residential	-	8	3	-	11
Non-agency commercial	-	60	16	-	76
Asset-backed securities	-	72	16	-	88
Available-for-sale debt securities total	484	836	35	-	1,355
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,205
Total return bond funds	1,569	-	-	-	1,569
Equity mutual funds	992	-	-	-	992
Equity investments total	2,561	-	-	-	3,766
Investments in marketable securities total	3,045	836	35	-	5,121
Derivative assets:
Interest rate swaps	-	998	-	-	998
Foreign currency swaps	-	85	-	-	85
Counterparty netting and collateral	-	-	-	(1,020)	(1,020)
Derivative assets total	-	1,083	-	(1,020)	63
Assets at fair value	3,045	1,919	35	(1,020)	5,184
Derivative liabilities:
Interest rate swaps	-	(514)	-	-	(514)
Foreign currency swaps	-	(424)	-	-	(424)
Counterparty netting and collateral	-	-	-	938	938
Liabilities at fair value	-	(938)	-	938	-
Net assets at fair value	$3,045	$981	$35	$(82)	$5,184

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of December 31, 2021and March 31, 2021, or Consolidated Statements of Income for the three and nine months ended December 31, 2021 and 2020.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2021 and March 31, 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	December 31, 2021
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$70,904	$-	$-	$74,090	$74,090
Wholesale	2,864	-	-	2,878	2,878
Real estate	5,041	-	-	5,215	5,215
Working capital	2,238	-	-	2,181	2,181

Financial liabilities
Unsecured notes and loans payable	$82,054	$-	$82,671	$-	$82,671
Secured notes and loans payable	28,068	-	-	28,120	28,120

	March 31, 2021
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$65,808	$-	$-	$69,007	$69,007
Wholesale	6,132	-	-	6,158	6,158
Real estate	5,142	-	-	5,224	5,224
Working capital	2,154	-	-	2,171	2,171

Financial liabilities
Unsecured notes and loans payable	$85,513	$-	$86,205	$555	$86,760
Secured notes and loans payable	24,212	-	-	24,478	24,478

Accrued interest related to finance receivables is in Other assets in the Consolidated Balance Sheets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments.  Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the previous tables, along with the finance receivables, deferred origination costs, deferred income, and allowance for credit losses.  Finance receivables in the previous tables excludes related party transactions, for which the fair value approximates the carrying value, of $88 million and $140 million at December 31, 2021 and March 31, 2021, respectively.  Fair values of related party finance receivables, net are classified as Level 3 within the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 within the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended December 31, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,991	$-	$-	$2,991
Depreciation on operating leases	1,460	-	-	1,460
Interest expense	346	-	-	346
Net financing revenues	1,185	-	-	1,185

Voluntary protection contract revenues and insurance earned premiums	-	255	-	255
Investment and other income, net	12	64	-	76
Net financing and other revenues	1,197	319	-	1,516

Expenses:
Provision for credit losses	45	-	-	45
Operating and administrative expenses	293	101	-	394
Voluntary protection contract expenses and insurance losses	-	96	-	96
Total expenses	338	197	-	535

Income before income taxes	859	122	-	981
Provision for income taxes	204	29	-	233

Net income	$655	$93	$-	$748

	Nine months ended December 31, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$9,022	$-	$-	$9,022
Depreciation on operating leases	4,400	-	-	4,400
Interest expense	1,055	-	-	1,055
Net financing revenues	3,567	-	-	3,567

Voluntary protection contract revenues and insurance earned premiums	-	758	-	758
Investment and other income, net	40	199	-	239
Net financing and other revenues	3,607	957	-	4,564

Expenses:
Provision for credit losses	110	-	-	110
Operating and administrative expenses	872	291	-	1,163
Voluntary protection contract expenses and insurance losses	-	303	-	303
Total expenses	982	594	-	1,576

Income before income taxes	2,625	363	-	2,988
Provision for income taxes	610	87	-	697

Net income	$2,015	$276	$-	$2,291

Total assets at December 31, 2021	$129,511	$6,745	$(121)	$136,135

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

	Three months ended December 31, 2020
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,974	$-	$-	$2,974
Depreciation on operating leases	1,450	-	-	1,450
Interest expense	491	-	-	491
Net financing revenues	1,033	-	-	1,033

Voluntary protection contract revenues and insurance earned premiums	-	241	-	241
Investment and other income, net	21	158	-	179
Net financing and other revenues	1,054	399	-	1,453

Expenses:
Provision for credit losses	118	-	-	118
Operating and administrative expenses	268	86	-	354
Voluntary protection contract expenses and insurance losses	-	98	-	98
Total expenses	386	184	-	570

Income before income taxes	668	215	-	883
Provision for income taxes	163	52	-	215

Net income	$505	$163	$-	$668

	Nine months ended December 31, 2020
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$8,821	$-	$-	$8,821
Depreciation on operating leases	4,484	-	-	4,484
Interest expense	1,534	-	-	1,534
Net financing revenues	2,803	-	-	2,803

Voluntary protection contract revenues and insurance earned premiums	-	714	-	714
Investment and other income, net	76	369	-	445
Net financing and other revenues	2,879	1,083	-	3,962

Expenses:
Provision for credit losses	366	-	-	366
Operating and administrative expenses	818	270	-	1,088
Voluntary protection contract expenses and insurance losses	-	265	-	265
Total expenses	1,184	535	-	1,719

Income before income taxes	1,695	548	-	2,243
Provision for income taxes	414	132	-	546

Net income	$1,281	$416	$-	$1,697

Total assets at December 31, 2020	$128,442	$6,176	$(127)	$134,491

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three and nine months ended December 31, 2021 and 2020, approximately 82 percent and 83 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and nine months ended December 31, 2021 and 2020.

We had $2.4 billion and $2.5 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2020 and March 31, 2021, respectively.  We recognized $170 million and $545 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three and nine months ended December 31, 2021, respectively, compared to $169 million and $537 million recognized during the same periods in fiscal 2021.  As of December 31, 2021, we had unearned voluntary protection contract revenues of $2.6 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $205 million during fiscal 2022, and $2.4 billion thereafter.  At December 31, 2020, we had unearned voluntary protection contract revenues of $2.4 billion associated with outstanding contracts.

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

Fiscal 2022 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2022 (“fiscal 2022”), the United States (“U.S.”) economy continued to be impacted by the global coronavirus and related variants (“COVID-19”) pandemic and the extraordinary governmental measures intended to slow its spread. In conjunction with increases in vaccination rates and the easing of restrictive measures in the current fiscal year, there has been improvement in unemployment levels and consumer confidence from fiscal 2021 pandemic lows, but neither have returned to pre-pandemic levels.  There remains uncertainty around the duration and the severity of the COVID-19 pandemic, the timing and strength of the economy’s recovery, and the impacts of government support and lender relief programs ending.  In addition, along with the reopening of the US economy, inflation has increased in fiscal 2022 from pandemic lows in fiscal 2021.  The impact of the COVID-19 pandemic on our future operations is difficult to predict, but the curtailment of economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, ending of government support programs, delayed consumer response to the lifting of restrictive measures, or permanent behavior changes in consumer spending could have further negative impact on consumer economics, dealerships, and auction sites, which could have a material adverse impact on our business, financial condition, and future results of operations. In addition, changes in the economy that adversely impact the consumer, such as inflation, higher interest rates, elevated debt levels and an increase in unemployment from the current levels could adversely impact our results of operations.

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

Average used vehicle values continued to increase in the first nine months of fiscal 2022 to historically high levels, primarily due to the lack of availability of new vehicles. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

Conditions in the global capital markets were generally stable during the first nine months of fiscal 2022. We continue to maintain broad global access to both domestic and international markets. However, uncertainty regarding the course of the COVID-19 pandemic or future changes in U.S. monetary policy could cause disruptions in the capital markets and increase our funding costs during the remainder of the fiscal year.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2021	2020	2021	2020
Net income:
Finance operations [1]	$655	$505	$2,015	$1,281
Voluntary protection operations [1]	93	163	276	416
Total net income	$748	$668	$2,291	$1,697

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $2,291 million and $748 million for the first nine months and third quarter of fiscal 2022, respectively, compared to $1,697 million and $668 million for the same periods in fiscal 2021.  The increase in net income for the first nine months of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to a $479 million decrease in interest expense, a $256 million decrease in provision for credit losses, a $201 million increase in total financing revenues, and a $84 million decrease in depreciation on operating leases, partially offset by a $206 million decrease in investment and other income, net, a $151 million increase in provision for income taxes, and a $75 million increase in operating and administrative expense.  The increase in net income for the third quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to a $145 million decrease in interest expense, a $73 million decrease in provision for credit losses, and a $17 million increase in total financing revenues, partially offset by a $103 million decrease in investment and other income, net, a $40 million increase in operating and administrative expense and an $18 million increase in provision for income taxes.

Our overall capital position increased $2.3 billion, bringing total shareholder’s equity to $17.9 billion at December 31, 2021 as compared to $15.6 billion at March 31, 2021.  Our debt increased to $110.1 billion at December 31, 2021 from $109.7 billion at March 31, 2021.  Our debt-to-equity ratio decreased to 6.2 at December 31, 2021 from 7.0 at March 31, 2021.

Finance Operations

The following table summarizes key results of our finance operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2021	2020	Change	2021	2020	change
Financing revenues:
Operating lease	$2,081	$2,122	(2)%	$6,329	$6,365	(1)%
Retail	830	749	11%	2,442	2,144	14%
Dealer	80	103	(22)%	251	312	(20)%
Total financing revenues	2,991	2,974	1%	9,022	8,821	2%
Depreciation on operating leases	1,460	1,450	1%	4,400	4,484	(2)%
Interest expense	346	491	(30)%	1,055	1,534	(31)%
Net financing revenues	1,185	1,033	15%	3,567	2,803	27%

Investment and other income, net	12	21	(43)%	40	76	(47)%
Net financing and other revenues	1,197	1,054	14%	3,607	2,879	25%

Expenses:
Provision for credit losses	45	118	(62)%	110	366	(70)%
Operating and administrative expenses	293	268	9%	872	818	7%
Total expenses	338	386	(12)%	982	1,184	(17)%

Income before income taxes	859	668	29%	2,625	1,695	55%
Provision for income taxes	204	163	25%	610	414	47%

Net income from finance operations	$655	$505	30%	$2,015	$1,281	57%

Our finance operations reported net income of $2,015 million and $655 million for the first nine months and third quarter of fiscal 2022, respectively, compared to $1,281 million and $505 million for the same periods in fiscal 2021.  The increase in net income from finance operations for first nine months of fiscal 2022, compared to the same period in fiscal 2021 was due to a $479 million decrease in interest expense, a $256 million decrease in provision for credit losses, a $201 million increase in total financing revenues, and a $84 million decrease in depreciation on operating leases, partially offset by a $196 million increase in provision for income taxes, a $54 million increase in operating and administrative expenses, and a $36 million decrease in investment and other income.  The increase in net income from finance operations for the third quarter of fiscal 2022, compared to the same period in fiscal 2021 was primarily due to a $145 million decrease in interest expense, a $73 million decrease in provision for credit losses, partially offset by a $41 million increase in provision for income taxes, and a $25 million increase in operating and administrative expenses.

Financing Revenues

Total financing revenues increased 2 percent and remained relatively unchanged during the first nine months and third quarter of fiscal 2022, respectively, as compared to the same periods in fiscal 2021 due to the following:

•

Operating lease revenues remained relatively unchanged for first nine months of fiscal 2022, compared to the same period in fiscal 2021.  Operating lease revenues decreased 2% for the third quarter of fiscal 2022, compared to the same period in fiscal 2021 primarily due to lower yields partially offset by higher earning asset balances outstanding.

•

Retail financing revenues increased 14 percent and 11 percent for the first nine months and third quarter of fiscal 2022, respectively, as compared to the same periods in fiscal 2021, primarily due to higher average outstanding earning asset balances partially offset by lower yields.

•

Dealer financing revenues decreased 20 percent and 22 percent for the first nine months and third quarter of fiscal 2022, respectively, as compared to the same periods in fiscal 2021, due to lower average outstanding earning asset balances from lower average inventory levels partially offset by higher yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 5.1 percent for the first nine months and third quarter of fiscal 2022, respectively, compared to 5.1 percent and 5.3 percent for the same periods in fiscal 2021.

Depreciation on Operating Leases

We reported depreciation on operating leases of $4,400 million for the first nine months of fiscal 2022, compared to $4,484 million for the same period in fiscal 2021, primarily due to lower residual value losses as a result of continued historically high levels of average used vehicle values and lower average operating lease units outstanding.  We reported depreciation on operating leases of $1,460 million for the third quarter of fiscal 2022, compared to $1,450 million for the same period in fiscal 2021.  The economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles, which has led to higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory supply.

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

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2021	2020	2021	2020
Interest expense on debt	$362	$460	$1,134	$1,531
Interest expense on derivatives	23	103	137	334
Interest expense on debt and derivatives	385	563	1,271	1,865

(Gains) losses on debt denominated in foreign currencies	(60)	655	(338)	1,703
Losses (gains) on foreign currency swaps	151	(658)	509	(1,754)
Gains on U.S. dollar interest rate swaps	(130)	(69)	(387)	(280)
Total interest expense	$346	$491	$1,055	$1,534

During the first nine months and third quarter of fiscal 2022, total interest expense decreased to $1,055 million and $346 million, respectively, from $1,534 million and $491 million for the same periods in fiscal 2021.  The decrease in total interest expense for the first nine months and third quarter of fiscal 2022 compared to the same periods in fiscal 2021 is primarily attributable to a decrease in interest expense on debt and derivatives combined and higher gains on U.S. dollar interest rate swaps, partially offset by losses on foreign currency swaps net of gains from debt denominated in foreign currencies.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During the first nine months and third quarter of fiscal 2022, interest expense on debt and derivatives decreased to $1,271 million and $385 million from $1,865 million and $563 million for the same periods in fiscal 2021. The decrease in interest expense on debt is due to a decrease in weighted average interest rates, partially offset by an increase in portfolio size.  The decrease in interest expense on derivatives is primarily due to a decrease in interest expense on pay-fixed swaps partially offset by increase in interest expense on pay-float swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first nine months and third quarter of fiscal 2022, we recorded net losses of $171 million and $91 million, respectively, primarily as a result of increases in foreign currency swap rates across various currencies in which our debt is denominated.  During the first nine months and third quarter of fiscal 2021, we recorded net gains of $51 million and $3 million, respectively, primarily as a result of decreases in foreign currency swap rates across various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first nine months and third quarter of fiscal 2022, we recorded gains of $387 million and $130 million, respectively, primarily due to the upward shift of U.S. dollar swap rates and net interest income on our pay-fixed swaps exceeding losses on our pay-float swaps.  During the first nine months and third quarter of fiscal 2021, we recorded gains of $280 million and $69 million, respectively, as the impact from net interest income outweighed the losses attributed to the downward shift of U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $40 million and $12 million for the first nine months and third quarter of fiscal 2022, respectively, compared to $76 million and $21 million for the same periods in fiscal 2021.  The decrease in investment and other income, net for the first nine months and third quarter of fiscal 2022, compared to the same periods in fiscal 2021, was primarily due to lower average balances in our cash equivalents and investment in marketable securities portfolio.

Provision for Credit Losses

We recorded a provision for credit losses of $110 million and $45 million for the first nine months and third quarter of fiscal 2022, respectively, compared to a provision for credit losses of $366 million and $118 million for the same periods in fiscal 2021.  The decrease in the provision for credit losses for the first nine months and third quarter of fiscal 2022, respectively, compared to the same periods in fiscal 2021, was primarily a result of the improvement in macroeconomic conditions and the financial performance of our dealers in fiscal 2022.  In contrast, in fiscal 2021, we increased the expected credit losses for our retail loan portfolio due to a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in stay-at-home orders, increased unemployment, and decreased consumer spending.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $872 million and $293 million for the first nine months and third quarter of fiscal 2022, respectively, compared to $818 million and $268 million for the same periods in fiscal 2021. The increase in operating and administrative expenses for the first nine months and third quarter of fiscal 2022, respectively, compared the same periods in fiscal 2021, was primarily due to an increase in employee and technology expenses.

Voluntary Protection Operations

The following table summarizes key results of our voluntary protection operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2021	2020	Change	2021	2020	change
Contracts (units in thousands)
Issued	677	662	2%	2,296	1,872	23%
Average in force	10,063	9,526	6%	9,866	9,465	4%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$255	$241	6%	$758	$714	6%
Investment and other income, net	64	158	(59)%	199	369	(46)%
Revenues from voluntary protection operations	319	399	(20)%	957	1,083	(12)%

Expenses:
Voluntary protection contract expenses and insurance losses	96	98	(2)%	303	265	14%
Operating and administrative expenses	101	86	17%	291	270	8%
Total expenses	197	184	7%	594	535	11%

Income before income taxes	122	215	(43)%	363	548	(34)%
Provision for income taxes	29	52	(44)%	87	132	(34)%

Net income from voluntary protection operations	$93	$163	(43)%	$276	$416	(34)%
Our voluntary protection operations reported net income of $276 million and $93 million for the first nine months and third quarter of fiscal 2022, respectively, compared to $416 million and $163 million for the same periods in fiscal 2021.  The decrease in net income from voluntary protection operations for the first nine months of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to a $170 million decrease in investment and other income, net, and a $38 million increase in voluntary protection contract expenses and insurance losses, partially offset by a $45 million decrease in provision for income taxes, and a $44 million increase in voluntary protection contract revenues and insurance earned premiums.  The decrease in net income from voluntary protection operations for the third quarter of fiscal 2022, compared to same period in fiscal 2021, was primarily due to a $94 million decrease in investment and other income, net, and a $15 million increase in operating and administrative expenses, partially offset by a $23 million decrease in provision for income taxes, and a $14 million increase in voluntary protection contract revenues and insurance earned premiums.

Contracts issued increased 23 percent and 2 percent in the first nine months and third quarter of fiscal 2022, compared to the same periods in fiscal 2021. The higher contract issuances for the first nine months of fiscal 2022, compared to the same period in fiscal 2021, was mainly due to the continued growth of our private label services and our issuances were negatively impacted in fiscal year 2021 by the decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19.  The average number of contracts in force increased 4 percent and 6 percent for the first nine months and third quarter of fiscal 2022, respectively, compared to the same periods in fiscal 2021, due to net growth in the voluntary protection portfolio, most notably in prepaid maintenance, guaranteed auto protection, and vehicle services contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $758 million and $255 million for the first nine months and third quarter of fiscal 2022, respectively, compared to $714 million and $241 million for the same periods in fiscal 2021.  Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level, age, and mix of in force contracts.  Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims.  The increase in voluntary protection contract revenues and insurance earned premiums for the first nine months and third quarter of fiscal 2022, compared to the same periods in fiscal 2021, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio.

Investment and Other Income, Net

Our voluntary protection operations reported investment and other income, net of $199 million for the first nine months of fiscal 2022, compared to $369 million for the same period in fiscal 2021.  Our voluntary protection operations reported investment and other income, net of $64 million for the third quarter of fiscal 2022, compared to investment and other income, net of $158 million for the same period in fiscal 2021.  Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any.  The decrease in investment and other income, net for the first nine months of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to lower gains from changes in fair value on our equity investments and from sales of fixed income securities, as well as lower dividend income.  The decrease in investment and other income, net for the third quarter of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to lower dividend income and lower gains from changes in fair value on our equity investments.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $303 million and $96 million for the first nine months and third quarter of fiscal 2022, respectively, compared to $265 million and $98 million for the same periods in fiscal 2021.  Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations.  Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The increase in voluntary protection contract expenses and insurance losses for the first nine months of fiscal 2022, compared to the same period in fiscal 2021, was primarily due to an increase in frequency of claims in our prepaid maintenance contracts, vehicle service contracts and tire and wheel contracts.  Our voluntary protection contract expenses and insurance losses in fiscal 2021 were impacted by lower claims as a result of changes in consumer driving patterns caused by the COVID-19 pandemic, including restrictions and other changes in behavior.

Operating and Administrative Expenses

Our voluntary protection operations operating and administrative expenses increased to $291 million and $101 million for the first nine months and third quarter of fiscal 2022, respectively, compared to $270 million and $86 million for the same periods in fiscal 2021.  The increase in operating and administrative expenses for the first nine months and third quarter of fiscal 2022, compared to the same periods in fiscal 2021, was primarily attributable to higher acquisition and other product expenses, higher dealer back-end program expenses, and overhead expenses.  Insurance dealer back-end program expenses are incentives or expense reduction programs we offer to dealers based on certain performance criteria.

Provision for Income Taxes

We recorded a provision for income taxes of $697 million and $233 million for the first nine months and third quarter of fiscal 2022, respectively, compared to $546 million and $215 million for the same periods in fiscal 2021.  Our effective tax rate was 23 percent and 24 percent for the first nine months and third quarter of fiscal 2022, respectively, compared to 24 percent for each of the same periods in fiscal 2021.  The increase in the provision for income taxes for the first nine months and third quarter of fiscal 2022, compared to the same periods in fiscal 2021, was primarily due to the increase in income before income taxes.  The lower effective tax rate for the first nine months of fiscal 2022, compared to the same period in fiscal 2021, was primarily attributable to the tax benefit from the federal tax credits recognized in fiscal 2022 as well as the enacted state tax law changes that resulted in higher state tax expense in fiscal 2021.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2021	2020	change	2021	2020	Change
Vehicle financing volume [1]:
New retail contracts	158	198	(20)%	523	570	(8)%
Used retail contracts	106	114	(7)%	355	354	-%
Lease contracts	72	142	(49)%	349	355	(2)%
Total	336	454	(26)%	1,227	1,279	(4)%

TMNA subvened vehicle financing volume [2]:
New retail contracts	63	68	(7)%	174	234	(26)%
Used retail contracts	8	8	-%	21	50	(58)%
Lease contracts	42	107	(61)%	207	257	(19)%
Total	113	183	(38)%	402	541	(26)%

Market share of TMNA sales [3]:	54.3%	59.1%		55.1%	61.5%

[1]

Total financing volume was comprised of approximately 64 percent Toyota, 15 percent Lexus, 14 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for the first nine months of fiscal 2022.  Total financing volume was comprised of approximately 67 percent Toyota, 15 percent Lexus, 10 percent Mazda, and 8 percent non-Toyota/Lexus/Mazda for the third quarter of fiscal 2022.  Total financing volume was comprised of approximately 66 percent Toyota, 15 percent Lexus, 13 percent Mazda, and 6 percent non-Toyota/Lexus/Mazda for the first nine months of fiscal 2021.  Total financing volume was comprised of approximately 67 percent Toyota, 16 percent Lexus, 11 percent Mazda, and 6 percent non-Toyota/Lexus/ Mazda for the third quarter of fiscal 2021.

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

Our financing volume decreased 4 percent and 26 percent for the first nine months and third quarter of fiscal 2022, compared to the same periods in fiscal 2021, primarily due to lower new vehicles inventory levels.  The economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles.  This has led to lower levels of incentives and subvention on new and used retail contracts and lease contracts, which has resulted in increased competition from other financial institutions.

Our market share of TMNA sales decreased approximately 6 percentage points and approximately 5 percentage points for the first nine months and third quarter of fiscal 2022, respectively, compared to the same periods in fiscal 2021, due to lower levels of incentives and subvention on new and used retail and lease contracts and increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	December 31,	March 31,	Percentage
(Dollars in millions)	2021	2021	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$70,716	$65,653	8%
Dealer financing, net [1]	10,209	13,539	(25)%
Total finance receivables, net	80,925	79,192	2%
Investments in operating leases, net	36,836	37,091	(1)%
Net earning assets	$117,761	$116,283	1%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,015	1,002	1%
Dealers outside of the Toyota/Lexus/private label dealer network	411	395	4%
Total number of dealers receiving wholesale financing	1,426	1,397	2%

Dealer inventory outstanding (units in thousands)	65	185	(65)%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 8 percent and 20 percent for the first nine months and third quarter of fiscal 2022, respectively, compared to the same periods in fiscal 2021, primarily due to a decrease in the availability of new vehicles and lower levels of incentives and subvention on new contracts.  Economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles.

Our used retail contracts remained relatively unchanged for the first nine months of fiscal 2022, compared to the same period in fiscal 2021.  Our used retail contracts decreased by 7 percent for the third quarter of fiscal 2022, compared to same period in fiscal 2021, due to increased competition in the used vehicle marketplace caused by the reduction in new vehicle inventory levels.

Our retail finance receivables, net increased 8 percent at December 31, 2021 as compared to March 31, 2021 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 2 percent and 49 percent for the first nine months and third quarter of fiscal 2022, compared to the same periods in fiscal 2021, primarily due to the decrease in the availability of new vehicles and lower levels of incentive and subvention programs.  Our investments in operating leases, net, remained relatively unchanged at December 31, 2021, as compared to March 31, 2021 due to lower average operating lease units outstanding, offset by higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net decreased 25 percent at December 31, 2021, as compared to March 31, 2021, primarily due to a decrease in dealer inventory and related financing.  Economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a temporary decrease in dealer new vehicle inventory levels.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2021	2020	change	2021	2020	change
Depreciation on operating leases (dollars in millions)	$1,460	$1,450	1%	$4,400	$4,484	(2)%
Average operating lease units outstanding (in thousands)	1,308	1,326	(1)%	1,330	1,337	(1)%

Depreciation expense on operating leases decreased 2 percent for the first nine months of fiscal 2022, as compared to the same period in fiscal 2021, primarily due to lower residual value losses as a result of continued historically high levels of average used vehicle values and lower average operating lease units outstanding.  Depreciation expense on operating leases remained relatively consistent for the third quarter of fiscal 2022, as compared to the same period in fiscal 2021.  The economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles, which has led to higher off-lease vehicle purchases by dealers due to increased used vehicle values and decreased new vehicle inventory supply.

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

The following table provides information related to our origination experience:

	December 31,	March 31,	December 31,
	2021	2021	2020
Average consumer portfolio origination FICO score	742	744	744
Average retail loan origination term (months) [1]	69	68	68
[1]	Retail loan origination greater than or equal to 78 months was 9% as of December 31, 2021, 8% as of March 31, 2021, and 7% as of December 31, 2020.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2021 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	December 31,	March 31,	December 31,
	2021	2021	2020
Net charge-offs as a percentage of average finance receivables [1]	0.18%	0.29%	0.32%

Default frequency as a percentage of outstanding finance receivables contracts [1]	0.71%	0.90%	0.86%

Average finance receivables loss severity per unit [2]	$8,598	$10,035	$10,138

Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4]
Finance receivables	0.51%	0.27%	0.38%
Operating leases	0.28%	0.20%	0.30%
[1]

The ratio for net charge-offs and the ratio for default frequency have been annualized using nine months results for the periods ended December 31, 2021 and 2020.  Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity.  Our net charge-offs as a percentage of average finance receivables for the first nine months of fiscal 2022 decreased to 0.18 percent at December 31, 2021 from 0.32 percent at December 31, 2020. Our average finance receivables loss severity per unit for the first nine months of fiscal 2022 decreased to $8,598 from $10,138 in the first nine months of fiscal 2021.  Our default frequency as a percentage of outstanding finance receivable contracts decreased to 0.71 percent for the first nine months of fiscal 2022, compared to 0.86 percent in the same period in fiscal 2021.  The changes in our net charge-offs, loss severity per unit, and default frequency were primarily due to higher average used vehicle values, which reduced net charge-offs, loss per unit, and default frequency.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.51 percent at December 31, 2021, compared to 0.38 percent at December 31, 2020, and 0.27 percent at March 31, 2021.  Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.28 percent at December 31, 2021, compared to 0.30 percent at December 31, 2020, and 0.20 percent at March 31, 2021.  Along with our typical seasonal pattern for delinquency, the finance receivables delinquency rate in fiscal 2021 was positively impacted by the retail payment extension programs offered to our customers and dealers impacted by COVID-19, as well as influenced by government stimulus and other external programs in fiscal 2021, which are no longer available.  In addition, for a portion of fiscal 2021, as a result of a decline in economic conditions caused by the COVID-19 pandemic, there were government restrictions on repossession activities in certain states for which we have a high percentage of lease contracts which had a negative impact on our operating lease payments delinquency.  If the negative economic conditions caused by the COVID-19 pandemic continue, delinquencies and charge-offs could increase.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Allowance for credit losses at beginning of period	$1,224	$1,174	$1,215	$727
Adoption of ASU 2016-13 [1]	-	-	-	292
Charge-offs	(64)	(113)	(152)	(228)
Recoveries	14	20	46	42
Provision for credit losses	45	118	110	366
Allowance for credit losses at end of period [2]	$1,219	$1,199	$1,219	$1,199
[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020.
[2]

Ending balance as of December 31, 2021 and 2020 includes allowance for credit losses related to off-balance-sheet commitments of $34 million and $37 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheet.

Our allowance for credit losses increased by $20 million from $1,199 million at December 31, 2020 to $1,219 million at December 31, 2021.  The increase in the allowance for credit losses was primarily due to the increase in size of our retail loan portfolio and an increase in delinquencies, partially offset by lower expected credit losses in response to improvements in the macroeconomic forecast as well as a decrease in size of our dealer products portfolio.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.5 billion to $11.4 billion with an average balance of $9.2 billion during the quarter ended December 31, 2021.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of December 31, 2021 was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default.  As of December 31, 2021, our exposure to foreign sovereign and non-sovereign counterparties was not significant.  Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2021 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	December 31, 2021			March 31, 2021
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,001	$16,992	0.17%	$17,027	$17,021	0.20%
U.S. medium term note ("MTN") program	45,387	45,245	1.45%	44,294	44,149	1.64%
Euro medium term note ("EMTN") program	14,076	13,991	1.54%	16,262	16,173	1.57%
Other debt	5,829	5,826	1.06%	8,176	8,170	1.33%
Total Unsecured notes and loans payable	82,293	82,054	1.17%	85,759	85,513	1.31%
Secured notes and loans payable	28,114	28,068	0.91%	24,256	24,212	1.29%
Total debt	$110,407	$110,122	1.10%	$110,015	$109,725	1.31%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2021	$17,027	$44,294	$16,262	$8,176	$85,759
Issuances	-	11,605	2,140	1,867	15,612
Maturities and terminations	(26)	(10,512)	(4,060)	(4,210)	(18,808)
Non-cash changes in foreign currency rates	-	-	(266)	(4)	(270)
Balance at December 31, 2021	$17,001	$45,387	$14,076	$5,829	$82,293
[1]	Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.7 billion to $17.7 billion during the quarter ended December 31, 2021, with an average outstanding balance of $17.1 billion.  Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2021, the EMTN Issuers renewed the EMTN program for a one-year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €60.0 billion or the equivalent in other currencies, of which €27.2 billion was available for issuance at December 31, 2021.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2021	$24,256
Issuances	14,304
Maturities and terminations	(10,446)
Balance at December 31, 2021	$28,114

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2021.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of December 31, 2021 and March 31, 2021, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal 2023, 2025 and 2027, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as of December 31, 2021 and March 31, 2021.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $7.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  As of December 31, 2021, $3.7 billion of this facility was utilized.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of December 31, 2021, TMCC had committed bank credit facilities totaling $4.6 billion of which $350 million, $2.2 billion, $300 million, and $1.7 billion mature in fiscal 2022, 2023, 2024, and 2025 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2021 and March 31, 2021. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of December 31, 2021 and March 31, 2021.

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

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2021, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities.

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.  We had no hedge accounting derivatives as of December 31, 2021 and March 31, 2021, respectively.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in Other assets and Other liabilities on our Consolidated Balance Sheets:

	December 31,	March 31,
(Dollars in millions)	2021	2021
Gross derivatives assets, net of credit valuation adjustment	$1,083	$1,356
Less: Counterparty netting	(640)	(840)
Less: Collateral held	(380)	(462)
Derivative assets, net	$63	$54

Gross derivative liabilities, net of credit valuation adjustment	$938	$1,385
Less: Counterparty netting	(640)	(840)
Less: Collateral posted	(298)	(544)
Derivative liabilities, net	$-	$1

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of December 31, 2021 and March 31, 2021, we held excess collateral of $1 million and $29 million, respectively, which we did not use to offset derivative assets.  As of December 31, 2021 and March 31, 2021, we posted initial margin and excess collateral of $121 million and $10 million, respectively, which we did not use to offset derivative liabilities.

LIBOR TRANSITION

In July 2017, the United Kingdom Financial Conduct Authority (“FCA”), which regulates the London Inter-bank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.  In November 2020, ICE Benchmark Administration, the administrator of LIBOR, announced its intention to continue publication of overnight and one-, three-, six- and 12- month U.S. dollar LIBOR rates through June 30, 2023.  However, the United States Federal Reserve and other regulatory agencies issued guidance encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.  On March 5, 2021, the FCA announced that certain LIBOR rates will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of overnight and one-, three-, six- and 12-month U.S. dollar LIBOR rates, immediately after June 30, 2023).  We are exposed to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.  To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we have established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs.  Our efforts under this initiative include monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.  For example, we have committed to using Secured Overnight Financing Rate (“SOFR”) linked rates in connection with various borrowing arrangements and Prime in connection with various lending arrangements, and we continue to evaluate other alternatives as potential ARRs to LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of December 31, 2021, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

364 Day Credit Agreement, dated as of November 5, 2021, among Toyota Motor Credit Corporation, Toyota Motor Finance (NETHERLANDS) B.V., Toyota Financial Services (UK) PLC, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, LTD., as a Syndication Agent.

		(3)

10.2

Three Year Credit Agreement, dated as of November 5, 2021, among Toyota Motor Credit Corporation, Toyota Motor Finance (NETHERLANDS) B.V., Toyota Financial Services (UK) PLC, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, LTD., as a Syndication Agent.

		(4)

10.3

Five Year Credit Agreement, dated as of November 5, 2021, among Toyota Motor Credit Corporation, Toyota Motor Finance (NETHERLANDS) B.V., Toyota Financial Services (UK) PLC, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GMBH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, LTD., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, LTD., as a Syndication Agent.

		(5)

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 8, 2021, Commission File Number 1-9961.
(4)	Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 8, 2021, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 8, 2021, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 9, 2022	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2022	By	/s/ Scott Cooke
Scott Cooke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)