Form 10-K
period 2022-03-31
TOYOTA MOTOR CREDIT CORP
filed 2022-06-03
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

As of April 30, 2022, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2022

PART I

ITEM 1. BUSINESS

GENERAL

Toyota Motor Credit Corporation (“TMCC”) was incorporated in California in 1982 and commenced operations in 1983.  References herein to the “Company”, “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.  We are wholly-owned by Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  TMCC is marketed under the brands of Toyota Financial Services, Lexus Financial Services, and Mazda Financial Services.

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

Our field operations consist of three regional dealer service centers (“DSCs”) located in Chandler, Arizona (serving the West region), Plano, Texas (serving the Central region) and Alpharetta, Georgia (serving the East region).  The regional DSCs acquire retail and lease contracts from dealers, and market our voluntary protection products to dealers.

The dealer lending function is centralized at the DSC located in Plano, Texas, and supports the dealers by providing wholesale financing and other dealer financing activities such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.

We currently service contracts through three regional customer service centers (“CSCs”) located throughout the U.S.  The CSCs support customer account servicing functions such as collections, lease terminations, and administration of both retail and lease contract customer accounts.  The Central region CSC also supports voluntary protection operations by providing contract and claims administrative services.  In fiscal 2021, we announced the restructuring of our customer service operations to better serve our customers by relocating and streamlining the customer service operation and investing in new technology.  The restructuring is in progress and over the next year, we plan to complete the process of moving our three regional CSCs to be co-located with the regional DSCs to become regional experience centers.

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

FINANCE OPERATIONS

The table below summarizes our financing revenues, net of depreciation by product.

	Years ended March 31,
	2022	2021	2020
Percentage of financing revenues, net of depreciation [1]:
Operating leases, net of depreciation [1]	41%	43%	38%
Retail	54%	50%	49%
Dealer	5%	7%	13%
Financing revenues, net of depreciation [1]	100%	100%	100%

[1]

In conjunction with the adoption of ASU 2016-13 in fiscal 2021, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.  The information for the comparative period continues to be reported within the Provision for credit losses.

Retail and Lease Financing

Pricing

TMCC matches interest rates with customer risk as defined by credit bureau scores and other factors for a range of price and risk combinations.  Rates vary based on customer credit experience, contract term, loan-to-value and collateral, including whether a new or used vehicle is financed.  In addition, special rates may apply as a result of promotional activities.  We review and adjust interest rates based on competitive and economic factors and distribute the rates to dealers.

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

Subvention and Incentive Programs

Toyota Motor Sales, U.S.A., Inc. (“TMS”), a subsidiary of Toyota Motor North America, Inc. (“TMNA”), is the primary distributor of Toyota and Lexus vehicles in the United States.  In partnership with TMNA and certain non-affiliated third-party distributors, we may offer special promotional rates, which we refer to as subvention programs.  TMNA and third-party distributors pay us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on the marketing strategies of TMNA and third-party distributors, economic conditions, vehicle inventory levels, and volume of vehicle sales.  The amount of subvention received varies based on the mix of vehicles included in the promotional rate programs and the timing of the programs.  The majority of our lease contracts and a significant portion of our retail contracts are subvened.  We may also offer cash and contractual residual value support incentive programs in partnership with TMNA or third-party distributors.  Subvention and other cash incentive program payments offered in partnership with TMNA or third-party distributors are settled at the beginning of the retail or lease contract.  We may also offer our own cash incentives and other competitive rate programs.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income or a reduction to depreciation expense for lease contracts.

Servicing

Our CSCs are responsible for servicing the consumer portfolio.  A centralized department manages third-party vendor relationships responsible for bankruptcy administration, liquidation and post charge-off recovery activities, certain administrative activities, customer services activities and pre-charge-off collections with support from the CSCs.

We use an online collection and auto dialer system that prioritizes collection efforts and signals our collections personnel to make telephone contact with delinquent customers.  We also use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods based on behavioral scoring models (which analyze borrowers’ payment performance, vehicle valuation and credit bureau scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is approximately 80 days past due.  Repossessed vehicles are held for sale to comply with statutory requirements and then sold at private auctions unless public auctions are required by state law.  Any unpaid amounts remaining after the repossessed vehicle is sold or after taking the full balance charge-off are pursued by us to the extent practical and legally permissible.  Any surplus amounts remaining after recovery fees, disposition costs, and other expenses have been paid, and after any reserve charge-backs, dealer guarantees and optional product refunds have been credited to the customer’s account, are refunded to the customers.  Collections of post-sale deficiencies and full-balance charge-offs are handled by third-party vendors and the CSCs.  We charge-off uncollectible portions of accounts when an account is deemed to be uncollectible or when the account balance becomes 120 days contractually delinquent, whichever occurs first.  However, the CSCs will continue to collect or pursue recovery of the vehicle up to 190 days after the account is past due.

We may, in accordance with our customary servicing procedures, offer rebates or waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the consumer portfolio.  In addition, we may defer a customer’s obligation to make a payment by extending the contract term.  Refer to Item 1A. Risk Factors, “Industry and Business Risk”-“We face various risks related to health epidemics and other outbreaks, which have had and may continue to have material adverse effects on our business, financial condition, results of operations and cash flows” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Fiscal 2022 Operating Environment” for further discussion of payment relief programs offered to customers affected by the coronavirus.

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

TMNA sponsors subvention, cash and contractual residual value support incentive programs on certain new and used Toyota and Lexus vehicles.  The level of incentive program activity varies based on TMNA marketing strategies, economic conditions, vehicle inventory levels, and volume of vehicle sales.

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

TMCC receives support from and provides support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements, including a revolving credit facility with TMS which may be used for general corporate purposes.

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

The CFPB’s supervisory authority has focused on fair lending compliance, repossessions, debt collection, the treatment of customers during the COVID-19 pandemic, credit reporting, and the marketing and sale of certain optional products, including voluntary protection products we finance or sell through TMIS.

The CFPB’s supervisory authority permits it to examine Covered Entities for compliance with consumer financial protection laws. These examinations could result in enforcement actions, regulatory fines and mandated changes to our business, products, policies and procedures.

The CFPB’s enforcement authority permits it to conduct investigations (which may include a joint investigation with other agencies and regulators) of, and initiate enforcement actions related to, violations of federal consumer financial protection laws, including discriminatory practices not directly covered by the Equal Credit Opportunity Act.  The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other types of affirmative relief), or other forms of remediation, and/or impose monetary penalties.  The CFPB and the Federal Trade Commission (“FTC”) may investigate the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities.  As a result of such investigations, both the CFPB and FTC have announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us or the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Concern over climate change or other environmental matters may result in new or increased legal and regulatory requirements intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change or other environmental concerns. Such regulations (including laws related to greenhouse gas emitting products or services) may require us to alter our proposed business plans, lead to increased compliance costs and changes to our operations and could have an adverse effect on our business, results of operations and financial condition.

Refer to Part 1, Item 1A. Risk Factors – “The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.”

HUMAN CAPITAL

Employees

At March 31, 2022, we had approximately 3,700 employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

Culture

Our human capital objective in managing our business is to attract, retain, and fully engage the talent of our team members.  Toyota’s corporate culture is driven by “The Toyota Philosophy”, our roadmap of the company we want to be, which is woven into our core values, including continuous improvement and respect for people.  Our team members are actively involved in Toyota’s transformation toward becoming a mobility company and promoting our mission of happiness for all and our vision of creating mobility for all.  We offer a variety of training opportunities to enhance the skills of our team members and encourage innovation.  We encourage teamwork and collaboration and know diverse backgrounds, experiences, and perspectives are the right thing not only for our team members, but also for our business.

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

Health and Safety

We recognize the health, safety, and well-being of our team members is a top priority.  Actively cultivating a culture, environment, and team member experience that embraces, empowers, and respects all people - including their health, wellbeing, and safety - drives innovation and relevancy.  For example, in response to the COVID-19 pandemic, we consulted with medical professionals and instituted policies and practices to protect our team members and their families.  During the pandemic, we transitioned nearly all of our workforce to a remote work arrangement to mitigate health risks.  Starting in June 2022, we plan on transitioning our team members to a hybrid or onsite work arrangements depending on business needs and safety protocols.

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

We face various risks related to health epidemics and other outbreaks, including the global outbreak of coronavirus (“COVID-19”).  Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, the COVID-19 pandemic has led, and may continue to lead, to periodic disruption and volatility in the global capital markets and in the economies of many nations, including the United States.

The negative economic conditions arising from the COVID-19 pandemic have continued to impact certain of our financial results during fiscal year 2022, including continued elevated allowance for credit losses on our retail loan portfolio primarily due to expected credit losses, and a decrease in financing volume due to lower dealer inventory levels, which has resulted in lower levels of subvention and incentives as well as increased competition from other financial institutions.

The long-term and ultimate impacts of the social, economic and financial disruptions caused by the COVID-19 pandemic are unknown.  The ultimate duration or possible resurgence of the COVID-19 pandemic or similar public health issues are also uncertain.  Further, if new strains of COVID-19 develop or sufficient amounts of vaccines are not available, not widely administered for a significant period of time, not used by consumers, or otherwise prove ineffective, the impact of COVID-19 on the global economy, and, in turn, on our financial condition, liquidity and results of operations could be material.  The extension of curtailed economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, delayed consumer response as restrictions are lifted, or permanent behavior changes in consumer spending, could have further negative impact on consumer economics, dealerships, and auction sites, which could have a material adverse impact on our future results of operations.  In addition, a possible resurgence of the COVID-19 pandemic may subject us to, among several other things, increased delinquencies and defaults by our customers and dealers, the reinstatement of certain payment relief options, closures of plants by TMNA, and disruption among our supply chain and with other third-party vendors.

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

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, inflation, lower household incomes, increases in unemployment rates, higher consumer debt levels as well as higher consumer and commercial bankruptcy filings, any of which could adversely affect vehicle sales and discretionary consumer spending.  These conditions may decrease the demand for our financing products, as well as increase our delinquencies and credit losses.  In addition, because our credit exposures are generally collateralized by vehicles, the severity of losses can be particularly affected by declines in used vehicle values.  Dealers are also affected by economic slowdown and recession, which increases the risk of default of certain dealers within our dealer portfolio.

Elevated levels of market disruption and volatility globally or in the U.S. could increase our cost of capital and adversely affect our ability to access the global capital markets and fund our business in a similar manner, and at a similar cost to the funding raised in the past.  These market conditions could also have an adverse effect on our results of operations and financial condition by diminishing the value of our investment portfolio and increasing our cost of funding.  If as a result we increase the rates we charge to our customers and dealers, our competitive position could be negatively affected.

Challenging market conditions may result in less liquidity, greater volatility, widening of credit spreads and lack of price transparency in credit markets.  Changes in investment markets, including changes in interest rates, exchange rates and returns from equity, property and other investments, will affect (directly or indirectly) our financial performance.

During a continued and sustained period of market disruption and volatility:

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

Geopolitical conditions and other market events may also impact our results of operations.  Restrictive exchange or import controls or other disruptive trade policies, disruption of operations as a result of systemic political or economic instability, adverse changes to tax laws and regulations, social unrest, outbreak of war or expansion of hostilities (including the current conflict in Ukraine), health epidemics and other outbreaks, climate-related risk, and acts of terrorism, could lead to among other things, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, inflation, fluctuations in interest rates, weaker economic growth, and reduced business confidence on an international level, each of which could have a material adverse effect on our results of operations and financial condition.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota, Lexus, and private label vehicles, as well as our ability to offer competitive financing and voluntary protection products.

We primarily provide a variety of finance and voluntary protection products to authorized Toyota, Lexus, and private label dealers and their customers in the U.S.  Accordingly, our business is substantially dependent upon the sale of Toyota, Lexus, and private label vehicles in the U.S.  Changes in the volume of sales may result from governmental action or changes in governmental regulation or trade policies, changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, economic conditions, inflation, increased competition, increases in the price of vehicles due to increased raw material costs, changes in import fees or tariffs on raw materials or imported vehicles, changes to or withdrawals from trade agreements, currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to extreme weather conditions, natural disasters, supply chain interruptions, including shortages of parts, components or raw materials, or other events.  For example, the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19 have continued to adversely affect the business of our affiliate, TMNA, and our ultimate parent, TMC, in a number of ways, including a decrease in new inventory resulting from production halts and supply shortages.  Any negative impact on the volume of Toyota, Lexus, and private label vehicle sales in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

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

Operational risk is the risk of loss resulting from, among other factors, lack of established processes, inadequate or failed processes, systems or internal controls, theft, fraud, extreme weather conditions, natural disasters (such as wildfires, floods, tornadoes, earthquakes, hurricanes including an increase in the frequency of such conditions and disasters as the result of climate change) or other catastrophes (including without limitation, explosions, terrorist attacks, riots, civil disturbances and health epidemics and other outbreaks).  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our voluntary protection product operations risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  We have established business recovery plans to address interruptions in our operations, but we can give no assurance that these plans will be adequate to remediate all events that we may face.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

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

In addition, many parts of our business, including software, technology, marketing and finance, are dependent on key personnel.  Competition for such employees is intense, which may increase our operating and administrative expenses and lead to other changes including flexible work arrangements and other considerations.  Our future success depends on our ability to retain existing, and attract, hire and integrate new key personnel and other necessary employees.  Any failure to do so could adversely affect our business, results of operations and financial condition.

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

On November 19, 2021, we announced that we entered into a nonbinding letter of intent with Great American Outdoors Group LLC, the parent company of Bass Pro Shops, Cabela’s and the White River Marine Group (“Bass Pro Shops”) to provide private label financial services for Bass Pro Shop’s boats, all-terrain vehicle products, and other mobility products.  The Company expects to provide inventory financing for Bass Pro Shops, its affiliates, and authorized independent dealers, starting in fiscal 2023, with additional private label services, including consumer financing and voluntary protection products and services, to be added over time.

We are currently leveraging our existing processes and personnel to originate and service the new assets; however, we will continue to evaluate the private label financial services business, which may include partnering with or transitioning the business to our affiliates, some of which are not consolidated with TMCC.

Although we intend to leverage our strengths and capabilities to serve and retain new private label customers, we may encounter additional costs and may fail to realize the anticipated benefits of our private label financial services program. The provision and or servicing of wholesale and retail financing to private label dealers and customers may result in additional credit risk exposure, which if we are unable to appropriately monitor and mitigate may result in an adverse effect on our results of operations and financial condition.  Our private label financial services may also expose us to additional operating risks related to consumer demand for private label vehicles or mobility products, the profitability and financial condition of private label companies, the level of the private label incentivized retail financing, recalls announced by the private label and the perceived quality, safety or reliability of the private label vehicles or mobility products, and changes in prices of the private label used vehicles and their effect on residual values of the private label off-lease vehicles and return rates, each of which may adversely affect our business, results of operations and financial condition.

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

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time.  Global economic conditions, including the ongoing impact of COVID-19 and other geopolitical factors may directly or indirectly affect such ratings.  Any downgrade in the sovereign credit ratings of the U.S. or Japan may directly or indirectly have a negative effect on the ratings of TMC and TMCC.  Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to the global unsecured debt capital markets.  These factors would have a negative impact on our competitive position, results of operations, liquidity and financial condition.

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

We are exposed to residual value risk on the disposition of leased vehicles if sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception and if the number of returned lease assets is higher than anticipated.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward resulting in additional depreciation expense over the term of the lease contract so that the carrying value at lease-end will approximate the estimated end-of-term market value.  Among other factors, local, regional and national economic conditions, inflation, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of our vehicles, future plans for new Toyota, Lexus, and private label product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and inventory levels, and fuel prices heavily influence used vehicle values and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our results of operations and financial condition, due to the impact of higher-than-anticipated Depreciation on operating leases recorded in our Consolidated Statements of Income.  Actual return volumes may be higher than expected which can be impacted by higher contractual lease-end residual values relative to market values, a higher market supply of certain models of used vehicles, new vehicle incentive programs, and general economic conditions.   The return of a higher number of leased vehicles could also impact the amount of depreciation expense recorded in our Consolidated Statements of Income, which could adversely affect our results of operations and financial condition.

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

Market risk is the risk that changes in interest rates and foreign currency exchange rates cause volatility in our results of operations, financial condition and cash flows.  An increase in interest rates (due to inflationary pressure or other factors) could have an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers, which could, in turn, decrease our financing volumes and market share, thereby resulting in a decline in our competitive position.  We use various derivative instruments to manage our market risk.  However, changes in interest rates, foreign currency exchange rates and market prices cannot always be predicted or hedged.  Changes in interest rates or foreign currency exchange rates (due to inflationary pressure or other factors) could affect our interest expense and the value of our derivatives, which could result in volatility in our results of operations, financial condition, and cash flows.

The transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates could adversely impact our business and results of operations.

We are exposed to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.

The publication of non-U.S. dollar LIBOR rates on a representative basis, as well as the publication of the lesser used 1-week and 2-month U.S. dollar LIBOR tenors, ceased as of the end of December 2021. While the most commonly used U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, U.S. banking agencies issued guidance that financial institutions should cease using U.S. dollar LIBOR as a reference rate in new contracts after December 31, 2021. A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms has begun and is continuing. These reforms have caused and may in the future cause such rates to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted.

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

To facilitate an orderly transition from LIBOR to alternative reference rates, we have established an initiative led by senior management, with Board and committee oversight.  As a result of this initiative, we have committed to using SOFR linked rates in connection with various borrowing arrangements and Prime in connection with various lending arrangements, and we continue to evaluate other alternatives as potential alternative reference rates to LIBOR.  Even if an alternative reference rate becomes widely accepted, we may continue to be subject to risk on outstanding instruments which rely on LIBOR. Those risks arise in connection with transitioning such instruments to a new reference rate, the taking of discretionary actions (for example, under fallback provisions) or the negotiation of fallback provisions and final amendments to existing LIBOR based agreements.  If a contract or instrument is not transitioned to a new reference rate and LIBOR ceases to exist, we may experience increased interest rate risk. In addition, we may be dependent on third parties to upgrade their systems, software, and other critical functions to assist in our orderly transition from LIBOR. A failure to properly transition away from LIBOR could expose us to various financial, operational, and regulatory risks, which could have a significant impact on our financial condition and results of operations.

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

We rely on our own information systems and third-party information systems to manage our operations, which creates meaningful operational risk for us.  Any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, employee misconduct, catastrophic events, security breaches, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, or other events could disrupt our normal operating procedures, damage our reputation and have an adverse effect on our business, results of operations and financial condition.  These operational risks may be increased as a result of remote or hybrid work arrangements due to the COVID-19 pandemic.

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

We could also be subjected to cyber-attacks that could result in slow performance and loss or temporary unavailability of our information systems.  Information security risks have increased because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of state-sponsored actors, organized crime, perpetrators of fraud, terrorists, and others.  In addition, we may have increased cyber-security risks and increased vulnerability to security breaches and other information technology disruptions as a result of the COVID-19 pandemic and increased remote or hybrid work arrangements among our colleagues.  We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.  The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our enterprise data practices, including the collection, use, sharing, disposal and security of personal and financial information of our customers, employees, and third-party individuals are subject to increasingly complex, restrictive, and punitive laws and regulations which could adversely affect our business, results of operations and financial condition.

Under these laws and regulations, the failure to maintain compliant data practices could result in consumer complaints, lawsuits and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business.  In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential customers from using our products and services.  For example, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries.  That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information.  For example, some states have enacted and others are considering enacting data protection regimes that grant consumers broad new rights including access to, deletion of, and limiting the sharing of personal information that is collected by businesses and requiring regulated entities to establish measures to identify, manage, secure, track, produce, update and delete personal information.  In some jurisdictions, these laws and regulations provide a private right of action that would allow customers to bring suit directly against us for certain violations of these laws and regulations.  These types of laws and regulations could prohibit or significantly restrict financial services providers such as TMCC from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict TMCC’s use of personal data when developing or offering products or services to customers.  These restrictions could inhibit TMCC’s development or marketing of certain products or services or increase the costs of offering them to customers.  Because many of these laws and regulations are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement.  In addition, these laws are state specific and have specific details that are not uniform state-to-state.  The cost of compliance with these laws and regulations will be high and is likely to increase in the future.  Any failure or perceived failure to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, significant liabilities or fines, penalties or other sanctions.

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

Environmental Related Regulation

Concern over climate change or other environmental matters may result in new or increased legal and regulatory requirements intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change or other environmental concerns.  Such regulations (including laws related to greenhouse gas emitting products or services) may require us to alter our proposed business plans, lead to increased compliance costs and changes to our operations and could have an adverse effect on our business, results of operations and financial condition.

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

While we believe that our properties are suitable to meet the current requirements of our business, over the next year, we plan to complete the process of moving our three CSCs to be co-located with the regional DSCs to better serve our customers.  Refer to Item 1.  Business, “General” for further discussion of the field operations restructuring.

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

ITEM 6. [RESERVED]

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
•

Increased cost, credit and operating risk exposure, or our failure to realize the anticipated benefits from our private label financial services to third-party automotive and mobility companies, including Mazda and Bass Pro Shops;

•	Changes in our credit ratings and those of our ultimate parent, TMC and changes in our credit support arrangements;
•	Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;
•	Revisions to the estimates and assumptions for our allowance for credit losses;
•	Flaws in the design, implementation and use of quantitative models and revisions to the estimates and assumptions that are used to determine the value of certain assets;
•	Fluctuations in the value or market prices of our investment securities;
•	Changes in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;
•	Failure of our customers or dealers to meet the terms of any contract with us, or otherwise perform as agreed;
•	Fluctuations in interest rates and foreign currency exchange rates;
•	Failure or changes in commercial soundness of our counterparties and other financial institutions;
•	Insufficient establishment of reserves, or the failure of a reinsurer to meet its obligations, in our voluntary protection operations;

•	Changes to existing, or adoption of new, accounting standards;
•	A security breach or a cyber-attack;
•	Failure to maintain compliant enterprise data practices, including the collection, use, sharing, and security of personally identifiable and financial information of our customers and employees;
•	Compliance with current laws and regulations or becoming subject to more stringent laws, regulatory requirements and regulatory scrutiny;
•	Changes in the economies and applicable laws in the states where we have concentration risk; and
•	Other risks and uncertainties set forth in Part I, Item 1A. Risk Factors.

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota, Lexus, and private label new vehicle production volume, vehicle inventory levels, vehicle sales and incentive programs, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, the financial health of the dealers we finance, and competitive pressure.  Our financial results may also be affected by the regulatory environment in which we operate, including as a result of new legislation or changes in regulation and any compliance costs or changes we may be required to make to our business practices.  All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our voluntary protection operations, and our Net financing revenues on consumer and dealer financing volume.  Changes in the volume of vehicle sales, sales of our voluntary protection products, or the level of voluntary protection expenses and insurance losses could materially and adversely impact our voluntary protection operations.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost effective funding to support earning asset growth.

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

Exceptional Customer Service:  Our relationship with Toyota, Lexus, and private label dealers and their customers offers us a competitive advantage.  We seek to leverage this opportunity by providing exceptional service to the dealers and their customers.  Through our DSCs and CSCs, we work closely with the dealers to improve the quality of service we provide to them.  We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealers and the Toyota, Lexus, and private label brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted toward customer retention, we work closely with TMNA, private label companies, and other third-party distributors to offer special retail, lease, dealer financing, and voluntary protection products.  We also focus on providing a positive customer experience to existing retail, lease, and voluntary protection product customers through our CSCs.

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

Fiscal 2022 Operating Environment

During the fiscal year ending March 31, 2022 (“fiscal 2022”), the U.S. economy continued to be impacted by the global pandemic of COVID-19 and related variants and the extraordinary governmental measures intended to slow its spread.  In conjunction with increases in vaccination rates and the easing of restrictive measures throughout fiscal 2022, there has been improvement in unemployment levels and consumer confidence from fiscal 2021 pandemic lows, but neither measure has returned to its pre-pandemic level.  There remains uncertainty around the duration and the severity of the COVID-19 pandemic, the timing and strength of the economy’s recovery, and the impacts of government support and lender relief programs ending.  In addition, during fiscal 2022, inflation has increased significantly from pandemic lows in fiscal 2021 and has remained at elevated levels.  The impact of the COVID-19 pandemic on our future operations is difficult to predict, but the curtailment of economic activities as a result of further outbreak of COVID-19, extended or additional government restrictions intended to slow the spread of the virus, ending of government support programs, delayed consumer response to the lifting of restrictive measures, or permanent behavior changes in consumer spending could have further negative impact on consumer economics, dealerships, and auction sites, which could have a material adverse impact on our business, financial condition, and future results of operations. In addition, changes in the economy that adversely impact the consumer, such as inflation, higher interest rates, elevated debt levels and an increase in unemployment from the current levels could adversely impact our results of operations.

Economic conditions caused by the COVID-19 pandemic, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in dealer new vehicle inventory levels.  This includes the global shortage of semiconductor chips and other parts and raw materials the automotive industry continues to face.  The duration and severity of the supply chain disruptions and shortages, including but not limited to the semiconductor chips, are difficult to predict, but should these persist or become more severe, the negative impact to the manufacturers’ vehicle production and dealer new vehicle inventory levels could adversely impact our results of operations.

Average used vehicle values further increased in fiscal 2022 compared to fiscal 2021 and remain elevated compared to historical levels, primarily due to the lack of availability of new vehicles. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

Conditions in the global capital markets were generally stable during the first nine months of fiscal 2022; however, during the fourth quarter of fiscal 2022, credit spreads widened and markets experienced periods of volatility in response to the conflict in Ukraine, increases in the inflation rate, and uncertainty regarding the path of U.S. monetary policy.  While we continue to maintain broad global access to both domestic and international markets, these events could lead to cause further disruptions in the global capital markets and increases to our funding costs.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2022	2021	2020
Net income:
Finance operations [1]	$2,416	$1,606	$684
Voluntary protection operations [1]	119	411	229
Total net income	$2,535	$2,017	$913

[1]	Refer to Note 14 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance operations and voluntary protection operations.

Fiscal 2022 Compared to Fiscal 2021

Our consolidated net income was $2,535 million in fiscal 2022, compared to $2,017 million in fiscal 2021.  The increase in net income for fiscal 2022 compared to fiscal 2021 was primarily due to a $901 million decrease in interest expense, a $190 million decrease in provision for credit losses, a $121 million increase in total financing revenues, a $86 million decrease in depreciation on operating leases, partially offset by a $436 million decrease in investment and other income, net, a $210 million increase in operating and administrative expense, and a $157 million increase in provision for income taxes.

Our overall capital position increased $2.5 billion, bringing total shareholder’s equity to $18.1 billion at March 31, 2022, as compared to $15.6 billion at March 31, 2021.  Our debt decreased to $109.2 billion at March 31, 2022 from $109.7 billion at March 31, 2021.  Our debt-to-equity ratio decreased to 6.0 at March 31, 2022 from 7.0 at March 31, 2021.

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

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
(Dollars in millions)	2022	2021	2020	2022 to 2021	2021 to 2020
Financing revenues:
Operating lease	$8,337	$8,481	$8,775	(2)%	(3)%
Retail	3,254	2,905	2,558	12%	14%
Dealer	329	413	696	(20)%	(41)%
Total financing revenues	11,920	11,799	12,029	1%	(2)%
Depreciation on operating leases [1]	5,846	5,932	6,820	(1)%	(13)%
Interest expense	1,401	2,302	2,854	(39)%	(19)%
Net financing revenues	4,673	3,565	2,355	31%	51%

Investment and other income, net	45	93	155	(52)%	(40)%
Net financing and other revenues	4,718	3,658	2,510	29%	46%

Expenses:
Provision for credit losses [1]	236	426	590	(45)%	(28)%
Operating and administrative	1,311	1,124	1,197	17%	(6)%
Total expenses	1,547	1,550	1,787	-%	(13)%

Income before income taxes	3,171	2,108	723	50%	192%
Provision for income taxes	755	502	39	50%	1187%

Net income from finance operations	$2,416	$1,606	$684	50%	135%

[1]

In conjunction with the adoption of ASU 2016-13 in fiscal 2021, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.  The information for the comparative period continues to be reported within the Provision for credit losses.

Our finance operations reported net income of $2,416 million and $1,606 million during fiscal 2022 and 2021, respectively.  The increase in net income from finance operations for fiscal 2022 compared to fiscal 2021 was due to a $901 million decrease in interest expense, a $190 million decrease in provision for credit losses, a $121 million increase in total financing revenues, and an $86 million decrease in depreciation on operating leases, partially offset by a $253 million increase in provision for income taxes, a $187 million increase in operating and administrative expenses, and a $48 million decrease in investment and other income, net.

Financing Revenues

Total financing revenues increased 1 percent during fiscal 2022 compared to fiscal 2021 due to the following:

•	Operating lease revenues decreased 2 percent in fiscal 2022 as compared to fiscal 2021, due to lower average outstanding earning asset balances partially offset by higher portfolio yields.
•	Retail financing revenues increased 12 percent in fiscal 2022 as compared to fiscal 2021, due to higher average outstanding earning asset balances partially offset by lower portfolio yields.
•

Dealer financing revenues decreased 20 percent in fiscal 2022 as compared to fiscal 2021, due to lower average outstanding earning asset balances from lower average inventory levels partially offset by higher portfolio yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, decreased to 5.0 percent for fiscal 2022, compared to 5.1 percent for fiscal 2021.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $5,846 million during fiscal 2022 compared to $5,932 million during fiscal 2021.  The decrease is primarily due to lower average operating lease units outstanding, partially offset by residual value losses.  The economic conditions caused by the COVID-19 pandemic and the current conflict in Ukraine, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles.  The lower levels of new vehicle inventory and higher off-lease vehicle purchases by dealers have led to historically high levels of average used vehicle values.  Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

	Years ended March 31,
(Dollars in millions)	2022	2021	2020
Interest expense on debt	$1,498	$1,954	$2,488
Interest expense on derivatives	107	420	180
Interest expense on debt and derivatives	1,605	2,374	2,668

(Gains) losses on debt denominated in foreign currencies	(438)	1,402	(703)
Losses (gains) on foreign currency swaps	818	(1,351)	650
(Gains) losses on U.S. dollar interest rate swaps	(584)	(123)	219
Total interest expense	$1,401	$2,302	$2,834

During fiscal 2022, total interest expense decreased to $1,401 million from $2,302 million in fiscal 2021. The decrease is attributable to a decrease in interest expense on debt and derivatives combined and higher gains on U.S. dollar interest rate swaps, partially offset by losses on foreign currency swaps net of gains from debt denominated in foreign currencies.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During fiscal 2022, interest expense on debt and derivatives decreased to $1,605 million from $2,374 million in fiscal 2021.  The decrease in interest expense on debt is primarily due to decrease in weighted average interest rates. The decrease in interest expense on derivatives is primarily due to decrease in interest expense on pay fixed swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During fiscal 2022 and fiscal 2021, we recorded net losses of $380 million and $51 million, respectively, primarily due to increases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps.  During fiscal 2022 and fiscal 2021, we recorded gains of $584 million and $123 million, respectively, primarily due to increases in U.S. dollar swap rates and net interest income on our pay-fixed swaps exceeding losses on our pay-float swaps.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $45 million for fiscal 2022, compared to $93 million for fiscal 2021.  The decrease in investment and other income, net for fiscal 2022 compared to fiscal 2021 was primarily due to lower average balances in our cash equivalents and investment in marketable securities portfolio.

Provision for Credit Losses

We recorded a provision for credit losses of $236 million for fiscal 2022, compared to $426 million for fiscal 2021.  In fiscal 2022, in conjunction with continued improved dealer financial performance and lower charge-offs, the lower volatility in the macroeconomic conditions resulted in a lower provision for credit losses for our retail loan portfolio. In contrast, in fiscal 2021, we increased the expected credit losses for our retail loan portfolio due to a decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, which resulted in stay-at-home orders, increased unemployment, and decreased consumer spending.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1,311 million during fiscal 2022 compared to $1,124 million during fiscal 2021.  The increase in operating and administrative expenses for fiscal 2022, compared to fiscal 2021, was primarily due to increases in employee expenses and general operating expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Years ended March 31,			Percentage change
	2022	2021	2020	2022 to 2021	2021 to 2020
Contracts (units in thousands)
Issued	3,020	2,604	2,593	16%	-%
Average in force	9,989	9,525	9,301	5%	2%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$1,015	$956	$933	6%	2%
Investment and other (loss) income, net	(71)	317	187	(122)%	70%
Revenues from voluntary protection operations	944	1,273	1,120	(26)%	14%

Expenses:
Voluntary protection contract expenses and insurance losses	405	369	455	10%	(19)%
Operating and administrative	386	363	364	6%	-%
Total expenses	791	732	819	8%	(11)%

Income before income taxes	153	541	301	(72)%	80%
Provision for income taxes	34	130	72	(74)%	81%

Net income from voluntary protection operations	$119	$411	$229	(71)%	79%

Our voluntary protection operations reported net income of $119 million for fiscal 2022 compared to $411 million for fiscal 2021.  The decrease in net income from voluntary protection operations for fiscal 2022 compared to fiscal 2021 was primarily due to a $388 million decrease in investment and other (loss) income, net, and a $36 million increase in voluntary protection contract expenses and insurance losses, partially offset by a $96 million decrease in provision for income taxes and a $59 million increase in voluntary protection contract revenues and insurance earned premiums.

Contracts issued increased 16 percent primarily due to prepaid maintenance, vehicle service, and tire and wheel protection contracts during fiscal 2022 compared to fiscal 2021. The higher contract issuances for fiscal 2022, compared to fiscal 2021, was mainly due to the continued growth of our private label services and our issuances were negatively impacted in fiscal year 2021 by the decline in economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19. The average number of contracts in force increased 5 percent during fiscal 2022 compared to fiscal 2021, due to net growth in the voluntary protection portfolio in recent years, most notably in prepaid maintenance, guaranteed auto protection and vehicle service contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $1,015 million for fiscal 2022 compared to $956 million for fiscal 2021.  Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level, age, and mix of in force contracts.  Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims.  The increase in voluntary protection contract revenues and insurance earned premiums in fiscal 2022 compared to fiscal 2021 was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio in recent years.

Investment and Other (Loss) Income, Net

Our voluntary protection operations reported investment and other loss, net of $71 million for fiscal 2022 compared to investment and other income, net of $317 million for fiscal 2021.  Investment and other (loss) income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any.  The decrease in investment and other income, net in fiscal 2022, compared to fiscal 2021, was primarily due to losses from the changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected as a result of market volatility, and a decrease in dividend income.  Should market volatility persist or become more severe, it could continue to negatively impact our results of operations.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $405 million for fiscal 2022 compared to $369 million for fiscal 2021.  Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations.  Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The increase in voluntary protection contract expenses and insurance losses in fiscal 2022 compared to fiscal 2021 was primarily due to an increase in frequency of claims in our prepaid maintenance, tire and wheel protection and vehicle service contracts.  These higher losses were partially offset by a decrease in losses on our guaranteed auto protection contracts in fiscal 2022, compared to fiscal 2021, which was driven by a decrease in frequency of claims.  Our voluntary protection contract expenses and insurance losses in fiscal 2021 were impacted by lower claims as a result of changes in consumer driving patterns caused by the COVID-19 pandemic, including restrictions and other changes in behavior.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $386 million for fiscal 2022 compared to $363 million for fiscal 2021.  The increase in operating and administrative expenses in fiscal 2022 as compared to fiscal 2021 was attributable to higher product expenses driven by the continued growth of our voluntary protection product business as well as higher dealer back-end expenses.  Dealer back-end program expenses are incentives or expense reduction programs we offer to dealers based on certain performance criteria.

Provision for Income Taxes

We recorded a provision for income taxes of $789 million for fiscal 2022, compared to $632 million for fiscal 2021.  Our effective tax rate for both fiscal 2022 and fiscal 2021 was 24 percent.  The increase in the provision for income taxes for fiscal 2022, compared to fiscal 2021, was primarily due to an increase in income before income taxes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
(units in thousands):	2022	2021	2020	2022 to 2021	2021 to 2020
Vehicle financing volume [1]:
New retail contracts	697	748	630	(7)%	19%
Used retail contracts	466	482	337	(3)%	43%
Lease contracts	423	498	470	(15)%	6%
Total	1,586	1,728	1,437	(8)%	20%

TMNA subvened vehicle financing volume [2]:
New retail contracts	253	300	201	(16)%	49%
Used retail contracts	32	61	48	(48)%	27%
Lease contracts	247	364	426	(32)%	(15)%
Total	532	725	675	(27)%	7%

Market share of TMNA sales [3]:	54.9%	61.8%	63.4%

[1]

Total financing volume was comprised of approximately 65 percent Toyota, 15 percent Lexus, 13 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for fiscal 2022.  Total financing volume was comprised of approximately 66 percent Toyota, 15 percent Lexus, 13 percent Mazda, and 6 percent non-Toyota/Lexus for fiscal 2021.  Total financing volume was comprised of approximately 79 percent Toyota, 17 percent Lexus and 4 percent non-Toyota/Lexus for fiscal 2020.

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

Our financing volume decreased 8 percent in fiscal 2022, compared to fiscal 2021, primarily due to lower new vehicles inventory levels.  The economic conditions caused by the COVID-19 pandemic and the current conflict in Ukraine, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles.  This has led to lower levels of incentives and subvention on new and used retail contracts and lease contracts, which has resulted in increased competition from other financial institutions.

Our market share of TMNA sales decreased approximately 7 percentage points for fiscal 2022, compared to the same period in fiscal 2021, due to lower levels of incentives and subvention on new and used retail and lease contracts and increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	Years ended March 31,			Percentage change
(Dollars in millions)	2022	2021	2020	2022 to 2021	2021 to 2020
Net Earning Assets
Finance receivables, net
Retail finance receivables, net [2]	$72,185	$65,653	$56,364	10%	16%
Dealer financing, net [1,2]	10,247	13,539	17,632	(24)%	(23)%
Total finance receivables, net [2]	82,432	79,192	73,996	4%	7%
Investments in operating leases, net	35,455	37,091	36,387	(4)%	2%
Net earning assets	$117,887	$116,283	$110,383	1%	5%

Average original contract term in months
Lease contracts [3]	37	37	36
Retail contracts [4]	69	68	69

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	966	1,002	953	(4)%	5%
Dealers outside of the Toyota/Lexus/private label dealer network	399	395	371	1%	6%
Total number of dealers receiving wholesale financing	1,365	1,397	1,324	(2)%	6%

Dealer inventory outstanding (units in thousands)	64	185	294	(65)%	(37)%
[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
[2]

In conjunction with the adoption of ASU 2016-13 in fiscal 2021, we changed the presentation of accrued interest on the Consolidated Balance Sheets from Finance receivables, net to Other assets.  The information for the comparative period continues to be reported within Finance receivables, net.

[3]	Lease contract terms range from 24 months to 60 months.
[4]	Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 7 percent during fiscal 2022, compared to fiscal 2021, primarily due to a decrease in the availability of new vehicles and lower levels of incentives and subvention on new contracts.  Economic conditions caused by the COVID-19 pandemic and the current conflict in Ukraine, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles.

Our used retail contracts decreased 3 percent during fiscal 2022, compared to the same period in fiscal 2021, primarily due to increased competition in the used vehicle marketplace caused by the reduction in new vehicle inventory levels.

Our retail finance receivables, net increased 10 percent at March 31, 2022 as compared to March 31, 2021 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 15 percent during fiscal 2022, compared to fiscal 2021, primarily due to the decrease in the availability of new vehicles and lower levels of incentive and subvention programs.  Our investments in operating leases, net, decreased 4 percent at March 31, 2022 as compared to March 31, 2021, due to lower average operating lease units outstanding, partially offset by higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net decreased 24 percent at March 31, 2022, as compared to March 31, 2021, primarily due to a decrease in dealer inventory and related financing.  Economic conditions caused by the COVID-19 pandemic and the current conflict in Ukraine, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in dealer new vehicle inventory levels.

Residual Value Risk

We are exposed to risk on the disposition of leased vehicles that are not purchased by lessees, dealers, or third parties at contractual residual value to the extent that sales proceeds realized upon the sale of returned lease vehicles are not sufficient to cover the contractual residual value that was estimated at lease inception.

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

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2022, 2021, and 2020 and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes scheduled maturities on our operating lease portfolio and off-lease vehicles sold at lease termination:

	Years ended March 31,			Percentage Change
				2022 to	2021 to
(Units in thousands)	2022	2021	2020	2021	2020
Scheduled maturities	504	511	562	(1)%	(9)%

Vehicles sold through:
Dealer Direct program
Grounding dealer	34	110	119	(69)%	(8)%
Dealer Direct online program	3	31	60	(90)%	(48)%
Physical auction	7	74	137	(91)%	(46)%
Total vehicles sold at lease termination [1]	44	215	316	(80)%	(32)%
[1]	Excludes leased vehicles purchased by lessees or dealers at contractual residual value prior to an authorized dealer securing the vehicle.

Scheduled maturities decreased 1 percent in fiscal 2022 compared to fiscal 2021, primarily due to lower operating lease units outstanding.  Total vehicles sold at lease termination decreased 80 percent in fiscal 2022, compared to fiscal 2021, due to lower units being processed through the dealer direct program and physical auction.  Higher average used vehicle values as well as lower new vehicle inventory during fiscal 2022 resulted in an increase of off-lease vehicles purchased by lessees and dealers at contractual residual value prior to an authorized dealer securing the vehicle.  Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing - Remarketing” for additional information on disposal of lease vehicles.

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

In conjunction with the adoption of ASU 2016-13 in fiscal 2021, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to our investments in operating leases.  We now present the effects of operating lease early terminations in Depreciation on operating leases.  The information for the comparative period continues to be reported within the provision for credit losses.

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years ended March 31,			Percentage Change
	2022	2021	2020	2022 to 2021	2021 to 2020
Depreciation on operating leases (dollars in millions)	$5,846	$5,932	$6,820	(1)%	(13)%
Average operating lease units outstanding (in thousands)	1,314	1,336	1,400	(2)%	(5)%

We recorded depreciation expense on operating leases of $5,846 million for fiscal 2022, compared to $5,932 million for fiscal 2021.  The decrease is primarily due to lower average operating lease units outstanding, partially offset by residual value losses.  The economic conditions caused by the COVID-19 pandemic and the current conflict in Ukraine, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles.  The lower levels of new vehicle inventory and higher off-lease vehicle purchases by dealers have led to historically high levels of average used vehicle values.  Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

Factors Affecting Retail Loan Portfolio Credit Risk

Economic Factors

General economic conditions such as changes in unemployment rates, housing values, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, inflation, household disposable income, US Government stimulus and relief programs, and unforeseen events such as natural disasters, severe weather, health epidemics or geopolitical conflicts, among other factors, can influence both default frequency and loss severity.

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

We also provide financing for some dealerships which sell products not distributed by TMNA or any of its affiliates.  A significant adverse change in a non-Toyota/Lexus manufacturer such as restructuring or bankruptcy may increase the risk associated with the dealers we have financed that sell these products.

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

The following table provides information related to our origination experience:

	Years Ended March 31,
	2022	2021	2020
Average consumer portfolio origination FICO score	742	744	754
Average retail loan origination term (months) [1]	69	68	69
[1]	Retail loan origination greater than or equal to 78 months was 10%, 8%, 7% as of March 31, 2022, 2021, and 2020, respectively.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Refer to Part I. Item 1. Business “Finance Operations” for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	Years ended March 31,
	2022	2021	2020
Net charge-offs as a percentage of average finance receivables [4,5]	0.22%	0.29%	0.44%

Default frequency as a percentage of outstanding finance receivables contracts [5]	0.72%	0.90%	1.09%

Average finance receivables loss severity per unit [1,5]	$9,012	$10,035	$9,555

Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [2,3,4]
Finance receivables	0.43%	0.27%	0.41%
Operating leases	0.26%	0.20%	0.34%

[1]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[2]	Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
[3]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
[4]

In conjunction with the adoption of ASU 2016-13 in fiscal 2021, we changed the presentation of accrued interest from Finance receivables, net to Other assets.  Accordingly, accrued interest is excluded from average finance receivables with effect from April 1, 2020.  The information for the comparative period continues to be reported for that period.

[5]

In conjunction with the adoption of ASU 2016-13 in fiscal 2021, we updated our depreciation policy for operating leases and changed our presentation for reporting early termination expenses related to operating leases.  Accordingly, with effect from April 1, 2020, early termination expenses related to operating leases are excluded from the net charge-off ratio, default frequency ratio and average loss per unit.

Management considers historical credit loss information when assessing the allowance for credit losses.  Historical credit losses are primarily driven by two factors: default frequency and loss severity.  Net charge-offs as a percentage of average finance receivables decreased to 0.22 percent at March 31, 2022 from 0.29 percent at March 31, 2021 and default frequency as a percentage of outstanding finance receivables contracts decreased to 0.72 percent for fiscal 2022 compared to 0.90 percent for fiscal 2021.  Our average finance receivables loss severity per unit for fiscal 2022 decreased to $9,012 from $10,035 in fiscal 2021.  The changes in our net charge-offs, default frequency, and loss severity per unit were primarily due to historically high levels of average used vehicle values, which reduced net charge-offs, default frequency, and loss per unit.

Our aggregate balances for accounts 60 or more days past due on finance receivables increased to 0.43 percent at March 31, 2022, compared to 0.27 percent at March 31, 2021.  Our aggregate balances for accounts 60 or more days past due on operating leases increased to 0.26 percent at March 31, 2022, compared to 0.20 percent at March 31, 2021.  The finance receivables delinquency rate in fiscal 2021 was positively impacted by the retail payment extension programs offered to our customers and dealers impacted by COVID-19, as well as influenced by government stimulus and other external programs in fiscal 2021, which are no longer available.  In addition, for a portion of fiscal 2021, as a result of a decline in economic conditions caused by the COVID-19 pandemic, there were government restrictions on repossession activities in certain states for which we have a high percentage of lease contracts which had a negative impact on our operating lease payments delinquency.  If the negative economic conditions caused by the COVID-19 pandemic and the conflict in Ukraine continue, delinquencies and charge-offs could increase.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Years ended March 31,
(Dollars in millions)	2022	2021	2020
Allowance for credit losses at beginning of period	$1,215	$727	$499
Adoption of ASU 2016-13 [1]	-	292	-
Charge-offs	(237)	(287)	(370)
Recoveries	58	57	50
Provision for credit losses	236	426	548
Allowance for credit losses at end of period [2]	$1,272	$1,215	$727

[1]	Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020.
[2]

Ending balance as of March 31, 2022 and 2021 includes allowance for credit losses related to off-balance-sheet commitments of $26 million and $37 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

	Years ended March 31,
	2022	2021	2020
Allowance for credit losses as a percentage of finance receivables [1,2]	1.49%	1.47%	0.97%

[1]

Ending balance as of March 31, 2022 and 2021 excludes allowance for credit losses related to off-balance-sheet commitments of $26 million and $37 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

[2]

In conjunction with the adoption of ASU 2016-13 in fiscal 2021, we changed the presentation of accrued interest from Finance receivables, net to Other assets.  Accordingly, accrued interest is excluded from average finance receivables with effect from April 1, 2020.  The information for the comparative period continues to be reported for that period.

Our allowance for credit losses increased from $1,215 million at March 31, 2021 to $1,272 million at March 31, 2022 and the allowance for credit losses as a percentage of finance receivables increased to 1.49 percent in fiscal 2022 from 1.47 percent in fiscal 2021.  The increase of $57 million in the allowance for credit losses was primarily due to the increase in size of our retail loan portfolio and an increase in delinquencies, as well as the economic conditions caused by the conflict in Ukraine, partially offset by continued improved dealer financial performance in fiscal 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements, Obligations, and Arrangements

Our primary material cash requirements include the acquisition of finance receivables and investment in operating leases from dealers, providing various financing to dealers, payments related to debt, interest and interest rate swaps, operating expenses, voluntary protection contract expenses, income taxes, and dividend payments.  In conjunction with our cash requirements, we have certain obligations to make future payments under contracts and commitments.  Aggregate contractual obligations and commitments in existence at March 31, 2022, are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	2023	2024	2025	2026	2027	Thereafter	Total
Debt [1]	$51,171	$20,889	$13,466	$9,642	$7,279	$7,002	$109,449
Estimated interest payments for debt [2]	1,175	777	532	365	258	452	3,559
Premises occupied under lease	19	16	14	13	12	45	119
Purchase obligations [3]	27	16	-	-	-	-	43
Total	$52,392	$21,698	$14,012	$10,020	$7,549	$7,499	$113,170

[1]

Debt reflects the remaining principal obligation.  Foreign currency denominated debt principal is based on exchange rates as of March 31, 2022.  Debt excludes unamortized premium/discount and debt issuance costs of $297 million.

[2]	Interest payments for debt payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2022.
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

The contractual obligations and commitments in the above table do not include our contractual obligations on derivative instruments because future cash obligations under these contracts are inherently uncertain. We recognize all derivative instruments on our consolidated balance sheet at fair value. The amounts recognized as fair value do not represent the amounts that will be ultimately paid or received upon settlement under these contracts. Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to the Consolidated Financial Statements for additional discussion and disclosure.

In addition, the contractual obligations and commitments in the above table do not include term loans and revolving lines of credit we extend to dealers and dealer groups and other off-balance sheet guarantees and commitments, as the amount, if any, and timing of future payments is uncertain.

We provide fixed and variable rate credit facilities to dealers and various multi-franchise organizations referred to as dealer groups.  These credit facilities are typically used for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions, and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by the individual or corporate guarantees of the affiliated dealers, dealer groups, or dealer principals.  Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional discussion and disclosure on credit facility commitments with dealers.

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

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions.  Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2022, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2022 and 2021, no amounts have been recorded under these indemnification provisions.

Liquidity

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth.  For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $6.6 billion to $11.7 billion with an average balance of $9.1 billion during fiscal 2022.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with TMS, which as of March 31, 2022 had no outstanding amount and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default.  As of March 31, 2022, our exposure to foreign sovereign and non-sovereign counterparties was not significant.  Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	March 31, 2022			March 31, 2021
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$16,896	$16,876	0.43%	$17,027	$17,021	0.20%
U.S. medium term note ("MTN") program	46,387	46,235	1.55%	44,294	44,149	1.64%
Euro medium term note ("EMTN") program	13,891	13,813	1.54%	16,262	16,173	1.57%
Other debt	5,368	5,364	1.28%	8,176	8,170	1.33%
Total Unsecured notes and loans payable	82,542	82,288	1.30%	85,759	85,513	1.31%
Secured notes and loans payable	26,907	26,864	1.01%	24,256	24,212	1.29%
Total debt	$109,449	$109,152	1.23%	$110,015	$109,725	1.31%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2021	$17,027	$44,294	$16,262	$8,176	$85,759
Issuances	-	17,205	2,141	2,006	21,352
Maturities and terminations	(131)	(15,112)	(4,150)	(4,810)	(24,203)
Non-cash changes in foreign currency rates	-	-	(362)	(4)	(366)
Balance at March 31, 2022	$16,896	$46,387	$13,891	$5,368	$82,542
Issuances during the one month ended April 30, 2022	$4,518	$250	$-	$124	$4,892

[1]	Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.7 billion to $18.5 billion during fiscal 2022, with an average outstanding balance of $17.2 billion.  Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2021, the EMTN Issuers renewed the EMTN program for a one-year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €60.0 billion or the equivalent in other currencies, of which €28.1 billion was available for issuance at April 30, 2022.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2021	$24,256
Issuances	16,726
Maturities and terminations	(14,075)
Balance at March 31, 2022	$26,907
Issuances during the one month ended April 30, 2022	$3,489

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2024.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of March 31, 2022 and 2021, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), a wholly-owned subsidiary, and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal 2023, 2025, and 2027, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as of March 31, 2022 and 2021. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $7.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  We utilized $3.2 billion of this facility as of March 31, 2022 and 2021, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of March 31, 2022, TMCC had committed bank credit facilities totaling $4.6 billion of which $2.3 billion, $300 million, and $2.0 billion mature in fiscal 2023, 2024, and 2025 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2022 and 2021.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of March 31, 2022 and 2021.

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
•

cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to $82 thousand at March 31, 2022; and

•

make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

Derivative Instruments

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements.  All of our derivatives are categorized as not designated for hedge accounting, and all of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee (“ALCO”) which provides a framework for financial controls and governance to manage market risk.

Refer to Note 6 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements for further discussion and disclosure on derivative instruments.

LIBOR TRANSITION

The publication of non-U.S. dollar LIBOR rates on a representative basis, as well as the publication of the lesser used 1-week and 2-month U.S. dollar LIBOR tenors, ceased as of the end of December 2021.  While the most commonly used U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, U.S. banking agencies issued guidance that financial institutions should cease using U.S. dollar LIBOR as a reference rate in new contracts after December 31, 2021.  We are exposed to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.  To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we have established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs.  Our efforts under this initiative include monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.  For example, we have committed to using Secured Overnight Financing Rate (“SOFR”) linked rates in connection with various borrowing arrangements and Prime in connection with various lending arrangements, and we continue to evaluate other alternatives as potential ARRs to LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

We are also continuously assessing how the expected discontinuation of LIBOR will impact accounting and financial reporting.  For example, on April 1, 2021, we adopted ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as further discussed in Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Refer to Part I, Item 1A. Risk Factors – “The transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates could adversely impact our business and results of operations” for further discussion.

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

Accumulated Depreciation on Investment in Operating Leases

Accumulated depreciation on investment in operating leases reduces the value of the leased vehicles from their original value at acquisition to their expected market value at the end of the lease term.  Refer to Note 5 – Investments in Operating Leases, Net of the Notes to Consolidated Financial Statements for further discussion and disclosure of our investment in operating leases, including accumulated depreciation.

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

Sensitivity Analysis

At March 31, 2022, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation expense by approximately $92 million.  If the forecasted end-of-term market value of a leased vehicle is less than the contractual residual value, additional depreciation expense is recorded.

At March 31, 2022, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation expense by approximately $15 million.  Adjustments are made on a straight-line basis over the remaining terms of the leases and are included in Investment in operating leases, net on our Consolidated Balance Sheets and in Depreciation on operating leases in our Consolidated Statements of Income.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover lifetime expected credit losses as of the balance sheet date on our earning assets resulting from the failure of customers or dealers to make required payments.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “retail loan” and “dealer”.  Our retail loan portfolio consists, for accounting purposes, of our retail loan portfolio segment which is characterized by smaller contract balances than our dealer portfolio.  Our dealer portfolio consists, for accounting purposes, of our dealer products portfolio segment.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether allowances are considered adequate to cover lifetime expected credit losses as of the balance sheet date.  Refer to Note 4 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements for further discussion and disclosure of our allowance for credit losses.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The majority of our credit losses are related to our retail loan portfolio.  Holding other estimates constant, a 10 percent increase or decrease in the assumptions used to derive probability of default and loss given default would have resulted in a change in the allowance for credit losses of $120 million as of March 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Our business and global capital market activities give rise to market sensitive assets and liabilities. This sensitivity is considered market risk and is caused by changes in market prices of our financial instruments on the balance sheet which is driven by various market factors such as interest rates, foreign exchange rates, credit spreads, and other market driven factors.  Market risk is inherent in the financial instruments associated with our operations such as cash equivalents, finance receivables, debt and equity securities, debt, and derivatives.

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

We use sensitivity simulations to assess and manage interest rate risk.  Our simulations allow us to analyze the sensitivity of our existing portfolio as well as the expected sensitivity of our new business.  We measure the potential volatility in our net interest margin and manage our interest rate risk by assessing the dollar impact given a 100-basis point increase or decrease in the implied yield curve.  We have established risk limits to monitor and control our exposures.  ALCO reviews the amount at risk and prescribes steps, if needed, to mitigate our exposure.  Our current exposure is considered within tolerable limits.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100-basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the “-100bp” scenario for both March 31, 2022 and 2021.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2022	$56.1	$(38.4)
March 31, 2021	$(24.9)	$7.6

Our net interest cash flow sensitivity results from the “+100bp” scenario show a slightly asset sensitive position on March 31, 2022 and slightly liability sensitive position March 31, 2021.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement strategies to protect our net interest margins from the potential negative effects of changes in interest rates.

Foreign Currency Risk

Foreign currency risk represents exposure to changes in the values of our current holdings and future cash flows denominated in other currencies.  To meet our funding objectives, we issue fixed and variable rate debt denominated in a number of different currencies.  Our policy is to minimize exposures to changes in foreign exchange rates. Currency exposure related to foreign currency debt is economically hedged at issuance through the execution of foreign currency swaps which effectively convert our obligations on foreign denominated debt into U.S. dollar denominated 3-month LIBOR or SOFR based payments.  As a result, our economic exposure to foreign currency risk is minimized.

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

All of our derivative counterparties to which we had credit exposure at March 31, 2022 were assigned investment grade ratings by a credit rating organization.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements permit multiple transactions to be cancelled and settled with a single net balance paid to either party in the event of default or other termination event outside the normal course of business, such as a ratings downgrade of either party to the contract.  These ISDA Master Agreements also contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  As of March 31, 2022, we have daily valuation and collateral exchange arrangements with all of our counterparties.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

We also enter into centrally cleared derivatives which are subject to master netting agreements and perform valuation and margin exchange on a daily basis.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our investments in marketable securities distribution by credit rating as of:

	March 31, 2022
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$538	$509	$509	$-	$-	$-	$-
Foreign government and agency obligations	26	23	-	4	8	1	10
Municipal debt securities	9	10	3	6	1	-	-
Certificates of deposit	-	-	-	-	-	-	-
Commercial paper	-	-	-	-	-	-	-
Corporate debt securities	598	568	-	7	150	310	101
Mortgage-backed securities	119	116	65	16	16	-	19
Asset-backed securities	82	78	17	11	22	22	6
Total available-for-sale debt securities:	$1,372	$1,304	$594	$44	$197	$333	$136
Fixed income mutual funds		$2,713	$1,462	$218	$154	$819	$60
Total		$4,017	$2,056	$262	$351	$1,152	$196

	March 31, 2021
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$217	$211	$211	$-	$-	$-	$-
Municipal debt securities	8	10	2	7	1	-	-
Certificates of deposit	-	-	-	-	-	-	-
Commercial paper	196	196	-	-	196	-	-
Corporate debt securities	177	187	-	8	61	118	-
Mortgage-backed securities	79	80	42	13	11	3	11
Asset-backed securities	49	52	9	7	19	10	7
Total available-for-sale debt securities:	$726	$736	$264	$35	$288	$131	$18
Fixed income mutual funds		$3,201	$-	$1,409	$1,048	$723	$21
Total		$3,937	$264	$1,444	$1,336	$854	$39

Equity Price Risk

We are exposed to equity price risk related to our investments in equity mutual funds included in our investment portfolio.  These investments, classified as available-for-sale on our Consolidated Balance Sheet, consist of passively managed mutual funds that are designed to track the performance of major equity market indices.  Fair market values of the equity investments are determined using a net asset value that is quoted in an active market.

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

March 31,
(Dollars in millions)	2022
Average	$260
Minimum	$129
Maximum	$262

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended March 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

Retail Loan Portfolio Allowance for Credit Losses

As described in Notes 3 and 4 to the consolidated financial statements, the Company had retail loans of $73,380 million, for which an allowance for credit losses of $1,195 million was recorded as of March 31, 2022. The allowance for credit losses represents management’s estimate of expected credit losses over the expected lifetime of the loans. The loan lifetime is regarded by management as the reasonable and supportable period.  Management uses statistical models to estimate lifetime expected credit losses of the retail loan portfolio by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency and other credit quality indicators such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability weighted forward looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

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

June 3, 2022

We have served as the Company’s auditor since 1983.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2022	2021	2020
Financing revenues:
Operating lease	$8,337	$8,481	$8,775
Retail	3,254	2,905	2,558
Dealer	329	413	696
Total financing revenues	11,920	11,799	12,029
Depreciation on operating leases	5,846	5,932	6,820
Interest expense	1,401	2,302	2,834
Net financing revenues	4,673	3,565	2,375

Voluntary protection contract revenues and insurance earned premiums	1,015	956	933
Investment and other (loss) income, net	(26)	410	322
Net financing revenues and other revenues	5,662	4,931	3,630

Expenses:
Provision for credit losses	236	426	590
Operating and administrative	1,697	1,487	1,561
Voluntary protection contract expenses and insurance losses	405	369	455
Total expenses	2,338	2,282	2,606

Income before income taxes	3,324	2,649	1,024
Provision for income taxes	789	632	111

Net income	$2,535	$2,017	$913

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Years ended March 31,
	2022	2021	2020
Net income	$2,535	$2,017	$913
Other comprehensive income, net of tax
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $8, ($2) and ($4), respectively]	(28)	9	13
Reclassification adjustment for net gains on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0, $5 and $0, respectively]	(1)	(16)	(1)
Other comprehensive (loss) income	(29)	(7)	12
Comprehensive income	$2,506	$2,010	$925

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

	March 31,	March 31,
	2022	2021
ASSETS
Cash and cash equivalents	$7,670	$8,195
Restricted cash and cash equivalents	2,065	1,957
Investments in marketable securities	4,953	4,820
Finance receivables, net of allowance for credit losses of $1,246 and $1,178	82,432	79,192
Investments in operating leases, net	35,455	37,091
Other assets	2,466	2,473
Total assets	$135,041	$133,728

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$109,152	$109,725
Deferred income taxes	1,564	2,860
Other liabilities	6,224	5,548
Total liabilities	116,940	118,133

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2022 and 2021	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive (loss) income	(21)	8
Retained earnings	17,205	14,670
Total shareholder's equity	18,101	15,595
Total liabilities and shareholder's equity	$135,041	$133,728

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	March 31,	March 31,
	2022	2021
ASSETS
Finance receivables, net	$20,932	$21,745
Investments in operating leases, net	11,886	6,599
Other assets	66	89
Total assets	$32,884	$28,433

LIABILITIES
Debt	$26,864	$24,212
Other liabilities	10	14
Total liabilities	$26,874	$24,226

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at March 31, 2019	$915	$2	$3	$12,658	$13,578

Net income	-	-	-	913	913
Other comprehensive income, net of tax	-	-	12	-	12
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Cumulative-effect of adoption of ASU 2016-13	-	-	-	(218)	(218)
Net income	-	-	-	2,017	2,017
Other comprehensive loss, net of tax	-	-	(7)	-	(7)
Dividends	-	-	-	(700)	(700)
Balance at March 31, 2021	$915	$2	$8	$14,670	$15,595

Net income	-	-	-	2,535	2,535
Other comprehensive loss, net of tax	-	-	(29)	-	(29)
Balance at March 31, 2022	$915	$2	$(21)	$17,205	$18,101

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$2,535	$2,017	$913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,963	6,049	6,930
Recognition of deferred income	(2,396)	(2,496)	(2,485)
Provision for credit losses	236	426	590
Amortization of deferred costs	1,019	789	707
Foreign currency and other adjustments to the carrying value of financial instruments, net	(230)	1,401	(515)
Net losses (gains) from investments in marketable securities	181	(149)	(47)
Net change in:
Derivative assets	(7)	(3)	10
Other assets and accrued interest	(465)	142	(482)
Deferred income taxes	(1,288)	(2,521)	2
Derivative liabilities	24	(44)	19
Other liabilities	652	632	122
Net cash provided by operating activities	6,224	6,243	5,764

Cash flows from investing activities:
Purchase of investments in marketable securities	(2,468)	(2,215)	(2,392)
Proceeds from sales of investments in marketable securities	1,769	422	345
Proceeds from maturities of investments in marketable securities	338	932	1,200
Acquisition of finance receivables	(41,057)	(38,702)	(29,375)
Collection of finance receivables	34,335	28,009	25,668
Net change in wholesale and certain working capital receivables	3,339	4,793	(2)
Acquisition of investments in operating leases	(15,064)	(16,778)	(15,350)
Disposals of investments in operating leases	12,510	11,821	11,775
Long term loans to affiliates	(200)	(200)	(600)
Payments on long term loans from affiliates	300	506	25
Net change in financing support provided to affiliates	(26)	-	-
Other, net	(71)	(79)	(51)
Net cash used in investing activities	(6,295)	(11,491)	(8,757)

Cash flows from financing activities:
Proceeds from issuance of debt	37,266	50,281	26,847
Payments on debt	(38,156)	(30,648)	(23,375)
Net change in commercial paper and other short-term financing	555	(9,049)	1,861
Loan from affiliate	-	-	3,000
Payment on loan from affiliate	-	(3,000)	-
Net change in financing support provided by affiliates	(11)	(13)	16
Dividend paid	-	(700)	(10)
Net cash (used in) provided by financing activities	(346)	6,871	8,339
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(417)	1,623	5,346
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	10,152	8,529	3,183
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$9,735	$10,152	$8,529
Supplemental disclosures:
Interest paid, net	$1,649	$2,445	$2,568
Income taxes paid, net	$1,797	$2,463	$269

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

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota, Lexus, and private label dealers.  As of March 31, 2022, approximately 22 percent of retail and lease contracts were concentrated in California, 12 percent in Texas, 7 percent in New York, and 5 percent in New Jersey.  Our voluntary protection operations are located in the U.S.  As of March 31, 2022, approximately 25 percent of voluntary protection contracts were concentrated in California, 6 percent in New York, and 5 percent in Maryland and Virginia, respectively.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

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

In fiscal 2021, we announced the restructuring of our customer service operations to better serve our customers by relocating and streamlining the customer service operation and investing in new technology.  The restructuring is in progress and over the next year, we plan to complete the process of moving our three regional CSCs to be co-located with the regional DSCs to become regional experience centers.  Costs associated with this restructure are not expected to be significant.

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

Recently Adopted Accounting Guidance

In fiscal 2021, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), along with the subsequently issued guidance amending and clarifying various aspects of ASU 2016-13, using the modified retrospective method as required.  In accordance with that method, the comparative period’s information continues to be reported under the relevant accounting guidance in effect for that period.  Upon adoption of ASU 2016-13, the incurred loss impairment method was replaced with a new impairment model that reflects lifetime expected losses for our finance receivables.  The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to decrease opening retained earnings by approximately $218 million, net of taxes, resulting from a pretax increase to our allowance for credit losses on finance receivables of approximately $292 million.  Additionally, we have changed the presentation of accrued interest related to finance receivables in the Consolidated Balance Sheets from Finance receivables, net to Other assets.  As of April 1, 2020, we have reclassified accrued interest of $190 million from Finance receivables, net to Other assets.  The adoption of this new guidance did not result in a material impact to our available-for-sale debt securities portfolio.

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

In March 2022, the FASB issued ASU 2022-02, Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for Troubled Debt Restructurings by creditors that have adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, while enhancing disclosure requirements for certain loan refinancing and restructurings made to borrowers experiencing financial difficulty.  Additionally, the ASU adds the requirement to disclose current period gross write-offs by year of origination for financing receivables. This ASU is effective for us on April 1, 2023, with early application permitted.  We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

We classify all of our debt securities as available-for-sale (“AFS”).  Except when the fair value option is elected, AFS debt securities are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (“AOCI”), net of applicable taxes. Realized gains and losses from sales of AFS debt securities are determined using the specific identification method or first in first out method and are included in Investment and other income, net in our Consolidated Statements of Income.

In fiscal 2021, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on a modified retrospective basis.  Under the new guidance, an allowance for credit losses is established when it is determined that a credit loss has occurred.  Prior to the adoption of this standard, when a decline in fair value of a debt security was determined to be other-than-temporary, an impairment charge for the credit component was recorded in Investment and other income, net and a new cost basis in the investment was established.  As of March 31, 2022, management determined that credit losses did not exist for securities in an unrealized loss position.  This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

In fiscal 2022, we have elected the fair value option for certain debt securities held within one of our affiliate investment portfolios for operational ease given the size and composition of this portfolio.  All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income.  AFS debt securities for which the fair value option is elected are not subject to credit loss impairment.  As of March 31, 2022, we held AFS debt securities for which the fair value option was elected of $674 million.  The difference between the aggregate fair value and the aggregate unpaid principal balance of long-term AFS debt securities for which the fair value option was elected was not significant.

All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income.  Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income, net in our Consolidated Statements of Income.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Investments in marketable securities consisted of the following:

	March 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$538	$-	$(29)	$509
Foreign government and agency obligations	26	-	(3)	23
Municipal debt securities	9	1	-	10
Corporate debt securities	598	4	(34)	568
Mortgage-backed securities:
U.S. government agency	20	-	-	20
Non-agency residential	11	-	(1)	10
Non-agency commercial	88	1	(3)	86
Asset-backed securities	82	-	(4)	78
Total available-for-sale debt securities	$1,372	$6	$(74)	$1,304
Equity investments				3,649
Total investments in marketable securities				$4,953

	March 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$217	$4	$(10)	$211
Municipal debt securities	8	2	-	10
Commercial paper	196	-	-	196
Corporate debt securities	177	12	(2)	187
Mortgage-backed securities:
U.S. government agency	31	1	-	32
Non-agency residential	1	-	-	1
Non-agency commercial	47	2	(2)	47
Asset-backed securities	49	3	-	52
Total available-for-sale debt securities	$726	$24	$(14)	$736
Equity investments				4,084
Total investments in marketable securities				$4,820

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

Non-cash investing activities related to in-kind redemptions and subsequent purchases amounted to $1.1 billion in fiscal 2022.  We had no non-cash investing activities related to in-kind redemptions in fiscal 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

Available-for-sale debt securities in a continuous loss position for greater than twelve months were not significant as of March 31, 2022 and 2021.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Years ended March 31,
	2022	2021	2020
Available-for-sale debt securities:
Unrealized losses on securities for which the fair value option was elected	$(41)
Realized (losses) gains on sales	$(4)	$20	$9
Other-than-temporary impairment			$(8)

Equity investments:
Unrealized (losses) gains	$(158)	$114	$41
Realized gains on sales	$22	$15	$5

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	March 31, 2022
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$53	$53
Due after 1 year through 5 years	378	367
Due after 5 years through 10 years	381	360
Due after 10 years	359	330
Mortgage-backed and asset-backed securities [1]	201	194
Total	$1,372	$1,304
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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff.  As of March 31, 2022 and 2021, all finance receivables were classified as held-for-investment.

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

Accrued interest related to finance receivables are presented within Other assets on the Consolidated Balance Sheet and was $214 million and $187 million at March 31, 2022 and 2021, respectively.

For both retail loan and dealer products portfolio segments, accrued interest, deferred income, and deferred origination costs, if any, are written off within Provision for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2022	2021
Retail receivables [1]	$73,152	$66,991
Dealer financing	10,298	13,642
	83,450	80,633

Deferred origination costs	1,330	1,145
Deferred income	(1,102)	(1,408)
Allowance for credit losses
Retail receivables	(1,195)	(1,075)
Dealer financing	(51)	(103)
Total allowance for credit losses	(1,246)	(1,178)
Finance receivables, net	$82,432	$79,192

[1]	Includes securitized retail receivables of $21.2 billion and $22.1 billion as of March 31, 2022 and 2021, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2022
	2022	2021	2020	2019	2018	2017 and Prior	Total
Aging of finance receivables:
Current	$32,382	$21,917	$9,624	$4,774	$2,674	$718	$72,089
30-59 days past due	275	304	153	101	63	36	932
60-89 days past due	68	82	40	25	16	11	242
90 days or greater past due	33	39	17	13	8	7	117
Total	$32,758	$22,342	$9,834	$4,913	$2,761	$772	$73,380

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2021
	2021	2020	2019	2018	2017	2016 and Prior	Total
Aging of finance receivables:
Current	$32,026	$16,047	$8,972	$5,977	$2,435	$496	$65,953
30-59 days past due	147	145	114	83	46	27	562
60-89 days past due	37	39	28	21	11	8	144
90 days or greater past due	18	18	13	9	5	6	69
Total	$32,228	$16,249	$9,127	$6,090	$2,497	$537	$66,728

The amortized cost of retail loan portfolio excludes accrued interest of $192 million and $160 million at March 31, 2022 and 2021, respectively.  The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2022
	2022	2021	2020	2019	2018	2017 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$2,927	$2,927
Credit Watch	-	-	-	-	-	-	16	16
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Wholesale total	$-	$-	$-	$-	$-	$-	$2,943	$2,943
Real estate
Performing	$1,614	$1,245	$264	$384	$260	$1,245	$-	$5,012
Credit Watch	2	-	-	-	-	5	-	7
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Real estate total	$1,616	$1,245	$264	$384	$260	$1,250	$-	$5,019
Working Capital
Performing	$662	$321	$209	$158	$37	$173	$774	$2,334
Credit Watch	1	1	-	-	-	-	-	2
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Working capital total	$663	$322	$209	$158	$37	$173	$774	$2,336
Total	$2,279	$1,567	$473	$542	$297	$1,423	$3,717	$10,298

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

The amortized cost of the dealer products portfolio excludes accrued interest of $22 million and $27 million at March 31, 2022 and 2021, respectively.  As of March 31, 2022 and 2021, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant, respectively.

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

The following tables presents the aging of the amortized cost basis of our finance receivables by class:

	March 31, 2022
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$932	$242	$117	$1,291	$72,089	$73,380	$65
Wholesale	-	-	-	-	2,943	2,943	-
Real estate	-	-	-	-	5,019	5,019	-
Working capital	-	-	-	-	2,336	2,336	-
Total	$932	$242	$117	$1,291	$82,387	$83,678	$65

	March 31, 2021
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$562	$144	$69	$775	$65,953	$66,728	$39
Wholesale	-	-	-	-	6,157	6,157	-
Real estate	-	-	-	-	5,203	5,203	-
Working capital	-	-	-	-	2,282	2,282	-
Total	$562	$144	$69	$775	$79,595	$80,370	$39

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

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2022 and 2021 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2022 and 2021.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2022 and 2021, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Allowance for Credit Losses

Upon adoption of ASU 2016-13 in fiscal 2021, the incurred loss impairment method was replaced with a new impairment model that reflects lifetime expected losses.  Management develops and documents the allowance for credit losses on finance receivables based on two portfolio segments.  The determination of portfolio segments is based primarily on the qualitative consideration of the nature of our business operations and the characteristics of the underlying finance receivables, as follows:

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

We measure expected losses of all components of finance receivables on an amortized cost basis, excluding accrued interest, and including off-balance-sheet lending commitments that are not unconditionally cancellable by TMCC.  Estimated expected credit losses for off-balance-sheet lending commitments within our dealer products portfolio are included in Other liabilities on the Consolidated Balance Sheets.  We have elected to exclude accrued interest from the measurement of expected credit losses as we apply policies and procedures that result in the timely write-offs of accrued interest.  Accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

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

Accounting for the Allowance for Credit Losses

Increases to the allowance for credit losses are accompanied by corresponding charges to the Provision for credit losses in our Consolidated Statements of Income. The uncollectible portion of finance receivables is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.  In the event we repossess the collateral, the receivable is charged-off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on our Consolidated Balance Sheets.  Recoveries of finance receivables previously charged off as uncollectible are credited to the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Allowance for Credit Losses (Continued)

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Year ended March 31, 2022
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2021	$1,075	$140	$1,215
Charge-offs	(237)	-	(237)
Recoveries	58	-	58
Provision for credit losses	299	(63)	236
Ending balance, March 31, 2022 [1]	$1,195	$77	$1,272

[1]

Ending balance includes $26 million of allowance for credit losses related to off-balance sheet commitments in the dealer products portfolio which is included in Other liabilities on the Consolidated Balance Sheet.

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

Finance receivables for the dealer products portfolio segment as of March 31, 2022 includes $929 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $187 million in finance receivables that are guaranteed by third-party private Toyota distributors.  Finance receivables for the dealer products portfolio segment as of March 31, 2021 includes $1,028 million in finance receivables that are guaranteed by TMNA, and $162 million in finance receivables that are guaranteed by third-party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

During fiscal 2022, the allowance for credit losses increased $57 million primarily due to the increase in size of our retail loan portfolio and an increase in delinquencies, as well as the economic conditions caused by the conflict in Ukraine, partially offset by continued improved dealer financial performance in fiscal 2022.  In contrast, in fiscal 2021, the allowance for credit losses increased $488 million, reflecting an increase to the allowance for credit losses of $292 million related to the adoption of ASU 2016-13 in fiscal 2021, and an increase of $196 million primarily due to an increase in the size of the portfolio and the increase in expected credit losses for the retail loan portfolio driven by economic conditions caused by the COVID-19 pandemic and the restrictions designed to slow the spread of COVID-19, including stay-at-home orders, increased unemployment, and decreased consumer spending.

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

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred.  When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income.  As of March 31, 2022 and 2021, there was no impairment in our investment in operating leases portfolio.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Investments in Operating Leases, Net (Continued)

Our depreciation policy for operating leases incorporates our historical experience on early terminations due to customer defaults into the useful live of the vehicles.  We consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Investments in operating leases, net on the Consolidated Balance Sheets and Depreciation on operating leases in the Consolidated Statements of Income.

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2022	2021
Investments in operating leases [1]	$45,728	$48,337
Deferred origination (fees) and costs, net	(46)	(101)
Deferred income	(1,272)	(1,759)
Accumulated depreciation	(8,955)	(9,386)
Investments in operating leases, net	$35,455	$37,091

[1]	Includes securitized investments in operating leases of $16.2 billion and $9.3 billion as of March 31, 2022 and March 31, 2021, respectively.

Future minimum rentals on investments in operating leases are as follows:

Years ending March 31,	Future minimum rentals on operating leases
2023	$5,604
2024	3,620
2025	1,073
2026	83
2027	8
Thereafter	-
Total	$10,388

A portion of our operating lease contracts has historically terminated prior to maturity.  Future minimum rentals shown above should not be considered indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements. All of our derivatives are categorized as not designated for hedge accounting, and all of our derivative activities are authorized and monitored by our management and our Asset-Liability Committee which provides a framework for financial controls and governance to manage market risk.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2022, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	March 31, 2022		March 31, 2021
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$64,327	$1,425	$44,125	$1,026
Foreign currency swaps	1,594	55	7,274	330
Total	$65,921	$1,480	$51,399	$1,356

Counterparty netting		(761)		(840)
Collateral held		(658)		(462)
Carrying value of derivative contracts – Other assets		$61		$54

Other liabilities:
Interest rate swaps	$19,903	$822	$55,062	$1,142
Foreign currency swaps	8,102	717	4,321	243
Total	$28,005	$1,539	$59,383	$1,385

Counterparty netting		(761)		(840)
Collateral posted		(753)		(544)
Carrying value of derivative contracts – Other liabilities		$25		$1

As of March 31, 2022 and 2021, we held excess collateral of $2 million and $29 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. As of March 31, 2022 and 2021, we posted initial margin and excess collateral of $132 million and $10 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years Ended March 31,
	2022	2021	2020
Interest expense on debt	$1,498	$1,954	$2,488
Interest expense on derivatives	107	420	180
Interest expense on debt and derivatives	1,605	2,374	2,668

(Gains) losses on debt denominated in foreign currencies	(438)	1,402	(703)
Losses (gains) on foreign currency swaps	818	(1,351)	650
(Gains) losses on U.S. dollar interest rate swaps	(584)	(123)	219
Total interest expense	$1,401	$2,302	$2,834

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	March 31, 2022			March 31, 2021
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$82,542	$82,288	1.30%	$85,759	$85,513	1.31%
Secured notes and loans payable	26,907	26,864	1.01%	24,256	24,212	1.29%
Total debt	$109,449	$109,152	1.23%	$110,015	$109,725	1.31%

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

Future
Years ending March 31,	debt maturities
2023	$51,171
2024	20,889
2025	13,466
2026	9,642
2027	7,279
Thereafter [1]	7,002
Unamortized premiums, discounts and debt issuance costs	(297)
Total debt	$109,152
[1]	Unsecured and secured notes and loans payable mature on various dates through fiscal 2049.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $16.9 billion and $17.0 billion as of March 31, 2022, and 2021, respectively.

Upon issuance of fixed rate debt, we generally elect to enter into pay-float swaps to convert fixed rate payments on debt to floating rate payments.  Certain unsecured notes and loans payable are denominated in various foreign currencies.  The debt is translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date.  The resulting transaction gains and losses are included in Interest expense in our Consolidated Statements of Income.  Concurrent with the issuance of these foreign currency unsecured notes and loans payable, we enter into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.  Gains and losses related to foreign currency transactions are included in Interest expense in our Consolidated Statements of Income.

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

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), a wholly-owned subsidiary, and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, $5.0 billion three-year syndicated bank credit facility and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal 2023, 2025, and 2027 respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as March 31, 2022 and 2021.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $7.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  We utilized $3.2 billion of this facility as of March 31, 2022 and 2021, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of March 31, 2022, TMCC had committed bank credit facilities totaling $4.6 billion, of which $2.3 billion, $300 million, and $2.0 billion mature in fiscal 2023, 2024, and 2025 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2022 and 2021. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales, U.S.A., Inc. (“TMS”), expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of March 31, 2022 and 2021.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included on our Consolidated Balance Sheets:

	March 31, 2022
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,284	$20,932	$51	$18,562	$8
Investments in operating leases	645	11,886	15	8,302	2
Total	$1,929	$32,818	$66	$26,864	$10

	March 31, 2021
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,521	$21,745	$46	$19,665	$13
Investments in operating leases	436	6,599	43	4,547	1
Total	$1,957	$28,344	$89	$24,212	$14

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Variable Interest Entities (Continued)

Restricted cash, including cash equivalents, shown in the previous tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net securitized assets shown in the previous tables are presented net of deferred fees and costs, deferred income, accumulated depreciation, and allowance for credit losses.  Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,667 million and $1,409 million of securities retained by TMCC at March 31, 2022 and 2021, respectively.  Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships. Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net on our Consolidated Balance Sheets at March 31, 2022 and 2021, and revenues earned from these dealers during fiscal 2022, 2021 and 2020 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due from these lending relationships at March 31, 2022 and 2021, and revenues earned under these relationships during fiscal 2022, 2021, 2020 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2022	2021
Commitments:
Credit facilities commitments with dealers	$3,289	$2,338
Commitments under operating lease agreements	119	141
Total commitments	3,408	2,479
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,508	$2,579

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and voluntary protection business and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  In addition to the total commitments and guarantees in the previous table, we have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions.

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $32 million for fiscal 2022, $36 million for fiscal 2021, and $36 million fiscal 2020.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the table above include $84 million and $93 million for facilities leases with affiliates at March 31, 2022 and 2021, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

March 31,
Years ending March 31,	2022
2023	$19
2024	16
2025	14
2026	13
2027	12
Thereafter	45
Total	$119
Present value discount	(13)
Total operating lease liability	$106

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

March 31,
2022
ROU assets	$97
Weighted average remaining lease term (in years)	8.3
Weighted average discount rate	2.76%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$26

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2022 and 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements.  Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2022, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2022 and 2021, no amounts have been recorded under these indemnification provisions.

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were not significant for fiscal 2022, 2021, and 2020.

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

TMCC employer contributions to the savings plan were not significant for fiscal 2022, 2021, and 2020.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain medical care and life insurance benefits to eligible retired employees.  Generally, in order to be eligible for these benefits, the employee must be age 55 or older with 10 or more years of service.

Other post-retirement benefit costs allocated to TMCC were not significant for fiscal 2022, 2021, and 2020.

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

The provision for income taxes consisted of the following:

	Years ended March 31,
	2022	2021	2020
Current
Federal	$1,774	$2,756	$(19)
State	281	386	120
Foreign	22	11	8
Total	2,077	3,153	109

Deferred
Federal	(1,166)	(2,243)	145
State	(123)	(276)	(141)
Foreign	1	(2)	(2)
Total	(1,288)	(2,521)	2
Provision for income taxes	$789	$632	$111

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2022	2021	2020
Provision for income taxes at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes (net of federal tax benefit)	3.7%	3.9%	4.0%
Effect of state tax law changes	0.3%	(0.2)%	(3.9)%
Federal tax credits [1]	(1.0)%	(0.5)%	(3.7)%
Tax rate differential from tax loss carryback	-	-	(5.6)%
Adjustment for prior year provision to return differences	(0.3)%	(0.2)%	(1.0)%
Other, net	-	(0.1)%	-
Effective tax rate	23.7%	23.9%	10.8%

[1]

The amounts in Federal tax credits include tax benefits from foreign tax credits, alternative fuel vehicle credits, plug-in vehicle credits, and research and development credits for fiscal 2022, 2021, and 2020.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2022	2021
Liabilities:
Lease transactions	$1,504	$2,765
Voluntary protection dealer commissions	348	290
State taxes, net of federal tax benefit	275	377
Mark-to-market of investments in marketable securities and derivatives	24	34
Other	82	82
Deferred tax liabilities	$2,233	$3,548

Assets:
Provision for credit and residual value losses	394	421
Deferred costs and fees	179	187
Accrued expenses	45	21
Lease obligations	23	27
Net operating loss and tax credit carryforwards	14	29
Other	14	12
Deferred tax assets	669	697
Valuation allowance	-	(9)
Net deferred tax assets	$669	$688
Net deferred income tax liability [1]	$1,564	$2,860

[1]

Balance includes deferred tax assets (liabilities) of $6 million and $(2) million at March 31, 2022 and 2021, respectively, attributable to unrealized gains or losses included in accumulated other comprehensive income or loss, net. The change in this balance is not included in total deferred tax expense.

We have no deferred tax assets related to cumulative federal net operating loss carry forwards at March 31, 2022 or March 31, 2021.  We have deferred tax assets related to cumulative state net operating loss carry forwards of $13 million and $25 million at March 31, 2022 and March 31, 2021, respectively.  State net operating loss carryforwards will expire beginning in fiscal 2024.

We have deferred tax assets related to federal tax credit for foreign tax of less than $1 million and $3 million at March 31, 2022 and March 31, 2021, respectively.  The federal tax credit carryforwards will expire beginning in fiscal 2032.

The deferred tax assets related to foreign tax credit is reduced by a valuation allowance of less than $1 million at March 31, 2022.  The deferred tax assets related to foreign tax credit and state tax net operating loss carryforwards were reduced by a valuation allowance of $9 million at March 31, 2021.  The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, other than the deemed repatriation tax that is provided pursuant to the Tax Cuts and Jobs Act of 2017, state and local taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2022 and 2021, these unremitted earnings totaled $288 million and $251 million, respectively.  Determination of the amount of the deferred state and local tax liability is not practicable, and accordingly no estimate of the unrecorded deferred state and local tax liability is provided.

Although we do not foresee any events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

We had an income tax payable of $52 million and $35 million for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries at March 31, 2022 and March 31, 2021, respectively.  Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, TFSB, and Toyota Financial Services Securities USA Corporation, was not significant for both March 31, 2022 and 2021.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain. The change in unrecognized tax benefits are as follows:

	March 31,
	2022	2021	2020
Balance at beginning of the year	$15	$19	$7
Increases related to positions taken during the current year	1	1	12
Increases recorded in current year related to positions taken during prior years	6	2	-
Expirations due to lapse of statute	-	(7)	-
Balance at end of year	$22	$15	$19

At March 31, 2022, 2021 and 2020 approximately $22 million, $14 million and $17 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate. The remaining amounts in the respective unrecognized tax benefits at March 31, 2022, 2021 and 2020 are related to timing matters.  During fiscal 2022, $7 million of the net increase in unrecognized tax benefits had an effect on the effective tax rate. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2022, 2021, and 2020, accrued interest was not significant and no penalties were accrued.

Tax-related Contingencies

As of March 31, 2022, we remained under IRS examination for fiscal 2018 through fiscal 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions

The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Years ended March 31,
	2022	2021	2020
Net financing revenues:
Manufacturer's subvention and other revenues	$1,746	$1,997	$2,065
Depreciation on operating leases	$(75)	$(113)	$(59)

Interest expense:
Credit support fees, interest and other expenses	$99	$117	$96

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$168	$173	$181

Investment and other income, net:
Interest and other income	$3	$18	$26

Expenses:
Operating and administrative	$82	$91	$102

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

	March 31,	March 31,
	2022	2021
Assets:
Cash and cash equivalents
Commercial paper	$100	$6

Investments in marketable securities
Commercial paper	$-	$196

Finance receivables, net
Accounts receivable	$90	$140
Deferred retail subvention income	$(875)	$(1,156)

Investments in operating leases, net
Investments in operating leases, net	$(212)	$(236)
Deferred lease subvention income	$(923)	$(1,528)

Other assets
Notes receivable	$789	$869
Other receivables, net	$80	$83

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$374	$352
Other payables, net	$394	$306
Notes payable	$8	$19

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable.  As of March 31, 2022 and 2021, the subvention receivable from TMNA was $66 million and $184 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of March 31, 2022 and March 31, 2021, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

In addition, TMCC receives support from and provides financing support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements.  As of March 31, 2022 and 2021, total financing support available from affiliates totaled approximately $8.5 billion and $8.6 billion, respectively.  These amounts include a $5.0 billion three-year revolving credit facility with TMS which currently expires in fiscal 2025.  As of March 31, 2022 and 2021, total financing support available to affiliates totaled approximately $8.0 billion and $7.1 billion, respectively.  TMCC’s increased financing support provided to Toyota Finance New Zealand Limited to $250 million in April 2021 and to TFSB to $1.0 billion in August 2021.  Additionally, TMCC entered into a financing support agreement with Toyota Finance Corporation (“TFC”) for $100 million in August 2021.  The amounts outstanding under these agreements are recorded in Other assets and Other liabilities on our Consolidated Balance Sheets at March 31, 2022 and 2021.

In November 2021, in accordance with the financing support agreement, TFC borrowed from TMCC in Japanese Yen a principal amount equivalent to $100 million, to be used for general corporate purposes, with an interest rate of 0.0175% and repayment date of November 2023.  The note receivable is translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date.  The resulting transaction gains and losses are included in Investment and Other Income in our Consolidated Statements of Income.

In April 2022, TMCC entered into a revolving credit facility with Toyota Financial Services Colombia (“TFSCO”), pursuant to which TFSCO is entitled to borrow a maximum principal amount equivalent to $49 million.

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

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase no more than $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines. At March 31, 2022 and 2021, we had $8 million and $15 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

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

•

TMCC receives support from and provides support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements, including a revolving credit facility with TMS, which may be used for general corporate purposes.

•	TMCC and TFSB are parties to a services agreement, entered into July 2021, wherein TMCC will subservice loans on behalf of TFSB.

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

Investments in marketable securities

We estimate the value of our AFS debt securities, including those for which the fair value option was elected, using observed transaction prices, independent third-party pricing valuation vendors, and internal valuation models.

We may hold investments in actively traded open-end and private placement equity investments.  Where the equity investments produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the equity investment and classify the investment as Level 1 within the fair value hierarchy.  The fair value of equity investments that produce a daily net asset value that is not quoted in an active market is estimated using the net asset value per share (or its equivalent) as a practical expedient and are excluded from leveling within the fair value hierarchy.

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

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment.  Nonrecurring fair value items as of March 31, 2022 and 2021 were not significant.  Retail finance receivables greater than 120 days past due are measured at fair value based on the fair value of the underlying collateral less costs to sell.  The fair value of collateral is based on the current average selling prices for like vehicles at wholesale used vehicle auctions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy except for certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are excluded from the leveling information provided in the tables below.  Fair value amounts presented below are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Consolidated Balance Sheets.

	March 31, 2022
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$504	$5	$-	$-	$509
Foreign government and agency obligations	-	23	-	-	23
Municipal debt securities	-	10	-	-	10
Corporate debt securities	-	568	-	-	568
Mortgage-backed securities:
U.S. government agency	-	20	-	-	20
Non-agency residential	-	7	3	-	10
Non-agency commercial	-	78	8	-	86
Asset-backed securities	-	75	3	-	78
Available-for-sale debt securities total	504	786	14	-	1,304
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,137
Total return bond funds	1,576	-	-	-	1,576
Equity mutual funds	936	-	-	-	936
Equity investments total	2,512	-	-	-	3,649
Investments in marketable securities total	3,016	786	14	-	4,953
Derivative assets:
Interest rate swaps	-	1,425	-	-	1,425
Foreign currency swaps	-	55	-	-	55
Counterparty netting and collateral	-	-	-	(1,419)	(1,419)
Derivative assets total	-	1,480	-	(1,419)	61
Assets at fair value	3,016	2,266	14	(1,419)	5,014
Derivative liabilities:
Interest rate swaps	-	(822)	-	-	(822)
Foreign currency swaps	-	(717)	-	-	(717)
Counterparty netting and collateral	-	-	-	1,514	1,514
Liabilities at fair value	-	(1,539)	-	1,514	(25)
Net assets at fair value	$3,016	$727	$14	$95	$4,989

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of March 31, 2022 and 2021, or Consolidated Statements of Income for the years ended March 31, 2022 and 2021.

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

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2022
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$72,369	$-	$-	$73,385	$73,385
Wholesale	2,940	-	-	2,931	2,931
Real estate	4,985	-	-	4,961	4,961
Working capital	2,256	-	-	2,171	2,171

Financial liabilities
Unsecured notes and loans payable	$82,288	$-	$80,980	$-	$80,980
Secured notes and loans payable	26,864	-	-	26,500	26,500

	March 31, 2021
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$65,808	$-	$-	$69,007	$69,007
Wholesale	6,132	-	-	6,158	6,158
Real estate	5,142	-	-	5,224	5,224
Working capital	2,154	-	-	2,171	2,171

Financial liabilities
Unsecured notes and loans payable	$85,513	$-	$86,205	$555	$86,760
Secured notes and loans payable	24,212	-	-	24,478	24,478

Accrued interest related to finance receivables is in Other assets on the Consolidated Balance Sheets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments.  Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the previous tables, along with finance receivables, deferred origination costs, deferred income, and allowance for credit losses.  Finance receivables in the previous tables exclude related party transactions, for which the fair value approximates the carrying value, of $90 million and $140 million at March 31, 2022 and 2021, respectively.  Fair values of related party finance receivables, net are classified as Level 3 within the fair value hierarchy.

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

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Year ended March 31, 2022
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$11,920	$-	$-	$11,920
Depreciation on operating leases	5,846	-	-	5,846
Interest expense	1,401	-	-	1,401
Net financing revenues	4,673	-	-	4,673

Voluntary protection contract revenues and insurance earned premiums	-	1,015	-	1,015
Investment and other income (loss), net	45	(71)	-	(26)
Net financing and other revenues	4,718	944	-	5,662

Expenses:
Provision for credit losses	236	-	-	236
Operating and administrative	1,311	386	-	1,697
Voluntary protection contract expenses and insurance losses	-	405	-	405
Total expenses	1,547	791	-	2,338

Income before income taxes	3,171	153	-	3,324
Provision for income taxes	755	34	-	789

Net income	$2,416	$119	$-	$2,535

Total assets	$128,684	$6,510	$(153)	$135,041

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

	Year ended March 31, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$11,799	$-	$-	$11,799
Depreciation on operating leases	5,932	-	-	5,932
Interest expense	2,302	-	-	2,302
Net financing revenues	3,565	-	-	3,565

Voluntary protection contract revenues and insurance earned premiums	-	956	-	956
Investment and other income, net	93	317	-	410
Net financing and other revenues	3,658	1,273	-	4,931

Expenses:
Provision for credit losses	426	-	-	426
Operating and administrative	1,124	363	-	1,487
Voluntary protection contract expenses and insurance losses	-	369	-	369
Total expenses	1,550	732	-	2,282

Income before income taxes	2,108	541	-	2,649
Provision for income taxes	502	130	-	632

Net income	$1,606	$411	$-	$2,017

Total assets	$127,726	$6,149	$(147)	$133,728

	Year ended March 31, 2020
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$12,029	$-	$-	$12,029
Depreciation on operating leases	6,820	-	-	6,820
Interest expense	2,854	-	(20)	2,834
Net financing revenues	2,355	-	20	2,375

Voluntary protection contract revenues and insurance earned premiums	-	933	-	933
Investment and other income, net	155	187	(20)	322
Net financing and other revenues	2,510	1,120	-	3,630

Expenses:
Provision for credit losses	590	-	-	590
Operating and administrative	1,197	364	-	1,561
Voluntary protection contract expenses and insurance losses	-	455	-	455
Total expenses	1,787	819	-	2,606

Income before income taxes	723	301	-	1,024
Provision for income taxes	39	72	-	111

Net income	$684	$229	$-	$913

Total assets	$121,180	$5,520	$(1,145)	$125,555

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

For the years ended March 31, 2022 and 2021, respectively, approximately 82 percent and 83 percent of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the years ended March 31, 2022 and 2021.

We had $2.4 billion and $2.5 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2020 and March 31, 2021, respectively.  We recognized $704 million of the unearned amounts in voluntary protection contract revenues in our Consolidated Statements of Income during fiscal 2022, compared to $696 million during fiscal 2021.  As of March 31, 2022, we had unearned voluntary protection contract revenues of $2.7 billion included in Other liabilities on our Consolidated Balance Sheet, and with respect to this balance, we expect to recognize revenue of approximately $753 million in fiscal 2023 and $1.9 billion thereafter.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities on our Consolidated Balance Sheets. These accruals arising from contracts entered into by TMIS are not significant as of March 31, 2022 and 2021.  Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Internal Control over Financial Reporting

Management's annual report on internal control over financial reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Attestation report of the registered public accounting firm.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of June 3, 2022.

Name	Age	Position
Mark S. Templin	61	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSIC;
		Director and Group Chief Operating Officer, TFSC
		Director, TMNA Director and Chairman, TFSB

Scott Cooke	51	Director, Senior Vice President and Chief Financial Officer, TMCC Chief Financial Officer, TFSIC

Alec Hagey	56	Senior Vice President and Chief Operations Officer, TMCC

Mao Saka	51	Director and Treasurer, TMCC Director, TFSIC

Ellen L. Farrell	57	Group Vice President, General Counsel, Chief Legal and Compliance Officer and Secretary, TMCC; Secretary, TFSIC Director, TFSB

Vipin Gupta	53	Group Vice President and Chief Innovation and Digital Officer

Grace A. Mullings	61	Principal Accounting Officer, Vice President of Accounting and Corporate Controller, TMCC

Mike Owens	60	Group Vice President and Chief Risk Officer, TMCC

Anna Sampang	52	Group Vice President – Service Operations, TMCC

Hiroyoshi Korosue	60	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Chief Officer, Sales Finance Business Group, TMC

Tetsuo Ogawa	62	Director, TMCC; Director, President and Chief Operating Officer, TMNA; Chief Executive Officer, North America Region, TMC

Robert Carter	62	Director, TMCC; Director and President, TMS; Executive Vice President, TMNA;

All directors of TMCC are elected annually and hold office until their successors are elected and qualified.  Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Templin was named President and Chief Executive Officer of TMCC in September 2018.  He was named Director of TMCC in May 2016 and served as Chairman of the TMCC Board of Directors from May 2016 to August 2018.  He was also named Director, President and Chief Operating Officer of TFSIC in April 2016, Director of TMNA in June 2020, and Director and Chairman of TFSB in October 2021.  Mr. Templin has also served as a Director of TFSC since April 2016 and was named Group Chief Operating Officer of TFSC in September 2017.  From April 2016 to September 2017, he served as Chief Marketing Officer of TFSC.  From April 2013 to December 2017, Mr. Templin also served as Managing Officer of TMC, and from April 2016 to December 2017 he served as Deputy Chief Officer of TMC’s Sales Financial Business Group.  From April 2013 to April 2016, Mr. Templin served as Executive Vice President of TMC’s Lexus International Company, and from April 2012 to March 2013, Mr. Templin also served as General Manager of TMC’s Lexus Planning Division.  From October 2007 to March 2013, he served as Group Vice President and General Manager of TMS’s Lexus Division.  Mr. Templin first joined TMS in January 1990.

Mr. Cooke was named Senior Vice President of TMCC in January 2022 and has served as Director of TMCC and Chief Financial Officer of TFSIC since June 2019.  He was named as Chief Financial Officer of TMCC in April 2019 and served as a Group Vice President from December 2017 to January 2022. Prior to his appointment to  Chief Financial Officer, Mr. Cooke served as Group Vice President of Treasury, Business Intelligence, Analytics and Finance of TMCC from February 2019 to April 2019. From December 2017 to January 2019, he held the position of Group Vice President, Chief Risk Officer.  Mr. Cooke served as Vice President, Chief Risk Officer from July 2015 to December 2017.  Prior to that, he served as Corporate Manager, Product Planning for North American Products at TMS from July 2014 to July 2015.  From August 2012 to July 2014, Mr. Cooke held the position of Corporate Manager, Dealer Credit.  Mr. Cooke first joined TMCC in June 2003.

Mr. Hagey was named Senior Vice President and Chief Operating Office of TMCC in January 2022.  He previously served as Group Vice President – Sales, Product and Marketing of TMCC from December 2018 to January 2022. Mr. Hagey served as Vice President and General Manager of the Los Angeles region at TMS from January 2015 to December 2018.  Prior to this, he served as Vice President of Marketing of TMS from December 2013 to January 2015. Mr. Hagey first joined TMS in 1990.

Mr. Saka was named Director and Treasurer of TMCC in June 2019 and Director of TFSIC in January 2022.  He previously served as Group Vice President of the Corporate Planning Group of TFSC from January 2016 to April 2019.  From January 2013 to December 2015, Mr. Saka served as the Chief Financial Officer of Toyota Kirloskar Motor Pvt Ltd., a TMC affiliate in India.  Prior to this, from January 2007 to December 2012, he served in the Accounting Division of TMC.  Mr. Saka first joined the Finance Division of TMC in 1993.

Ms. Farrell was named Group Vice President, General Counsel, Chief Legal and Compliance Officer and Secretary of TMCC in January 2022. She was named Director of TFSB in October 2021.  She previously served as Vice President, General Counsel and Secretary of TMCC from May 2020 to January 2022 and has served as Secretary of TFSIC since May 2020.  Ms. Farrell also served as Vice President – Social Innovation and Executive Advisor – Legal of TMNA from November 2019 to May 2020.  Prior to this, Ms. Farrell served as Vice President and Interim General Counsel of TMCC from May 2019 to November 2019, Secretary of TMCC from May 2019 to February 2020 and Secretary of TFSIC from June 2019 to February 2020.  Ms. Farrell served as Vice President, Deputy General Counsel of TMNA from May 2017 to November 2019, as Assistant General Counsel of TMS from May 2015 to May 2017 and as Senior Managing Counsel of TMS from August 2011 to May 2015.  Ms. Farrell first joined TMS in 1999.

Mr. Gupta was named as Group Vice President and Chief Innovation and Digital Officer of TMCC in January 2022. He previously served as Group Vice President and Chief Information Officer of TMCC from July 2018 to January 2022.  Prior to joining TMCC, Mr. Gupta served as Executive Vice President and Chief Information Officer of KeyBank’s Retail and Private Banking business from November 2010 to June 2018.

Ms. Mullings was named Principal Accounting Officer of TMCC in August 2021 and has served as Vice President of Accounting and Corporate Controller of TMCC since March 2020.  Prior to her current position, Ms. Mullings served as Senior Director of financial and regulatory reporting policies and governance at TPG Global LLC from July 2015 to March 2020.  Ms. Mullings served as Director of Accounting Policy and Governance at TMCC from April 2005 to June 2015.  From September 1999 to March 2005, Ms. Mullings served in various accounting and finance roles at Bank of America Corporation.

Mr. Owens was named Group Vice President and Chief Risk Officer of TMCC in May 2020.  He previously served as Vice President and Chief Risk Officer of TMCC from January 2019 to May 2020, Vice President – Risk and Dealer Credit of TMCC from April 2018 to January 2019, Director and Chairman of TFSB from September 2019 to October 2021, and Interim Chief Risk Officer of TFSB from October 2021 to February 2022.  From January 2012 to April 2018, he served as President and Chief Executive Officer of TFSB and, from August 2016 to April 2018, Mr. Owens also served as Director of TFSB.  Prior to this, he served as Corporate Manager – Banking Products and Chief Risk Officer of TFSB from December 2008 to January 2012.  Mr. Owens first joined TFSB in September 2002.

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

Mr. Ogawa was named Director of TMCC, Director, President and Chief Operating Officer of TMNA and Chief Executive Officer, North America Region of TMC in April 2020.  Previously, he served as Operating Officer of TMC from January 2019 to December 2020, Chief Operating Officer, North America Region of TMC from January 2019 to April 2020 and Deputy Chief Officer - External and Public Affairs Group of TMC from January 2019 to July 2019. Mr. Ogawa served as Executive Vice President of TMNA from April 2017 to March 2020 and Senior Managing Officer of TMC from January 2018 to January 2019.  He also served as Chief Administrative Officer – North America Region of TMC from April 2017 to January 2019.  Prior to this, Mr. Ogawa served as Managing Officer of TMC from April 2015 to January 2018 and Deputy Chief Executive Officer – China Region of TMC and President, Toyota Motor (China) Investment Co., Ltd. from April 2015 to April 2017.  From January 2012 to April 2015, he served as General Manager - China Division of TMC. Mr. Ogawa first joined TMC in 1984.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2022	2021
Audit fees	$11,783	$11,254
Audit related fees	-	-
Tax fees	403	397
All other fees	395	225
Total fees	$12,581	$11,876

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

Auditor Fees Pre-approval Policy

The TMCC Audit and Non-Audit Services Pre-Approval Policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be reviewed and pre-approved by the TMCC Audit Committee and TMCC Board of Directors.  All the services provided in fiscal 2022 and 2021 were pre-approved in accordance with the policy’s pre-approval requirements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 67 through 116.

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

(a)(3)Exhibits

See Exhibit Index on page 123.

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010.	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000.	(2)

4.1(a)	Indenture, dated as of August 1, 1991, between Toyota Motor Credit Corporation and The Chase Manhattan Bank, N.A.	(3)

4.1(b)	First Supplemental Indenture, dated as of October 1, 1991, among Toyota Motor Credit Corporation, Bankers Trust Company and The Chase Manhattan Bank, N.A.	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among Toyota Motor Credit Corporation, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) as successor to The Bank of New York Mellon, as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation, Appointment and Acceptance, dated as of April 26, 2010, among Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.	(7)

4.2(a)	Amended and Restated Agency Agreement, dated as of September 17, 2021, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch.	(8)

4.2(b)	Amended and Restated Note Agency Agreement, dated as of September 17, 2021, among Toyota Motor Credit Corporation, The Bank of New York Mellon S.A. /NV, Luxembourg branch, and The Bank of New York Mellon, acting through its London branch.	(9)

4.3

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

(1)	Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3 filed January 24, 2018, Commission File Number 333-222676.
(4)	Incorporated herein by reference to Exhibit 4.1(b), filed with our Registration Statement on Form S-3 filed January 24, 2018, Commission File Number 333-222676.
(5)	Incorporated herein by reference to Exhibit 4.1(c), filed with our Registration Statement on Form S-3/A filed March 31, 2004, Commission File Number 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K filed March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1(d), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(8)	Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed September 20, 2021, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K filed September 20, 2021, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

4.4	Description of Medium-Term Notes, Series B due January 11, 2028 of Toyota Motor Credit Corporation.	(10)

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

		(11)

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

		(12)

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

		(13)

10.4	Credit Support Agreement, dated as of July 14, 2000, between Toyota Financial Services Corporation and Toyota Motor Corporation.	(14)

(10)	Incorporated herein by reference to Exhibit 4.5, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File Number 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 8, 2021, Commission File Number 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 8, 2021, Commission File Number 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 8, 2021, Commission File Number 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.9, filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

10.5	Credit Support Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(15)

10.6	Amended and Restated Repurchase Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(16)

10.7(a)	Credit Support Fee Agreement, dated as of March 30, 2001, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(17)

10.7(b)	Amendment Number 1 to Credit Support Fee Agreement, dated as of June 17, 2005, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(18)

10.7(c)	Amendment Number 2 to the Credit Support Fee Agreement, dated as of September 7, 2012, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(19)

10.8	Revolving Credit Agreement, dated as of April 1, 2022, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(20)

10.9	Form of Indemnification Agreement between Toyota Motor Credit Corporation and its directors and officers.	(21)

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema linkbase document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(15)	Incorporated herein by reference to Exhibit 10.10, filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File Number 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.11, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File Number 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.13, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File Number 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.13(b), filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File Number 1-9961.
(19)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed September 7, 2012, Commission File Number 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed April 1, 2022, Commission File Number 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.1, filed with our Quarterly Report on Form 10-Q for the three months ended September 30, 2021, Commission File Number 1-9961.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 3, 2022	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Templin	Director, President and	June 3, 2022
Mark S. Templin	Chief Executive Officer (Principal Executive Officer)

/s/ Scott Cooke	Director, Senior Vice President and	June 3, 2022
Scott Cooke	Chief Financial Officer (Principal Financial Officer)

/s/ Grace A. Mullings	Principal Accounting Officer and Vice President of	June 3, 2022
Grace A. Mullings	Accounting and Corporate Controller (Principal Accounting Officer)

/s/ Mao Saka	Director and Treasurer	June 3, 2022
Mao Saka

Director
Hiroyoshi Korosue

/s/ Tetsuo Ogawa	Director	June 3, 2022
Tetsuo Ogawa

/s/ Robert Carter	Director	June 3, 2022
Robert Carter