Form 10-Q
period 2022-06-30
TOYOTA MOTOR CREDIT CORP
filed 2022-08-05
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2022	2021
Financing revenues:
Operating lease	$1,900	$2,120
Retail	845	791
Dealer	86	88
Total financing revenues	2,831	2,999
Depreciation on operating leases	1,409	1,441
Interest expense	563	286
Net financing revenues	859	1,272

Voluntary protection contract revenues and insurance earned premiums	259	249
Investment and other (loss) income, net	(306)	156
Net financing revenues and other revenues	812	1,677

Expenses:
Provision for credit losses	78	(3)
Operating and administrative	406	384
Voluntary protection contract expenses and insurance losses	107	108
Total expenses	591	489

Income before income taxes	221	1,188
Provision for income taxes	51	267

Net income	$170	$921

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2022	2021
Net income	$170	$921
Other comprehensive income, net of tax
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $7 and ($3), respectively]	(26)	9
Other comprehensive (loss) income	(26)	9
Comprehensive income	$144	$930

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	June 30,	March 31,
	2022	2022
ASSETS
Cash and cash equivalents	$8,717	$7,670
Restricted cash and cash equivalents	1,849	2,065
Investments in marketable securities	4,571	4,953
Finance receivables, net of allowance for credit losses of $1,248 and $1,246	84,822	82,432
Investments in operating leases, net	33,703	35,455
Other assets	2,470	2,466
Total assets	$136,132	$135,041

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$110,423	$109,152
Deferred income taxes	1,403	1,564
Other liabilities	6,061	6,224
Total liabilities	117,887	116,940

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2022 and March 31, 2022	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(47)	(21)
Retained earnings	17,375	17,205
Total shareholder's equity	18,245	18,101
Total liabilities and shareholder's equity	$136,132	$135,041

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	June 30,	March 31,
	2022	2022
ASSETS
Finance receivables, net	$24,009	$20,932
Investments in operating leases, net	11,358	11,886
Other assets	71	66
Total assets	$35,438	$32,884

LIABILITIES
Debt	$28,882	$26,864
Other liabilities	14	10
Total liabilities	$28,896	$26,874

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended June 30, 2021
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2021	$915	$2	$8	$14,670	$15,595

Net income	-	-	-	921	921
Other comprehensive income, net of tax	-	-	9	-	9
Balance at June 30, 2021	$915	$2	$17	$15,591	$16,525

	Three months ended June 30, 2022
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2022	$915	$2	$(21)	$17,205	$18,101

Net income	-	-	-	170	170
Other comprehensive loss, net of tax	-	-	(26)	-	(26)
Balance at June 30, 2022	$915	$2	$(47)	$17,375	$18,245

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$170	$921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,432	1,471
Recognition of deferred income	(505)	(631)
Provision for credit losses	78	(3)
Amortization of deferred costs	264	238
Foreign currency and other adjustments to the carrying value of financial instruments, net	(527)	26
Net losses (gains) from investments in marketable securities	366	(115)
Net change in:
Derivative assets	9	-
Other assets and accrued interest	(150)	(182)
Deferred income taxes	(154)	(225)
Derivative liabilities	(25)	15
Other liabilities	(128)	509
Net cash provided by operating activities	830	2,024

Cash flows from investing activities:
Purchase of investments in marketable securities	(507)	(614)
Proceeds from sales of investments in marketable securities	475	509
Proceeds from maturities of investments in marketable securities	13	200
Acquisition of finance receivables	(10,790)	(10,509)
Collection of finance receivables	8,651	8,506
Net change in wholesale and certain working capital receivables	(368)	2,775
Acquisition of investments in operating leases	(2,408)	(5,248)
Disposals of investments in operating leases	3,011	3,568
Long term loans to affiliates	-	(100)
Payments on long term loans from affiliates	100	100
Net change in financing support provided to affiliates	26	-
Other, net	(18)	(13)
Net cash used in investing activities	(1,815)	(826)

Cash flows from financing activities:
Proceeds from issuance of debt	8,602	10,242
Payments on debt	(6,912)	(11,074)
Net change in commercial paper and other short-term financing	118	214
Net change in financing support provided by affiliates	8	7
Net cash provided by (used in) financing activities	1,816	(611)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	831	587
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	9,735	10,152
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$10,566	$10,739
Supplemental disclosures:
Interest paid, net	$329	$485
Income taxes paid, net	$414	$55

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three months ended June 30, 2022 and 2021 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2022, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2023 (“fiscal 2023”).

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2022 (“fiscal 2022”), which was filed with the Securities and Exchange Commission on June 3, 2022.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Other Matters

In fiscal 2021, we announced the restructuring of our customer service operations to better serve our customers by relocating and streamlining the customer service operation and investing in new technology.  The restructuring is in progress, and we plan to complete the process of moving our three regional CSCs to be co-located with the regional DSCs to become regional experience centers by the end of fiscal 2023.  Costs associated with this restructure are not expected to be significant.

In fiscal 2022, TMCC announced, in furtherance of its private label financial services initiative for third party automotive and mobility companies, that we entered into a nonbinding letter of intent with Great American Outdoors Group LLC, the parent company of Bass Pro Shops, Cabela’s and the White River Marine Group (“Bass Pro Shops”) to provide private label financial services for Bass Pro Shop’s boats, all-terrain vehicle products, and other mobility products.  The Company began to provide inventory financing for Bass Pro Shops, its affiliates, and authorized independent dealers in fiscal 2023, with additional private label services, including consumer financing and voluntary protection products and services, to be added over time.  We are leveraging our existing processes and personnel to originate and service the new assets, and we expect to make certain technology investments to support the Bass Pro Shops program.  We did not acquire any existing Bass Pro Shops assets or liabilities pursuant to the agreement, and we do not expect launch costs to be significant.

Recently Adopted Accounting Guidance

On April 1, 2022, we adopted ASU 2021-05, Lessors-Certain Leases with Variable Lease Payments (Topic 842), which requires a lessor to classify and account for a lease with variable lease payments that do not depend on a reference index or rate as an operating lease if certain criteria are met.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

We elected the fair value option for certain debt securities held within one of our affiliate investment portfolios for operational ease given the size and composition of this portfolio.  All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other (loss) income, net in our Consolidated Statements of Income.  As of June 30, 2022 and March 31, 2022, we held AFS debt securities for which the fair value option was elected of $606 million and $674 million, respectively.  The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $76 million and $41 million as of June 30, 2022 and March 31, 2022, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other (loss) income, net in our Consolidated Statements of Income.  Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other (loss) income, net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	June 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$574	$1	$(51)	$524
Foreign government and agency obligations	19	-	(4)	15
Municipal debt securities	9	1	(1)	9
Corporate debt securities	551	1	(70)	482
Mortgage-backed securities:
U.S. government agency	24	-	(1)	23
Non-agency residential	10	-	(1)	9
Non-agency commercial	88	1	(6)	83
Asset-backed securities	78	-	(6)	72
Total available-for-sale debt securities	$1,353	$4	$(140)	$1,217
Equity investments				3,354
Total investments in marketable securities				$4,571

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

For the three months ended June 30, 2022, we had no non-cash investing activities related to in-kind redemptions.  Non-cash investing activities related to in-kind redemptions and subsequent purchases amounted to $1.1 billion for the three months ended June 30, 2021.

Unrealized Losses on Securities

The continuous unrealized losses on AFS debt securities greater than twelve months were not significant as of June 30, 2022 and March 31, 2022, respectively.

An allowance for credit losses is established when it is determined that a credit loss has occurred.  As of June 30, 2022 and March 31, 2022, management determined that credit losses did not exist for securities in an unrealized loss position.  This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities (Continued)

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2022	2021
Available-for-sale debt securities:
Unrealized (losses) gains on securities for which the fair value option was elected	$(35)	$9
Realized (losses) gains on sales	$(14)	$-

Equity investments:
Unrealized (losses) gains	$(307)	$84
Realized (losses) gains on sales	$(10)	$22

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table.  Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2022
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$66	$66
Due after 1 year through 5 years	364	345
Due after 5 years through 10 years	373	331
Due after 10 years	350	288
Mortgage-backed and asset-backed securities [1]	200	187
Total	$1,353	$1,217
[1]	Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

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

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2022	2022
Retail receivables [1]	$75,178	$73,152
Dealer financing	10,583	10,298
	85,761	83,450

Deferred origination costs	1,364	1,330
Deferred income	(1,055)	(1,102)
Allowance for credit losses
Retail receivables	(1,209)	(1,195)
Dealer financing	(39)	(51)
Total allowance for credit losses	(1,248)	(1,246)
Finance receivables, net	$84,822	$82,432
[1]	Includes securitized retail receivables of $24.2 billion and $21.2 billion as of June 30, 2022 and March 31, 2022, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $226 million and $214 million at June 30, 2022 and March 31, 2022, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2022
	2023	2022	2021	2020	2019	2018 and Prior	Total
Aging of finance receivables:
Current	$9,695	$29,743	$19,682	$8,425	$4,007	$2,536	$74,088
30-59 days past due	17	345	302	143	91	81	979
60-89 days past due	-	107	96	43	26	26	298
90 days or greater past due	-	45	37	16	11	13	122
Total	$9,712	$30,240	$20,117	$8,627	$4,135	$2,656	$75,487

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2022
	2022	2021	2020	2019	2018	2017 and Prior	Total
Aging of finance receivables:
Current	$32,382	$21,917	$9,624	$4,774	$2,674	$718	$72,089
30-59 days past due	275	304	153	101	63	36	932
60-89 days past due	68	82	40	25	16	11	242
90 days or greater past due	33	39	17	13	8	7	117
Total	$32,758	$22,342	$9,834	$4,913	$2,761	$772	$73,380

The amortized cost of retail loan portfolio excludes accrued interest of $201 million and $192 million at June 30, 2022 and March 31, 2022, respectively.  The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2022
	2023	2022	2021	2020	2019	2018 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$2,979	$2,979
Credit Watch	-	-	-	-	-	-	13	13
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Wholesale total	$-	$-	$-	$-	$-	$-	$2,992	$2,992
Real estate
Performing	$270	$1,522	$1,217	$256	$378	$1,303	$35	$4,981
Credit Watch	5	-	1	-	-	-	-	6
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Real estate total	$275	$1,522	$1,218	$256	$378	$1,303	$35	$4,987
Working Capital
Performing	$58	$643	$289	$182	$148	$200	$1,084	$2,604
Credit Watch	-	-	-	-	-	-	-	-
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Working capital total	$58	$643	$289	$182	$148	$200	$1,084	$2,604
Total	$333	$2,165	$1,507	$438	$526	$1,503	$4,111	$10,583

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

The amortized cost of the dealer products portfolio excludes accrued interest of $25 million and $22 million at June 30, 2022 and March 31, 2022, respectively.  As of June 30, 2022 and March 31, 2022, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant, respectively.

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

The following tables summarize the aging of the amortized cost basis of our finance receivables by class:

	June 30, 2022
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$979	$298	$122	$1,399	$74,088	$75,487	$78
Wholesale	-	-	-	-	2,992	2,992	-
Real estate	-	-	-	-	4,987	4,987	-
Working capital	-	-	-	-	2,604	2,604	-
Total	$979	$298	$122	$1,399	$84,671	$86,070	$78

	March 31, 2022
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$932	$242	$117	$1,291	$72,089	$73,380	$65
Wholesale	-	-	-	-	2,943	2,943	-
Real estate	-	-	-	-	5,019	5,019	-
Working capital	-	-	-	-	2,336	2,336	-
Total	$932	$242	$117	$1,291	$82,387	$83,678	$65

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2022 and 2021 was not significant for each class of finance receivables.  Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three months ended June 30, 2022 and 2021.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2022 and 2021, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended June 30, 2022
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2022	$1,195	$77	$1,272
Charge-offs	(91)	-	(91)
Recoveries	15	-	15
Provision for credit losses	90	(12)	78
Ending balance, June 30, 2022 [1]	$1,209	$65	$1,274

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

Finance receivables for the dealer products portfolio segment as of June 30, 2022, includes $958 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $187 million in finance receivables that are guaranteed by third-party private Toyota distributors.  Finance receivables for the dealer products portfolio segment as of June 30, 2021, includes $1,033 million in finance receivables that are guaranteed by TMNA, and $171 million in finance receivables that are guaranteed by third-party private Toyota distributors.  These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

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

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2022	2022
Investments in operating leases [1]	$43,629	$45,728
Deferred origination (fees) and costs, net	(38)	(46)
Deferred income	(1,074)	(1,272)
Accumulated depreciation	(8,814)	(8,955)
Investments in operating leases, net	$33,703	$35,455
[1]	Includes securitized investments in operating leases of $15.6 billion and $16.2 billion as of June 30, 2022 and March 31, 2022, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives.  The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions.  Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement.  Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives.  We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2022, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties.  In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	June 30, 2022		March 31, 2022
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$64,202	$1,647	$64,327	$1,425
Foreign currency swaps	129	18	1,594	55
Total	$64,331	$1,665	$65,921	$1,480

Counterparty netting		(890)		(761)
Collateral held		(723)		(658)
Carrying value of derivative contracts – Other assets		$52		$61

Other liabilities:
Interest rate swaps	$27,862	$1,018	$19,903	$822
Foreign currency swaps	9,443	1,370	8,102	717
Total	$37,305	$2,388	$28,005	$1,539

Counterparty netting		(890)		(761)
Collateral posted		(1,498)		(753)
Carrying value of derivative contracts – Other liabilities		$-		$25

As of June 30, 2022 and March 31, 2022, we held excess collateral and variation margin of $56 million and $2 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets.  As of June 30, 2022 and March 31, 2022, we posted initial margin and excess collateral of $257 million and $132 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2022	2021
Interest expense on debt	$446	$389
Interest (income) expense on derivatives	(62)	66
Interest expense on debt and derivatives	384	455

(Gains) losses on debt denominated in foreign currencies	(591)	10
Losses on foreign currency swaps	712	25
Losses (gains) on U.S. dollar interest rate swaps	58	(204)
Total interest expense	$563	$286

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	June 30, 2022			March 31, 2022
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$81,819	$81,541	1.73%	$82,542	$82,288	1.30%
Secured notes and loans payable	28,933	28,882	1.54%	26,907	26,864	1.01%
Total debt	$110,752	$110,423	1.68%	$109,449	$109,152	1.23%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates.  Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt.  Short-term funding needs are met through the issuance of commercial paper in the U.S.  Amounts outstanding under our commercial paper programs were $17.4 billion and $16.9 billion as of June 30, 2022 and March 31, 2022, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as of June 30, 2022 and March 31, 2022.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  We utilized $2.8 billion and $3.2 billion of this facility as of June 30, 2022 and March 31, 2022, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of June 30, 2022, TMCC had committed bank credit facilities totaling $4.6 billion, of which $2.0 billion, $300 million, $2.0 billion, and $300 million mature in fiscal 2023, 2024, 2025, and 2026 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of June 30, 2022 and March 31, 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of June 30, 2022 and March 31, 2022.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included on our Consolidated Balance Sheets:

	June 30, 2022
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,272	$24,009	$58	$20,953	$11
Investments in operating leases	577	11,358	13	7,929	3
Total	$1,849	$35,367	$71	$28,882	$14

	March 31, 2022
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,284	$20,932	$51	$18,562	$8
Investments in operating leases	645	11,886	15	8,302	2
Total	$1,929	$32,818	$66	$26,864	$10

Restricted Cash, including cash equivalents, shown in the previous tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets.  Net securitized assets shown in the previous tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses.  Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs.  The related debt of these consolidated VIEs is presented net of $1,806 million and $1,667 million of securities retained by TMCC at June 30, 2022 and March 31, 2022, respectively.  Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships.  Dealers participating in this program have been determined to be VIEs.  We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility.  Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets at June 30, 2022 and March 31, 2022 and revenues earned from these dealers for the three months ended June 30, 2022 and 2021 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary.  Amounts due from these lending relationships at June 30, 2022 and March 31, 2022 and revenues earned under these relationships for the three months ended June 30, 2022 and 2021 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2022	2022
Commitments:
Credit facilities commitments with dealers	$3,342	$3,289
Commitments under operating lease agreements	118	119
Total commitments	3,460	3,408
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,560	$3,508

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and voluntary protection business and the credit worthiness of each dealer.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  In addition to the total commitments and guarantees in the previous table, we also have extended credit facilities to affiliates as described in Note 12 – Related Party Transactions in our fiscal 2022 Form 10-K.

Lease Commitments

Our operating lease portfolio consists of real estate leases.  Total operating lease expense, including payments to affiliates, was $8 million for the first quarter of fiscal 2023 and fiscal 2022, respectively.  We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas.  Commitments under operating lease agreements in the previous table include $82 million and $84 million for facilities leases with affiliates at June 30, 2022 and March 31, 2022, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

June 30,
Years ending March 31,	2022
2023	$14
2024	17
2025	15
2026	14
2027	13
Thereafter	45
Total	$118
Present value discount	(13)
Total operating lease liability	$105

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

June 30,
2022
ROU assets	$96
Weighted average remaining lease term (in years)	7.8
Weighted average discount rate	2.67%

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid.  TMCC receives a nominal annual fee for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2022 and March 31, 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements.  Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2022, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2022 and March 31, 2022, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $51 million for the three months ended June 30, 2022, compared to $267 million for the same period in fiscal 2022.  Our effective tax rate was 23 percent for the three months ended June 30, 2022, compared to 22 percent for the same period in fiscal 2022.  The decrease in the provision for income taxes for the three months ended June 30, 2022, compared to the same period in fiscal 2022, was primarily due to the decrease in income before income taxes.  The higher effective tax rate for the three months ended June 30, 2022, compared to the same period in fiscal 2022, was primarily attributable to the larger impact of permanent differences between book and tax on lower income before income taxes in the current period, partially offset by a lower state effective tax rate.

Tax-related Contingencies

As of June 30, 2022, we remain under IRS examination for fiscal 2018 through fiscal 2023.

We periodically review our uncertain tax positions.  Our assessment is based on many factors including any ongoing IRS audits.  For the three months ended June 30, 2022, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of investment in marketable securities, and other deferred costs.  The total deferred tax liability, net of these deferred tax assets, was $1.4 billion and $1.6 billion at June 30, 2022 and March 31, 2022, respectively.  Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

As of June 30, 2022, there were no material changes to our related party agreements or relationships as described in our fiscal 2022 Form 10-K.  The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended
	June 30,
	2022	2021
Net financing revenues:
Manufacturer's subvention and other revenues	$339	$479
Depreciation on operating leases	$22	$(28)

Interest expense:
Credit support fees, interest and other expenses	$23	$24

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$40	$42

Investment and other income, net:
Interest and other income	$(6)	$3

Expenses:
Operating and administrative	$21	$21

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	June 30,	March 31,
	2022	2022
Assets:
Cash and cash equivalents
Commercial paper	$19	$100

Finance receivables, net
Accounts receivable	$39	$90
Deferred retail subvention income	$(819)	$(875)

Investments in operating leases, net
Investments in operating leases, net	$(243)	$(212)
Deferred lease subvention income	$(760)	$(923)

Other assets
Notes receivable	$653	$789
Other receivables, net	$80	$80

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$376	$374
Other payables, net	$364	$394
Notes payable	$16	$8

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable.  As of June 30, 2022 and March 31, 2022, the subvention receivable from TMNA was $68 million and $66 million, respectively.  We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions.  Under this agreement, as of June 30, 2022 and March 31, 2022, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	June 30, 2022
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$520	$4	$-	$-	$524
Foreign government and agency obligations	-	15	-	-	15
Municipal debt securities	-	9	-	-	9
Corporate debt securities	-	482	-	-	482
Mortgage-backed securities:
U.S. government agency	-	23	-	-	23
Non-agency residential	-	6	3	-	9
Non-agency commercial	-	78	5	-	83
Asset-backed securities	-	70	2	-	72
Available-for-sale debt securities total	520	687	10	-	1,217
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,080
Total return bond funds	1,480	-	-	-	1,480
Equity mutual funds	794	-	-	-	794
Equity investments total	2,274	-	-	-	3,354
Investments in marketable securities total	2,794	687	10	-	4,571
Derivative assets:
Interest rate swaps	-	1,647	-	-	1,647
Foreign currency swaps	-	18	-	-	18
Counterparty netting and collateral	-	-	-	(1,613)	(1,613)
Derivative assets total	-	1,665	-	(1,613)	52
Assets at fair value	2,794	2,352	10	(1,613)	4,623
Derivative liabilities:
Interest rate swaps	-	(1,018)	-	-	(1,018)
Foreign currency swaps	-	(1,370)	-	-	(1,370)
Counterparty netting and collateral	-	-	-	2,388	2,388
Liabilities at fair value	-	(2,388)	-	2,388	-
Net assets at fair value	$2,794	$(36)	$10	$775	$4,623

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of June 30, 2022 and March 31, 2022, or Consolidated Statements of Income for the three months ended June 30, 2022 and 2021.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2022 and March 31, 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	June 30, 2022
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$74,472	$-	$-	$74,886	$74,886
Wholesale	2,995	-	-	2,981	2,981
Real estate	4,979	-	-	4,967	4,967
Working capital	2,557	-	-	2,453	2,453

Financial liabilities
Unsecured notes and loans payable	$81,541	$-	$79,483	$-	$79,483
Secured notes and loans payable	28,882	-	-	28,279	28,279

	March 31, 2022
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$72,369	$-	$-	$73,385	$73,385
Wholesale	2,940	-	-	2,931	2,931
Real estate	4,985	-	-	4,961	4,961
Working capital	2,256	-	-	2,171	2,171

Financial liabilities
Unsecured notes and loans payable	$82,288	$-	$80,980	$-	$80,980
Secured notes and loans payable	26,864	-	-	26,500	26,500

Accrued interest related to finance receivables is in Other assets in the Consolidated Balance Sheets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments.  Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the previous tables, along with the finance receivables, deferred origination costs, deferred income, and allowance for credit losses.  Finance receivables in the previous tables excludes related party transactions, for which the fair value approximates the carrying value, of $39 million and $90 million at June 30, 2022 and March 31, 2022, respectively.  Fair values of related party finance receivables, net are classified as Level 3 within the fair value hierarchy.

For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 within the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended June 30, 2022
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,831	$-	$-	$2,831
Depreciation on operating leases	1,409	-	-	1,409
Interest expense	563	-	-	563
Net financing revenues	859	-	-	859

Voluntary protection contract revenues and insurance earned premiums	-	259	-	259
Investment and other income (loss), net	33	(339)	-	(306)
Net financing and other revenues	892	(80)	-	812

Expenses:
Provision for credit losses	78	-	-	78
Operating and administrative	299	107	-	406
Voluntary protection contract expenses and insurance losses	-	107	-	107
Total expenses	377	214	-	591

Income (loss) before income taxes	515	(294)	-	221
Provision (benefit) for income taxes	125	(74)	-	51

Net income (loss)	$390	$(220)	$-	$170

Total assets at June 30, 2022	$130,054	$6,213	$(135)	$136,132

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

	Three months ended June 30, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,999	$-	$-	$2,999
Depreciation on operating leases	1,441	-	-	1,441
Interest expense	286	-	-	286
Net financing revenues	1,272	-	-	1,272

Voluntary protection contract revenues and insurance earned premiums	-	249	-	249
Investment and other income, net	19	137	-	156
Net financing and other revenues	1,291	386	-	1,677

Expenses:
Provision for credit losses	(3)	-	-	(3)
Operating and administrative	292	92	-	384
Voluntary protection contract expenses and insurance losses	-	108	-	108
Total expenses	289	200	-	489

Income before income taxes	1,002	186	-	1,188
Provision for income taxes	221	46	-	267

Net income	$781	$140	$-	$921

Total assets at June 30, 2021	$128,015	$6,524	$(138)	$134,401

Voluntary protection operations – Contract revenues

For the three months ended June 30, 2022 and 2021, approximately 83 percent and 82 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products.  These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue.  The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three months ended June 30, 2022 and 2021.

We had $2.5 billion and $2.7 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2021 and March 31, 2022, respectively.  We recognized $200 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three months ended June 30, 2022, compared to $192.0 million recognized during the same period in fiscal 2022.  As of June 30, 2022, we had unearned voluntary protection contract revenues of $2.8 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $592 million during fiscal 2023, and $2.2 billion thereafter.  At June 30, 2021, we had unearned voluntary protection contract revenues of $2.5 billion associated with outstanding contracts.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Part II. Other Information – Item 1A. Risk Factors” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2022 (“fiscal 2022”), including the following:

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

Fiscal 2023 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2023 (“fiscal 2023”), the United States (“U.S.”) economy continued to be impacted by the global coronavirus and related variants (“COVID-19”) pandemic and the governmental measures intended to slow its spread, in addition to inflationary pressures and higher interest rates.  The ongoing challenging economic conditions caused by the COVID-19 pandemic and the current conflict in Ukraine, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles from pre-pandemic levels. The lack of availability of new vehicles resulted in decreases in industry-wide vehicle sales and sales incentives in the U.S. the first quarter of fiscal 2023, compared to the same period in fiscal 2022.  For more information regarding the potential impact of current market conditions, refer to Part I. Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2022.

Average used vehicle values in the first quarter of fiscal 2023 remained elevated compared to historical levels, primarily due to the lack of availability of new vehicles. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses in the future.

During the first quarter of fiscal 2023, the global capital markets experienced periods of heightened volatility in response to the ongoing conflict in Ukraine, increases in the inflation rate, and uncertainty regarding the path of U.S. monetary policy. U.S. benchmark interest rates and credit spreads both increased during the quarter. While we continue to maintain broad global access to both domestic and international markets, these events could lead to further disruptions in the capital markets and increases in our funding costs.  Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended
	June 30,
(Dollars in millions)	2022	2021
Net income:
Finance operations [1]	$390	$781
Voluntary protection operations [1]	(220)	140
Total net income	$170	$921

[1]	Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $170 million for the first quarter of fiscal 2023, compared to $921 million for the same period in fiscal 2022.  The decrease in net income for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to a $462 million decrease in investment and other income, net, a $277 million increase in interest expense, a $168 million decrease in total financing revenues, and a $81 million increase in provision for credit losses, partially offset by a $216 million decrease in provision for income taxes, and a $32 million decrease in depreciation on operating leases.

Our overall capital position increased $0.1 billion, bringing total shareholder’s equity to $18.2 billion at June 30, 2022 as compared to $18.1 billion at March 31, 2022.  Our debt increased to $110.4 billion at June 30, 2022 from $109.2 billion at March 31, 2022.  Our debt-to-equity ratio increased to 6.1 at June 30, 2022 from 6.0 at March 31, 2022.

Finance Operations

The following table summarizes key results of our finance operations:

	Three months ended
	June 30,		Percentage
(Dollars in millions)	2022	2021	change
Financing revenues:
Operating lease	$1,900	$2,120	(10)%
Retail	845	791	7%
Dealer	86	88	(2)%
Total financing revenues	2,831	2,999	(6)%
Depreciation on operating leases	1,409	1,441	(2)%
Interest expense	563	286	97%
Net financing revenues	859	1,272	(32)%

Investment and other income, net	33	19	74%
Net financing and other revenues	892	1,291	(31)%

Expenses:
Provision for credit losses	78	(3)	(2700)%
Operating and administrative	299	292	2%
Total expenses	377	289	30%

Income before income taxes	515	1,002	(49)%
Provision for income taxes	125	221	(43)%

Net income from finance operations	$390	$781	(50)%

Our finance operations reported net income of $390 million for the first quarter of fiscal 2023, compared to $781 million for the same period in fiscal 2022.  The decrease in net income from finance operations for first quarter of fiscal 2023, compared to the same period in fiscal 2022 was due to a $277 million increase in interest expense, a $168 million decrease in total financing revenues, and a $81 million increase in provision for credit losses, partially offset by a $96 million decrease in provision for income taxes, and a $32 million decrease in depreciation on operating leases.

Financing Revenues

Total financing revenues decreased 6 percent during the first quarter of fiscal 2023, as compared to the same period in fiscal 2022 due to the following:

•	Operating lease revenues decreased 10 percent for first quarter of fiscal 2023, compared to the same period in fiscal 2022, due lower average outstanding earning asset balances and lower yields.
•

Retail financing revenues increased 7 percent for the first quarter of fiscal 2023, as compared to the same period in fiscal 2022, due to higher average outstanding earning asset balances partially offset by lower yields.

•

Dealer financing revenues decreased 2 percent for the first quarter of fiscal 2023, as compared to the same period in fiscal 2022, due to lower average outstanding earning asset balances from lower average inventory levels partially offset by higher yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 4.68 percent for the first quarter of fiscal 2023, compared to 5.15 percent for the same period in fiscal 2022.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $1,409 million for the first quarter of fiscal 2023, compared to $1,441 million for the same period in fiscal 2022, primarily due to lower average operating lease units outstanding, partially offset by higher expectations of residual value losses.

The ongoing challenging economic conditions have resulted in a decrease in the availability of new vehicles from pre-pandemic levels.  The lower levels of new vehicle inventory and higher off-lease vehicle purchases by dealers have led to historically high levels of average used vehicle values.  Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

	Three months ended
	June 30,
(Dollars in millions)	2022	2021
Interest expense on debt	$446	$389
Interest (income) expense on derivatives	(62)	66
Interest expense on debt and derivatives	384	455

(Gains) losses on debt denominated in foreign currencies	(591)	10
Losses on foreign currency swaps	712	25
Losses (gains) on U.S. dollar interest rate swaps	58	(204)
Total interest expense	$563	$286

During the first quarter of fiscal 2023, total interest expense increased to $563 million from $286 million for the same period in fiscal 2022. The increase is attributable to losses on U.S. dollar interest rate swaps and losses on foreign currency swaps net of gains from debt denominated in foreign currencies, partially offset by a decrease in interest expense on debt and derivatives combined.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs.  During the first quarter of fiscal 2023, interest expense on debt and derivatives combined decreased to $384 million from $455 million for the same period in fiscal 2022. The decrease in interest expense on derivatives is primarily due to a decrease in interest expense on pay-fixed swaps, partially offset by a decrease in net interest income on pay-float swaps. The increase in interest expense on debt is primarily due to an increase in weighted average interest rates.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments.  We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first quarter of fiscal 2023 and 2022, we recorded net losses of $121 million and $35 million, respectively, primarily due to increases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first quarter of fiscal 2023, we recorded losses of $58 million, as losses on pay-float swaps exceeded gains on pay-fixed swaps, primarily due to increases in U.S. dollar swap rates.  During the first quarter of fiscal 2022, we recorded gains of $204 million, primarily due to the impact from net interest income on our pay-fixed swaps.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $33 million for the first quarter of fiscal 2023, compared to $19 million for the same period in fiscal 2022.  The increase in investment and other income, net for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to higher yields on our investment in marketable securities portfolio.

Provision for Credit Losses

We recorded a provision for credit losses of $78 million for the first quarter of fiscal 2023, compared to a benefit for credit losses of $3 million for the same period in fiscal 2022.  The increase in the provision for credit losses for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, was due to the expected credit losses in our retail loan portfolio, partially offset by the continued improved dealer financial performance.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $299 million for the first quarter of fiscal 2023, compared to $292 million for the same period in fiscal 2022.

Voluntary Protection Operations

The following table summarizes key results of our voluntary protection operations:

	Three months ended
	June 30,		Percentage
	2022	2021	change
Contracts (units in thousands)
Issued	770	824	(7)%
Average in force	10,240	9,816	4%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$259	$249	4%
Investment and other (loss) income, net	(339)	137	(347)%
Revenues from voluntary protection operations	(80)	386	(121)%

Expenses:
Voluntary protection contract expenses and insurance losses	107	108	(1)%
Operating and administrative	107	92	16%
Total expenses	214	200	7%

(Loss) income before income taxes	(294)	186	(258)%
(Benefit) provision for income taxes	(74)	46	(261)%

Net (loss) income from voluntary protection operations	$(220)	$140	(257)%

Our voluntary protection operations reported net loss of $220 million for the first quarter of fiscal 2023, compared to net income of $140 million for the same period in fiscal 2022.  The decrease in net income from voluntary protection operations for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to a $476 million decrease in investment and other (loss) income, net, and a $15 million increase in operating and administrative expenses, partially offset by a $120 million decrease in provision for income taxes.

Contracts issued decreased 7 percent in the first quarter of fiscal 2023, compared to the same period in fiscal 2022, primarily due to a decrease in financing contract volumes as a result of lower new vehicles inventory levels.  The average number of contracts in force increased 4 percent for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, due to net growth in the voluntary protection portfolio compared to prior years, most notably in prepaid maintenance, vehicle services, and guaranteed auto protection contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $259 million for the first quarter of fiscal 2023, compared to $249 million for the same period in fiscal 2022.  Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts.  Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims.  The increase in voluntary protection contract revenues and insurance earned premiums for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio compared to prior years.

Investment and Other (Loss) Income, Net

Our voluntary protection operations reported investment and other loss, net of $339 million for the first quarter of fiscal 2023, compared to investment and other income, net of $137 million for the same period in fiscal 2022.  Investment and other (loss) income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any.  The decrease in investment and other (loss) income, net for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to losses from changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected and losses from sales of marketable securities as a result of market volatility. Should market volatility persist or become more severe, it could continue to negatively impact results from voluntary protection operations.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $107 million for the first quarter of fiscal 2023, compared to $108 million for the same period in fiscal 2022.  Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations.  Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.

Operating and Administrative Expenses

Our voluntary protection operations operating and administrative expenses increased to $107 million for the first quarter of fiscal 2023, compared to $92 million for the same period in fiscal 2022.  The increase in operating and administrative expenses for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily attributable to higher product expenses driven by the continued growth of our voluntary protection product business as well as higher dealer back-end expenses.  Dealer back-end program expenses are incentives or expense reduction programs we offer to dealers based on certain performance criteria.

Provision for Income Taxes

We recorded a provision for income taxes of $51 million for the first quarter of fiscal 2023, compared to $267 million for the same period in fiscal 2022.  Our effective tax rate was 23 percent for the first quarter of fiscal 2023, compared to 22 percent for the same period in fiscal 2022.  The decrease in the provision for income taxes for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to the decrease in income before income taxes.  The higher effective tax rate for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily attributable to the larger impact of permanent differences between book and tax on lower income before income taxes in the current period, partially offset by a lower state effective tax rate.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended
	June 30,		Percentage
(units in thousands):	2022	2021	change
Vehicle financing volume [1]:
New retail contracts	175	192	(9)%
Used retail contracts	124	126	(2)%
Lease contracts	63	154	(59)%
Total	362	472	(23)%

TMNA subvened vehicle financing volume [2]:
New retail contracts	93	54	72%
Used retail contracts	8	6	33%
Lease contracts	36	101	(64)%
Total	137	161	(15)%

Market share of TMNA sales [3]:	53.5%	55.9%

[1]

Total financing volume was comprised of approximately 67 percent Toyota, 15 percent Lexus, 10 percent Mazda, and 8 percent non-Toyota/Lexus/Mazda for the first quarter of fiscal 2023.  Total financing volume was comprised of approximately 64 percent Toyota, 16 percent Mazda, 14 percent Lexus, and 6 percent non-Toyota/Lexus/Mazda for the first quarter of fiscal 2022.

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

Our financing volume decreased 23 percent for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, primarily due to lower new vehicles inventory levels and lower total levels of incentives and subvention.  The ongoing challenging economic conditions, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles from pre-pandemic levels.

Our market share of TMNA sales decreased approximately 2 percentage points for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, due to increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	June 30,	March 31,	Percentage
(Dollars in millions)	2022	2022	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$74,278	$72,185	3%
Dealer financing, net [1]	10,544	10,247	3%
Total finance receivables, net	84,822	82,432	3%
Investments in operating leases, net	33,703	35,455	(5)%
Net earning assets	$118,525	$117,887	1%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,118	966	16%
Dealers outside of the Toyota/Lexus/private label dealer network	393	399	(2)%
Total number of dealers receiving wholesale financing	1,511	1,365	11%

Dealer inventory outstanding (units in thousands)	73	64	14%

[1]	Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 9 percent for the first quarter of fiscal 2023, compared to the same period in fiscal 2022.  Despite higher levels of incentives and subvention, our new retail contracts have decreased due to lower vehicles inventory levels and increased competition from other financial institutions.

Our used retail contracts decreased by 2 percent for the first quarter of fiscal 2023, compared to same period in fiscal 2022, due to increased competition in the used vehicle marketplace caused by the reduction in new vehicle inventory levels.

Our retail finance receivables, net increased 3 percent at June 30, 2022 as compared to March 31, 2022 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 59 percent for the first quarter of fiscal 2023, compared to the same period in fiscal 2022, primarily due to the decrease in the availability of new vehicles and lower levels of incentive and subvention programs.  Our investments in operating leases, net, decreased 5 percent at June 30, 2022, as compared to March 31, 2022 due to lower average operating lease units outstanding, offset by higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 3 percent at June 30, 2022, as compared to March 31, 2022, primarily due to an increase in revolving credit financing as well as the new inventory financing volume we gained from the launch of our private label financial services to Bass Pro Shops on April 1, 2022.

The ongoing challenging economic conditions, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a temporary decrease in dealer new vehicle inventory levels.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended
	June 30,		Percentage
	2022	2021	change
Depreciation on operating leases (dollars in millions)	$1,409	$1,441	(2)%
Average operating lease units outstanding (in thousands)	1,219	1,342	(9)%

Depreciation expense on operating leases decreased 2 percent for the first quarter of fiscal 2023, as compared to the same period in fiscal 2022, primarily due to lower average operating lease units outstanding, partially offset by higher expectations of residual value losses.

The ongoing challenging economic conditions have resulted in a decrease in the availability of new vehicles from pre-pandemic levels.  The lower levels of new vehicle inventory and higher off-lease vehicle purchases by dealers have led to historically high levels of average used vehicle values.  Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

The following table provides information related to our origination experience:

	June 30,	March 31,	June 30,
	2022	2022	2021
Average consumer portfolio origination FICO score	742	742	740
Average retail loan origination term (months) [1]	69	69	69
[1]	Retail loan origination greater than or equal to 78 months was 10% as of June 30, 2022, 10% as of March 31, 2022, and 8% as of June 30, 2021.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2022 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	June 30,	March 31,	June 30,
	2022	2022	2021
Net charge-offs as a percentage of average finance receivables [1,5]	0.33%	0.22%	0.19%

Default frequency as a percentage of outstanding finance receivables contracts [1]	0.83%	0.72%	0.85%

Average finance receivables loss severity per unit [2]	$10,588	$9,012	$8,417

Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.49%	0.43%	0.32%
Operating leases	0.30%	0.26%	0.19%
[1]

The ratio for net charge-offs and the ratio for default frequency have been annualized using three month results for the periods ended June 30, 2022 and 2021.  Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

[2]	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
[3]	Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
[4]	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
[5]	Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity.  Our net charge-offs as a percentage of average finance receivables for the first quarter of fiscal 2023 increased to 0.33 percent from 0.19 percent for the same period in fiscal 2022.  Our average finance receivables loss severity per unit for the first quarter of fiscal 2023 increased to $10,588 from $8,417 in the first quarter of fiscal 2022.  The increase in net charge-offs and loss severity per unit were due to higher average amounts financed, a higher percentage of used vehicles financed, and higher delinquencies.  Our default frequency as a percentage of outstanding finance receivable contracts was relatively consistent at 0.83 percent for the first quarter of fiscal 2023, compared to 0.85 percent in the same period in fiscal 2022.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.49 percent at June 30, 2022, compared to 0.32 percent at June 30, 2021, and 0.43 percent at March 31, 2022.  Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.30 percent at June 30, 2022, compared to 0.19 percent at June 30, 2021, and 0.26 percent at March 31, 2022.  Our delinquencies increased at June 30, 2022, compared to June 30, 2021 and March 31, 2022 due to the ongoing challenging economic conditions.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended
	June 30,
	2022	2021
Allowance for credit losses at beginning of period	$1,272	$1,215
Charge-offs	(91)	(33)
Recoveries	15	17
Provision for credit losses	78	(3)
Allowance for credit losses at end of period [1]	$1,274	$1,196
[1]

Ending balance as of June 30, 2022 and 2021 includes allowance for credit losses related to off-balance-sheet commitments of $26 million and $49 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheet.

Our allowance for credit losses increased by $78 million from $1,196 million at June 30, 2021 to $1,274 million at June 30, 2022, due to the increase in size of our retail loan portfolio and an increase in delinquencies, partially offset by the continued improved dealer financial performance in fiscal 2023.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary material cash requirements include the acquisition of finance receivables and investment in operating leases from dealers, providing various financing to dealers, payments related to debt and swaps, operating expenses, voluntary protection contract expenses, income taxes, and dividend payments.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.3 billion to $12.2 billion with an average balance of $10.1 billion during the quarter ended June 30, 2022.  The amount of excess funds we hold may fluctuate, depending on market conditions and other factors.  We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of June 30, 2022, was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements.  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our fiscal 2022 Form 10-K for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default.  As of June 30, 2022, our exposure to foreign sovereign and non-sovereign counterparties was not significant.  Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2022 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	June 30, 2022			March 31, 2022
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,483	$17,429	1.27%	$16,896	$16,876	0.43%
U.S. medium term note ("MTN") program	46,202	46,049	1.89%	46,387	46,235	1.55%
Euro medium term note ("EMTN") program	13,183	13,115	1.55%	13,891	13,813	1.54%
Other debt	4,951	4,948	2.42%	5,368	5,364	1.28%
Total Unsecured notes and loans payable	81,819	81,541	1.73%	82,542	82,288	1.30%
Secured notes and loans payable	28,933	28,882	1.54%	26,907	26,864	1.01%
Total debt	$110,752	$110,423	1.68%	$109,449	$109,152	1.23%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2022	$16,896	$46,387	$13,891	$5,368	$82,542
Issuances	587	3,000	-	-	3,587
Maturities and terminations	-	(3,185)	(125)	(417)	(3,727)
Non-cash changes in foreign currency rates	-	-	(583)	-	(583)
Balance at June 30, 2022	$17,483	$46,202	$13,183	$4,951	$81,819
[1]	Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.9 billion to $17.9 billion during the quarter ended June 30, 2022, with an average outstanding balance of $17.2 billion.  Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.”  We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2021, the EMTN Issuers renewed the EMTN program for a one-year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €60.0 billion or the equivalent in other currencies, of which €27.8 billion was available for issuance at June 30, 2022.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2022	$26,907
Issuances	5,629
Maturities and terminations	(3,603)
Balance at June 30, 2022	$28,933

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2024.  We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  As of June 30, 2022 and March 31, 2022, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These agreements were not drawn upon and had no outstanding balances as of June 30, 2022 and March 31, 2022.  We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2023.  Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower.  We utilized $2.8 billion and $3.2 billion of this facility as of June 30, 2022 and March 31, 2022, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks.  As of June 30, 2022, TMCC had committed bank credit facilities totaling $4.6 billion of which $2.0 billion, $300 million, $2.0 billion, and $300 million mature in fiscal 2023, 2024, 2025, and 2026, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets.  These credit facilities were not drawn upon and had no outstanding balances as of June 30, 2022 and March 31, 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal 2025.  This credit facility was not drawn upon and had no outstanding balance as of June 30, 2022 and March 31, 2022.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2022 Form 10-K.

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

LIBOR TRANSITION

The publication of non-U.S. dollar LIBOR rates on a representative basis, as well as the publication of the lesser used 1-week and 2-month U.S. dollar LIBOR tenors, ceased as of the end of December 2021.  While the most commonly used U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, U.S. banking agencies issued guidance that financial institutions should cease using U.S. dollar LIBOR as a reference rate in new contracts after December 31, 2021.  We are exposed to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities.  To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we have established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs.  Our efforts under this initiative include monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.  For example, we have committed to using Secured Overnight Financing Rate (“SOFR”) linked rates in connection with various borrowing arrangements and Prime in connection with various lending arrangements and we continue to evaluate other alternatives as potential ARRs to LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

We are also continuously assessing how the expected discontinuation of LIBOR will impact accounting and financial reporting.  Refer to Part I, Item 1A. Risk Factors – “Uncertainty about the transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates could adversely impact our business and results of operations” in our fiscal 2022 Form 10-K for further discussion.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make certain estimates which affect reported financial results.  The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analyses, and management judgment.  Changes in the evaluation of these factors may have a significant impact on the consolidated financial statements.  Additionally, due to inherent uncertainties in making estimates, actual results could differ from those estimates, and those differences could be material. The critical accounting estimates that affect the consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates” in our fiscal 2022 Form 10-K.

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

Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” and Note 12 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2022 Form 10-K, as well as in Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of June 30, 2022, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

For a discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements - Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements – Litigation and Governmental Proceedings.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2022 Form 10-K.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 5, 2022	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By	/s/ Scott Cooke
Scott Cooke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)