Form 10-Q
period 2022-12-31
TOYOTA MOTOR CREDIT CORP
filed 2023-02-09
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

(469) 486-9300

(Registrant's telephone number, including area code)

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

As of January 31, 2023, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Financing revenues:
Operating lease	$1,743	$2,081	$5,460	$6,329
Retail	974	830	2,719	2,442
Dealer	139	80	332	251
Total financing revenues	2,856	2,991	8,511	9,022
Depreciation on operating leases	1,262	1,460	3,976	4,400
Interest expense	765	346	2,033	1,055
Net financing revenues	829	1,185	2,502	3,567

Voluntary protection contract revenues and insurance earned premiums	263	255	785	758
Investment and other income (loss), net	240	76	(204)	239
Net financing revenues and other revenues	1,332	1,516	3,083	4,564

Expenses:
Provision for credit losses	278	45	569	110
Operating and administrative	463	394	1,313	1,163
Voluntary protection contract expenses and insurance losses	115	96	336	303
Total expenses	856	535	2,218	1,576

Income before income taxes	476	981	865	2,988
Provision for income taxes	112	233	212	697

Net income	$364	$748	$653	$2,291

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income	$364	$748	$653	$2,291
Other comprehensive income, net of tax
Net unrealized gains (losses) on available-for-sale marketable securities [net of tax benefit (provision) of $0, $1, $14 and ($1), respectively]	3	(3)	(48)	4
Reclassification adjustment for net (gains) losses on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0, $0, $0 and $0, respectively]	-	(1)	2	(1)
Other comprehensive income (loss)	3	(4)	(46)	3
Comprehensive income	$367	$744	$607	$2,294

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	December 31,	March 31,
	2022	2022
ASSETS
Cash and cash equivalents	$6,454	$7,670
Restricted cash and cash equivalents	1,806	2,065
Investments in marketable securities	4,518	4,953
Finance receivables, net of allowance for credit losses of $1,484 and $1,246	89,294	82,432
Investments in operating leases, net	30,830	35,455
Other assets	4,728	2,466
Total assets	$137,630	$135,041

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$110,099	$109,152
Deferred income taxes	3,148	1,564
Other liabilities	5,675	6,224
Total liabilities	118,922	116,940

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2022 and March 31, 2022	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(67)	(21)
Retained earnings	17,858	17,205
Total shareholder's equity	18,708	18,101
Total liabilities and shareholder's equity	$137,630	$135,041

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	December 31,	March 31,
	2022	2022
ASSETS
Finance receivables, net	$25,758	$20,932
Investments in operating leases, net	12,565	11,886
Other assets	94	66
Total assets	$38,417	$32,884

LIABILITIES
Debt	$31,510	$26,864
Other liabilities	45	10
Total liabilities	$31,555	$26,874

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended December 31, 2022
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at September 30, 2022	$915	$2	$(70)	$17,494	$18,341

Net income	-	-	-	364	364
Other comprehensive income, net of tax	-	-	3	-	3
Balance at December 31, 2022	$915	$2	$(67)	$17,858	$18,708

	Nine months ended December 31, 2022
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2022	$915	$2	$(21)	$17,205	$18,101

Net income	-	-	-	653	653
Other comprehensive loss, net of tax	-	-	(46)	-	(46)
Balance at December 31, 2022	$915	$2	$(67)	$17,858	$18,708

	Three months ended December 31, 2021
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at September 30, 2021	$915	$2	$15	$16,213	$17,145

Net income	-	-	-	748	748
Other comprehensive loss, net of tax	-	-	(4)	-	(4)
Balance at December 31, 2021	$915	$2	$11	$16,961	$17,889

	Nine months ended December 31, 2021
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income	earnings	Total
Balance at March 31, 2021	$915	$2	$8	$14,670	$15,595

Net income	-	-	-	2,291	2,291
Other comprehensive income, net of tax	-	-	3	-	3
Balance at December 31, 2021	$915	$2	$11	$16,961	$17,889

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$653	$2,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,035	4,489
Recognition of deferred income	(1,436)	(1,841)
Provision for credit losses	569	110
Amortization of deferred costs	781	743
Foreign currency and other adjustments to the carrying value of financial instruments, net	(129)	(164)
Net losses (gains) from investments in marketable securities	508	(108)
Net change in:
Derivative assets	7	(9)
Other assets and accrued interest	(1,874)	(421)
Deferred income taxes	1,598	(462)
Derivative liabilities	(24)	(1)
Other liabilities	(513)	150
Net cash provided by operating activities	4,175	4,777

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,637)	(1,780)
Proceeds from sales of investments in marketable securities	1,458	1,284
Proceeds from maturities of investments in marketable securities	44	296
Acquisition of finance receivables	(31,566)	(30,681)
Collection of finance receivables	25,533	25,604
Net change in wholesale and certain working capital receivables	(1,571)	3,370
Acquisition of investments in operating leases	(6,981)	(12,293)
Disposals of investments in operating leases	8,396	9,435
Long term loans to affiliates	(670)	(200)
Payments on long term loans from affiliates	250	300
Net change in financing support provided to affiliates	26	-
Other, net	(62)	(39)
Net cash used in investing activities	(6,780)	(4,704)

Cash flows from financing activities:
Proceeds from issuance of debt	26,514	29,270
Payments on debt	(24,539)	(29,246)
Net change in commercial paper and other short-term financing	(892)	537
Net change in financing support provided by affiliates	47	17
Net cash provided by financing activities	1,130	578
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(1,475)	651
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	9,735	10,152
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$8,260	$10,803
Supplemental disclosures:
Interest paid, net	$1,465	$1,310
Income taxes paid, net	$1,000	$1,296

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and nine months ended December 31, 2022 and 2021 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2022, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2023 (“fiscal 2023”).

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

We elected the fair value option for certain debt securities held within one of our affiliate investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other (loss) income, net in our Consolidated Statements of Income. As of December 31, 2022 and March 31, 2022, we held AFS debt securities for which the fair value option was elected of $629 million and $674 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $81 million and $41 million as of December 31, 2022 and March 31, 2022, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other (loss) income, net in our Consolidated Statements of Income. Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other (loss) income, net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$714	$1	$(78)	$637
Foreign government and agency obligations	13	-	(2)	11
Municipal debt securities	8	1	(1)	8
Corporate debt securities	457	1	(69)	389
Mortgage-backed securities:
U.S. government agency	54	-	(4)	50
Non-agency residential	10	-	(2)	8
Non-agency commercial	84	1	(8)	77
Asset-backed securities	71	-	(8)	63
Total available-for-sale debt securities	$1,411	$4	$(172)	$1,243
Equity investments				3,275
Total investments in marketable securities				$4,518

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

For the three and nine months ended December 31, 2022, respectively, we had no non-cash investing activities related to in-kind redemptions. For the three months ended December 31, 2021, we had no non-cash investing activities related to in-kind redemptions. For the nine months ended December 31, 2021, non-cash investing activities related to in-kind redemptions and subsequent purchases amounted to $1.1 billion.

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	December 31, 2022
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$328	$(23)	$230	$(55)	$558	$(78)
Foreign government and agency obligations	3	-	8	(2)	11	(2)
Municipal debt securities	1	(1)	1	-	2	(1)
Corporate debt securities	122	(17)	254	(52)	376	(69)
Mortgage-backed securities
U.S. Government agency	24	(2)	22	(2)	46	(4)
Non-agency residential	-	-	8	(2)	8	(2)
Non-agency commercial	25	(2)	45	(6)	70	(8)
Asset-backed securities	25	(2)	37	(6)	62	(8)
Total available-for-sale debt securities	$528	$(47)	$605	$(125)	$1,133	$(172)

The aggregate unrealized losses on AFS debt securities in a continuous unrealized loss position for twelve months or longer were not significant as of March 31, 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities (Continued)

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of December 31, 2022 and March 31, 2022, management determined that credit losses did not exist for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Available-for-sale debt securities:
Unrealized gains (losses) on securities for which the fair value option was elected	$16	$(4)	$(41)	$3
Realized losses on sales	$(8)	$(1)	$(33)	$(1)

Equity investments:
Unrealized gains (losses)	$80	$26	$(415)	$84
Realized (losses) gains on sales	$(4)	$-	$(19)	$22

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2022
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$58	$57
Due after 1 year through 5 years	286	267
Due after 5 years through 10 years	458	418
Due after 10 years	390	303
Mortgage-backed and asset-backed securities [1]	219	198
Total	$1,411	$1,243

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

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2022	2022
Retail receivables [1]	$78,794	$73,152
Dealer financing	11,801	10,298
	90,595	83,450

Deferred origination costs	1,332	1,330
Deferred income	(1,149)	(1,102)
Allowance for credit losses
Retail receivables	(1,426)	(1,195)
Dealer financing	(58)	(51)
Total allowance for credit losses	(1,484)	(1,246)
Finance receivables, net	$89,294	$82,432

1 Includes securitized retail receivables of $26.0 billion and $21.2 billion as of December 31, 2022 and March 31, 2022, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $284 million and $214 million at December 31, 2022 and March 31, 2022, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2022
	2023	2022	2021	2020	2019	2018 and Prior	Total
Aging of finance receivables:
Current	$26,023	$24,645	$15,847	$6,395	$2,713	$1,266	$76,889
30-59 days past due	245	518	360	158	92	66	1,439
60-89 days past due	69	155	111	46	29	22	432
90 days or greater past due	33	82	52	22	13	15	217
Total	$26,370	$25,400	$16,370	$6,621	$2,847	$1,369	$78,977

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2022
	2022	2021	2020	2019	2018	2017 and Prior	Total
Aging of finance receivables:
Current	$32,382	$21,917	$9,624	$4,774	$2,674	$718	$72,089
30-59 days past due	275	304	153	101	63	36	932
60-89 days past due	68	82	40	25	16	11	242
90 days or greater past due	33	39	17	13	8	7	117
Total	$32,758	$22,342	$9,834	$4,913	$2,761	$772	$73,380

The amortized cost of retail loan portfolio excludes accrued interest of $240 million and $192 million at December 31, 2022 and March 31, 2022, respectively. The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2022
	2023	2022	2021	2020	2019	2018 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$3,858	$3,858
Credit Watch	-	-	-	-	-	-	30	30
At Risk	-	-	-	-	-	-	2	2
Default	-	-	-	-	-	-	-	-
Wholesale total	$-	$-	$-	$-	$-	$-	$3,890	$3,890
Real estate
Performing	$987	$1,213	$1,083	$148	$331	$1,021	$109	$4,892
Credit Watch	5	-	-	-	-	-	-	5
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Real estate total	$992	$1,213	$1,083	$148	$331	$1,021	$109	$4,897
Working Capital
Performing	$530	$383	$201	$146	$127	$120	$1,507	$3,014
Credit Watch	-	-	-	-	-	-	-	-
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Working capital total	$530	$383	$201	$146	$127	$120	$1,507	$3,014
Total	$1,522	$1,596	$1,284	$294	$458	$1,141	$5,506	$11,801

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

The amortized cost of the dealer products portfolio excludes accrued interest of $44 million and $22 million at December 31, 2022 and March 31, 2022, respectively. As of December 31, 2022 and March 31, 2022, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant, respectively.

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

The following tables summarize the aging of the amortized cost basis of our finance receivables by class:

	December 31, 2022
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,439	$432	$217	$2,088	$76,889	$78,977	$152
Wholesale	-	-	-	-	3,890	3,890	-
Real estate	-	-	-	-	4,897	4,897	-
Working capital	-	-	-	-	3,014	3,014	-
Total	$1,439	$432	$217	$2,088	$88,690	$90,778	$152

	March 31, 2022
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$932	$242	$117	$1,291	$72,089	$73,380	$65
Wholesale	-	-	-	-	2,943	2,943	-
Real estate	-	-	-	-	5,019	5,019	-
Working capital	-	-	-	-	2,336	2,336	-
Total	$932	$242	$117	$1,291	$82,387	$83,678	$65

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2022 and 2021 was not significant for each class of finance receivables. Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer. For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three. Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and nine months ended December 31, 2022 and 2021.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings. The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal. For the three and nine months ended December 31, 2022 and 2021, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended December 31, 2022
	Retail loan	Dealer products	Total

Beginning balance, October 1, 2022	$1,321	$74	$1,395
Charge-offs	(173)	-	(173)
Recoveries	13	-	13
Provision for credit losses	265	13	278
Ending balance, December 31, 2022 ¹	$1,426	$87	$1,513

	Nine months ended December 31, 2022
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2022	$1,195	$77	$1,272
Charge-offs	(370)	-	(370)
Recoveries	42	-	42
Provision for credit losses	559	10	569
Ending balance, December 31, 2022 ¹	$1,426	$87	$1,513

1 Ending balance includes $29 million of allowance for credit losses related to off-balance sheet commitments in the dealer products portfolio which is included in Other liabilities on the Consolidated Balance Sheet.

	Three months ended December 31, 2021
	Retail loan	Dealer products	Total

Beginning balance, October 1, 2021	$1,135	$89	$1,224
Charge-offs	(64)	-	(64)
Recoveries	14	-	14
Provision for credit losses	55	(10)	45
Ending balance, December 31, 2021 ¹	$1,140	$79	$1,219

	Nine months ended December 31, 2021
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2021	$1,075	$140	$1,215
Charge-offs	(152)	-	(152)
Recoveries	46	-	46
Provision for credit losses	171	(61)	110
Ending balance, December 31, 2021 ¹	$1,140	$79	$1,219

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

Finance receivables for the dealer products portfolio segment as of December 31, 2022, includes $983 million in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $203 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of December 31, 2021, includes $922 million in finance receivables that are guaranteed by TMNA, and $183 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

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

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2022	2022
Investments in operating leases [1]	$40,215	$45,728
Deferred origination (fees) and costs, net	(68)	(46)
Deferred income	(784)	(1,272)
Accumulated depreciation	(8,533)	(8,955)
Investments in operating leases, net	$30,830	$35,455

1 Includes securitized investments in operating leases of $17.1 billion and $16.2 billion as of December 31, 2022 and March 31, 2022, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2022, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	December 31, 2022		March 31, 2022
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$66,902	$2,093	$64,327	$1,425
Foreign currency swaps	129	13	1,594	55
Total	$67,031	$2,106	$65,921	$1,480

Counterparty netting		(809)		(761)
Collateral held		(1,243)		(658)
Carrying value of derivative contracts – Other assets		$54		$61

Other liabilities:
Interest rate swaps	$33,198	$779	$19,903	$822
Foreign currency swaps	7,603	1,317	8,102	717
Total	$40,801	$2,096	$28,005	$1,539

Counterparty netting		(809)		(761)
Collateral posted		(1,286)		(753)
Carrying value of derivative contracts – Other liabilities		$1		$25

As of December 31, 2022 and March 31, 2022, excess collateral and variation margin held, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets, was not significant. As of December 31, 2022 and March 31, 2022, we posted initial margin and excess collateral of $183 million and $132 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Interest expense on debt	$845	$362	$1,914	$1,134
Interest (income) expense on derivatives	(186)	23	(368)	137
Interest expense on debt and derivatives	659	385	1,546	1,271

Losses (gains) on debt denominated in foreign currencies	532	(60)	(649)	(338)
(Gains) losses on foreign currency swaps	(509)	151	947	509
Losses (gains) on U.S. dollar interest rate swaps	83	(130)	189	(387)
Total interest expense	$765	$346	$2,033	$1,055

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	December 31, 2022			March 31, 2022
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$78,958	$78,589	3.06%	$82,542	$82,288	1.30%
Secured notes and loans payable	31,557	31,510	3.23%	26,907	26,864	1.01%
Total debt	$110,515	$110,099	3.10%	$109,449	$109,152	1.23%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates. Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amounts outstanding under our commercial paper programs were $16.8 billion and $16.9 billion as of December 31, 2022 and March 31, 2022, respectively.

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

Note 7 – Debt and Credit Facilities (Continued)

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal 2024, 2026, and 2028, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of December 31, 2022 and March 31, 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2024. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.9 billion and $3.2 billion of this facility as of December 31, 2022 and March 31, 2022, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of December 31, 2022, TMCC had committed bank credit facilities totaling $4.6 billion, of which $350 million, $2.0 billion, $455 million, and $1.8 billion mature in fiscal 2023, 2024, 2025, and 2026 respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2022 and March 31, 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2025. This credit facility was not drawn upon and had no outstanding balance as of December 31, 2022 and March 31, 2022.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included on our Consolidated Balance Sheets:

	December 31, 2022
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,211	$25,758	$74	$22,644	$31
Investments in operating leases	595	12,565	20	8,866	14
Total	$1,806	$38,323	$94	$31,510	$45

	March 31, 2022
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,284	$20,932	$51	$18,562	$8
Investments in operating leases	645	11,886	15	8,302	2
Total	$1,929	$32,818	$66	$26,864	$10

Restricted Cash, including cash equivalents, shown in the previous tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the previous tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion and $1.7 billion of securities retained by TMCC at December 31, 2022 and March 31, 2022, respectively. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships. Dealers participating in this program have been determined to be VIEs. We do not consolidate the dealerships in this program as we are not the primary beneficiary and any exposure to loss is limited to the amount of the credit facility. Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net in our Consolidated Balance Sheets at December 31, 2022 and March 31, 2022 and revenues earned from these dealers for the three and nine months ended December 31, 2022 and 2021 were not significant.

We also have other lending relationships which have been determined to be VIEs, but these relationships are not consolidated as we are not the primary beneficiary. Amounts due from these lending relationships at December 31, 2022 and March 31, 2022 and revenues earned under these relationships for the three and nine months ended December 31, 2022 and 2021 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2022	2022
Commitments:
Credit facilities commitments with dealers	$3,193	$3,289
Commitments under operating lease agreements	110	119
Total commitments	3,303	3,408
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,403	$3,508

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

Lease Commitments

Our operating lease portfolio consists of real estate leases. Total operating lease expense, including payments to affiliates, was $25 million and $10 million for the first nine months and third quarter of fiscal 2023, as compared to $25 million and $8 million for the same periods in fiscal 2022. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the previous table include $78 million and $84 million for facilities leases with affiliates at December 31, 2022 and March 31, 2022, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

December 31,
Years ending March 31,	2022
2023	$5
2024	18
2025	15
2026	14
2027	13
Thereafter	45
Total	$110
Present value discount	(12)
Total operating lease liability	$98

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

December 31,
2022
ROU assets	$86
Weighted average remaining lease term (in years)	7.7
Weighted average discount rate	2.86%

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2022 and March 31, 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of December 31, 2022, we determined that it is not probable that we will be required to make any material payments in the future. As of December 31, 2022 and March 31, 2022, no amounts have been recorded under these indemnification provisions.

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

We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we also determine estimates of reasonable possibility of loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established. Based on available information and established accruals, we do not believe it is reasonably probable that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $112 million and $212 million for the three and nine months ended December 31, 2022, respectively, compared to $233 million and $697 million for the same periods in fiscal 2022. Our effective tax rate was 24 percent and 25 percent for the three and nine months ended December 31, 2022, respectively, compared to 24 percent and 23 percent for the same periods in fiscal 2022. The decrease in the provision for income taxes for the three and nine months ended December 31, 2022, compared to the same periods in fiscal 2022, was primarily due to the decrease in income before income taxes. The higher effective tax rate for the first nine months of fiscal 2023, compared to the same period in fiscal 2022, was primarily attributable to the decrease in federal plug-in vehicle credits and the increase in unrecognized state tax benefits in the current period.

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

Tax-related Contingencies

As of December 31, 2022, we remain under IRS examination for fiscal 2018 through fiscal 2023.

We periodically review our uncertain tax positions. Our assessment is based on many factors including any ongoing IRS audits. For the three months ended December 31, 2022, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of investment in marketable securities, and other deferred costs. The total deferred tax liability, net of these deferred tax assets, was $3.1 billion and $1.6 billion at December 31, 2022 and March 31, 2022, respectively. The increase in our net deferred tax liability was primarily due to the temporary difference between depreciation expense reported for financial statement and that reported for income tax purposes. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

As of December 31, 2022, there were no material changes to our related party agreements or relationships as described in our fiscal 2022 Form 10-K. The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and in our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Net financing revenues:
Manufacturer's subvention and other revenues	$300	$425	$955	$1,361
Depreciation on operating leases	$23	$(14)	$79	$(67)

Interest expense:
Credit support fees, interest and other expenses	$25	$25	$72	$76

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$39	$42	$118	$127

Investment and other income, net:
Interest and other income	$21	$1	$18	$6

Expenses:
Operating and administrative	$42	$19	$79	$62

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	December 31,	March 31,
	2022	2022
Assets:
Cash and cash equivalents
Commercial paper	$4	$100

Finance receivables, net
Accounts receivable	$57	$90
Deferred retail subvention income	$(914)	$(875)

Investments in operating leases, net
Investments in operating leases, net	$(258)	$(212)
Deferred lease subvention income	$(504)	$(923)

Other assets
Notes receivable	$1,176	$789
Other receivables, net	$96	$80

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$395	$374
Other payables, net	$452	$394
Notes payable	$55	$8

TMCC receives subvention payments from TMNA which results in a gross monthly subvention receivable. As of December 31, 2022 and March 31, 2022, the subvention receivable from TMNA was $94 million and $66 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of December 31, 2022 and March 31, 2022, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

In February 2023, the TMCC Board of Directors declared a cash dividend of approximately $2.5 billion payable to Toyota Financial Services International Corporation on or before March 31, 2023.

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

	December 31, 2022
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$633	$4	$-	$-	$637
Foreign government and agency obligations	-	11	-	-	11
Municipal debt securities	-	8	-	-	8
Corporate debt securities	-	389	-	-	389
Mortgage-backed securities:
U.S. government agency	-	50	-	-	50
Non-agency residential	-	5	3	-	8
Non-agency commercial	-	55	22	-	77
Asset-backed securities	-	53	10	-	63
Available-for-sale debt securities total	633	575	35	-	1,243
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,021
Total return bond funds	1,441	-	-	-	1,441
Equity mutual funds	813	-	-	-	813
Equity investments total	2,254	-	-	-	3,275
Investments in marketable securities total	2,887	575	35	-	4,518
Derivative assets:
Interest rate swaps	-	2,093	-	-	2,093
Foreign currency swaps	-	13	-	-	13
Counterparty netting and collateral	-	-	-	(2,052)	(2,052)
Derivative assets total	-	2,106	-	(2,052)	54
Assets at fair value	2,887	2,681	35	(2,052)	4,572
Derivative liabilities:
Interest rate swaps	-	(779)	-	-	(779)
Foreign currency swaps	-	(1,317)	-	-	(1,317)
Counterparty netting and collateral	-	-	-	2,095	2,095
Liabilities at fair value	-	(2,096)	-	2,095	(1)
Net assets at fair value	$2,887	$585	$35	$43	$4,571

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of December 31, 2022 and March 31, 2022, or Consolidated Statements of Income for the three and nine months ended December 31, 2022 and 2021.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2022 and March 31, 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	December 31, 2022
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$77,786	$-	$-	$76,370	$76,370
Wholesale	3,900	-	-	3,881	3,881
Real estate	4,889	-	-	4,827	4,827
Working capital	2,940	-	-	2,854	2,854

Financial liabilities
Unsecured notes and loans payable	$78,589	$-	$75,405	$-	$75,405
Secured notes and loans payable	31,510	-	-	30,766	30,766

	March 31, 2022
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$72,369	$-	$-	$73,385	$73,385
Wholesale	2,940	-	-	2,931	2,931
Real estate	4,985	-	-	4,961	4,961
Working capital	2,256	-	-	2,171	2,171

Financial liabilities
Unsecured notes and loans payable	$82,288	$-	$80,980	$-	$80,980
Secured notes and loans payable	$26,864	$-	$-	$26,500	$26,500

Accrued interest related to finance receivables is in Other assets in the Consolidated Balance Sheets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments. Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the previous tables, along with the finance receivables, deferred origination costs, deferred income, and allowance for credit losses. Finance receivables in the previous tables excludes related party transactions, for which the fair value approximates the carrying value, of $57 million and $90 million at December 31, 2022 and March 31, 2022, respectively. Fair values of related party finance receivables, net are classified as Level 3 within the fair value hierarchy.
For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 within the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended December 31, 2022
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,856	$-	$-	$2,856
Depreciation on operating leases	1,262	-	-	1,262
Interest expense	765	-	-	765
Net financing revenues	829	-	-	829

Voluntary protection contract revenues and insurance earned premiums	-	263	-	263
Investment and other income, net	97	143	-	240
Net financing and other revenues	926	406	-	1,332

Expenses:
Provision for credit losses	278	-	-	278
Operating and administrative expenses	345	118	-	463
Voluntary protection contract expenses and insurance losses	-	115	-	115
Total expenses	623	233	-	856

Income before income taxes	303	173	-	476
Provision for income taxes	70	42	-	112

Net income	$233	$131	$-	$364

	Nine months ended December 31, 2022
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$8,511	$-	$-	$8,511
Depreciation on operating leases	3,976	-	-	3,976
Interest expense	2,033	-	-	2,033
Net financing revenues	2,502	-	-	2,502

Voluntary protection contract revenues and insurance earned premiums	-	785	-	785
Investment and other income (loss), net	185	(389)	-	(204)
Net financing and other revenues	2,687	396	-	3,083

Expenses:
Provision for credit losses	569	-	-	569
Operating and administrative	983	330	-	1,313
Voluntary protection contract expenses and insurance losses	-	336	-	336
Total expenses	1,552	666	-	2,218

Income (loss) before income taxes	1,135	(270)	-	865
Provision (benefit) for income taxes	281	(69)	-	212

Net income (loss)	$854	$(201)	$-	$653

Total assets at December 31, 2022	$131,402	$6,352	$(124)	$137,630

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

	Three months ended December 31, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,991	$-	$-	$2,991
Depreciation on operating leases	1,460	-	-	1,460
Interest expense	346	-	-	346
Net financing revenues	1,185	-	-	1,185

Voluntary protection contract revenues and insurance earned premiums	-	255	-	255
Investment and other income, net	12	64	-	76
Net financing and other revenues	1,197	319	-	1,516

Expenses:
Provision for credit losses	45	-	-	45
Operating and administrative expenses	293	101	-	394
Voluntary protection contract expenses and insurance losses	-	96	-	96
Total expenses	338	197	-	535

Income before income taxes	859	122	-	981
Provision for income taxes	204	29	-	233

Net income	$655	$93	$-	$748

	Nine months ended December 31, 2021
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$9,022	$-	$-	$9,022
Depreciation on operating leases	4,400	-	-	4,400
Interest expense	1,055	-	-	1,055
Net financing revenues	3,567	-	-	3,567

Voluntary protection contract revenues and insurance earned premiums	-	758	-	758
Investment and other income, net	40	199	-	239
Net financing and other revenues	3,607	957	-	4,564

Expenses:
Provision for credit losses	110	-	-	110
Operating and administrative	872	291	-	1,163
Voluntary protection contract expenses and insurance losses	-	303	-	303
Total expenses	982	594	-	1,576

Income before income taxes	2,625	363	-	2,988
Provision for income taxes	610	87	-	697

Net income	$2,015	$276	$-	$2,291

Total assets at December 31, 2021	$129,511	$6,745	$(121)	$136,135

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three and nine months ended December 31, 2022 and 2021, approximately 83 percent and 82 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and nine months ended December 31, 2022 and 2021.

We had $2.5 billion and $2.7 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2021 and March 31, 2022, respectively. We recognized $198 million and $598 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three and nine months ended December 31, 2022, respectively, compared to $170 million and $545 million recognized during the same periods in fiscal 2022. As of December 31, 2022, we had unearned voluntary protection contract revenues of $2.9 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $218 million during fiscal 2023, and $2.6 billion thereafter. At December 31, 2021, we had unearned voluntary protection contract revenues of $2.6 billion associated with outstanding contracts.

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

Fiscal 2023 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2023 (“fiscal 2023”), the United States (“U.S.”) economy continued to be impacted by uncertainties related to inflationary pressures, higher interest rates, the ongoing effects of the global coronavirus and related variants (“COVID-19”) pandemic, and the conflict in Ukraine. The economic conditions, including consumer price increases and higher interest rates, have negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs. The ongoing challenging economic conditions caused by the COVID-19 pandemic and geopolitical conflicts, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles from pre-pandemic levels. The new vehicle inventory constraints have resulted in decreases in industry-wide vehicle sales and sales incentives in the U.S. for the first nine months of fiscal 2023, compared to the same period in fiscal 2022. For more information regarding the potential impact of current market conditions, refer to Part I. Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2022.

While average used vehicle values in the first nine months of fiscal 2023 remained elevated compared to pre-pandemic levels, primarily due to the new vehicle inventory constraints, there has been a decline in values in the current fiscal year. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses.

During the first nine months of fiscal 2023, the global capital markets experienced periods of heightened volatility in response to the ongoing conflict in Ukraine, increases in the inflation rate, and uncertainty regarding the path of U.S. monetary policy. U.S. benchmark interest rates and credit spreads both increased during the first nine months of the fiscal year. While we continue to maintain broad global access to both domestic and international markets, these events could lead to further disruptions in the capital markets and increases in our funding costs. Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2022	2021	2022	2021
Net income:
Finance operations [1]	$233	$655	$854	$2,015
Voluntary protection operations [1]	131	93	(201)	276
Total net income	$364	$748	$653	$2,291

1 Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $653 million and $364 million for the first nine months and third quarter of fiscal 2023, respectively, compared to $2.3 billion and $748 million for the same periods in fiscal 2022. The decrease in net income for the first nine months of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to a $978 million increase in interest expense, a $511 million decrease in total financing revenues, a $459 million increase in provision for credit losses, a $443 million decrease in investment and other income, net, and a $150 million increase in operating and administrative expense, partially offset by a $485 million decrease in provision for income taxes, and a $424 million decrease in depreciation on operating leases. The decrease in net income for the third quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to a $419 million increase in interest expense, a $233 million increase in provision for credit losses, a $135 million decrease in total financing revenues, and a $69 million increase in operating and administrative expense, partially offset by a $198 million decrease in depreciation on operating leases, a $164 million increase in investment and other income, net, and a $121 million decrease in provision for income taxes.

Our overall capital position increased $0.6 billion, bringing total shareholder’s equity to $18.7 billion at December 31, 2022 as compared to $18.1 billion at March 31, 2022. Our debt increased to $110.1 billion at December 31, 2022 from $109.2 billion at March 31, 2022. Our debt-to-equity ratio decreased to 5.9 at December 31, 2022 from 6.0 at March 31, 2022.

Finance Operations

The following table summarizes key results of our finance operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2022	2021	Change	2022	2021	change
Financing revenues:
Operating lease	$1,743	$2,081	(16)%	$5,460	$6,329	(14)%
Retail	974	830	17%	2,719	2,442	11%
Dealer	139	80	74%	332	251	32%
Total financing revenues	2,856	2,991	(5)%	8,511	9,022	(6)%
Depreciation on operating leases	1,262	1,460	(14)%	3,976	4,400	(10)%
Interest expense	765	346	121%	2,033	1,055	93%
Net financing revenues	829	1,185	(30)%	2,502	3,567	(30)%

Investment and other income, net	97	12	708%	185	40	363%
Net financing and other revenues	926	1,197	(23)%	2,687	3,607	(26)%

Expenses:
Provision for credit losses	278	45	518%	569	110	417%
Operating and administrative	345	293	18%	983	872	13%
Total expenses	623	338	84%	1,552	982	58%

Income before income taxes	303	859	(65)%	1,135	2,625	(57)%
Provision for income taxes	70	204	(66)%	281	610	(54)%

Net income from finance operations	$233	$655	(64)%	$854	$2,015	(58)%

Our finance operations reported net income of $854 million and $233 million for the first nine months and third quarter of fiscal 2023, respectively, compared to $2.0 billion and $655 million for the same periods in fiscal 2022. The decrease in net income from finance operations for the first nine months of fiscal 2023, compared to the same period in fiscal 2022 was due to a $978 million increase in interest expense, a $511 million decrease in total financing revenues, a $459 million increase in provision for credit losses, and a $111 million increase in operating and administrative expenses, partially offset by a $424 million decrease in depreciation on operating leases, a $329 million decrease in provision for income taxes, and a $145 million increase in investment and other income, net. The decrease in net income from finance operations for the third quarter of fiscal 2023, compared to the same period in fiscal 2022 was due to a $419 million increase in interest expense, a $233 million increase in provision for credit losses, a $135 million decrease in total financing revenues, and a $52 million increase in operating and administrative expenses, partially offset by a $198 million decrease in depreciation on operating leases, a $134 million decrease in provision for income taxes, and an $85 million increase in investment and other income, net.

Financing Revenues

Total financing revenues decreased 6 percent and 5 percent during the first nine months and third quarter of fiscal 2023, as compared to the same periods in fiscal 2022 due to the following:

•
Operating lease revenues decreased 14 percent and 16 percent for the first nine months and third quarter of fiscal 2023, respectively, compared to the same periods in fiscal 2022, due to lower average outstanding earning asset balances and lower yields.
•
Retail financing revenues increased 11 percent and 17 percent for the first nine months and third quarter of fiscal 2023, respectively, as compared to the same periods in fiscal 2022, due to higher average outstanding earning asset balances and higher yields.
•
Dealer financing revenues increased 32 percent and 74 percent for the first nine months and third quarter of fiscal 2023, respectively, as compared to the same periods in fiscal 2022, primarily due to higher yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 5.0 percent and 5.2 percent for the first nine months and third quarter of fiscal 2023, respectively, compared to 5.1 percent, respectively, for the same periods in fiscal 2022.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $4.0 billion and $1.3 billion for the first nine months and third quarter of fiscal 2023, compared to $4.4 billion and $1.5 billion for the same periods in fiscal 2022, primarily due to lower average operating lease units outstanding.

The ongoing challenging economic conditions have resulted in a decrease in the availability of new vehicles from pre-pandemic levels. The new vehicle inventory constraints and higher off-lease vehicle purchases by consumers and dealers have led to historically high levels of average used vehicle values. Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2022	2021	2022	2021
Interest expense on debt	$845	$362	$1,914	$1,134
Interest (income) expense on derivatives	(186)	23	(368)	137
Interest expense on debt and derivatives	659	385	1,546	1,271

Losses (gains) on debt denominated in foreign currencies	532	(60)	(649)	(338)
(Gains) losses on foreign currency swaps	(509)	151	947	509
Losses (gains) on U.S. dollar interest rate swaps	83	(130)	189	(387)
Total interest expense	$765	$346	$2,033	$1,055

During the first nine months and third quarter of fiscal 2023, total interest expense increased to $2.0 billion and $765 million, respectively, from $1.1 billion and $346 million for the same periods in fiscal 2022. The increase in total interest expense for the first nine months of fiscal 2023, compared to the same period in fiscal 2022 is primarily attributable to an increase in interest expense on debt, losses on U.S. dollar interest rate swaps, and losses on foreign currency swaps net of gains from debt denominated in foreign currencies. The increase in total interest expense for the third quarter of fiscal 2023, compared to the same period in fiscal 2022 is primarily attributable to an increase on interest expense on debt and losses on U.S. dollar interest rate swaps, partially offset by interest income on derivatives.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs. During the first nine months and third quarter of fiscal 2023, interest expense on debt and derivatives combined increased to$1.5 billion and $659 million, respectively, from $1.3 billion and $385 million for the same periods in fiscal 2022. The increase in interest expense on debt is due to an increase in weighted average interest rates. The decrease in interest expense on derivatives is primarily due to a decrease in interest expense on pay-fixed swaps, partially offset by increase in interest expense on pay-float swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments. We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first nine months and third quarter of fiscal 2023, we recorded net losses of $298 million and $23 million, respectively, compared to $171 million and $91 million, for the same periods in fiscal 2022, primarily due to increases in foreign currency swap rates across various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first nine months and third quarter of fiscal 2023, we recorded losses of $189 million and $83 million, respectively, as the impact from net interest income outweighed the impact attributable to the shifting of U.S. dollar swap rates. During the first nine months and third quarter of fiscal 2022, we recorded gains of $387 million and $130 million, respectively, primarily due to the upward shift of U.S. dollar swap rates and net interest income on our pay-fixed swaps exceeding losses on our pay-float swaps.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $185 million and $97 million for the first nine months and third quarter of fiscal 2023, respectively, compared to $40 million and $12 million for the same periods in fiscal 2022. The increase in investment and other income, net for the first nine months and third quarter of fiscal 2023, compared to the same periods in fiscal 2022, was primarily due to higher yields on our investment in marketable securities portfolio.

Provision for Credit Losses

We recorded a provision for credit losses of $569 million and $278 million for the first nine months and third quarter of fiscal 2023, respectively, compared to a provision for credit losses of $110 million and $45 million for the same periods in fiscal 2022. The economic conditions have resulted in an increase in consumer delinquencies and charge-offs as well as higher expectations of credit losses in the retail loan portfolio. These factors combined with the increase in size of our retail loan portfolio have led to an increase in the provision for credit losses for the first nine months and third quarter of fiscal 2023, compared to the same periods in fiscal 2022.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $983 million and $345 million for the first nine months and third quarter of fiscal 2023, respectively, compared to $872 million and $293 million for the same periods in fiscal 2022. The increase in operating and administrative expenses for the first nine months and third quarter of fiscal 2023, compared to the same periods in fiscal 2022, was primarily due to higher technology expenses and employee expenses.

Voluntary Protection Operations

The following table summarizes key results of our voluntary protection operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2022	2021	Change	2022	2021	change
Contracts (units in thousands)
Issued	715	677	6%	2,241	2,296	(2)%
Average in force	10,420	10,063	4%	10,241	9,866	4%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$263	$255	3%	$785	$758	4%
Investment and other income (loss), net	143	64	123%	(389)	199	(295)%
Revenues from voluntary protection operations	406	319	27%	396	957	(59)%

Expenses:
Voluntary protection contract expenses and insurance losses	115	96	20%	336	303	11%
Operating and administrative	118	101	17%	330	291	13%
Total expenses	233	197	18%	666	594	12%

Income (loss) before income taxes	173	122	42%	(270)	363	(174)%
Provision (benefit) for income taxes	42	29	45%	(69)	87	(179)%

Net income (loss) from voluntary protection operation	$131	$93	41%	$(201)	$276	(173)%

Our voluntary protection operations reported net loss of $201 million and net income of $131 million for the first nine months and third quarter of fiscal 2023, respectively, compared to net income of $276 million and $93 million for the same periods in fiscal 2022. The decrease in net income from voluntary protection operations for the first nine months of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to a $588 million decrease in investment and other income, net, and a $39 million increase in operating and administrative expenses, partially offset by a $156 million decrease in provision for income taxes. The increase in net income from voluntary protection operations for the third quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to a $79 million increase in investment and other income, net, partially offset by a $19 million increase in voluntary protection contract expenses and insurance losses, and a $17 million increase in operating and administrative expenses.

Contracts issued decreased 2 percent for the first nine months of fiscal 2023, compared to the same period in fiscal 2022, primarily due to a decrease in financing contract volumes as a result of lower new vehicles inventory levels. Contracts issued increased 6 percent for the third quarter of fiscal 2023, compared to the same period in fiscal 2022, primarily due to an increase in issuances of prepaid maintenance contracts. The average number of contracts in force increased 4 percent for the first nine months and third quarter of fiscal 2023, respectively, compared to the same periods in fiscal 2022, due to net growth in the voluntary protection portfolio compared to prior years, primarily in prepaid maintenance, vehicle services contracts, and tire and wheel contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $785 million and $263 million for the first nine months and third quarter of fiscal 2023, respectively, compared to $758 million and $255 million for the same periods in fiscal 2022. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for the first nine months and third quarter of fiscal 2023, compared to the same periods in fiscal 2022, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio from prior years.

Investment and Other (Loss) Income, Net

Our voluntary protection operations reported investment and other loss, net of $389 million and net income of $143 million for the first nine months and third quarter of fiscal 2023, respectively, compared to investment and other income, net of $199 million and $64 million for the same periods in fiscal 2022. Investment and other (loss) income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The decrease in investment and other (loss) income, net for the first nine months of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to losses from changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected and losses from sales of marketable securities as a result of market volatility. The increase in investment and other income, net for the third quarter of fiscal 2023, compared to the same period in fiscal 2022, was primarily due to gains from changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected, partially offset by losses from sales of marketable securities as a result of market volatility. In spite of recent increases, should market volatility persist or become more severe, it could continue to negatively impact results from voluntary protection operations.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $336 million and $115 million for the first nine months and third quarter of fiscal 2023, respectively, compared to $303 million and $96 million for the same periods in fiscal 2022. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses for the first nine months and third quarter of fiscal 2023, compared to the same periods in fiscal 2022, was primarily due to an increase in frequency and severity of claims in our vehicle service and prepaid maintenance contracts. These increases were partially offset by a decrease in frequency and severity of claims in guaranteed auto protection contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $330 million and $118 million for the first nine months and third quarter of fiscal 2023, respectively, compared to $291 million and $101 million for the same periods in fiscal 2022. The increase in operating and administrative expenses for the first nine months and third quarter of fiscal 2023, compared to the same periods in fiscal 2022, was primarily attributable to higher product expenses driven by the continued growth of our voluntary protection product business.

Provision for Income Taxes

We recorded a provision for income taxes of $212 million and $112 million for the first nine months and third quarter of fiscal 2023, respectively, compared to $697 million and $233 million for the same periods in fiscal 2022. Our effective tax rate was 25 percent and 24 percent for the first nine months and third quarter of fiscal 2023, compared to 23 percent and 24 percent for the same periods in fiscal 2022. The decrease in the provision for income taxes for the first nine months and third quarter of fiscal 2023, compared to the same periods in fiscal 2022, was primarily due to the decrease in income before income taxes. The higher effective tax rate for the first nine months of fiscal 2023, compared to the same period in fiscal 2022, was primarily attributable to the decrease in federal plug-in vehicle credits and the increase in unrecognized state tax benefits in the current period.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2022	2021	change	2022	2021	Change
Vehicle financing volume [1]:
New retail contracts	191	158	21%	551	523	5%
Used retail contracts	85	106	(20)%	310	355	(13)%
Lease contracts	59	72	(18)%	183	349	(48)%
Total	335	336	-%	1,044	1,227	(15)%

TMNA subvened vehicle financing volume [2]:
New retail contracts	128	63	103%	346	174	99%
Used retail contracts	14	8	75%	30	21	43%
Lease contracts	29	42	(31)%	99	207	(52)%
Total	171	113	51%	475	402	18%

Market share of TMNA sales [3]:	52.4%	54.3%		53.5%	55.1%

1
Total financing volume was comprised of approximately 69 percent Toyota, 13 percent Lexus, 11 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for the first nine months of fiscal 2023. Total financing volume was comprised of approximately 70 percent Toyota, 13 percent Mazda, 12 percent Lexus, and 5 percent non-Toyota/Lexus/Mazda for the third quarter of fiscal 2023. Total financing volume was comprised of approximately 64 percent Toyota, 15 percent Lexus, 14 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for the first nine months of fiscal 2022. Total financing volume was comprised of approximately 67 percent Toyota, 15 percent Lexus, 10 percent Mazda, and 8 percent non-Toyota/Lexus/Mazda for the third quarter of fiscal 2022.
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

Our financing volume decreased 15 percent for the first nine months of fiscal 2023, compared to the same period in fiscal 2022, primarily due to new vehicle inventory constraints and increased competition from other financial institutions, partially offset by higher levels incentives and subvention on new and used retail contracts. Our financing volume remained relatively unchanged for the third quarter of fiscal 2023, compared to the same period in fiscal 2022. The ongoing challenging economic conditions, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles from pre-pandemic levels.

Our market share of TMNA sales decreased approximately 2 percentage points for the first nine months and third quarter of fiscal 2023, respectively, compared to the same periods in fiscal 2022, due to increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	December 31,	March 31,	Percentage
(Dollars in millions)	2022	2022	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$77,551	$72,185	7%
Dealer financing, net [1]	11,743	10,247	15%
Total finance receivables, net	89,294	82,432	8%
Investments in operating leases, net	30,830	35,455	(13)%
Net earning assets	$120,124	$117,887	2%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,261	966	31%
Dealers outside of the Toyota/Lexus/private label dealer network	393	399	(2)%
Total number of dealers receiving wholesale financing	1,654	1,365	21%

1 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 5 percent and 21 percent for the first nine months and third quarter of fiscal 2023, compared to the same periods in fiscal 2022, primarily due to higher levels of incentives and subvention. Our used retail contracts decreased 13 percent and 20 percent for the first nine months and third quarter of fiscal 2023, respectively, compared to the same periods in fiscal 2022, due to increased competition in the used vehicle marketplace caused by the reduction in new vehicle inventory levels.

Our retail finance receivables, net increased 7 percent at December 31, 2022 as compared to March 31, 2022 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 48 percent and 18 percent for the first nine months and third quarter of fiscal 2023, respectively, compared to the same periods in fiscal 2022, primarily due to new vehicles inventory constraints and lower levels of incentive and subvention programs. Our investments in operating leases, net, decreased 13 percent at December 31, 2022, as compared to March 31, 2022 due to lower average operating lease units outstanding, partially offset by higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 15 percent at December 31, 2022, as compared to March 31, 2022, primarily due to an increase in wholesale and revolving credit financing as well as the new inventory financing volume we gained from the launch of our private label financial services to Bass Pro Shops in fiscal 2023.

The ongoing challenging economic conditions, including production halts and supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in lower dealer new vehicle inventory levels from pre-pandemic levels.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2022	2021	change	2022	2021	change
Depreciation on operating leases (dollars in millions)	$1,262	$1,460	(14)%	$3,976	$4,400	(10)%
Average operating lease units outstanding (in thousands)	1,109	1,308	(15)%	1,164	1,330	(12)%

Depreciation expense on operating leases decreased 10 percent and 14 percent for the first nine months and third quarter of fiscal 2023, respectively, compared to the same periods in fiscal 2022, primarily due to lower average operating lease units outstanding.

The ongoing challenging economic conditions have resulted in a decrease in the availability of new vehicles from pre-pandemic levels. The new vehicle inventory constraints and higher off-lease vehicle purchases by consumers and dealers have led to historically high levels of average used vehicle values. Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

The following table provides information related to our origination experience:

	December 31,	March 31,	December 31,
	2022	2022	2021
Average consumer portfolio origination FICO score	744	742	742
Average consumer retail loan origination term (months) [1]	69	69	69

1 Retail loan origination greater than or equal to 78 months was 10% as of December 31, 2022, 10% as of March 31, 2022, and 9% as of December 31, 2021.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2022 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	December 31,	March 31,	December 31,
	2022	2022	2021
Net charge-offs as a percentage of average finance receivables [1,5]	0.46%	0.22%	0.18%
Default frequency as a percentage of outstanding finance receivables contracts [1]	0.80%	0.72%	0.71%
Average finance receivables loss severity per unit [2]	$11,746	$9,012	$8,598
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.72%	0.43%	0.51%
Operating leases	0.47%	0.26%	0.28%

1 The ratio for net charge-offs and the ratio for default frequency have been annualized using nine month results for the periods ended December 31, 2022 and 2021. Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

2 Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.

3 Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.

4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

5 Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Our net charge-offs as a percentage of average finance receivables for the first nine months of fiscal 2023 increased to 0.46 percent from 0.18 percent for the same period in fiscal 2022. Our default frequency as a percentage of outstanding finance receivable contracts increased to 0.80 percent for the first nine months of fiscal 2023, compared to 0.71 percent in the same period in fiscal 2022. Our average finance receivables loss severity per unit for the first nine months of fiscal 2023 increased to $11,746 from $8,598 in the first nine months of fiscal 2022. The increase in net charge-offs, default frequency, and loss severity per unit were due to higher average amounts financed, a higher percentage of used vehicles financed, and higher delinquencies.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.72 percent at December 31, 2022, compared to 0.51 percent at December 31, 2021, and 0.43 percent at March 31, 2022. Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.47 percent at December 31, 2022, compared to 0.28 percent at December 31, 2021, and 0.26 percent at March 31, 2022. Our delinquencies increased at December 31, 2022, compared to December 31, 2021 and March 31, 2022 primarily due to the ongoing challenging economic conditions.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2022	2021	2022	2021
Allowance for credit losses at beginning of period	$1,395	$1,224	$1,272	$1,215
Charge-offs	(173)	(64)	(370)	(152)
Recoveries	13	14	42	46
Provision for credit losses	278	45	569	110
Allowance for credit losses at end of period [1]	$1,513	$1,219	$1,513	$1,219

1 Ending balance as of December 31, 2022 and 2021 includes allowance for credit losses related to off-balance-sheet commitments of $29 million and $34 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheet.

Our allowance for credit losses increased by $294 million from $1.2 billion at December 31, 2021 to $1.5 billion at December 31, 2022. The economic conditions have resulted in an increase in consumer delinquencies and charge-offs as well as higher expectations of credit losses in the retail loan portfolio. These factors combined with the increase in the size of our retail loan portfolio have led to an increase in the allowance for credit losses.

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

Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” and Note 12 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2022 Form 10-K, as well as in Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $5.0 billion to $11.5 billion with an average balance of $8.0 billion during the quarter ended December 31, 2022. The amount of excess funds we hold may fluctuate, depending on market conditions and other factors. We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of December 31, 2022, was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of December 31, 2022, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2022 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	December 31, 2022			March 31, 2022
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$16,948	$16,800	4.39%	$16,896	$16,876	0.43%
U.S. medium term note ("MTN") program	45,502	45,352	2.70%	46,387	46,235	1.55%
Euro medium term note ("EMTN") program	11,801	11,732	1.83%	13,891	13,813	1.54%
Other debt	4,707	4,705	4.79%	5,368	5,364	1.28%
Total Unsecured notes and loans payable	78,958	78,589	3.06%	82,542	82,288	1.30%
Secured notes and loans payable	31,557	31,510	3.23%	26,907	26,864	1.01%
Total debt	$110,515	$110,099	3.10%	$109,449	$109,152	1.23%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2022	$16,896	$46,387	$13,891	$5,368	$82,542
Issuances	52	10,350	1,089	150	11,641
Maturities and terminations	-	(11,235)	(2,853)	(811)	(14,899)
Non-cash changes in foreign currency rates	-	-	(326)	-	(326)
Balance at December 31, 2022	$16,948	$45,502	$11,801	$4,707	$78,958

1 Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $16.9 billion to $18.1 billion during the quarter ended December 31, 2022, with an average outstanding balance of $17.6 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets. In September 2022, the EMTN Issuers renewed the EMTN program for a one-year period. The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €60.0 billion or the equivalent in other currencies, of which €30.1 billion was available for issuance at December 31, 2022. The authorized amount is shared among all EMTN Issuers. The authorized aggregate principal amount under the EMTN program may be increased from time to time. Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement. Certain debt securities issued under the EMTN program are subject to negative pledge provisions. We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2022	$26,907
Issuances	15,001
Maturities and terminations	(10,351)
Balance at December 31, 2022	$31,557

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2024. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of December 31, 2022 and March 31, 2022, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal 2024, 2026, and 2028, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of December 31, 2022 and March 31, 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2024. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.9 billion and $3.2 billion of this facility as of December 31, 2022 and March 31, 2022, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of December 31, 2022, TMCC had committed bank credit facilities totaling $4.6 billion of which $350 million, $2.0 billion, $455 million, and $1.8 billion mature in fiscal 2023, 2024, 2025, and 2026, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2022 and March 31, 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal 2025. This credit facility was not drawn upon and had no outstanding balance as of December 31, 2022 and March 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of December 31, 2022, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

364 Day Credit Agreement, dated as of November 18, 2022, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

(3)

10.2

Three Year Credit Agreement, dated as of November 18, 2022, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

(4)

10.3

Five Year Credit Agreement, dated as of November 18, 2022, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

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

(3) Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 21, 2022, Commission File Number 1-9961.

(4) Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 21, 2022, Commission File Number 1-9961.

(5) Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 21, 2022, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 9, 2023	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2023	By	/s/ Scott Cooke
Scott Cooke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)