Form 10-K
period 2023-03-31
TOYOTA MOTOR CREDIT CORP
filed 2023-06-02
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2023, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2023

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

We provide a variety of finance and voluntary vehicle and payment protection products and services to authorized Toyota and Lexus dealers or dealer groups, private label dealers or dealer groups, and to a lesser extent, other domestic and import franchise dealers (collectively referred to as “dealers”) and their customers in the United States of America (the “U.S.”) and Puerto Rico. Our products and services fall primarily into the following categories:

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

In fiscal 2021, we announced the restructuring of our customer service operations to better serve our customers by relocating and streamlining the customer service operation and investing in new technology. The restructuring is substantially complete, and our field operations now include three regional experience centers (each, an "Experience Center" and together the "Experience Centers") located in Chandler, Arizona (serving the West region), Plano, Texas (serving the Central region) and Alpharetta, Georgia (serving the East region). Each respective Experience Center maintains dealer service functions and customer service functions.

The dealer service functions in the regional Experience Centers acquire retail and lease contracts from dealers, and market our voluntary protection products to dealers. The dealer lending function is centralized at the Central region Experience Center and supports the dealers by providing wholesale financing and other dealer financing activities such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.

The customer service functions in the regional experience centers support customer account servicing functions such as collections, lease terminations, and administration of both retail and lease contract customer accounts. The Central Region Experience Center also supports voluntary protection operations by providing contract and claims administrative services.

In fiscal 2022, TMCC announced, in furtherance of its private label financial services initiative for third party automotive and mobility companies, that we entered into a nonbinding letter of intent with Great American Outdoors Group LLC, the parent company of Bass Pro Shops, Cabela’s and the White River Marine Group (“Bass Pro Shops”) to provide private label financial services for Bass Pro Shop’s boats, all-terrain vehicle products, and other mobility products. The Company began to provide inventory financing for Bass Pro Shops, its affiliates, and authorized independent dealers in fiscal 2023, with additional private label services, including consumer financing and voluntary protection products and services to be added over time. We are leveraging our existing processes and personnel to originate and service the new assets, and we expect to make certain technology investments to support the Bass Pro Shops program.

Available Information

Our filings with the Securities and Exchange Commission (“SEC”) may be found by accessing the SEC website (https://www.sec.gov). A link to the SEC website and certain of our SEC filings are available free of charge on our website located at: www.toyotafinancial.com under “Investor Relations, SEC Filings”.

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

FINANCE OPERATIONS

The table below summarizes our financing revenues, net of depreciation by product.

	Years ended March 31,
	2023	2022	2021
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	31%	41%	43%
Retail	61%	54%	50%
Dealer	8%	5%	7%
Financing revenues, net of depreciation	100%	100%	100%

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

Credit analysts (working out of our Experience Centers) approve or decline all credit applications that are not auto-decisioned and may also approve an application that has been the subject of an automated decline. Failure to be automatically approved through auto-decisioning does not mean that an application does not meet our underwriting guidelines. A credit analyst decisions applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly payment obligation, which is derived from, among other things, the amount financed and the contract term. A credit analyst will verify information contained in the credit application if the application presents an elevated level of credit risk. Our proprietary scoring system assists the credit analyst in the credit review process. The credit analyst’s final credit decision is made based upon the degree of credit risk perceived by the credit analyst after assessing the strengths and weaknesses of the application.

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

Servicing

Our Experience Centers are responsible for servicing the consumer portfolio. A centralized department manages third-party vendor relationships responsible for bankruptcy administration, liquidation and post charge-off recovery activities, certain administrative activities, customer services activities and pre-charge-off collections with support from the Experience Centers.

We use an online collection and auto dialer system that prioritizes collection efforts and signals our collections personnel to make telephone contact with delinquent customers. We also use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods based on behavioral scoring models (which analyze borrowers’ payment performance, vehicle valuation and credit bureau scores to predict future payment behavior). We generally determine whether to commence repossession efforts after an account is approximately 80 days past due. Repossessed vehicles are held for sale to comply with statutory requirements and then sold at private auctions unless public auctions are required by state law. Any unpaid amounts remaining after the repossessed vehicle is sold or after taking the full balance charge-off are pursued by us to the extent practical and legally permissible. Any surplus amounts remaining after recovery fees, disposition costs, and other expenses have been paid, and after any reserve charge-backs, dealer guarantees and optional product refunds have been credited to the customer’s account, are refunded to the customers. Collections of post-sale deficiencies and full-balance charge-offs are managed by third-party vendors and the Experience Centers. We charge-off uncollectible portions of accounts when an account is deemed to be uncollectible or when the account balance becomes 120 days contractually delinquent, whichever occurs first. However, the Experience Centers will continue to collect or pursue recovery of the vehicle up to 190 days after the account is past due.

We may, in accordance with our customary servicing procedures, offer rebates or waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the consumer portfolio. In addition, we may defer a customer’s obligation to make a payment by extending the contract term. Refer to Item 1A. Risk Factors, “Industry and Business Risk”-“We face various risks related to health epidemics and other outbreaks, which have had and may continue to have material adverse effects on our business, financial condition, results of operations and cash flows”.

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

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to leased vehicles in the U.S. This arrangement was established to facilitate lease securitizations. TMCC services lease contracts acquired by the Titling Trust from Toyota, Lexus, and private label dealers. TMCC holds a beneficial interest in certain lease contracts owned by the Titling Trust, and these lease contracts are included in Investments in operating leases, net on our Consolidated Balance Sheets. Refer to Note 5 – Investments in Operating Leases, Net and Note 8 – Variable Interest Entities of the Notes to Consolidated Financial Statements for further information.

Remarketing

The lessee may purchase the leased vehicle at the contractual residual value or return the leased vehicle to the dealer. If the leased vehicle is returned to the dealer, the dealer may purchase the leased vehicle or return it to us. We are responsible for disposing of the leased vehicle if the lessee or dealer does not purchase the vehicle at lease maturity.

In order to minimize losses when vehicles are returned to us, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles. We use various channels to sell vehicles returned at lease-end or repossessed prior to lease-end, including dealer direct and auction sale platforms (“Dealer Direct”) and physical auctions.

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

Other Dealer Financing

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements. Our pricing reflects market conditions, the competitive environment, the level of support dealers provide for our retail, lease and voluntary protection products and the creditworthiness of each dealer.

Before establishing a wholesale loan or other dealer financing agreement, we perform a credit analysis of the dealer. During this analysis, we:

•
Review financial statements and we may obtain credit reports;
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

Competition

We operate in a highly competitive environment and compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, online banks, finance companies, and alternative financing sources. To a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail contracts through Toyota, Lexus, and private label dealers. We also compete with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing. No single competitor is dominant in the industry. We compete primarily through service quality, our relationship with TMNA and third-party automotive and mobility companies to whom we provide financial services, and financing rates. We seek to provide exceptional customer service and competitive financing programs to our dealers and to their customers. Our affiliation with TMNA and relationships with third-party automotive and mobility companies to whom we provide financial services offers an advantage in providing financing or leasing of Toyota, Lexus, and private label vehicles.

VOLUNTARY PROTECTION OPERATIONS

TMIS offers voluntary protection products on Toyota, Lexus, and other domestic and import vehicles that are primarily sold by dealers as part of the dealer’s sale of a vehicle. The majority of the voluntary protection products offered by TMIS are not regulated as insurance products. However, certain states require the Company’s contracts be backed by policies issued by a regulated insurance company. To satisfy the aforementioned requirement, TMIS utilizes its insurance company subsidiaries to underwrite certain risks. Vehicle service contracts offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty. Guaranteed auto protection contracts provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle. Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals. Excess wear and use contracts are available on leases and protect against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection contracts provide coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to a defect in material or workmanship, to the extent not covered by the manufacturer or the tire distributor warranties. Certain tire and wheel protection contracts also cover expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage. Key replacement protection contracts provide stand-alone coverage for expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage. Used vehicle limited warranty contracts are included with the purchase of a used vehicle and provide for the repair or replacement of certain covered components that have mechanically failed on the covered used vehicle.

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

TMNA may be obligated by applicable law, or under agreements with us, to repurchase or to reassign new vehicle inventory we financed that meets certain mileage and model year parameters. We also provide financing to certain Toyota and Lexus dealers and other third parties at the request of TMNA or private Toyota distributors, and TMNA or the applicable private distributor guarantees the payments by such borrowers.

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

Concern over climate change or other environmental matters may result in new or increased legal and regulatory requirements and new financial incentives regarding electrified vehicles intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change or other environmental concerns. In August 2022, the Inflation Reduction Act (“the Act”) was signed into law. The Act modifies climate and clean energy corporate tax provisions, including, among other things, amendments to the federal tax credit for plug-in vehicles available under current tax law. Such regulations (including laws related to greenhouse gas emitting products or services) and government incentives may require us to alter our proposed business plans, lead to increased compliance costs and changes to our operations and could have an adverse effect on our business, results of operations and financial condition.

Refer to Part 1, Item 1A. Risk Factors , "Regulatory, Legal, and Other Risks" – “The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.”

HUMAN CAPITAL

Employees

At March 31, 2023, we had approximately 3,800 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees. Depending on business needs, and as appropriate, we have implemented hybrid work models, which permit a mix of onsite and remote work arrangements for certain roles.

Culture

Our human capital objective in managing our business is to attract, retain, and fully engage talented team members who share our core values, including continuous improvement and respect for people. Toyota’s corporate culture is driven by “The Toyota Philosophy”, our roadmap of the company we want to be, which is underpinned by our mission of producing happiness for all and our vision of creating mobility for all. Our team members are actively involved in Toyota’s transformation toward becoming a mobility company. We offer a variety of training opportunities and career development resources to enhance the skills of our team members, encourage innovation, and create an attractive workplace where employees want to stay and grow. Our hybrid work schedules (offered as appropriate) are intended to provide flexibility to our team members, strengthen employee retention, and enable us to attract a broad and inclusive workforce. We encourage teamwork and collaboration and know that valuing diverse backgrounds, experiences, and perspectives is the right thing to do not only for our team members, but also for our business.

Diversity and Inclusion

We believe in equality, respect, and the inclusive treatment of all people, and we promote a workplace where all team members can play an active role. We believe that fostering a company culture that values and promotes diversity and inclusion helps us to achieve higher levels of productivity, enhances our competitiveness and ability to innovate, spurs creativity among our team members, and deepens our ability to understand and serve our customers.

We sponsor Business Partnering Groups, which are employee-driven networks based on common identities, affinities, experiences, and allyship, that allow team members to connect with each other, grow professionally, support our business goals, and help build the inclusive culture that represents the future of our company. We also offer trainings and workshops to educate team members and foster an inclusive and supportive environment.

Our Executive Diversity and Inclusion Committee endeavors to guide, endorse and support our diversity and inclusion strategic efforts. Toyota’s external Diversity Advisory Board works in partnership with our leadership to reinforce diversity and inclusion strategies and offer insight and perspective that helps Toyota cultivate a diversity and inclusion mindset across the enterprise.

Health and Safety

We recognize the health, safety, and well-being of our team members is a top priority. Actively cultivating a culture, environment, and team member experience that embraces, empowers, and respects all people - including their health, wellbeing, and safety - drives innovation and relevancy. We offer a variety of support and benefits to our team members beyond traditional healthcare, including adoption and fertility benefits, parental leave, mental and financial health services, wellness programs, and support to enable people with disabilities to fully utilize their talents.

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

Our results of operations and financial condition are affected by a variety of factors, including changes in the overall market for retail contracts, wholesale motor vehicle financing, leasing or dealer financing, the new and used vehicle market, changes in the level of sales of Toyota, Lexus, and private label vehicles, the rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition from other financiers, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, our credit ratings, the success of efforts to expand our product lines, levels of operating and administrative expenses including, but not limited to, personnel costs, technology costs and premises costs (including costs associated with reorganization or relocation), general economic conditions, inflation, consequences from changes in tax laws, and fiscal and monetary policies in the U.S., Europe and other countries in which we issue debt. Further, a significant and sustained increase in fuel prices could lead to lower new and used vehicle purchases. This could reduce the demand for retail, lease, and wholesale financing. In turn, lower used vehicle values could affect return rates, charge-offs, and depreciation on operating leases.

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

Challenging market conditions may result in less liquidity, greater volatility, widening of credit spreads and lack of price transparency in credit markets. Changes in investment markets, including changes in interest rates, exchange rates and returns from equity, property, and other investments, will affect (directly or indirectly) our financial performance.

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

Any of these developments could have an adverse effect on our results of operations and financial condition. Geopolitical conditions and other market events may also impact our results of operations. Restrictive exchange or import controls or other disruptive trade policies, disruption of operations as a result of systemic political or economic instability (including any uncertainty over the U.S. government debt ceiling), adverse changes to tax laws and regulations, social unrest, outbreak of war or expansion of hostilities (including the current conflict in Ukraine), health epidemics and other outbreaks, climate-related risk, and acts of terrorism, could lead to among other things, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, inflation, fluctuations in interest rates, weaker economic growth, and reduced business confidence on an international level, each of which could have a material adverse effect on our results of operations and financial condition.

Changes in interest rates and credit spreads may adversely affect our business, results of operations and financial condition.

U.S. benchmark interest rates and credit spreads have both increased during fiscal 2023. When interest rates are high or increasing, we generally expect to earn higher financing revenue from our new originations. However, during fiscal 2023, increasing rates have and in the future could continue to have an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers, which could, in turn, decrease our financing volumes and market share, as a result of customers and dealers seeking alternative solutions or increasing the amount of cash purchases, thereby resulting in a decline in our competitive position. On the other hand, a low or negative interest rate environment may increase our financing volumes and market share, however it could also have an adverse effect on our business, financial condition and results of operations by reducing returns on our investments in marketable securities and compressing our net interest margin. When credit spreads widen, it becomes more expensive for us to borrow. Our credit spreads may widen or narrow not only in response to events and circumstances that are specific to us but also as a result of general economic and geopolitical events and conditions. Changes in credit spreads will affect, positively or negatively, the value of our derivatives, which could result in volatility in our results of operations, financial condition, and cash flows.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota, Lexus, and private label vehicles, as well as our ability to offer competitive financing and voluntary protection products.

We primarily provide a variety of finance and voluntary protection products to authorized Toyota, Lexus, and private label dealers and their customers in the U.S. Accordingly, our business is substantially dependent upon the sale of Toyota, Lexus, and private label vehicles in the U.S. Changes in the volume of sales may result from governmental action or changes in governmental regulation or trade policies, changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, economic conditions, inflation, increased competition, increases in the price of vehicles due to increased raw material costs, changes in import fees or tariffs on raw materials or imported vehicles, changes to or withdrawals from trade agreements, currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to extreme weather conditions, natural disasters, supply chain interruptions, including shortages of parts, components or raw materials, or other events. For example, our affiliate, TMNA, and our ultimate parent, TMC, have continued to experience a decrease in new inventory resulting from production constraints due to supply shortages affecting the automotive industry and continued steady demand in the U.S. for new vehicles. Any negative impact on the volume of Toyota, Lexus, and private label vehicle sales in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

TMS is the primary distributor of Toyota and Lexus vehicles in the U.S. While TMNA conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside TMNA’s control affect the success of new or existing products and services in the marketplace. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of product mix, price, quality, styling, safety, overall value, fuel efficiency, or other attributes) and the level of availability of products and services that are desirable can exacerbate these risks. With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility (including related to climate change or other environmental issues), or other key attributes can negatively impact TMNA’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Any negative impact to TMNA’s reputation or market acceptance of its products or services could have an adverse impact on vehicle sales, which could have an adverse effect on our business, results of operations and financial condition.

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

TMNA, or other manufacturers of the vehicles we finance, periodically conducts vehicle recalls which could include temporary suspensions of sales and production of certain Toyota, Lexus, and private label vehicle models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, such events could adversely affect our business. A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles or a change in standards of regulatory bodies will have a negative impact on the level of our financing and voluntary protection products volume, earning assets, Net financing revenues and Voluntary protection contract revenues and insurance earned premiums. The credit performance of our dealer and consumer portfolios may also be adversely affected. In addition, a decline in the values of used Toyota, Lexus, and private label vehicles would have a negative effect on residual values and return rates, which, in turn, could increase depreciation expense and credit losses. Further, certain of TMCC’s affiliated entities are or may become subject to litigation and governmental investigations and have been or may become subject to fines or other penalties. These factors could affect sales of Toyota, Lexus and private label vehicles and, accordingly, could have a negative effect on our business, results of operations and financial condition.

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

In fiscal 2021, we began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”). Pursuant to the agreement with Mazda, we currently offer exclusive private label automotive retail, lease, voluntary protection products and dealer financing products and services marketed under the brands Mazda Financial Services and Mazda Protection Products to Mazda customers and dealers in the U.S. The agreement with Mazda is for an initial term of approximately five years.

In fiscal 2022, we announced that we entered into a nonbinding letter of intent with Bass Pro Shops to provide private label financial services for Bass Pro Shop’s boats, all-terrain vehicle products, and other mobility products. The Company began to provide inventory financing for Bass Pro Shops, its affiliates, and authorized independent dealers in fiscal 2023, with additional private label services, including consumer financing and voluntary protection products and services, to be added over time.

We are currently leveraging our existing processes and personnel to originate and service the new assets and we expect to make certain technology investments to support the Bass Pro Shops program; however, we will continue to evaluate the private label financial services business, which may include partnering with or transitioning the business to our affiliates, some of which are not consolidated with TMCC.

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

We face various risks related to health epidemics and other outbreaks, such as the global outbreak of coronavirus (“COVID-19”), which have led, and may in the future lead, to periodic disruption and volatility in the global capital markets and in the economies of many nations, including the United States, and which in turn, could have a material impact on our financial condition, liquidity, and results of operations. Although U.S. and global economies have begun to recover from the COVID-19 pandemic, certain adverse consequences of the pandemic, including labor shortages, disruptions of global supply chains and inflationary pressures, continue to impact the U.S. and global economies, which have continued to impact certain of our financial results during fiscal year 2023, including a decrease in financing volume due to lower dealer inventory levels, which has resulted in lower levels of subvention and incentives as well as increased competition from other financial institutions. The long-term and ultimate impacts of the social, economic, and financial disruptions caused by the COVID-19 pandemic, including negative impacts on our financial condition, liquidity and results of operations, will depend on future developments that remain uncertain, including, for example, future actions taken by governmental authorities, central banks and other parties in response to the pandemic and its adverse consequences, and the effects on our customers, dealers, and competitors.

The likelihood of future health epidemics or other outbreaks, the ultimate duration of any pandemic, and the possibility of a resurgence of the COVID-19 pandemic or similar public health issues are uncertain. A new pandemic or the resurgence of the COVID-19 pandemic may subject us to, among several other things, increased delinquencies and defaults by our customers and dealers, the reinstatement of certain payment relief options, closures of plants by TMNA, and disruption among our supply chain and with other third-party vendors.

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

Our results of operations, financial condition and cash flows may be adversely affected by market risks related to changes in interest rates, foreign currency exchange rates and market prices.

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

The transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates (“ARRs”) could adversely impact our business and results of operations.

We are exposed to LIBOR-based financial instruments, including through certain of our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities. The transition away from the use of LIBOR to alternative rates and other potential interest rate benchmark reforms is continuing. These reforms have caused and may in the future cause such rates to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted.

The publication of non-U.S. dollar LIBOR rates on a representative basis, as well as the publication of the lesser used 1-week and 2-month U.S. dollar LIBOR tenors, ceased as of the end of December 2021. The most commonly used U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023.

In June 2017, the New York Federal Reserve’s Alternative Reference Rates Committee recommended the Secured Overnight Financing Rate (“SOFR”) as an alternative to U.S. dollar LIBOR. On December 16, 2022, the Federal Reserve Board adopted the final rule that implemented The Adjustable Interest Rate (LIBOR) Act passed by Congress in March 2022 (“LIBOR Act”). The LIBOR Act identified benchmark replacement rates based on SOFR for covered derivative transactions and cash transactions where a practicable interest rate fallback method has not been established by June 30, 2023.

The composition and characteristics of SOFR are not the same as those of LIBOR. As a result, there can be no assurance that SOFR or any ARR will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. With limited operating history, it remains unknown whether SOFR will continue to evolve and what the effects of its implementation may be on the markets for financial instruments. Although the LIBOR Act and its implementing regulations include safe harbors if the Federal Reserve Board’s SOFR-based replacement rates are used, these safe harbors are untested, and we could still be exposed to risks associated with disputes and litigation with counterparties and other market participants in connection with implementing replacement rates for LIBOR.

To facilitate an orderly transition from LIBOR to ARRs, we established an initiative led by senior management, with Board and committee oversight. As a result of this initiative, we have committed to using SOFR linked rates in connection with various borrowing arrangements and Prime in connection with various lending arrangements. Nevertheless, we may continue to be subject to risk on certain outstanding instruments which rely on LIBOR. Those risks arise in connection with transitioning such instruments to a new reference rate, the taking of discretionary actions (for example, under fallback provisions) or the negotiation of fallback provisions and final amendments to existing LIBOR based agreements. If a contract or instrument is not transitioned to a new reference rate and LIBOR ceases to exist, we may experience increased interest rate risk. In addition, we may be dependent on third parties to upgrade their systems, software, and other critical functions to assist in our orderly transition from LIBOR. A failure to properly transition away from LIBOR could expose us to various financial, operational, and regulatory risks, which could have a significant impact on our financial condition and results of operations.

Refer to “LIBOR Transition” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

We rely on our own information systems and third-party information systems to manage our operations, which creates meaningful operational risk for us. Any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, employee misconduct, catastrophic events, security breaches, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, or other events could disrupt our normal operating procedures, damage our reputation and have an adverse effect on our business, results of operations and financial condition. These operational risks may be increased as a result of remote or hybrid work arrangements.

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

We could also be subjected to cyber-attacks that could result in slow performance and loss or temporary unavailability of our information systems. Information security risks have increased because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of state-sponsored actors, organized crime, perpetrators of fraud, terrorists, and others. In addition, we may have increased cyber-security risks and increased vulnerability to security breaches and other information technology disruptions as a result of increased remote or hybrid work arrangements among our colleagues. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Environmental Related Regulation

Concern over climate change or other environmental matters may result in new or increased legal and regulatory requirements and new financial incentives regarding electrified vehicles intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change or other environmental concerns. In August 2022, the Inflation Reduction Act (the "Act") was signed into law. The Act modifies climate and clean energy corporate tax provisions, including, among other things, amendments to the federal tax credit for plug-in vehicles available under current tax law. Such regulations (including laws related to greenhouse gas emitting products or services) and government incentives may require us to alter our proposed business plans, lead to increased compliance costs and changes to our operations and could have an adverse effect on our business, results of operations and financial condition.

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

Additional operations for both finance and voluntary protection products are located in three regional Experience Centers. The Central region Experience Center is co-located with our headquarters in Plano, Texas. The Western Region Experience Center is located in Chandler, Arizona. The Eastern region Experience Center is located in Alpharetta, Georgia. Our dealer lending function is centralized at the Central region Experience Center. We also have a sales and operations office in Puerto Rico. All premises are occupied under lease.

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
•
Changes in interest rates and credit spreads;
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
•
Risks related to health epidemics and other outbreaks;
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
•
Market risks including changes in interest rates and foreign currency exchange rates and market prices;
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

Our primary competitors are other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, independent voluntary protection product contract providers, online banks, finance companies, alternative financing sources and, to a lesser extent, other automobile manufacturers’ affiliated finance companies that actively seek to purchase consumer contracts through Toyota, Lexus, and private label dealers. We strive to achieve the following:

Exceptional Customer Service: Our relationship with Toyota, Lexus, and private label dealers and their customers offers us a competitive advantage. We seek to leverage this opportunity by providing exceptional service to the dealers and their customers. Through our Experience Centers, we work closely with the dealers to improve the quality of service we provide to them. We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealers and the Toyota, Lexus, and private label brands. By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships. In addition to marketing programs targeted toward customer retention, we work closely with TMNA, private label companies, and other third-party distributors to offer special retail, lease, dealer financing, and voluntary protection products. We also focus on providing a positive customer experience to existing retail, lease, and voluntary protection product customers through our Experience Centers.

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

Fiscal 2023 Operating Environment

During the fiscal year ending March 31, 2023 (“fiscal 2023”), the U.S. economy was impacted by uncertainties related to inflationary pressures, higher interest rates, banking industry disruptions, the ongoing effects of the global coronavirus and related variants (“COVID-19”) pandemic, and the conflict in Ukraine. The economic conditions, including consumer price increases and higher interest rates, have negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs. The ongoing challenging economic conditions caused by the COVID-19 pandemic and geopolitical conflicts, including production constraints due to supply shortages affecting the automotive industry, such as the ongoing shortage of semiconductor chips, and additional delays affecting the supply chain and logistics networks, have continued to limit the inventory levels of new vehicles. The new vehicle inventory constraints have resulted in decreases in industry-wide vehicle sales incentives in the U.S. in fiscal 2023, compared to fiscal 2022.

While average used vehicle values in fiscal 2023 remained elevated compared to pre-pandemic levels, primarily due to the new vehicle inventory constraints, there has been a decline in values in the current fiscal year. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses.

During fiscal 2023, the global capital markets experienced periods of heightened volatility in response to the ongoing conflict in Ukraine, increases in the inflation rate, uncertainty regarding the path of U.S. monetary policy, and instability in the global banking sector. U.S. benchmark interest rates and credit spreads both increased during fiscal 2023. While we continue to maintain broad global access to both domestic and international markets, these events could lead to further disruptions in the capital markets and increases in our funding costs. Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2023	2022	2021
Net income:
Finance operations [1]	$1,041	$2,416	$1,606
Voluntary protection operations [1]	(62)	119	411
Total net income	$979	$2,535	$2,017

1.
Refer to Note 14 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance operations and voluntary protection operations.

Fiscal 2023 Compared to Fiscal 2022

Our consolidated net income was $979 million in fiscal 2023, compared to $2.5 billion in fiscal 2022. The decrease in net income for fiscal 2023 compared to fiscal 2022 was primarily due to a $1.7 billion increase in interest expense, a $627 million decrease in total financing revenues, a $477 million increase in provision for credit losses, and a $79 million increase in operating and administrative expense, partially offset by a $724 million decrease in depreciation on operating leases, a $460 million decrease in provision for income taxes, and a $123 million increase in investment and other income, net.

Our overall capital position decreased $1.6 billion, taking into account a $2.5 billion dividend in February 2023 to TFSIC, bringing total shareholder’s equity to $16.5 billion at March 31, 2023, as compared to $18.1 billion at March 31, 2022. Our debt increased to $111.7 billion at March 31, 2023 from $109.2 billion at March 31, 2022. Our debt-to-equity ratio increased to 6.8 at March 31, 2023 from 6.0 at March 31, 2022.

Fiscal 2022 Compared to Fiscal 2021

Our consolidated net income was $2.5 billion in fiscal 2022, compared to $2.0 billion in fiscal 2021. The increase in net income for fiscal 2022 compared to fiscal 2021 was primarily due to a $901 million decrease in interest expense, a $190 million decrease in provision for credit losses, a $121 million increase in total financing revenues, an $86 million decrease in depreciation on operating leases, partially offset by a $436 million decrease in investment and other income, net, a $210 million increase in operating and administrative expense, and a $157 million increase in provision for income taxes.

Our overall capital position increased $2.5 billion, bringing total shareholder's equity to $18.1 billion at March 31, 2022, as compared to $15.6 billion at March 31, 2021. Our debt decreased to $109.2 billion at March 31, 2022 from $109.7 billion at March 31, 2021. Our debt-to-equity ratio decreased to 6.0 at March 31, 2022 from 7.0 at March 31, 2021.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
(Dollars in millions)	2023	2022	2021	2023 to 2022	2022 to 2021
Financing revenues:
Operating lease	$7,063	$8,337	$8,481	(15)%	(2)%
Retail	3,737	3,254	2,905	15%	12%
Dealer	493	329	413	50%	(20)%
Total financing revenues	11,293	11,920	11,799	(5)%	1%
Depreciation on operating leases	5,122	5,846	5,932	(12)%	(1)%
Interest expense	3,054	1,401	2,302	118%	(39)%
Net financing revenues	3,117	4,673	3,565	(33)%	31%
Investment and other income, net	314	45	93	598%	(52)%
Net financing and other revenues	3,431	4,718	3,658	(27)%	29%
Expenses:
Provision for credit losses	713	236	426	202%	(45)%
Operating and administrative	1,331	1,311	1,124	2%	17%
Total expenses	2,044	1,547	1,550	32%	0%
Income before income taxes	1,387	3,171	2,108	(56)%	50%
Provision for income taxes	346	755	502	(54)%	50%

Net income from finance operations	$1,041	$2,416	$1,606	(57)%	50%

Our finance operations reported net income of $1.0 billion and $2.4 billion during fiscal 2023 and 2022, respectively. The decrease in net income from finance operations for fiscal 2023 compared to fiscal 2022 was primarily due to a $1.7 billion increase in interest expense, a $627 million decrease in total financing revenues, and a $477 million increase in provision for credit losses, partially offset by a $724 million decrease in depreciation on operating leases, a $409 million decrease in provision for income taxes, and a $269 million increase in investment and other income, net.

Financing Revenues

Total financing revenues decreased 5 percent during fiscal 2023 compared to fiscal 2022 due to the following:

•
Operating lease revenues decreased 15 percent in fiscal 2023 as compared to fiscal 2022, due to lower average outstanding earning asset balances and lower portfolio yields.
•
Retail financing revenues increased 15 percent in fiscal 2023 as compared to fiscal 2022, due to higher average outstanding earning asset balances and higher portfolio yields.
•
Dealer financing revenues increased 50 percent in fiscal 2023 as compared to fiscal 2022, due to higher portfolio yields and higher average outstanding earning asset balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 5.1 percent for fiscal 2023, compared to 5.0 percent for fiscal 2022.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $5.1 billion during fiscal 2023 compared to $5.8 billion during fiscal 2022. The decrease is primarily due to lower average operating lease units outstanding. The ongoing challenging economic conditions have resulted in a decrease in the availability of new vehicles from pre-pandemic levels. The new vehicle inventory constraints and higher off-lease vehicle purchases by consumers and dealers have led to historically high levels of average used vehicle values. Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

	Years ended March 31,
(Dollars in millions)	2023	2022	2021
Interest expense on debt	$2,919	$1,498	$1,954
Interest (income) expense on derivatives	(569)	107	420
Interest expense on debt and derivatives	2,350	1,605	2,374

(Gains) losses on debt denominated in foreign currencies	(614)	(438)	1,402
Losses (gains) on foreign currency swaps	805	818	(1,351)
Losses (gains) on U.S. dollar interest rate swaps	513	(584)	(123)
Total interest expense	$3,054	$1,401	$2,302

During fiscal 2023, total interest expense increased to $3.1 billion from $1.4 billion in fiscal 2022. The increase in total interest expense is primarily attributable to an increase in interest expense on debt, losses on U.S. dollar interest rate swaps, partially offset by interest income on derivatives.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs. During fiscal 2023, interest expense on debt and derivatives increased to $2.4 billion from $1.6 billion in fiscal 2022. The increase in interest expense on debt is due to an increase in interest rates. The decrease in interest expense on derivatives is primarily due to a decrease in interest expense on pay-fixed swaps, partially offset by an increase in interest expense on pay-float swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments. We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During fiscal 2023 and fiscal 2022, we recorded net losses of $191 million and $380 million, respectively, primarily due to increases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During fiscal 2023, we recorded losses of $513 million, primarily due to net interest income becoming realized on our pay-fixed swaps partially offset by an upward shift of U.S. dollar swap rates resulting in gains on pay-fixed swaps exceeding losses on our pay-float swaps. During fiscal 2022, we recorded gains of $584 million, primarily due to increases in U.S. dollar swap rates and net interest income on our pay-fixed swaps exceeding losses on our pay-float swaps.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $314 million for fiscal 2023, compared to $45 million for fiscal 2022. The increase in investment and other income, net for fiscal 2023 compared to fiscal 2022 was primarily due to higher yields on our investment in marketable securities portfolio.

Provision for Credit Losses

We recorded a provision for credit losses of $713 million for fiscal 2023, compared to $236 million for fiscal 2022. The economic conditions have resulted in an increase in consumer delinquencies and charge-offs as well as higher expectations of credit losses in the retail loan portfolio. These factors combined with the increase in size of our retail loan portfolio have led to an increase in the provision for credit losses for fiscal 2023 compared to fiscal 2022.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1.3 billion for each of fiscal 2023 and fiscal 2022. During fiscal 2023, increases in technology expenses and employee expenses were offset by a decrease in general operating expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Years ended March 31,			Percentage change
	2023	2022	2021	2023 to 2022	2022 to 2021
Contracts (units in thousands)
Issued	2,998	3,020	2,604	(1)%	16%
Average in force	10,292	9,989	9,525	3%	5%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$1,053	$1,015	$956	4%	6%
Investment and other (loss) income, net	(217)	(71)	317	206%	(122)%
Revenues from voluntary protection operations	836	944	1,273	(11)%	(26)%
Expenses:
Voluntary protection contract expenses and insurance losses	470	405	369	16%	10%
Operating and administrative	445	386	363	15%	6%
Total expenses	915	791	732	16%	8%
(Loss) income before income taxes	(79)	153	541	(152)%	(72)%
(Benefit) provision for income taxes	(17)	34	130	(150)%	(74)%
Net (loss) income from voluntary protection operations	$(62)	$119	$411	(152)%	(71)%

Our voluntary protection operations reported a net loss of $62 million for fiscal 2023, compared to net income of $119 million for fiscal 2022. The decrease in net income from voluntary protection operations for fiscal 2023, compared to fiscal 2022 was due to a $146 million increase in investment and other loss, net, a $65 million increase in voluntary protection contract expenses and insurance losses, and a $59 million increase in operating and administrative expenses, partially offset by a $51 million decrease in provision for income taxes and a $38 million increase in voluntary protection contract revenues and insurance earned premiums.

Contracts issued were relatively consistent during fiscal 2023 compared to fiscal 2022. The average number of contracts in force increased 3 percent during fiscal 2023 compared to fiscal 2022, due to net growth in the voluntary protection portfolio compared to prior years, primarily in prepaid maintenance, vehicle service, and tire and wheel contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $1.1 billion for fiscal 2023 compared to $1.0 billion for fiscal 2022. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums in fiscal 2023 compared to fiscal 2022 was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio from prior years.

Investment and Other (Loss) Income, Net

Our voluntary protection operations reported investment and other loss, net of $217 million for fiscal 2023, compared to investment and other loss, net of $71 million for fiscal 2022. Investment and other (loss) income, net consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other loss, net in fiscal 2023, compared to fiscal 2022, was primarily due to higher losses from the changes in fair value on our equity investments and sales of equity and available-for-sale debt securities, partially offset by increased dividend and interest income due to higher interest rates.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $470 million for fiscal 2023, compared to $405 million for fiscal 2022. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses in fiscal 2023 compared to fiscal 2022 was primarily due to an increase in frequency of claims in our prepaid maintenance contracts, as well as an increase in frequency and severity of claims in our vehicle service and tire and wheel contracts. These increases were partially offset by a decrease in frequency and severity of claims in guaranteed auto protection contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $445 million for fiscal 2023, compared to $386 million for fiscal 2022. The increase in operating and administrative expenses in fiscal 2023 as compared to fiscal 2022 was attributable to higher general operating expenses and higher product expenses driven by the continued growth of our voluntary protection product business.

Provision for Income Taxes

We recorded a provision for income taxes of $329 million for fiscal 2023, compared to $789 million for fiscal 2022. Our effective tax rate for fiscal 2023 and fiscal 2022 was 25 percent and 24 percent, respectively. The decrease in the provision for income taxes for fiscal 2023, compared to fiscal 2022, was primarily due to a decrease in income before income taxes. The higher effective tax rate for fiscal 2023 compared to fiscal 2022 was primarily attributable to the increase in state tax provision and the decrease in federal plug-in vehicle credits in the current period.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
(units in thousands):	2023	2022	2021	2023 to 2022	2022 to 2021
Vehicle financing volume [1]:
New retail contracts	718	697	748	3%	(7)%
Used retail contracts	406	466	482	(13)%	(3)%
Lease contracts	258	423	498	(39)%	(15)%
Total	1,382	1,586	1,728	(13)%	(8)%

TMNA subvened vehicle financing volume [2]:
New retail contracts	446	253	300	76%	(16)%
Used retail contracts	48	32	61	50%	(48)%
Lease contracts	148	247	364	(40)%	(32)%
Total	642	532	725	21%	(27)%

Market share of TMNA sales [3]:	53.6%	54.9%	61.8%

1.
Total financing volume was comprised of approximately 68 percent Toyota, 13 percent Lexus, 12 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for fiscal 2023. Total financing volume was comprised of approximately 65 percent Toyota, 15 percent Lexus, 13 percent Mazda, and 7 percent non-Toyota/Lexus for fiscal 2022. Total financing volume was comprised of approximately 66 percent Toyota, 15 percent Lexus, 13 percent Mazda, and 6 percent non-Toyota/Lexus for fiscal 2021.
2.
TMNA subvened volume units are included in the total vehicle financing. Units exclude third-party subvened units.
3.
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

Our financing volume decreased 13 percent in fiscal 2023, compared to fiscal 2022, primarily due to new vehicle inventory constraints and increased competition from other financial institutions, partially offset by higher levels of total incentives and subvention on new and used retail contracts. The ongoing challenging economic conditions, including production constraints due to supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in a decrease in the availability of new vehicles from pre-pandemic levels.

Our market share of TMNA sales decreased approximately 1 percentage point for fiscal 2023, compared to the same period in fiscal 2022, due to increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	Years ended March 31,			Percentage change
(Dollars in millions)	2023	2022	2021	2023 to 2022	2022 to 2021
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$78,216	$72,185	$65,653	8%	10%
Dealer financing, net [1]	12,064	10,247	13,539	18%	(24)%
Total finance receivables, net	90,280	82,432	79,192	10%	4%
Investments in operating leases, net	29,869	35,455	37,091	(16)%	(4)%
Net earning assets	$120,149	$117,887	$116,283	2%	1%

Average original contract term in months
Lease contracts [2]	37	37	37
Retail contracts [3]	69	69	68

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,264	966	1,002	31%	(4)%
Dealers outside of the Toyota/Lexus/private label dealer network	393	399	395	(2)%	1%
Total number of dealers receiving wholesale financing	1,657	1,365	1,397	21%	(2)%

1.
Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
2.
Lease contract terms range from 24 months to 60 months.
3.
Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 3 percent during fiscal 2023 compared to fiscal 2022, primarily due to higher levels of incentives and subvention. Despite higher levels of incentives and subvention, our used retail contracts decreased 13 percent during fiscal 2023, compared to fiscal 2022, primarily due to increased competition in the used vehicle marketplace caused by the reduction in new vehicle inventory levels.

Our retail finance receivables, net increased 8 percent at March 31, 2023 as compared to March 31, 2022 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 39 percent during fiscal 2023, compared to fiscal 2022, primarily due to new vehicle inventory constraints and lower levels of incentive and subvention programs. Our investments in operating leases, net, decreased 16 percent at March 31, 2023 as compared to March 31, 2022, due to lower average operating lease units outstanding, partially offset by higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 18 percent at March 31, 2023, as compared to March 31, 2022, primarily due to an increase in wholesale and revolving credit financing as well as the new inventory financing volume we gained from the launch of our private label financial services to Bass Pro Shops in fiscal 2023.

The ongoing challenging economic conditions, including production constraints due to supply shortages affecting the automotive industry and additional delays affecting the supply chain and logistics networks, have resulted in lower dealer new vehicle inventory levels from pre-pandemic levels.

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

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred. When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group. If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income. As of March 31, 2023, 2022, and 2021 and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes scheduled maturities on our operating lease portfolio and off-lease vehicles sold at lease termination:

	Years ended March 31,			Percentage Change
(Units in thousands)	2023	2022	2021	2023 to 2022	2022 to 2021
Scheduled maturities	486	504	511	(4)%	(1)%

Vehicles sold through:
Dealer Direct program
Grounding dealer	13	34	110	(62)%	(69)%
Dealer Direct online program	1	3	31	(67)%	(90)%
Physical auction	5	7	74	(29)%	(91)%
Total vehicles sold at lease termination [1]	19	44	215	(57)%	(80)%

1.
Excludes leased vehicles purchased by lessees or dealers at contractual residual value prior to an authorized dealer securing the vehicle.

Scheduled maturities decreased 4 percent in fiscal 2023 compared to fiscal 2022, primarily due to lower operating lease units outstanding. Total vehicles sold at lease termination decreased 57 percent in fiscal 2023, compared to fiscal 2022, due to lower units being processed through the dealer direct program and physical auction. Higher average used vehicle values as well as new vehicle inventory constraints during fiscal 2023 resulted in an increase of off-lease vehicles purchased by lessees and dealers at contractual residual value prior to an authorized dealer securing the vehicle. Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing - Remarketing” for additional information on disposal of lease vehicles.

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

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years ended March 31,			Percentage Change
	2023	2022	2021	2023 to 2022	2022 to 2021
Depreciation on operating leases (dollars in millions)	$5,122	$5,846	$5,932	(12)%	(1)%
Average operating lease units outstanding (in thousands)	1,141	1,314	1,336	(13)%	(2)%

We recorded depreciation expense on operating leases of $5.1 billion for fiscal 2023, compared to $5.8 billion for fiscal 2022. The decrease is primarily due to lower average operating lease units outstanding. The ongoing challenging economic conditions have resulted in a decrease in the availability of new vehicles from pre-pandemic levels. The new vehicle inventory constraints and higher off-lease vehicle purchases by consumers and dealers have led to historically high levels of average used vehicle values. Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

The following table provides information related to our origination experience:

	Years Ended March 31,
	2023	2022	2021
Average consumer portfolio origination FICO score	744	742	744
Average consumer retail loan origination term (months) [1]	69	69	68

1.
Retail loan origination greater than or equal to 78 months was 10%, 10%, 8% as of March 31, 2023, 2022, and 2021, respectively.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	Years ended March 31,
	2023	2022	2021
Net charge-offs as a percentage of average finance receivables [1,5]	0.54%	0.22%	0.29%
Default frequency as a percentage of outstanding finance receivables contracts [1]	0.89%	0.72%	0.90%
Average finance receivables loss severity per unit [2]	$12,425	$9,012	$10,035
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.61%	0.43%	0.27%
Operating leases	0.40%	0.26%	0.20%

1.
Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.
2.
Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
3.
Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.
4.
Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
5.
Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Net charge-offs as a percentage of average finance receivables increased to 0.54 percent at March 31, 2023 from 0.22 percent at March 31, 2022 and default frequency as a percentage of outstanding finance receivables contracts increased to 0.89 percent for fiscal 2023 compared to 0.72 percent for fiscal 2022. Our average finance receivables loss severity per unit for fiscal 2023 increased to $12,425 from $9,012 in fiscal 2022. The increase in net charge-offs, default frequency, and loss severity per unit were due to higher average amounts financed, a higher percentage of used vehicles financed, and higher delinquencies.

Our aggregate balances for accounts 60 or more days past due on finance receivables increased to 0.61 percent at March 31, 2023, compared to 0.43 percent at March 31, 2022. Our aggregate balances for accounts 60 or more days past due on operating leases increased to 0.40 percent at March 31, 2023, compared to 0.26 percent at March 31, 2022. Our delinquencies increased at March 31, 2023 compared to March 31, 2022 primarily due to the ongoing challenging economic conditions.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Years ended March 31,
(Dollars in millions)	2023	2022	2021
Allowance for credit losses at beginning of period	$1,272	$1,215	$727
Adoption of ASU 2016-13 [1]	-	-	292
Charge-offs	(535)	(237)	(287)
Recoveries	63	58	57
Provision for credit losses	713	236	426
Allowance for credit losses at end of period [2]	$1,513	$1,272	$1,215

1.
Cumulative pre-tax adjustments recorded to retained earnings as of April 1, 2020.
2.
Ending balances as of March 31, 2023, 2022, and 2021 include $24 million, $26 million, and $37 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet commitments.

	Years ended March 31,
	2023	2022	2021
Allowance for credit losses as a percentage of finance receivables [1]	1.62%	1.49%	1.47%

1.
Ending balances as of March 31, 2023, 2022, and 2021 exclude $24 million, $26 million, and $37 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet commitments.

Our allowance for credit losses increased from $1.3 billion at March 31, 2022 to $1.5 billion at March 31, 2023 and the allowance for credit losses as a percentage of finance receivables increased to 1.62 percent in fiscal 2023 from 1.49 percent in fiscal 2022. The economic conditions have resulted in an increase in consumer delinquencies and charge-offs as well as higher expectations of credit losses in the retail loan portfolio. These factors combined with the increase in the size of our retail loan portfolio have led to an increase in the allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements, Obligations, and Arrangements

Our primary material cash requirements include the acquisition of finance receivables and investment in operating leases from dealers, providing various financing to dealers, payments related to debt, interest and interest rate swaps, operating expenses, voluntary protection contract expenses, income taxes, and dividend payments. In conjunction with our cash requirements, we have certain obligations to make future payments under contracts and commitments. Aggregate contractual obligations and commitments in existence at March 31, 2023, are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	2024	2025	2026	2027	2028	Thereafter	Total
Debt [1]	$49,501	$22,224	$16,694	$8,293	$8,307	$7,151	$112,170
Estimated interest payments for debt [2]	2,610	1,618	1,022	659	417	570	6,896
Premises occupied under lease	18	15	14	13	13	33	106
Purchase obligations [3]	18	1	-	-	-	-	19
Total	$52,147	$23,858	$17,730	$8,965	$8,737	$7,754	$119,191

1.
Debt reflects the remaining principal obligation. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2023. Debt excludes unamortized premium/discount and debt issuance costs of $485 million.
2.
Interest payments for debt payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2023.
3.
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

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions. Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions. We have not made any material payments in the past as a result of these provisions, and as of March 31, 2023, we determined that it is not probable that we will be required to make any material payments in the future. As of March 31, 2023 and 2022, no amounts have been recorded under these indemnification provisions.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $5.0 billion to $12.2 billion with an average balance of $9.1 billion during fiscal 2023. The amount of excess funds we hold may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with TMS, which as of March 31, 2023 had no outstanding amount and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of March 31, 2023, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	March 31, 2023			March 31, 2022
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$16,946	$16,737	5.01%	$16,896	$16,876	0.43%
U.S. medium term note ("MTN") program	45,727	45,576	3.11%	46,387	46,235	1.55%
Euro medium term note ("EMTN") program	12,104	12,022	2.10%	13,891	13,813	1.54%
Other debt	4,616	4,614	5.08%	5,368	5,364	1.28%
Total Unsecured notes and loans payable	79,393	78,949	3.48%	82,542	82,288	1.30%
Secured notes and loans payable	32,777	32,736	3.76%	26,907	26,864	1.01%
Total debt	$112,170	$111,685	3.56%	$109,449	$109,152	1.23%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2022	$16,896	$46,387	$13,891	$5,368	$82,542
Issuances	50	14,850	3,183	1,149	19,232
Maturities and terminations	-	(15,510)	(4,932)	(1,901)	(22,343)
Non-cash changes in foreign currency rates	-	-	(38)	-	(38)
Balance at March 31, 2023	$16,946	$45,727	$12,104	$4,616	$79,393
Issuances during the one month ended April 30, 2023	$3,173	$-	$-	$28	$3,201

1.
Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $16.5 billion to $18.1 billion during fiscal 2023, with an average outstanding balance of $17.4 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets. In September 2022, the EMTN Issuers renewed the EMTN program for a one-year period. The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €60.0 billion or the equivalent in other currencies. The authorized amount is shared among all EMTN Issuers. The authorized aggregate principal amount under the EMTN program may be increased from time to time. Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement. Certain debt securities issued under the EMTN program are subject to negative pledge provisions. We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2022	$26,907
Issuances	19,732
Maturities and terminations	(13,862)
Balance at March 31, 2023	$32,777
Issuances during the one month ended April 30, 2023	$1,140

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2024. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of March 31, 2023 and 2022, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of March 31, 2023 and 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2024. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.5 billion and $3.2 billion of this facility as of March 31, 2023 and 2022, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of March 31, 2023, TMCC had committed bank credit facilities totaling $4.6 billion of which $2.3 billion, $180 million, and $2.1 billion mature in fiscal 2024, 2025, and 2026, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2023 and 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal 2026. This credit facility was not drawn upon and had no outstanding balance as of March 31, 2023 and 2022.

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

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•
maintain 100 percent ownership of TFSC;
•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to approximately $75 thousand at March 31, 2023; and
•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

LIBOR TRANSITION

While the most commonly used U.S. dollar LIBOR tenors will continue to be published until June 30, 2023, U.S. banking agencies issued guidance that financial institutions should cease using U.S. dollar LIBOR as a reference rate in new contracts after December 31, 2021. We are exposed to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities. To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we have established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs. Our efforts under this initiative include monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.

We continue to make progress on our transition efforts, including transitioning various borrowing arrangements and derivative contracts to SOFR linked rates and updating various lending arrangements to Prime. We have not entered into new contracts that use LIBOR as a reference rate after December 31, 2021, and we are planning to transition our remaining exposure to ARRs prior to the June 30, 2023 LIBOR discontinuance date.

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

Nature of Estimates and Assumptions Required

The accumulated depreciation on investment in operating leases is based on assumptions of end-of-term market value of the leased vehicles and the number of vehicles that will be returned at maturity. At the inception of a lease, the residual values are estimated by examining external industry data, the anticipated Toyota, Lexus, and private label product pipeline and our own experience. Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, current and projected used vehicle values, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, buying and leasing behavior trends, and fuel prices. We review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values on a quarterly basis. To the extent the estimated end-of-term market value of a leased vehicle is lower than the contractual residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value. Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of the contractual residual values at lease inception. These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.

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

Sensitivity Analysis

At March 31, 2023, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation expense by approximately $83 million. If the forecasted end-of-term market value of a leased vehicle is less than the contractual residual value, additional depreciation expense is recorded.

At March 31, 2023, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation expense by approximately $15 million. Adjustments are made on a straight-line basis over the remaining terms of the leases and are included in Investment in operating leases, net on our Consolidated Balance Sheets and in Depreciation on operating leases in our Consolidated Statements of Income.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment. The majority of our credit losses are related to our retail loan portfolio. Holding other estimates constant, a 10 percent increase or decrease in the assumptions used to derive probability of default and loss given default would have resulted in a change in the allowance for credit losses of $143 million as of March 31, 2023.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates. The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These interest rate scenarios do not represent management’s view of future interest rate movements. In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below. In situations where existing interest rates are below one percent, the assumption of a 100-basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the “-100bp” scenario for both March 31, 2023 and 2022.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2023	$(1.8)	$2.8
March 31, 2022	$56.1	$(38.4)

Our net interest cash flow sensitivity results from the “+100bp” scenario show a slightly liability sensitive position on March 31, 2023 and slightly asset sensitive position March 31, 2022. We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement strategies to protect our net interest margins from the potential negative effects of changes in interest rates.

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

All of our derivative counterparties to which we had credit exposure at March 31, 2023 were assigned investment grade ratings by a credit rating organization. Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements permit multiple transactions to be cancelled and settled with a single net balance paid to either party in the event of default or other termination event outside the normal course of business, such as a ratings downgrade of either party to the contract. These ISDA Master Agreements also contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties. As of March 31, 2023, we have daily valuation and collateral exchange arrangements with all of our counterparties. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure. Under our ISDA Master Agreements, cash is the only permissible form of collateral. Neither we nor our counterparties are required to hold collateral in a segregated account. Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

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

The following tables summarize our investments in marketable securities distribution by credit rating as of:

	March 31, 2023
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$796	$744	$744	$-	$-	$-	$-
Foreign government and agency obligations	14	12	-	-	4	3	5
Municipal debt securities	8	8	3	4	1	-	-
Corporate debt securities	487	430	-	3	127	249	51
Mortgage-backed securities	152	140	109	8	17	-	6
Asset-backed securities	127	120	40	21	23	29	7
Total available-for-sale debt securities:	$1,584	$1,454	$896	$36	$172	$281	$69
Fixed income mutual funds		$2,712	$242	$471	$1,175	$815	$9
Total		$4,166	$1,138	$507	$1,347	$1,096	$78

	March 31, 2022
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$538	$509	$509	$-	$-	$-	$-
Foreign government and agency obligations	26	23	-	4	8	1	10
Municipal debt securities	9	10	3	6	1	-	-
Corporate debt securities	598	568	-	7	150	310	101
Mortgage-backed securities	119	116	65	16	16	-	19
Asset-backed securities	82	78	17	11	22	22	6
Total available-for-sale debt securities:	$1,372	$1,304	$594	$44	$197	$333	$136
Fixed income mutual funds		$2,713	$1,462	$218	$154	$819	$60
Total		$4,017	$2,056	$262	$351	$1,152	$196

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

The table below shows the VaR, excluding taxation impact, of our equity investment portfolio as of and for the period ending:

March 31,
(Dollars in millions)	2023
Average	$112
Minimum	$65
Maximum	$124

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended March 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Retail Loan Portfolio Allowance for Credit Losses

As described in Notes 3 and 4 to the consolidated financial statements, the Company had retail loans of $79,646 million for which an allowance for credit losses of $1,430 million was recorded as of March 31, 2023. The allowance for credit losses represents management’s estimate of expected credit losses over the expected lifetime of the loans. The loan lifetime is regarded by management as the reasonable and supportable period. Management uses statistical models to estimate lifetime expected credit losses of the retail loan portfolio by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency and other credit quality indicators such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability weighted forward looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

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

June 2, 2023

We have served as the Company’s auditor since 1983.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2023	2022	2021
Financing revenues:
Operating lease	$7,063	$8,337	$8,481
Retail	3,737	3,254	2,905
Dealer	493	329	413
Total financing revenues	11,293	11,920	11,799
Depreciation on operating leases	5,122	5,846	5,932
Interest expense	3,054	1,401	2,302
Net financing revenues	3,117	4,673	3,565

Voluntary protection contract revenues and insurance earned premiums	1,053	1,015	956
Investment and other income (loss), net	97	(26)	410
Net financing revenues and other revenues	4,267	5,662	4,931

Expenses:
Provision for credit losses	713	236	426
Operating and administrative	1,776	1,697	1,487
Voluntary protection contract expenses and insurance losses	470	405	369
Total expenses	2,959	2,338	2,282

Income before income taxes	1,308	3,324	2,649
Provision for income taxes	329	789	632

Net income	$979	$2,535	$2,017

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Years ended March 31,
	2023	2022	2021
Net income	$979	$2,535	$2,017
Other comprehensive income, net of tax
Net unrealized (losses) gains on available-for-sale marketable securities [net of tax benefit (provision) of $10, $8 and ($2), respectively]	(37)	(28)	9
Reclassification adjustment for net losses (gains) on available-for-sale marketable securities included in investment and other income, net [net of tax provision of $0, $0 and $5, respectively]	1	(1)	(16)
Other comprehensive loss	(36)	(29)	(7)
Comprehensive income	$943	$2,506	$2,010

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

	March 31,	March 31,
	2023	2022
ASSETS
Cash and cash equivalents	$6,398	$7,670
Restricted cash and cash equivalents	2,090	2,065
Investments in marketable securities	5,037	4,953
Finance receivables, net of allowance for credit losses of $1,489 and $1,246, respectively	90,280	82,432
Investments in operating leases, net	29,869	35,455
Other assets	3,921	2,466
Total assets	$137,595	$135,041

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$111,685	$109,152
Deferred income taxes	3,727	1,564
Other liabilities	5,674	6,224
Total liabilities	121,086	116,940

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2023 and 2022	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(57)	(21)
Retained earnings	15,649	17,205
Total shareholder's equity	16,509	18,101
Total liabilities and shareholder's equity	$137,595	$135,041

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	March 31,	March 31,
	2023	2022
ASSETS
Finance receivables, net	$28,764	$20,932
Investments in operating leases, net	11,063	11,886
Other assets	108	66
Total assets	$39,935	$32,884

LIABILITIES
Debt	$32,736	$26,864
Other liabilities	51	10
Total liabilities	$32,787	$26,874

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at March 31, 2020	$915	$2	$15	$13,571	$14,503

Cumulative-effect of adoption of ASU 2016-13	-	-	-	(218)	(218)
Net income	-	-	-	2,017	2,017
Other comprehensive loss, net of tax	-	-	(7)	-	(7)
Dividends	-	-	-	(700)	(700)
Balance at March 31, 2021	$915	$2	$8	$14,670	$15,595

Net income	-	-	-	2,535	2,535
Other comprehensive loss, net of tax	-	-	(29)	-	(29)
Balance at March 31, 2022	$915	$2	$(21)	$17,205	$18,101

Net income	-	-	-	979	979
Other comprehensive loss, net of tax	-	-	(36)	-	(36)
Dividends	-	-	-	(2,535)	(2,535)
Balance at March 31, 2023	$915	$2	$(57)	$15,649	$16,509

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$979	$2,535	$2,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,205	5,963	6,049
Recognition of deferred income and fees	(1,797)	(2,396)	(2,496)
Provision for credit losses	713	236	426
Amortization of deferred costs	1,029	1,019	789
Foreign currency and other adjustments to the carrying value of financial instruments, net	206	(230)	1,401
Net losses (gains) from investments in marketable securities	375	181	(149)
Net change in:
Derivative assets	10	(7)	(3)
Other assets and accrued interest	(1,040)	(465)	142
Deferred income taxes	2,173	(1,288)	(2,521)
Derivative liabilities	(8)	24	(44)
Other liabilities	(505)	652	632
Net cash provided by operating activities	7,340	6,224	6,243

Cash flows from investing activities:
Purchase of investments in marketable securities	(2,467)	(2,468)	(2,215)
Proceeds from sales of investments in marketable securities	1,902	1,769	422
Proceeds from maturities of investments in marketable securities	59	338	932
Acquisition of finance receivables	(40,932)	(41,057)	(38,702)
Collection of finance receivables	34,018	34,335	28,009
Net change in wholesale and certain working capital receivables	(1,812)	3,339	4,793
Acquisition of investments in operating leases	(9,617)	(15,064)	(16,778)
Disposals of investments in operating leases	11,001	12,510	11,821
Long term loans to affiliates	(760)	(200)	(200)
Payments on long term loans from affiliates	340	300	506
Net change in financing support provided to affiliates	(36)	(26)	-
Other, net	(83)	(71)	(79)
Net cash used in investing activities	(8,387)	(6,295)	(11,491)

Cash flows from financing activities:
Proceeds from issuance of debt	38,797	37,266	50,281
Payments on debt	(35,374)	(38,156)	(30,648)
Net change in commercial paper and other short-term financing	(1,088)	555	(9,049)
Payment on loan from affiliate	-	-	(3,000)
Net change in financing support provided by affiliates	-	(11)	(13)
Dividend paid	(2,535)	-	(700)
Net cash (used in) provided by financing activities	(200)	(346)	6,871
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(1,247)	(417)	1,623
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	9,735	10,152	8,529
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$8,488	$9,735	$10,152
Supplemental disclosures:
Interest paid, net	$2,375	$1,649	$2,445
Income taxes (received) paid, net	$(462)	$1,797	$2,463

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

We provide a variety of finance and voluntary vehicle and payment protection products and services to authorized Toyota and Lexus dealers or dealer groups, private label dealers or dealer groups, and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “dealers”) and their customers in the United States of America (the “U.S.”) and Puerto Rico. Our business is substantially dependent upon the sale of Toyota, Lexus, and private label vehicles.

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

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota, Lexus, and private label dealers. As of March 31, 2023, approximately 21 percent of retail and lease contracts were concentrated in California, 13 percent in Texas, 7 percent in New York, and 5 percent in New Jersey. Our voluntary protection operations are located in the U.S. As of March 31, 2023, approximately 25 percent of voluntary protection contracts were concentrated in California, 6 percent in New York, and 5 percent in Maryland. Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies (Continued)

Other Matters

In fiscal 2021, we announced the restructuring of our customer service operations to better serve our customers by relocating and streamlining the customer service operation and investing in new technology. The restructuring is substantially complete, and our field operations now include three regional Experience Centers located in Chandler, Arizona (serving the West region), Plano, Texas (serving the Central region) and Alpharetta, Georgia (serving the East region).

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

Accounting Guidance Issued But Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02, Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for Troubled Debt Restructurings by creditors that have adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, while enhancing disclosure requirements for certain loan refinancing and restructurings made to borrowers experiencing financial difficulty. Additionally, the ASU adds the requirement to disclose current period gross write-offs by year of origination for financing receivables. This ASU is effective for us on April 1, 2023. The adoption of this guidance will not have a material impact on our consolidated financial statements and related disclosures.

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

We classify all of our debt securities as available-for-sale (“AFS”). Except when the fair value option is elected, AFS debt securities are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (“AOCI”), net of applicable taxes. Interest income is recognized on an accrual basis and determined using the effective interest method. Realized gains and losses from sales of AFS debt securities are determined using the specific identification method or first in first out method. Dividend income, interest income, and realized gains and losses from the sales of AFS debt securities are included in Investment and other (loss) income, net in our Consolidated Statements of Income.

We elected the fair value option for certain debt securities held within one of our affiliate investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other (loss) income, net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment. As of March 31, 2023 and 2022, we held AFS debt securities for which the fair value option was elected of $770 million and $674 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $57 million and $41 million as of March 31, 2023 and 2022, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Investments in marketable securities consisted of the following:

	March 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$796	$7	$(59)	$744
Foreign government and agency obligations	14	-	(2)	12
Municipal debt securities	8	1	(1)	8
Corporate debt securities	487	2	(59)	430
Mortgage-backed securities:
U.S. government agency	76	-	(3)	73
Non-agency residential	10	-	(1)	9
Non-agency commercial	66	-	(8)	58
Asset-backed securities	127	-	(7)	120
Total available-for-sale debt securities	$1,584	$10	$(140)	$1,454
Equity investments				3,583
Total investments in marketable securities				$5,037

	March 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$538	$-	$(29)	$509
Foreign government and agency obligations	26	-	(3)	23
Municipal debt securities	9	1	-	10
Corporate debt securities	598	4	(34)	568
Mortgage-backed securities:
U.S. government agency	20	-	-	20
Non-agency residential	11	-	(1)	10
Non-agency commercial	88	1	(3)	86
Asset-backed securities	82	-	(4)	78
Total available-for-sale debt securities	$1,372	$6	$(74)	$1,304
Equity investments				3,649
Total investments in marketable securities				$4,953

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

We had no non-cash investing activities related to in-kind redemption in fiscal 2023. Non-cash investing activities related to in-kind redemptions and subsequent purchases amounted to $1.1 billion in fiscal 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$90	$(3)	$304	$(56)	$394	$(59)
Foreign government and agency obligations	-	-	11	(2)	11	(2)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	46	(2)	352	(57)	398	(59)
Mortgage-backed securities
U.S. Government agency	38	(1)	17	(2)	55	(3)
Non-agency residential	-	-	8	(1)	8	(1)
Non-agency commercial	-	-	57	(8)	57	(8)
Asset-backed securities	47	(1)	59	(6)	106	(7)
Total available-for-sale debt securities	$221	$(7)	$810	$(133)	$1,031	$(140)

The aggregate unrealized losses on AFS debt securities in a continuous unrealized loss position for twelve months or longer were not significant as of March 31, 2022.

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of March 31, 2023 and 2022, management determined that credit losses did not exist for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Years ended March 31,
	2023	2022	2021
Available-for-sale debt securities:
Unrealized losses on securities for which the fair value option was elected [1]	$(17)	$(41)
Realized (losses) gains on sales	$(38)	$(4)	$20

Equity investments:
Unrealized (losses) gains	$(297)	$(158)	$114
Realized (losses) gains on sales	$(23)	$22	$15
1.
Starting in fiscal 2022, we elected the fair value option for certain debt securities.

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

	March 31, 2023
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$71	$69
Due after 1 year through 5 years	323	305
Due after 5 years through 10 years	495	473
Due after 10 years	416	347
Mortgage-backed and asset-backed securities [1]	279	260
Total	$1,584	$1,454
1.
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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2023 and 2022, all finance receivables were classified as held-for-investment.

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

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2023	2022
Retail receivables [1]	$79,515	$73,152
Dealer financing	12,123	10,298
	91,638	83,450

Deferred origination costs	1,315	1,330
Deferred income	(1,184)	(1,102)
Allowance for credit losses
Retail receivables	(1,430)	(1,195)
Dealer financing	(59)	(51)
Total allowance for credit losses	(1,489)	(1,246)
Finance receivables, net	$90,280	$82,432

1.
Includes securitized retail receivables of $29.0 billion and $21.2 billion as of March 31, 2023 and 2022, respectively.

Accrued interest related to finance receivables are presented within Other assets on the Consolidated Balance Sheet and was $284 million and $214 million at March 31, 2023 and 2022, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Total
Aging of finance receivables:
Current	$32,377	$22,585	$14,278	$5,555	$2,178	$846	$77,819
30-59 days past due	306	439	285	125	71	44	1,270
60-89 days past due	90	135	82	35	21	15	378
90 days or greater past due	47	63	33	16	9	11	179
Total	$32,820	$23,222	$14,678	$5,731	$2,279	$916	$79,646

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2022
	2022	2021	2020	2019	2018	2017 and Prior	Total
Aging of finance receivables:
Current	$32,382	$21,917	$9,624	$4,774	$2,674	$718	$72,089
30-59 days past due	275	304	153	101	63	36	932
60-89 days past due	68	82	40	25	16	11	242
90 days or greater past due	33	39	17	13	8	7	117
Total	$32,758	$22,342	$9,834	$4,913	$2,761	$772	$73,380

The amortized cost of retail loan portfolio excludes accrued interest of $235 million and $192 million at March 31, 2023 and 2022, respectively. The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 3 – Finance Receivables, Net (Continued)

Dealer Products Portfolio Segment

The dealer products portfolio segment consists of three classes of finance receivables: wholesale, real estate, and working capital (includes both working capital and revolving lines of credit). All loans outstanding for an individual dealer or dealer group, which includes affiliated entities, are aggregated and evaluated collectively by dealer or dealer group. This reflects the interconnected nature of financing provided to our individual dealer and dealer group customers, and their affiliated entities.

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
At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors; and
•
Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$3,859	$3,859
Credit Watch	-	-	-	-	-	-	54	54
At Risk	-	-	-	-	-	-	51	51
Default	-	-	-	-	-	-	-	-
Wholesale total	$-	$-	$-	$-	$-	$-	$3,964	$3,964
Real estate
Performing	$1,378	$1,024	$1,057	$133	$300	$850	$209	$4,951
Credit Watch	5	-	2	-	-	-	-	7
At Risk	8	7	-	-	-	2	-	17
Default	-	-	-	-	-	-	-	-
Real estate total	$1,391	$1,031	$1,059	$133	$300	$852	$209	$4,975
Working Capital
Performing	$789	$317	$182	$131	$124	$88	$1,552	$3,183
Credit Watch	-	-	-	-	-	-	-	-
At Risk	-	1	-	-	-	-	-	1
Default	-	-	-	-	-	-	-	-
Working capital total	$789	$318	$182	$131	$124	$88	$1,552	$3,184
Total	$2,180	$1,349	$1,241	$264	$424	$940	$5,725	$12,123

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

The amortized cost of the dealer products portfolio excludes accrued interest of $49 million and $22 million at March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was insignificant, respectively.

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

The following tables presents the aging of the amortized cost basis of our finance receivables by class:

	March 31, 2023
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,270	$378	$179	$1,827	$77,819	$79,646	$111
Wholesale	-	-	-	-	3,964	3,964	-
Real estate	-	-	-	-	4,975	4,975	-
Working capital	-	-	-	-	3,184	3,184	-
Total	$1,270	$378	$179	$1,827	$89,942	$91,769	$111

	March 31, 2022
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$932	$242	$117	$1,291	$72,089	$73,380	$65
Wholesale	-	-	-	-	2,943	2,943	-
Real estate	-	-	-	-	5,019	5,019	-
Working capital	-	-	-	-	2,336	2,336	-
Total	$932	$242	$117	$1,291	$82,387	$83,678	$65

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

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2023 and 2022 was not significant for each class of finance receivables. Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer. For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three. Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2023 and 2022.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings. The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal. For fiscal 2023 and 2022, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

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
•
Dealer Products Portfolio Segment – The dealer products portfolio segment consists of wholesale financing, real estate loans, working capital loans, and revolving lines of credit to dealers in the U.S. and Puerto Rico. Wholesale financing is primarily collateralized by new or used vehicle inventory with the outstanding balance fluctuating based on the level of inventory. Working capital loans and revolving lines of credit are granted for working capital purposes and are secured by dealership assets. Real estate loans are collateralized by the underlying real estate, are underwritten primarily on a loan-to-value basis and are typically for a fixed term. Based on the risk characteristics associated with the underlying finance receivables, the dealer products portfolio segment consists of three classes of finance receivables: wholesale, working capital (includes both working capital and revolving lines of credit), and real estate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Allowance for Credit Losses (Continued)

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Year ended March 31, 2023
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2022	$1,195	$77	$1,272
Charge-offs	(535)	-	(535)
Recoveries	63	-	63
Provision for credit losses	707	6	713
Ending balance, March 31, 2023 ¹	$1,430	$83	$1,513

1 Ending balance includes $24 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet commitments in the dealer products portfolio.

	Year ended March 31, 2022
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2021	$1,075	$140	$1,215
Charge-offs	(237)	-	(237)
Recoveries	58	-	58
Provision for credit losses	299	(63)	236
Ending balance, March 31, 2022 ¹	$1,195	$77	$1,272

1 Ending balance includes $26 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet commitments in the dealer products portfolio.

Finance receivables for the dealer products portfolio segment as of March 31, 2023 includes $1.0 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $199 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of March 31, 2022 includes $929 million in finance receivables that are guaranteed by TMNA, and $187 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

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

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred. When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group. If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income. As of March 31, 2023 and 2022, there was no impairment in our investment in operating leases portfolio.

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

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2023	2022
Investments in operating leases [1]	$38,811	$45,682
Deferred income	(694)	(1,272)
Accumulated depreciation	(8,248)	(8,955)
Investments in operating leases, net	$29,869	$35,455
1.
Includes securitized investments in operating leases of $15.3 billion and $16.2 billion as of March 31, 2023 and 2022, respectively.

The following table presents future minimum lease payments due to us as lessor under investments in operating leases after March 31, 2023:

Years ending March 31,	Future minimum lease payments on operating leases
2024	$4,755
2025	2,439
2026	821
2027	57
2028	5
Thereafter	-
Total	$8,077

A portion of our operating lease contracts has historically terminated prior to maturity. Future minimum lease payments shown above should not be considered indicative of future cash collections.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2023, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	March 31, 2023		March 31, 2022
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$56,799	$1,888	$64,327	$1,425
Foreign currency swaps	1,237	49	1,594	55
Total	$58,036	$1,937	$65,921	$1,480

Counterparty netting		(659)		(761)
Collateral held		(1,227)		(658)
Carrying value of derivative contracts – Other assets		$51		$61

Other liabilities:
Interest rate swaps	$46,082	$468	$19,903	$822
Foreign currency swaps	6,447	1,002	8,102	717
Total	$52,529	$1,470	$28,005	$1,539

Counterparty netting		(659)		(761)
Collateral posted		(794)		(753)
Carrying value of derivative contracts – Other liabilities		$17		$25

As of March 31, 2023 and 2022, we held excess collateral and variation margin of $23 million and $2 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. As of March 31, 2023 and 2022, we posted initial margin, excess collateral, and variation margin of $265 million and $132 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years Ended March 31,
	2023	2022	2021
Interest expense on debt	$2,919	$1,498	$1,954
Interest (income) expense on derivatives	(569)	107	420
Interest expense on debt and derivatives	2,350	1,605	2,374

(Gains) losses on debt denominated in foreign currencies	(614)	(438)	1,402
Losses (gains) on foreign currency swaps	805	818	(1,351)
Losses (gains) on U.S. dollar interest rate swaps	513	(584)	(123)
Total interest expense	$3,054	$1,401	$2,302

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	March 31, 2023			March 31, 2022
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$79,393	$78,949	3.48%	$82,542	$82,288	1.30%
Secured notes and loans payable	32,777	32,736	3.76%	26,907	26,864	1.01%
Total debt	$112,170	$111,685	3.56%	$109,449	$109,152	1.23%

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

Future
Years ending March 31,	debt maturities
2024	$49,501
2025	22,224
2026	16,694
2027	8,293
2028	8,307
Thereafter [1]	7,151
Unamortized premiums, discounts and debt issuance costs	(485)
Total debt	$111,685
1.
Unsecured and secured notes and loans payable mature on various dates through fiscal 2049.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amounts outstanding under our commercial paper programs were $16.7 billion and $16.9 billion as of March 31, 2023 and 2022, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of March 31, 2023 and 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2024. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.5 billion and $3.2 billion of this facility as of March 31, 2023 and 2022, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of March 31, 2023, TMCC had committed bank credit facilities totaling $4.6 billion, of which $2.3 billion, $180 million, and $2.1 billion mature in fiscal 2024, 2025, and 2026, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2023 and 2022. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales, U.S.A., Inc. (“TMS”), expiring in fiscal 2026. This credit facility was not drawn upon and had no outstanding balance as of March 31, 2023 and 2022.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that were included on our Consolidated Balance Sheets:

	March 31, 2023
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,434	$28,764	$85	$25,155	$41
Investments in operating leases	656	11,063	23	7,581	10
Total	$2,090	$39,827	$108	$32,736	$51

	March 31, 2022
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,284	$20,932	$51	$18,562	$8
Investments in operating leases	645	11,886	15	8,302	2
Total	$1,929	$32,818	$66	$26,864	$10

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Variable Interest Entities (Continued)

Restricted cash, including restricted cash equivalents, shown in the previous tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the previous tables are presented net of deferred fees and costs, deferred income, accumulated depreciation, and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.5 billion and $1.7 billion of securities retained by TMCC at March 31, 2023 and 2022, respectively. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships. Dealers participating in this program have been determined to be VIEs. We do not consolidate the dealerships in this program as we are not the primary beneficiary. Any exposure to loss is limited to the amount of the credit facility. Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net on our Consolidated Balance Sheets at March 31, 2023 and 2022, and revenues earned from these dealers during fiscal 2023, 2022, and 2021 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2023	2022
Commitments:
Credit facilities commitments with dealers	$3,153	$3,289
Commitments under operating lease agreements	106	119
Total commitments	3,259	3,408
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,359	$3,508

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements. Our pricing reflects market conditions, the competitive environment, the level of support dealers provide for our retail, lease and voluntary protection business and the creditworthiness of each dealer. Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses. In addition to the total commitments and guarantees in the previous table, we have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions.

Lease Commitments

Our operating lease portfolio consists of real estate leases. Total operating lease expense, including payments to affiliates, was $32 million for fiscal 2023, $32 million for fiscal 2022, and $36 million for fiscal 2021. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the previous table include $76 million and $84 million for facilities leases with affiliates at March 31, 2023 and 2022, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

March 31,
Years ending March 31,	2023
2024	$18
2025	15
2026	14
2027	13
2028	13
Thereafter	33
Total	$106
Present value discount	(11)
Total operating lease liability	$95

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

March 31,
2023
ROU assets	$83
Weighted average remaining lease term (in years)	7.6
Weighted average discount rate	2.86%

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028- $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2023 and 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of March 31, 2023, we determined that it is not probable that we will be required to make any material payments in the future. As of March 31, 2023 and 2022, no amounts have been recorded under these indemnification provisions.

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were not significant for fiscal 2023, 2022, and 2021.

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

TMCC employer contributions to the savings plan were not significant for fiscal 2023, 2022, and 2021.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain medical care and life insurance benefits to eligible retired employees. Generally, in order to be eligible for these benefits, the employee must be age 55 or older with 10 or more years of service.

Other post-retirement benefit costs allocated to TMCC were not significant for fiscal 2023, 2022, and 2021.

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

The provision for income taxes consisted of the following:

	Years ended March 31,
	2023	2022	2021
Current
Federal	$(1,859)	$1,774	$2,756
State	(1)	281	386
Foreign	16	22	11
Total	(1,844)	2,077	3,153

Deferred
Federal	2,100	(1,166)	(2,243)
State	78	(123)	(276)
Foreign	(5)	1	(2)
Total	2,173	(1,288)	(2,521)
Provision for income taxes	$329	$789	$632

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2023	2022	2021
Provision for income taxes at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes (net of federal tax benefit)	4.2%	3.7%	3.9%
Changes in unrecognized tax benefits	1.3%	-	-
Federal tax credits [1]	(1.0)%	(1.0)%	(0.5)%
Other, net	(0.3)%	-	(0.5)%
Effective tax rate	25.2%	23.7%	23.9%

1.
The amounts in Federal tax credits include tax benefits from foreign tax credits, plug-in vehicle credits, and research and development credits for fiscal 2023, 2022, and 2021. The amounts in Federal tax credits also include credits for qualified commercial clean vehicles for fiscal 2023 and alternative fuel vehicle credits for fiscal 2022 and 2021.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2023	2022
Liabilities:
Lease transactions	$4,786	$1,504
Voluntary protection dealer commissions	403	348
State taxes, net of federal tax benefit	356	275
Mark-to-market of investments in marketable securities and derivatives	-	24
Other	72	82
Deferred tax liabilities	$5,617	$2,233

Assets:
Net operating loss and tax credit carryforwards	1,007	14
Provision for credit and residual value losses	478	394
Deferred costs and fees	197	179
Mark-to-market of investments in marketable securities and derivatives	150	-
Accrued expenses	23	45
Lease obligations	20	23
Other	17	14
Deferred tax assets	1,892	669
Valuation allowance	(2)	-
Net deferred tax assets	$1,890	$669
Net deferred income tax liability [1]	$3,727	$1,564

1.
Balance includes deferred tax assets of $16 million and $6 million at March 31, 2023 and 2022, respectively, attributable to unrealized losses included in accumulated other comprehensive loss. The change in this balance is not included in the total deferred tax expense.

We have deferred tax assets related to cumulative federal net operating loss carry forwards of $955 million at March 31, 2023 and none at March 31, 2022, respectively. We have deferred tax assets related to cumulative state net operating loss carry forwards of $37 million and $13 million at March 31, 2023 and 2022, respectively. State net operating loss carryforwards will expire beginning in fiscal 2024.

We have deferred tax assets related to federal tax credits for plug-in vehicles and qualified commercial clean vehicles of $11 million and federal tax credit for research and development of $4 million at March 31, 2023. We had no deferred tax assets related to federal tax credits for vehicles or research and development at March 31, 2022. The deferred tax assets related to federal tax credit for foreign tax were not significant as of March 31, 2023 and 2022, respectively. The federal tax credit carryforwards will expire beginning in fiscal 2032.

The valuation allowance on deferred tax assets was not significant as of March 31, 2023 and 2022, respectively. The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods. Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, other than the deemed repatriation tax that is provided pursuant to the Tax Cuts and Jobs Act of 2017, state and local taxes have not been provided for unremitted earnings of our foreign subsidiary. At March 31, 2023 and 2022, these unremitted earnings totaled $307 million and $288 million, respectively. Determination of the amount of the deferred state and local tax liability is not practicable, and accordingly no estimate of the unrecorded deferred state and local tax liability is provided.

Although we do not foresee any events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

We had an income tax receivable of $28 million and an income tax payable of $52 million for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries at March 31, 2023 and 2022, respectively. Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, TFSB, and Toyota Financial Services Securities USA Corporation, was not significant for both March 31, 2023 and 2022.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain. The change in unrecognized tax benefits are as follows:

	March 31,
	2023	2022	2021
Balance at beginning of the year	$22	$15	$19
Increases related to positions taken during the current year	2	1	1
Increases recorded in current year related to positions taken during prior years	19	6	2
Expirations due to lapse of statute	-	-	(7)
Balance at end of year	$43	$22	$15

At March 31, 2023, 2022 and 2021 approximately $43 million, $22 million and $14 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate. The remaining amounts in the respective unrecognized tax benefits at March 31, 2023, 2022, and 2021 are related to timing matters. During fiscal 2023, $21 million of the net increase in unrecognized tax benefits had an effect on the effective tax rate. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense. Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability. For each of fiscal 2023, 2022, and 2021, accrued interest was not significant and no penalties were accrued.

In August 2022, the Inflation Reduction Act ("the Act") was signed into law. The Act modifies climate and clean energy corporate tax provisions, including amendments to the federal tax credit for plug-in vehicles available under current tax law. The Act also includes a 15 percent corporate alternative minimum tax based on modified financial statement net income, applying to tax years beginning after December 31, 2022, which we expect to be applicable in fiscal 2024. As additional guidance related to the Act is issued, we will evaluate any impact to our consolidated financial statements. The Act does not have a material impact on our results of operations for fiscal 2023.

Tax-related Contingencies

As of March 31, 2023, we remained under IRS examination for fiscal 2018 through fiscal 2023.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions

The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Years ended March 31,
	2023	2022	2021
Net financing revenues:
Manufacturer's subvention and other revenues	$1,243	$1,746	$1,997
Depreciation on operating leases	$106	$(75)	$(113)

Interest expense:
Credit support fees, interest and other expenses	$96	$99	$117

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$156	$168	$173

Investment and other income, net:
Interest and other income	$35	$3	$18

Expenses:
Operating and administrative	$107	$82	$91

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

	March 31,	March 31,
	2023	2022
Assets:
Cash and cash equivalents
Commercial paper	$35	$100

Finance receivables, net
Accounts receivable	$47	$90
Deferred retail subvention income	$(922)	$(875)

Investments in operating leases, net
Investments in operating leases, net	$(250)	$(212)
Deferred lease subvention income	$(410)	$(923)

Other assets
Notes receivable	$1,237	$789
Other receivables, net	$89	$80

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$399	$374
Other payables, net	$432	$394
Notes payable	$8	$8

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of March 31, 2023 and 2022, the subvention receivable from TMNA was $79 million and $66 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of March 31, 2023 and 2022, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

Our Board of Directors declared and paid cash dividends of approximately $2.5 billion to TFSIC during fiscal 2023.

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

In addition, TMCC receives support from and provides financing support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements. As of March 31, 2023 and 2022, total financing support available from affiliates totaled approximately $8.4 billion and $8.5 billion, respectively. These amounts include a $5.0 billion three-year revolving credit facility with TMS which currently expires in fiscal 2026. As of March 31, 2023 and 2022, total financing support available to affiliates totaled approximately $7.8 billion and $8.0 billion, respectively. The amounts outstanding under these agreements are recorded in Other assets and Other liabilities on our Consolidated Balance Sheets at March 31, 2023 and 2022.

In April 2023, TMCC entered into a one-year revolving credit agreement with TMS, pursuant to which TMS is entitled to borrow a maximum amount of $500 million.

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

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase no more than $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines. At March 31, 2023 and 2022, we had $8 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

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
•
TMCC is party to a lease agreement with TMNA for our headquarters facility in Plano, Texas, expiring in 2032, a customer service center located in Cedar Rapids, Iowa, expiring in 2029, and our Dallas Data Center expiring in 2026. The lease commitments are described in Note 9 – Commitments and Contingencies.
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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to determine the fair value of our assets and liabilities, we use quoted prices for identical or similar instruments, otherwise we utilize valuation models with observable or calculated inputs. The use of observable quotes for identical or similar instruments and the use of unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this Note as Level 1, 2 and 3 defined below. The availability of observable inputs can vary based upon the financial instrument and other factors, such as instrument type, market liquidity and other specific characteristics particular to the financial instrument. To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires additional judgment by management. We use prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the availability of prices and inputs may be reduced for certain financial instruments. This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

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

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. Nonrecurring fair value items as of March 31, 2023 and 2022 were not significant. Retail finance receivables greater than 120 days past due are measured at fair value based on the fair value of the underlying collateral less costs to sell. The fair value of collateral is based on the current average selling prices for like vehicles at wholesale used vehicle auctions.

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

	March 31, 2023
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$740	$4	$-	$-	$744
Foreign government and agency obligations	-	12	-	-	12
Municipal debt securities	-	8	-	-	8
Corporate debt securities	-	430	-	-	430
Mortgage-backed securities:
U.S. government agency	-	73	-	-	73
Non-agency residential	-	6	3	-	9
Non-agency commercial	-	53	5	-	58
Asset-backed securities	-	80	40	-	120
Available-for-sale debt securities total	740	666	48	-	1,454
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,081
Total return bond funds	1,631	-	-	-	1,631
Equity mutual funds	871	-	-	-	871
Equity investments total	2,502	-	-	-	3,583
Investments in marketable securities total	3,242	666	48	-	5,037
Derivative assets:
Interest rate swaps	-	1,888	-	-	1,888
Foreign currency swaps	-	49	-	-	49
Counterparty netting and collateral	-	-	-	(1,886)	(1,886)
Derivative assets total	-	1,937	-	(1,886)	51
Assets at fair value	3,242	2,603	48	(1,886)	5,088
Derivative liabilities:
Interest rate swaps	-	(468)	-	-	(468)
Foreign currency swaps	-	(1,002)	-	-	(1,002)
Counterparty netting and collateral	-	-	-	1,453	1,453
Liabilities at fair value	-	(1,470)	-	1,453	(17)
Net assets at fair value	$3,242	$1,133	$48	$(433)	$5,071

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of March 31, 2023 and 2022, or Consolidated Statements of Income for the years ended March 31, 2023 and 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2023
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$78,445	$-	$-	$77,649	$77,649
Wholesale	3,972	-	-	3,968	3,968
Real estate	4,981	-	-	4,990	4,990
Working capital	3,113	-	-	3,058	3,058

Financial liabilities
Unsecured notes and loans payable	$78,949	$-	$76,401	$-	$76,401
Secured notes and loans payable	32,736	-	-	32,173	32,173

	March 31, 2022
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$72,369	$-	$-	$73,385	$73,385
Wholesale	2,940	-	-	2,931	2,931
Real estate	4,985	-	-	4,961	4,961
Working capital	2,256	-	-	2,171	2,171

Financial liabilities
Unsecured notes and loans payable	$82,288	$-	$80,980	$-	$80,980
Secured notes and loans payable	$26,864	$-	$-	$26,500	$26,500

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

Finance receivables in the previous tables exclude related party transactions which are classified as Level 3 within the fair value hierarchy. The previous tables also exclude related party notes receivables and notes payables recorded in Other assets and Other liabilities on the Consolidated Balance Sheets which are classified as Level 3 within the fair value hierarchy. Refer to Note 12 - Related Party Transactions for additional information.

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

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Year ended March 31, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$11,293	$-	$-	$11,293
Depreciation on operating leases	5,122	-	-	5,122
Interest expense	3,054	-	-	3,054
Net financing revenues	3,117	-	-	3,117

Voluntary protection contract revenues and insurance earned premiums	-	1,053	-	1,053
Investment and other income (loss), net	314	(217)	-	97
Net financing and other revenues	3,431	836	-	4,267

Expenses:
Provision for credit losses	713	-	-	713
Operating and administrative	1,331	445	-	1,776
Voluntary protection contract expenses and insurance losses	-	470	-	470
Total expenses	2,044	915	-	2,959

Income (loss) before income taxes	1,387	(79)	-	1,308
Provision (benefit) for income taxes	346	(17)	-	329

Net income (loss)	$1,041	$(62)	$-	$979

Total assets	$131,093	$6,638	$(136)	$137,595

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

For the years ended March 31, 2023 and 2022, respectively, approximately 83 percent and 82 percent of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the years ended March 31, 2023 and 2022.

We had $2.7 billion and $2.5 billion and of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2022 and March 31, 2021, respectively. We recognized $800 million of the unearned amounts in voluntary protection contract revenues in our Consolidated Statements of Income during fiscal 2023, compared to $704 million during fiscal 2022. As of March 31, 2023, we had unearned voluntary protection contract revenues of $2.9 billion included in Other liabilities on our Consolidated Balance Sheet, and with respect to this balance, we expect to recognize revenue of approximately $827 million in fiscal 2024 and $2.1 billion thereafter.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities on our Consolidated Balance Sheets. These accruals arising from contracts entered into by TMIS are not significant as of March 31, 2023 and 2022. Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined. If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

Risk Transfer

Our voluntary protection operations transfer certain risks to protect us against the impact of unpredictable high severity losses. The amounts recoverable from reinsurers and other companies that assume liabilities relating to our Voluntary protection operations are determined in a manner consistent with the related reinsurance or risk transfer contract. Amounts recoverable from reinsurers and other companies on unpaid losses are recorded as receivables but are not collectible until the losses are paid. Revenues related to risks transferred are recognized on the same basis as the related revenues from the underlying contracts. Covered losses are recorded as a reduction to Voluntary protection contract expenses and insurance losses.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Attestation report of the registered public accounting firm. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of June 2, 2023.

Name	Age	Position
Mark S. Templin	62	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSIC;
		Director and Group Chief Operating Officer, TFSC
		Director, TMNA Director and Chairman, TFSB

Scott Cooke	52	Director, Senior Vice President and Chief Financial Officer, TMCC Chief Financial Officer, TFSIC

Alec Hagey	57	Director, Senior Vice President and Chief Operations Officer, TMCC

Mao Saka	52	Director and Treasurer, TMCC Director, TFSIC

Ellen L. Farrell	58	Group Vice President, General Counsel, Chief Legal, Compliance and Administrative Officer and Secretary, TMCC; Secretary, TFSIC Director, TFSB

Grace A. Mullings	62	Vice President and Chief Accounting Officer, TMCC

Anna Sampang	53	Group Vice President – Service Operations, TMCC

Hiroyoshi Korosue	61	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Chief Officer, Sales Finance Business Group, TMC

Tetsuo Ogawa	63	Director, TMCC; Director, President and Chief Executive Officer, TMNA; Operating Officer, TMC

Jack Hollis	56	Director, TMCC; Director and President, TMS; Executive Vice President, TMNA;

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

Mr. Cooke was named Senior Vice President of TMCC in January 2022 and has served as Director of TMCC since June 2019. He was named as Chief Financial Officer of TMCC in April 2019 and served as a Group Vice President from December 2017 to January 2022. Mr. Cooke has served as Chief Financial Officer of TFSIC since June 2019. Prior to his appointment to Chief Financial Officer of TMCC, Mr. Cooke served as Group Vice President of Treasury, Business Intelligence, Analytics and Finance of TMCC from February 2019 to April 2019. From December 2017 to January 2019, he held the position of Group Vice President, Chief Risk Officer. Mr. Cooke served as Vice President, Chief Risk Officer from July 2015 to December 2017. Prior to that, he served as Corporate Manager, Product Planning for North American Products at TMS from July 2014 to July 2015. From August 2012 to July 2014, Mr. Cooke held the position of Corporate Manager, Dealer Credit. Mr. Cooke first joined TMCC in June 2003.

Mr. Hagey was named Director of TMCC in June 2022. He was named Senior Vice President and Chief Operating Officer of TMCC in January 2022. He previously served as Group Vice President – Sales, Product and Marketing of TMCC from December 2018 to January 2022. Mr. Hagey served as Vice President and General Manager of the Los Angeles region at TMS from January 2015 to December 2018. Prior to this, he served as Vice President of Marketing of TMS from December 2013 to January 2015. Mr. Hagey first joined TMS in 1990.

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

Ms. Farrell was named Group Vice President, General Counsel, Chief Legal, Compliance and Administrative Officer and Secretary of TMCC in October 2022. She was named Director of TFSB in October 2021 and Secretary of TFSIC in May 2020. She previously served as Group Vice President, General Counsel, Chief Legal and Compliance Officer and Secretary of TMCC from January 2022 to October 2022 and Vice President, General Counsel and Secretary of TMCC from May 2020 to January 2022. Ms. Farrell also served as Vice President – Social Innovation and Executive Advisor – Legal of TMNA from November 2019 to May 2020. Prior to this, Ms. Farrell served as Vice President and Interim General Counsel of TMCC from May 2019 to November 2019, Secretary of TMCC from May 2019 to February 2020 and Secretary of TFSIC from June 2019 to February 2020. Ms. Farrell served as Vice President, Deputy General Counsel of TMNA from May 2017 to November 2019. Ms. Farrell first joined TMS in 1999.

Ms. Mullings was named Vice President and Chief Accounting Officer of TMCC in August 2021 and has served as Vice President of Accounting and Corporate Controller of TMCC since March 2020. Prior to her current position, Ms. Mullings served as Senior Director of financial and regulatory reporting policies and governance at TPG Global LLC from July 2015 to March 2020. Ms. Mullings first joined TMCC in 2005 and served as Director of Accounting Policy and Governance at TMCC from April 2005 to June 2015.

Ms. Sampang was named Group Vice President – Service Operations of TMCC in September 2019. She previously served as Vice President, Service Operations Strategy, Planning and Support of TMCC from April 2017 to September 2019. Ms. Sampang also served as Corporate Manager, Service Operations Strategy, Planning and Support of TMCC from September 2013 to March 2017. Prior to this, she served as Chief Operations Officer for TFSB from January 2012 to September 2013. Ms. Sampang first joined TMS in 1993.

Mr. Korosue was named Director of TMCC in April 2021. He was also named Chief Officer, Sales Finance Business Group of TMC, Director, President and Chief Executive Officer of TFSC, and Director, Chairman and Chief Executive Officer of TFSIC in April 2021. Prior to joining TMC, Mr. Korosue held the position of Managing Executive Officer of Sumitomo Mitsui Banking Corporation (“SMBC”) from April 2018 to April 2021. Prior to this, he held the following positions at SMBC: Executive Officer, Regional Head of Greater Mekong Sub-Region Country Head of Thailand, General Manager of Bangkok Branch from April 2017 to April 2018, Director, Regional Head of Greater Mekong Sub-Region, Country Head of Thailand, General Manager of Bangkok Branch from April 2015 to April 2017, General Manager, Nihonbashi-Higashi Corporate Business Office, Tokyo from April 2014 to April 2015, and General Manager, Osaka Chuo Corporate Business Office, Osaka from July 2012 to April 2014. Mr. Korosue first joined SMBC in 1986.

Mr. Ogawa was named Director of TMCC and Director, President and Chief Executive Officer of TMNA in April 2020. He was named Operating Officer of TMC in April 2023. Mr. Ogawa previously served as Chief Executive Officer, North America Region of TMC from April 2020 to March 2023, Operating Officer of TMC from January 2019 to December 2020, Chief Operating Officer, North America Region of TMC from January 2019 to April 2020 and Deputy Chief Officer - External and Public Affairs Group of TMC from January 2019 to July 2019. He served as Executive Vice President of TMNA from April 2017 to March 2020 and Senior Managing Officer of TMC from January 2018 to January 2019. He also served as Chief Administrative Officer – North America Region of TMC from April 2017 to January 2019. Prior to this, Mr. Ogawa served as Managing Officer of TMC from April 2015 to January 2018 and Deputy Chief Executive Officer – China Region of TMC and President, Toyota Motor (China) Investment Co., Ltd. from April 2015 to April 2017. From January 2012 to April 2015, he served as General Manager - China Division of TMC. Mr. Ogawa first joined TMC in 1984.

Mr. Hollis was named Director of TMCC, Executive Vice President of TMNA and Director and President of TMS in June 2022. Prior to this, he held the following positions at TMNA and TMS: Senior Vice President Automotive Operations from September 2020 to June 2022, Group Vice President & General Manager – Toyota Division from February 2017 to September 2020, Group Vice President – Marketing from December 2014 to February 2017, Vice President – Marketing from July 2012 to November 2014 and Vice President – Scion from June 2007 to June 2012. Mr. Hollis joined TMS in 1992.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2023	2022
Audit fees	$12,275	$11,783
Audit related fees	-	-
Tax fees	263	403
All other fees	247	395
Total fees	$12,785	$12,581

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

Auditor Fees Pre-approval Policy

The TMCC Audit and Non-Audit Services Pre-Approval Policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be reviewed and pre-approved by the TMCC Audit Committee and TMCC Board of Directors. All the services provided in fiscal 2023 and 2022 were pre-approved in accordance with the policy’s pre-approval requirements.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 62 through 113.

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

(a)(3)Exhibits

See Exhibit Index on page 120.

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010.	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000.	(2)

4.1(a)	Indenture, dated as of August 1, 1991, between Toyota Motor Credit Corporation and The Chase Manhattan Bank, N.A.	(3)

4.1(b)	First Supplemental Indenture, dated as of October 1, 1991, among Toyota Motor Credit Corporation, Bankers Trust Company and The Chase Manhattan Bank, N.A.	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among Toyota Motor Credit Corporation, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) as successor to The Bank of New York Mellon, as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation, Appointment and Acceptance, dated as of April 26, 2010, among Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.	(7)

4.2(a)	Amended and Restated Agency Agreement, dated as of September 16, 2022, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch.	(8)

4.2(b)	Amended and Restated Note Agency Agreement, dated as of September 17, 2021, among Toyota Motor Credit Corporation, The Bank of New York Mellon S.A. /NV, Luxembourg branch, and The Bank of New York Mellon, acting through its London branch.	(9)

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

Exhibit Number	Description	Method of Filing

10.5	Credit Support Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(15)

10.6	Amended and Restated Repurchase Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(16)

10.7(a)	Credit Support Fee Agreement, dated as of March 30, 2001, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(17)

10.7(b)	Amendment Number 1 to Credit Support Fee Agreement, dated as of June 17, 2005, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(18)

10.7(c)	Amendment Number 2 to the Credit Support Fee Agreement, dated as of September 7, 2012, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(19)

10.8	Revolving Credit Agreement, dated as of April 1, 2023, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(20)

10.9	Form of Indemnification Agreement between Toyota Motor Credit Corporation and its directors and officers.	(21)

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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
(19)
Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed September 7, 2012, Commission File Number 1-9961.
(20)
Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed April 3, 2023, Commission File Number 1-9961.
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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 2, 2023	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Templin	Director, President and	June 2, 2023
Mark S. Templin	Chief Executive Officer (Principal Executive Officer)

/s/ Scott Cooke	Director, Senior Vice President and	June 2, 2023
Scott Cooke	Chief Financial Officer (Principal Financial Officer)

/s/ Grace A. Mullings	Vice President and	June 2, 2023
Grace A. Mullings	Chief Accounting Officer (Principal Accounting Officer)

/s/ Alec Hagey	Director, Senior Vice President and	June 2, 2023
Alec Hagey	Chief Operations Officer

/s/ Mao Saka	Director and Treasurer	June 2, 2023
Mao Saka

Director
Hiroyoshi Korosue

Director
Tetsuo Ogawa

Director
Jack Hollis