Form 10-Q
period 2023-06-30
TOYOTA MOTOR CREDIT CORP
filed 2023-08-03
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2023	2022
Financing revenues:
Operating lease	$1,615	$1,900
Retail	1,104	845
Dealer	185	86
Total financing revenues	2,904	2,831
Depreciation on operating leases	1,157	1,409
Interest expense	899	563
Net financing revenues	848	859

Voluntary protection contract revenues and insurance earned premiums	271	259
Investment and other income (loss), net	162	(306)
Net financing revenues and other revenues	1,281	812

Expenses:
Provision for credit losses	165	78
Operating and administrative	448	406
Voluntary protection contract expenses and insurance losses	146	107
Total expenses	759	591

Income before income taxes	522	221
Provision for income taxes	54	51

Net income	$468	$170

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2023	2022
Net income	$468	$170
Other comprehensive income, net of tax
Net unrealized losses on available-for-sale marketable securities [net of tax benefit of $2 and $7, respectively]	(8)	(26)
Other comprehensive loss	(8)	(26)
Comprehensive income	$460	$144

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	June 30,	March 31,
	2023	2023
ASSETS
Cash and cash equivalents	$5,604	$6,398
Restricted cash and cash equivalents	1,978	2,090
Investments in marketable securities	5,059	5,037
Finance receivables, net of allowance for credit losses of $1,545 and $1,489, respectively	93,162	90,280
Investments in operating leases, net	29,131	29,869
Other assets	3,798	3,921
Total assets	$138,732	$137,595

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$112,376	$111,685
Deferred income taxes	3,462	3,727
Other liabilities	5,925	5,674
Total liabilities	121,763	121,086

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2023 and March 31, 2023	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(65)	(57)
Retained earnings	16,117	15,649
Total shareholder's equity	16,969	16,509
Total liabilities and shareholder's equity	$138,732	$137,595

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	June 30,	March 31,
	2023	2023
ASSETS
Finance receivables, net	$27,778	$28,764
Investments in operating leases, net	10,536	11,063
Other assets	105	108
Total assets	$38,419	$39,935

LIABILITIES
Debt	$31,464	$32,736
Other liabilities	53	51
Total liabilities	$31,517	$32,787

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended June 30, 2023
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2023	$915	$2	$(57)	$15,649	$16,509

Net income	-	-	-	468	468
Other comprehensive loss, net of tax	-	-	(8)	-	(8)
Balance at June 30, 2023	$915	$2	$(65)	$16,117	$16,969

	Three months ended June 30, 2022
			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2022	$915	$2	$(21)	$17,205	$18,101

Net income	-	-	-	170	170
Other comprehensive loss, net of tax	-	-	(26)	-	(26)
Balance at June 30, 2022	$915	$2	$(47)	$17,375	$18,245

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$468	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,172	1,432
Recognition of deferred income and fees	(411)	(505)
Provision for credit losses	165	78
Amortization of deferred costs	260	264
Foreign currency and other adjustments to the carrying value of financial instruments, net	116	(527)
Net (gains) losses from investments in marketable securities	-	366
Net change in:
Derivative assets	(1)	9
Other assets and accrued interest	93	(150)
Deferred income taxes	(263)	(154)
Derivative liabilities	(16)	(25)
Other liabilities	257	(128)
Net cash provided by operating activities	1,840	830

Cash flows from investing activities:
Purchase of investments in marketable securities	(305)	(507)
Proceeds from sales of investments in marketable securities	243	475
Proceeds from maturities of investments in marketable securities	29	13
Acquisition of finance receivables	(13,187)	(12,818)
Collection of finance receivables	10,668	10,343
Net change in certain wholesale receivables	(510)	(32)
Acquisition of investments in operating leases	(3,138)	(2,408)
Disposals of investments in operating leases	2,931	3,011
Long term loans to affiliates	(420)	-
Payments on long term loans from affiliates	369	100
Net change in financing support provided to affiliates	6	26
Other, net	(14)	(18)
Net cash used in investing activities	(3,328)	(1,815)

Cash flows from financing activities:
Proceeds from issuance of debt	7,475	8,602
Payments on debt	(6,857)	(6,912)
Net change in commercial paper and other short-term financing	(36)	118
Net change in financing support provided by affiliates	-	8
Net cash provided by financing activities	582	1,816
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(906)	831
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	8,488	9,735
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$7,582	$10,566
Supplemental disclosures:
Interest paid, net	$994	$329
Income taxes (received) paid, net	$(49)	$414

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three months ended June 30, 2023 and 2022 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2023, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2024 (“fiscal 2024”).

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2023 (“fiscal 2023”), which was filed with the Securities and Exchange Commission on June 2, 2023. References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Other Matters

In fiscal 2022, TMCC announced, in furtherance of its private label financial services initiative for third party automotive and mobility companies, that we entered into a nonbinding letter of intent with Great American Outdoors Group LLC, the parent company of Bass Pro Shops, Cabela’s and the White River Marine Group (“Bass Pro Shops”) to provide private label financial services for Bass Pro Shops' boats, all-terrain vehicle products, and other mobility products. The Company began to provide inventory financing for Bass Pro Shops, its affiliates, and authorized independent dealers in fiscal 2023, with additional private label services, including consumer financing and voluntary protection products and services, to be added over time. We are leveraging our existing processes and personnel to originate and service the new assets, and we expect to make certain technology investments to support the Bass Pro Shops program. We did not acquire any existing Bass Pro Shops assets or liabilities pursuant to the agreement, and we do not expect launch costs to be significant.

Recently Adopted Accounting Guidance

On April 1, 2023, we adopted ASU 2022-02, Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings by creditors that have adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, while enhancing disclosure requirements for certain loan refinancing and restructurings made to borrowers experiencing financial difficulty. Additionally, the ASU added the requirement to disclose current period gross write-offs by year of origination for financing receivables. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures. Refer to Note 3 – Finance Receivables, Net for additional information.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 2 – Investments in Marketable Securities

Investments in marketable securities consist of debt securities and equity investments. We classify all of our debt securities as available-for-sale (“AFS”). Except when the fair value option is elected, AFS debt securities are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (“AOCI”), net of applicable taxes. Interest income is recognized on an accrual basis and determined using the effective interest method. Realized gains and losses from sales of AFS debt securities are determined using the specific identification method or first in first out method. Dividend income, interest income, and realized gains and losses from the sales of AFS debt securities are included in Investment and other income (loss), net in our Consolidated Statements of Income.

We elected the fair value option for certain debt securities held within one of our affiliate investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income (loss), net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of June 30, 2023 and March 31, 2023, we held AFS debt securities for which the fair value option was elected of $761 million and $770 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $69 million and $57 million as of June 30, 2023 and March 31, 2023, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other income (loss), net in our Consolidated Statements of Income. Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income (loss), net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	June 30, 2023
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$783	$1	$(70)	$714
Foreign government and agency obligations	15	-	(2)	13
Municipal debt securities	8	1	(1)	8
Corporate debt securities	480	1	(60)	421
Mortgage-backed securities:
U.S. government agency	95	-	(4)	91
Non-agency residential	10	-	(2)	8
Non-agency commercial	66	-	(9)	57
Asset-backed securities	129	-	(8)	121
Total available-for-sale debt securities	$1,586	$3	$(156)	$1,433
Equity investments				3,626
Total investments in marketable securities				$5,059

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

For the three months ended June 30, 2023 and 2022, respectively, we had no non-cash investing activities related to in-kind redemptions.

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$359	$(9)	$283	$(61)	$642	$(70)
Foreign government and agency obligations	1	-	11	(2)	12	(2)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	55	(4)	335	(56)	390	(60)
Mortgage-backed securities
U.S. Government agency	71	(2)	16	(2)	87	(4)
Non-agency residential	-	-	8	(2)	8	(2)
Non-agency commercial	1	-	56	(9)	57	(9)
Asset-backed securities	50	(1)	58	(7)	108	(8)
Total available-for-sale debt securities	$537	$(16)	$769	$(140)	$1,306	$(156)

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

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of June 30, 2023 and March 31, 2023, management determined that credit losses did not exist for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	June 30,
	2023	2022
Available-for-sale debt securities:
Unrealized losses on securities for which the fair value option was elected	$(12)	$(35)
Realized losses on sales	$-	$(14)

Equity investments:
Unrealized gains (losses)	$12	$(307)
Realized losses on sales	$-	$(10)

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2023
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$65	$64
Due after 1 year through 5 years	298	277
Due after 5 years through 10 years	480	448
Due after 10 years	443	367
Mortgage-backed and asset-backed securities [1]	300	277
Total	$1,586	$1,433

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

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2023	2023
Retail receivables [1]	$81,617	$79,515
Dealer financing	12,969	12,123
	94,586	91,638

Deferred origination costs	1,340	1,315
Deferred income	(1,219)	(1,184)
Allowance for credit losses
Retail receivables	(1,483)	(1,430)
Dealer financing	(62)	(59)
Total allowance for credit losses	(1,545)	(1,489)
Finance receivables, net	$93,162	$90,280

1 Includes gross securitized retail receivables of $28.0 billion and $29.0 billion as of June 30, 2023 and March 31, 2023, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $306 million and $284 million at June 30, 2023 and March 31, 2023, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2023
	2024	2023	2022	2021	2020	2019 and Prior	Total
Aging of finance receivables:
Current	$9,968	$29,719	$20,464	$12,666	$4,737	$2,225	$79,779
30-59 days past due	17	393	442	283	113	94	1,342
60-89 days past due	-	126	146	92	36	33	433
90 days or greater past due	-	59	60	33	14	18	184
Total	$9,985	$30,297	$21,112	$13,074	$4,900	$2,370	$81,738
Gross Charge-Offs	$-	$(38)	$(54)	$(24)	$(9)	$(9)	$(134)

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Total
Aging of finance receivables:
Current	$32,377	$22,585	$14,278	$5,555	$2,178	$846	$77,819
30-59 days past due	306	439	285	125	71	44	1,270
60-89 days past due	90	135	82	35	21	15	378
90 days or greater past due	47	63	33	16	9	11	179
Total	$32,820	$23,222	$14,678	$5,731	$2,279	$916	$79,646

The amortized cost of retail loan portfolio excludes accrued interest of $251 million and $235 million at June 30, 2023 and March 31, 2023, respectively. The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Dealer Products Portfolio Segment

The dealer products portfolio segment consists of three classes of finance receivables: wholesale, real estate and working capital (includes both working capital and revolving lines of credit). All loans outstanding for an individual dealer or dealer group, which includes affiliated entities, are aggregated and evaluated collectively by dealer or dealer group. This reflects the interconnected nature of financing provided to our individual dealer and dealer group customers, and their affiliated entities.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2023
	2024	2023	2022	2021	2020	2019 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$4,407	$4,407
Credit Watch	-	-	-	-	-	-	85	85
At Risk	-	-	-	-	-	-	93	93
Default	-	-	-	-	-	-	1	1
Wholesale total	$-	$-	$-	$-	$-	$-	$4,586	$4,586
Real estate
Performing	$150	$1,260	$951	$1,008	$132	$1,036	$185	$4,722
Credit Watch	9	78	-	8	-	-	-	95
At Risk	-	7	7	24	-	2	-	40
Default	-	-	-	-	-	-	-	-
Real estate total	$159	$1,345	$958	$1,040	$132	$1,038	$185	$4,857
Working Capital
Performing	$79	$721	$286	$160	$116	$204	$1,886	$3,452
Credit Watch	16	41	-	-	-	-	2	59
At Risk	-	1	1	13	-	-	-	15
Default	-	-	-	-	-	-	-	-
Working capital total	$95	$763	$287	$173	$116	$204	$1,888	$3,526
Total	$254	$2,108	$1,245	$1,213	$248	$1,242	$6,659	$12,969

For the three months ended June 30, 2023, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $55 million and $49 million at June 30, 2023 and March 31, 2023, respectively. As of June 30, 2023 and March 31, 2023, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was not significant, respectively.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	June 30, 2023
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,342	$433	$184	$1,959	$79,779	$81,738	$119
Wholesale	-	-	-	-	4,586	4,586	-
Real estate	-	-	-	-	4,857	4,857	-
Working capital	-	-	-	-	3,526	3,526	-
Total	$1,342	$433	$184	$1,959	$92,748	$94,707	$119

	March 31, 2023
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,270	$378	$179	$1,827	$77,819	$79,646	$111
Wholesale	-	-	-	-	3,964	3,964	-
Real estate	-	-	-	-	4,975	4,975	-
Working capital	-	-	-	-	3,184	3,184	-
Total	$1,270	$378	$179	$1,827	$89,942	$91,769	$111

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Loan Modifications

Under certain circumstances, we may agree to modify the terms of an existing loan with a borrower for various reasons, including a borrower experiencing financial difficulties. We evaluate loan modifications, which generally represent a continuation of the existing loan and not a new loan. The effect of these modifications is already included in the allowance for credit losses because our estimated allowance represents currently expected credit losses.

The amortized cost at June 30, 2023 of the loans modified during the three months ended June 30, 2023 was not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were not significant for the three months ended June 30, 2023.

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2022, was not significant for each class of finance receivables. Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer. For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three. Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three months ended June 30, 2022.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings. The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal. For the three months ended June 30, 2022, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended June 30, 2023
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2023	$1,430	$83	$1,513
Charge-offs	(134)	-	(134)
Recoveries	29	-	29
Provision for credit losses	158	7	165
Ending balance, June 30, 2023 ¹	$1,483	$90	$1,573

1 Ending balance includes $28 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

	Three months ended June 30, 2022
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2022	$1,195	$77	$1,272
Charge-offs	(91)	-	(91)
Recoveries	15	-	15
Provision for credit losses	90	(12)	78
Ending balance, June 30, 2022 ¹	$1,209	$65	$1,274

1 Ending balance includes $26 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

We have elected to exclude accrued interest from the measurement of expected credit losses as we apply policies and procedures that result in the timely write-offs of accrued interest. Accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables for the dealer products portfolio segment as of June 30, 2023, includes $1.1 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $199 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of June 30, 2022, includes $958 million in finance receivables that are guaranteed by TMNA, and $187 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

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

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2023	2023
Investments in operating leases [1]	$37,680	$38,811
Deferred income	(627)	(694)
Accumulated depreciation	(7,922)	(8,248)
Investments in operating leases, net	$29,131	$29,869

1 Includes gross securitized investments in operating leases of $14.5 billion and $15.3 billion as of June 30, 2023 and March 31, 2023, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

Our liabilities consist mainly of fixed and variable rate debt, denominated in U.S. dollars and various other currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables. We enter into interest rate swaps, and foreign currency swaps to economically hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities. Our use of derivative transactions is intended to reduce long-term fluctuations in the fair value of assets and liabilities caused by market movements. All of our derivatives are categorized as not designated for hedge accounting, and all activities are authorized and monitored by our management and our Asset-Liability Committee which provides a framework for financial controls and governance to manage market risk.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2023, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	June 30, 2023		March 31, 2023
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$74,897	$1,977	$56,799	$1,888
Foreign currency swaps	1,198	64	1,237	49
Total	$76,095	$2,041	$58,036	$1,937

Counterparty netting		(694)		(659)
Collateral held		(1,295)		(1,227)
Carrying value of derivative contracts – Other assets		$52		$51

Other liabilities:
Interest rate swaps	$32,979	$547	$46,082	$468
Foreign currency swaps	6,381	1,035	6,447	1,002
Total	$39,360	$1,582	$52,529	$1,470

Counterparty netting		(694)		(659)
Collateral posted		(887)		(794)
Carrying value of derivative contracts – Other liabilities		$1		$17

As of June 30, 2023 and March 31, 2023, we held excess collateral and variation margin of $5 million and $23 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. As of June 30, 2023 and March 31, 2023, we posted initial margin, excess collateral, and variation margin of $339 million and $265 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2023	2022
Interest expense on debt	$1,087	$446
Interest income on derivatives	(209)	(62)
Interest expense on debt and derivatives	878	384

Losses (gains) on debt denominated in foreign currencies	36	(591)
Losses on foreign currency swaps	44	712
(Gains) losses on U.S. dollar interest rate swaps	(59)	58
Total interest expense	$899	$563

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	June 30, 2023			March 31, 2023
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$81,354	$80,912	3.69%	$79,393	$78,949	3.48%
Secured notes and loans payable	31,511	31,464	4.02%	32,777	32,736	3.76%
Total debt	$112,865	$112,376	3.79%	$112,170	$111,685	3.56%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates. Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amount outstanding under our commercial paper programs was $16.7 billion as of June 30, 2023 and March 31, 2023.

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

Note 7 – Debt and Credit Facilities (Continued)

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), a wholly owned subsidiary, and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal 2024, 2026, and 2028, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of June 30, 2023 and March 31, 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2025. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.0 billion and $5.5 billion of this facility as of June 30, 2023 and March 31, 2023, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of June 30, 2023, TMCC had committed bank credit facilities totaling $4.4 billion, of which $2.0 billion, $300 million, $1.8 billion, and $300 million mature in fiscal 2024, 2025, 2026, and 2027, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of June 30, 2023 and March 31, 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal 2026. This credit facility was not drawn upon and had no outstanding balance as of June 30, 2023 and March 31, 2023.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	June 30, 2023
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,359	$27,778	$83	$24,315	$43
Investments in operating leases	619	10,536	22	7,149	10
Total	$1,978	$38,314	$105	$31,464	$53

	March 31, 2023
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,434	$28,764	$85	$25,155	$41
Investments in operating leases	656	11,063	23	7,581	10
Total	$2,090	$39,827	$108	$32,736	$51

Restricted Cash, including restricted cash equivalents, shown in the previous tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the previous tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.5 billion of securities retained by TMCC at June 30, 2023 and March 31, 2023. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships. Dealers participating in this program have been determined to be VIEs. We do not consolidate the dealerships in this program as we are not the primary beneficiary. Any exposure to loss is limited to the amount of the credit facility. Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net on our Consolidated Balance Sheets at June 30, 2023 and March 31, 2023 and revenues earned from these dealers for the three months ended June 30, 2023 and 2022 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2023	2023
Commitments:
Credit facilities commitments with dealers	$3,005	$3,153
Commitments under operating lease agreements	101	106
Total commitments	3,106	3,259
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,206	$3,359

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements. Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and voluntary protection business and the credit-worthiness of each dealer. Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses. In addition to the total commitments and guarantees in the previous table, we have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions in our fiscal 2023 Form 10-K.

Lease Commitments

Our operating lease portfolio consists of real estate leases. Total operating lease expense, including payments to affiliates, was $6 million and $8 million for the first quarter of fiscal 2024 and fiscal 2023, respectively. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the previous table include $73 million and $76 million for facilities leases with affiliates at June 30, 2023 and March 31, 2023, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

June 30,
Years ending March 31,	2023
2024	$13
2025	15
2026	14
2027	13
2028	13
Thereafter	33
Total	$101
Present value discount	(10)
Total operating lease liability	$91

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

June 30,
2023
ROU assets	$80
Weighted average remaining lease term (in years)	7.4
Weighted average discount rate	2.87%

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2023 and March 31, 2023.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of June 30, 2023, we determined that it is not probable that we will be required to make any material payments in the future. As of June 30, 2023 and March 31, 2023, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $54 million for the three months ended June 30, 2023, compared to $51 million for the same period in fiscal 2023. Our effective tax rate was 10 percent for the three months ended June 30, 2023, compared to 23 percent for the same period in fiscal 2023. The lower effective tax rate for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily attributable to the increase in federal tax credit for commercial electric vehicles in the current period.

In August 2022, the Inflation Reduction Act (“the Act”) was signed into law. The Act modifies climate and clean energy corporate tax provisions, including amendments to the federal tax credit for plug-in vehicles available under current tax law. The Act also includes a 15 percent corporate alternative minimum tax based on modified financial statement net income, applying to tax years beginning after December 31, 2022, which is applicable in fiscal 2024. We do not expect to pay a significant amount of corporate alternative minimum tax in addition to our regular federal income tax in fiscal 2024.

Tax-related Contingencies

As of June 30, 2023, we remain under IRS examination for fiscal 2018 through fiscal 2024.

We periodically review our uncertain tax positions. Our assessment is based on many factors including any ongoing IRS audits. For the three months ended June 30, 2023, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the cumulative federal and state net operating loss carry forwards, deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of investment in marketable securities, and other deferred costs. The total deferred tax liability, net of these deferred tax assets, was $3.5 billion and $3.7 billion at June 30, 2023 and March 31, 2023, respectively. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In April 2023, TMCC entered into a one-year revolving credit agreement with Toyota Motor Sales U.S.A., Inc. (“TMS”), pursuant to which TMS is entitled to borrow a maximum amount of $500 million, and renewed a three-year revolving credit agreement with TMS, pursuant to which TMCC is entitled to borrow a maximum amount of $5 billion. Except for the transactions noted above, as of June 30, 2023, there were no material changes to our related party agreements or relationships as described in our fiscal 2023 Form 10-K. The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended
	June 30,
	2023	2022
Net financing revenues:
Manufacturer's subvention and other revenues	$270	$339
Depreciation on operating leases	$31	$22

Interest expense:
Credit support fees, interest and other expenses	$24	$23

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$38	$40

Investment and other income, net:
Interest and other income	$8	$(6)

Expenses:
Operating and administrative	$24	$21

	June 30,	March 31,
	2023	2023
Assets:
Cash and cash equivalents
Commercial paper	$-	$35

Finance receivables, net
Accounts receivable	$46	$47
Deferred retail subvention income	$(924)	$(922)

Investments in operating leases, net
Investments in operating leases, net	$(244)	$(250)
Deferred lease subvention income	$(347)	$(410)

Other assets
Notes receivable	$1,275	$1,237
Other receivables, net	$86	$89

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$404	$399
Other payables, net	$569	$432
Notes payable	$8	$8

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of June 30, 2023 and March 31, 2023, the subvention receivable from TMNA was $111 million and $79 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of June 30, 2023 and March 31, 2023, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

Our Board of Directors declared and paid cash dividend of approximately $2.5 billion payable to Toyota Financial Services International Corporation during fiscal 2023.

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

	June 30, 2023
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$709	$5	$-	$-	$714
Foreign government and agency obligations	-	13	-	-	13
Municipal debt securities	-	8	-	-	8
Corporate debt securities	-	421	-	-	421
Mortgage-backed securities:
U.S. government agency	-	91	-	-	91
Non-agency residential	-	5	3	-	8
Non-agency commercial	-	49	8	-	57
Asset-backed securities	-	80	41	-	121
Available-for-sale debt securities total	709	672	52	-	1,433
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,076
Total return bond funds	1,625	-	-	-	1,625
Equity mutual funds	925	-	-	-	925
Equity investments total	2,550	-	-	-	3,626
Investments in marketable securities total	3,259	672	52	-	5,059
Derivative assets:
Interest rate swaps	-	1,977	-	-	1,977
Foreign currency swaps	-	64	-	-	64
Counterparty netting and collateral	-	-	-	(1,989)	(1,989)
Derivative assets total	-	2,041	-	(1,989)	52
Assets at fair value	3,259	2,713	52	(1,989)	5,111
Derivative liabilities:
Interest rate swaps	-	(547)	-	-	(547)
Foreign currency swaps	-	(1,035)	-	-	(1,035)
Counterparty netting and collateral	-	-	-	1,581	1,581
Liabilities at fair value	-	(1,582)	-	1,581	(1)
Net assets at fair value	$3,259	$1,131	$52	$(408)	$5,110

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of June 30, 2023 and March 31, 2023, or Consolidated Statements of Income for the three months ended June 30, 2023 and 2022.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2023 and March 31, 2023.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	June 30, 2023
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$80,498	$-	$-	$79,250	$79,250
Wholesale	4,598	-	-	4,600	4,600
Real estate	4,862	-	-	4,812	4,812
Working capital	3,456	-	-	3,361	3,361

Financial liabilities
Unsecured notes and loans payable	$80,912	$-	$77,933	$-	$77,933
Secured notes and loans payable	31,464	-	-	30,869	30,869

	March 31, 2023
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$78,445	$-	$-	$77,649	$77,649
Wholesale	3,972	-	-	3,968	3,968
Real estate	4,981	-	-	4,990	4,990
Working capital	3,113	-	-	3,058	3,058

Financial liabilities
Unsecured notes and loans payable	$78,949	$-	$76,401	$-	$76,401
Secured notes and loans payable	32,736	-	-	32,173	32,173

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

Finance receivables in the previous tables exclude related party transactions which are classified as Level 3 within the fair value hierarchy. The previous tables also exclude related party notes receivables and notes payables recorded in Other assets and Other liabilities on the Consolidated Balance Sheets which are classified as Level 3 within the fair value hierarchy. Refer to Note 11 - Related Party Transaction for additional information.
For Cash and cash equivalents and Restricted cash and cash equivalents on our Consolidated Balance Sheets, the fair value approximates the carrying value and these instruments are classified as Level 1 within the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended June 30, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,904	$-	$-	$2,904
Depreciation on operating leases	1,157	-	-	1,157
Interest expense	899	-	-	899
Net financing revenues	848	-	-	848

Voluntary protection contract revenues and insurance earned premiums	-	271	-	271
Investment and other income, net	114	48	-	162
Net financing and other revenues	962	319	-	1,281

Expenses:
Provision for credit losses	165	-	-	165
Operating and administrative	334	114	-	448
Voluntary protection contract expenses and insurance losses	-	146	-	146
Total expenses	499	260	-	759

Income before income taxes	463	59	-	522
Provision for income taxes	41	13	-	54

Net income	$422	$46	$-	$468

Total assets at June 30, 2023	$132,070	$6,729	$(67)	$138,732

	Three months ended June 30, 2022
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,831	$-	$-	$2,831
Depreciation on operating leases	1,409	-	-	1,409
Interest expense	563	-	-	563
Net financing revenues	859	-	-	859

Voluntary protection contract revenues and insurance earned premiums	-	259	-	259
Investment and other income (loss), net	33	(339)	-	(306)
Net financing and other revenues	892	(80)	-	812

Expenses:
Provision for credit losses	78	-	-	78
Operating and administrative	299	107	-	406
Voluntary protection contract expenses and insurance losses	-	107	-	107
Total expenses	377	214	-	591

Income (loss) before income taxes	515	(294)	-	221
Provision (benefit) for income taxes	125	(74)	-	51

Net income (loss)	$390	$(220)	$-	$170

Total assets at June 30, 2022	$130,054	$6,213	$(135)	$136,132

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three months ended June 30, 2023 and 2022, approximately 84 percent and 83 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three months ended June 30, 2023 and 2022.

We had $2.9 billion and $2.7 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2023 and March 31, 2022, respectively. We recognized $209 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three months ended June 30, 2023, compared to $200 million recognized during the same period in fiscal 2023. As of June 30, 2023, we had unearned voluntary protection contract revenues of $3.0 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $712 million during fiscal 2024, and $2.3 billion thereafter. At June 30, 2022, we had unearned voluntary protection contract revenues of $2.8 billion associated with outstanding contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and currently available information. However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements. We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Part II. Other Information – Item 1A. Risk Factors” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2023 (“fiscal 2023”), including the following:

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

• Risks related to health epidemics and other outbreaks; 

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

Fiscal 2024 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2024 (“fiscal 2024”), the United States (“U.S.”) economy continued to be impacted by uncertainties related to inflationary pressures and high interest rates. The economic conditions, including consumer price increases and high interest rates, have negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs.

Along with a general improvement of inventory levels of new vehicles, industry-wide vehicle sales and sales incentives increased in the U.S. for the first quarter of fiscal 2024, compared to the same period in fiscal 2023. While the industry inventory levels of new vehicles are generally improving, due to increased demand, intermittent production delays resulting from supply shortages affecting the automotive industry, and additional delays affecting the supply chain and logistics networks, Toyota, Lexus, and private-label dealers continue to face new vehicle inventory constraints.

Average used vehicle values in the first quarter of fiscal 2024 remained elevated compared to pre-pandemic levels; however, there has been a decline in values in the current fiscal year. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses.

We continue to maintain broad global access to both domestic and international funding markets. Conditions in the global capital markets were generally stable during the first three months of fiscal 2024; however, persistent inflation and uncertainty regarding the path of U.S. monetary policy led to periods of volatility during the quarter. During the first quarter of fiscal 2024, our interest expense increased as compared to the same period in fiscal 2023 as a result of higher interest rates. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended
	June 30,
(Dollars in millions)	2023	2022
Net income:
Finance operations [1]	$422	$390
Voluntary protection operations [1]	46	(220)
Total net income	$468	$170

1 Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $468 million for the first quarter of fiscal 2024, compared to $170 million for the same period in fiscal 2023. The increase in net income for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to a $468 million increase in investment and other income, net, a $252 million decrease in depreciation on operating leases, and a $73 million increase in total financing revenues, partially offset by a $336 million increase in interest expense, a $87 million increase in provision for credit losses, a $42 million increase in operating and administrative expense, and a $39 million increase in Voluntary protection contract expenses and insurance losses.

Our overall capital position increased $460 million, bringing total shareholder’s equity to $17.0 billion at June 30, 2023 as compared to $16.5 billion at March 31, 2023. Our debt increased to $112.4 billion at June 30, 2023 from $111.7 billion at March 31, 2023. Our debt-to-equity ratio decreased to 6.6 at June 30, 2023 from 6.8 at March 31, 2023.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three months ended
	June 30,		Percentage
(Dollars in millions)	2023	2022	change
Financing revenues:
Operating lease	$1,615	$1,900	(15)%
Retail	1,104	845	31%
Dealer	185	86	115%
Total financing revenues	2,904	2,831	3%
Depreciation on operating leases	1,157	1,409	(18)%
Interest expense	899	563	60%
Net financing revenues	848	859	(1)%
Investment and other income, net	114	33	245%
Net financing and other revenues	962	892	8%
Expenses:
Provision for credit losses	165	78	112%
Operating and administrative	334	299	12%
Total expenses	499	377	32%
Income before income taxes	463	515	(10)%
Provision for income taxes	41	125	(67)%

Net income from finance operations	$422	$390	8%

Our finance operations reported net income of $422 million for the first quarter of fiscal 2024, compared to $390 million for the same period in fiscal 2023. The increase in net income from finance operations for the first quarter of fiscal 2024, compared to the same period in fiscal 2023 was due to a $252 million decrease in depreciation on operating leases, an $84 million decrease in provision for income taxes, an $81 million increase in investment and other income, net, and a $73 million increase in total financing revenues, partially offset by a $336 million increase in interest expense, an $87 million increase in provision for credit losses, and a $35 million increase in operating and administrative expenses.

Financing Revenues

Total financing revenues increased 3 percent during the first quarter of fiscal 2024, as compared to the same period in fiscal 2023 due to the following:

•
Operating lease revenues decreased 15 percent for the first quarter of fiscal 2024, as compared to the same period in fiscal 2023, primarily due to lower average outstanding earning asset balances.
•
Retail financing revenues increased 31 percent for the first quarter of fiscal 2024, as compared to the same period in fiscal 2023, due to higher yields and higher average outstanding earning asset balances.
•
Dealer financing revenues increased 115 percent for the first quarter of fiscal 2024, as compared to the same period in fiscal 2023, due to higher yields and higher average outstanding earning asset balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 5.7 percent for the first quarter of fiscal 2024, compared to 4.7 percent for the same period in fiscal 2023.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $1.2 billion for the first quarter of fiscal 2024, compared to $1.4 billion for the same period in fiscal 2023, primarily due to lower average operating lease units outstanding.

While production of new vehicles has improved in the first quarter of fiscal 2024, compared to the same period in fiscal 2023, we continue to face vehicle inventory constraints. In addition to the ongoing supply chain shortages affecting the automotive industry and delays affecting the supply chain and logistics networks, we have the challenge of increasing inventory levels of new vehicles to overcome the growing demand. The new vehicle inventory constraints and higher off-lease vehicle purchases by consumers and dealers have led to elevated levels of average used vehicle values; however, there has been a decline in values in the current fiscal year.

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

	Three months ended
	June 30,
(Dollars in millions)	2023	2022
Interest expense on debt	$1,087	$446
Interest income on derivatives	(209)	(62)
Interest expense on debt and derivatives	878	384

Losses (gains) on debt denominated in foreign currencies	36	(591)
Losses on foreign currency swaps	44	712
(Gains) losses on U.S. dollar interest rate swaps	(59)	58
Total interest expense	$899	$563

During the first quarter of fiscal 2024, total interest expense increased to $899 million from $563 million for the same period in fiscal 2023. The increase in total interest expense for the first quarter of fiscal 2024, is attributable to an increase in interest expense on debt and derivatives combined, losses on foreign currency swaps and debt denominated in foreign currencies, partially offset by gains on U.S. dollar interest rate swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs. During the first quarter of fiscal 2024, interest expense on debt and derivatives combined increased to $878 million from $384 million for the same period in fiscal 2023. The increase in interest expense on debt is primarily due to an increase in weighted average interest rates. The increase in interest income on derivatives is primarily due to an increase in net interest income on pay-fixed swaps, partially offset by an increase in net interest expense on pay-float swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments. We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first quarter of fiscal 2024 and 2023, we recorded net losses of $80 million and $121 million, respectively, primarily due to increases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first quarter of fiscal 2024, we recorded gains of $59 million due to an upward shift of U.S. dollar swap rates resulting in gains on pay-fixed swaps exceeding losses on our pay-float swaps and gains due to passage of time. These gains were partially offset by losses due to net interest income on our pay fixed swaps. During the first quarter of fiscal 2023, we recorded losses of $58 million as losses on pay-float swaps exceeded gains on pay-fixed swaps, primarily due to increases in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $114 million for the first quarter of fiscal 2024, compared to $33 million for the same period in fiscal 2023. The increase in investment and other income, net for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to higher yields on our investment in marketable securities portfolio.

Provision for Credit Losses

We recorded a provision for credit losses of $165 million for the first quarter of fiscal 2024, compared to $78 million for the same period in fiscal 2023. The increase in the provision for credit losses for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was due to an increase in size of our retail loan portfolio, an increase in consumer delinquencies and charge-offs as well as higher expectations of credit losses in the retail loan portfolio.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $334 million for the first quarter of fiscal 2024, compared to $299 million for the same period in fiscal 2023. The increase in operating and administrative expenses for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to higher technology expenses and general operating expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Three months ended
	June 30,		Percentage
	2023	2022	change
Contracts (units in thousands)
Issued	790	770	3%
Average in force	10,677	10,240	4%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$271	$259	5%
Investment and other income (loss), net	48	(339)	(114)%
Revenues from voluntary protection operations	319	(80)	(499)%
Expenses:
Voluntary protection contract expenses and insurance losses	146	107	36%
Operating and administrative	114	107	7%
Total expenses	260	214	21%
Income (loss) before income taxes	59	(294)	(120)%
Provision (benefit) for income taxes	13	(74)	(118)%
Net income (loss) from voluntary protection operation	$46	$(220)	(121)%

Our voluntary protection operations reported net income of $46 million for the first quarter of fiscal 2024, compared to net loss of $220 million for the same period in fiscal 2023. The increase in net income from voluntary protection operations for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to a $387 million increase in investment and other income, net, partially offset by an $87 million increase in provision for income taxes and a $39 million increase in voluntary protection contract expenses and insurance losses.

Contracts issued increased 3 percent for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, primarily due to growth in our private label business. The average number of contracts in force increased 4 percent for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, due to net growth in the voluntary protection portfolio compared to prior years, primarily in prepaid maintenance and tire and wheel contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $271 million for the first quarter of fiscal 2024, compared to $259 million for the same period in fiscal 2023. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio from prior years.

Investment and Other Income (Loss), Net

Our voluntary protection operations reported investment and other income, net of $48 million for the first quarter of fiscal 2024, compared to investment and other loss, net of $339 million for the same period in fiscal 2023. Investment and other income (loss), net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other income, net for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected, as a result of market volatility.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $146 million for the first quarter of fiscal 2024, compared to $107 million for the same period in fiscal 2023. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to an increase in frequency and severity of claims in our vehicle service, guaranteed auto protection, and tire and wheel contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $114 million for the first quarter of fiscal 2024, compared to $107 million for the same period in fiscal 2023. The increase in operating and administrative expenses for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily attributable to higher product expenses driven by the continued growth of our voluntary protection product business.

Provision for Income Taxes

We recorded a provision for income taxes of $54 million for the first quarter of fiscal 2024, compared to $51 million for the same period in fiscal 2023. Our effective tax rate was 10 percent for the first quarter of fiscal 2024, compared to 23 percent for the same period in fiscal 2023. The lower effective tax rate for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily attributable to the increase in federal tax credit for commercial electric vehicles in the current period.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended
	June 30,		Percentage
(Units in thousands):	2023	2022	change
Vehicle financing volume [1]:
New retail contracts	197	175	13%
Used retail contracts	106	124	(15)%
Lease contracts	81	63	29%
Total	384	362	6%

TMNA subvened vehicle financing volume [2]:
New retail contracts	111	93	19%
Used retail contracts	12	8	50%
Lease contracts	54	36	50%
Total	177	137	29%

Market share of TMNA sales [3]:	53.8%	53.5%

1
Total financing volume was comprised of approximately 64 percent Toyota, 15 percent Lexus, 15 percent Mazda, and 6 percent non-Toyota/Lexus/Mazda for the first quarter of fiscal 2024. Total financing volume was comprised of approximately 67 percent Toyota, 15 percent Lexus, 10 percent Mazda, and 8 percent non-Toyota/Lexus/Mazda for the first quarter of fiscal 2023.
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

Our financing volume increased 6 percent for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, primarily due to higher total levels of subvention and other incentives programs. While production of new vehicles has improved in the first quarter of fiscal 2024, compared to the same period in fiscal 2023, we continue to face vehicle inventory constraints. In addition to the ongoing supply chain shortages affecting the automotive industry and delays affecting the supply chain and logistics networks, we have the challenge of increasing inventory levels of new vehicles to overcome the growing demand.

Our market share of TMNA sales remained relatively unchanged for the first quarter of fiscal 2024, compared to the same period in fiscal 2023.

The composition of our net earning assets is summarized below:

	June 30,	March 31,	Percentage
(Dollars in millions)	2023	2023	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$80,255	$78,216	3%
Dealer financing, net [1]	12,907	12,064	7%
Total finance receivables, net	93,162	90,280	3%
Investments in operating leases, net	29,131	29,869	(2)%
Net earning assets	$122,293	$120,149	2%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,258	1,264	0%
Dealers outside of the Toyota/Lexus/private label dealer network	389	393	(1)%
Total number of dealers receiving wholesale financing	1,647	1,657	(1)%

1 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 13 percent for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, primarily due to higher levels of subvention and other incentives programs. Our used retail contracts decreased 15 percent for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, due to increased competition in the used vehicle marketplace caused by the reduction in new vehicle inventory levels.

Our retail finance receivables, net increased 3 percent at June 30, 2023 as compared to March 31, 2023 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 29 percent for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, primarily due to higher levels of subvention and other incentives programs. Our investments in operating leases, net, decreased 2 percent at June 30, 2023, as compared to March 31, 2023 due to lower average operating lease units outstanding, partially offset by higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 7 percent at June 30, 2023, as compared to March 31, 2023, primarily due to an increase in wholesale and revolving credit financing.

While dealer inventory levels of new vehicles have improved, the ongoing supply chain shortages affecting the automotive industry, additional delays affecting the supply chain and logistics networks, and the challenge of increasing inventory levels of new vehicles to overcome the growing demand, have resulted in lower dealer new vehicle inventory levels.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended
	June 30,		Percentage
	2023	2022	change
Depreciation on operating leases (dollars in millions)	$1,157	$1,409	(18)%
Average operating lease units outstanding (in thousands)	1,033	1,219	(15)%

Depreciation expense on operating leases decreased 18 percent for the first quarter of fiscal 2024, compared to the same period in fiscal 2023, primarily due to lower average operating lease units outstanding.

While production of new vehicles has improved in the first quarter of fiscal 2024, compared to the same period in fiscal 2023, we continue to face vehicle inventory constraints. In addition to the ongoing supply chain shortages affecting the automotive industry and delays affecting the supply chain and logistics networks, we have the challenge of increasing inventory levels of new vehicles to overcome the growing demand. The new vehicle inventory constraints and higher off-lease vehicle purchases by consumers and dealers have led to elevated levels of average used vehicle values; however, there has been a decline in values in the current fiscal year.

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

The following table provides information related to our origination experience:

	June 30,	March 31,	June 30,
	2023	2023	2022
Average consumer portfolio origination FICO score	751	744	742
Average consumer retail loan origination term (months) [1]	69	69	69

1 Retail loan origination greater than or equal to 78 months was 10% as of June 30, 2023, March 31, 2023, and June 30, 2022, respectively.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2023 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	June 30,	March 31,	June 30,
	2023	2023	2022
Net charge-offs as a percentage of average finance receivables [1,5]	0.52%	0.54%	0.33%
Default frequency as a percentage of outstanding finance receivables contracts [1]	1.19%	0.89%	0.83%
Average finance receivables loss severity per unit [2]	$13,441	$12,425	$10,588
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.65%	0.61%	0.49%
Operating leases	0.42%	0.40%	0.30%

1 The ratio for net charge-offs and the ratio for default frequency have been annualized using three-month results for the periods ended June 30, 2023 and 2022. Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

2 Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.

3 Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.

4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

5 Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Our net charge-offs as a percentage of average finance receivables for the first quarter of fiscal 2024 increased to 0.52 percent from 0.33 percent for the same period in fiscal 2023. Our default frequency as a percentage of outstanding finance receivable contracts increased to 1.19 percent for the first quarter of fiscal 2024, compared to 0.83 percent in the same period in fiscal 2023. Our average finance receivables loss severity per unit for the first quarter of fiscal 2024 increased to $13,441 from $10,588 in the first quarter of fiscal 2023. The increases in net charge-offs, default frequency, and loss severity per unit were due to an increase in full balance charge-offs, higher average amounts financed, and higher delinquencies.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.65 percent at June 30, 2023, compared to 0.49 percent at June 30, 2022, and 0.61 percent at March 31, 2023. Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.42 percent at June 30, 2023, compared to 0.30 percent at June 30, 2022, and 0.40 percent at March 31, 2023. The economic conditions, including consumer price increases and high interest rates, have negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended
	June 30,
(Dollars in millions)	2023	2022
Allowance for credit losses at beginning of period	$1,513	$1,272
Charge-offs	(134)	(91)
Recoveries	29	15
Provision for credit losses	165	78
Allowance for credit losses at end of period [1]	$1,573	$1,274

1 Ending balance as of June 30, 2023 and 2022 include $28 million and $26 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance-sheet lending commitments.

Our allowance for credit losses increased by $299 million from $1.3 billion at June 30, 2022 to $1.6 billion at June 30, 2023, due to an increase in size of our retail loan portfolio, an increase in consumer delinquencies and charge-offs as well as higher expectations of credit losses in the retail loan portfolio.

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

Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” and Note 12 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2023 Form 10-K, as well as in Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments as well as certain available-for-sale debt securities, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $5.8 billion to $10.2 billion with an average balance of $7.5 billion during the quarter ended June 30, 2023. The amount of excess funds we hold may fluctuate, depending on market conditions and other factors. We also have access to liquidity under the $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of June 30, 2023, was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations. Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our fiscal 2023 Form 10-K for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of June 30, 2023, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2023 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	June 30, 2023			March 31, 2023
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$16,949	$16,737	5.32%	$16,946	$16,737	5.01%
U.S. medium term note ("MTN") program	47,827	47,674	3.35%	45,727	45,576	3.11%
Euro medium term note ("EMTN") program	11,778	11,703	2.07%	12,104	12,022	2.10%
Other debt	4,800	4,798	5.40%	4,616	4,614	5.08%
Total Unsecured notes and loans payable	81,354	80,912	3.69%	79,393	78,949	3.48%
Secured notes and loans payable	31,511	31,464	4.02%	32,777	32,736	3.76%
Total debt	$112,865	$112,376	3.79%	$112,170	$111,685	3.56%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2023	$16,946	$45,727	$12,104	$4,616	$79,393
Issuances	3	4,700	-	184	4,887
Maturities and terminations	-	(2,600)	(369)	-	(2,969)
Non-cash changes in foreign currency rates	-	-	43	-	43
Balance at June 30, 2023	$16,949	$47,827	$11,778	$4,800	$81,354

1 Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $16.7 billion to $17.8 billion during the quarter ended June 30, 2023, with an average outstanding balance of $17.1 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2023	$32,777
Issuances	2,622
Maturities and terminations	(3,888)
Balance at June 30, 2023	$31,511

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2024. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of June 30, 2023 and March 31, 2023, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of June 30, 2023 and March 31, 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal 2025. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.0 billion and $5.5 billion of this facility as of June 30, 2023 and March 31, 2023, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of June 30, 2023, TMCC had committed bank credit facilities totaling $4.4 billion of which $2.0 billion, $300 million, $1.8 billion, and $300 million mature in fiscal 2024, 2025, 2026, and 2027, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of June 30, 2023 and March 31, 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal 2026. This credit facility was not drawn upon and had no outstanding balance as of June 30, 2023 and March 31, 2023.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization. Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization. Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC. Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2023 Form 10-K.

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

LIBOR TRANSITION

While the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) tenors continued to be published until June 30, 2023, U.S. banking agencies issued guidance that financial institutions should cease using U.S. dollar LIBOR as a reference rate in new contracts after December 31, 2021. We were exposed to LIBOR-based financial instruments, including through our dealer financing activities, derivative contracts, secured and unsecured debt, and investment securities. To facilitate an orderly transition from LIBOR to alternative reference rates (“ARRs”), we established an initiative led by senior management, with Board and committee oversight, to assess, monitor and mitigate risks associated with the expected discontinuation of LIBOR, to achieve operational readiness and engage impacted borrowers and counterparties in connection with the transition to ARRs. Our efforts under this initiative included monitoring developments and the usage of ARRs, monitoring the regulatory and financial reporting guidance, as well as reviewing and updating current legal contracts, internal systems and processes to accommodate the use of ARRs.

We have not entered into new contracts that use LIBOR as a reference rate after December 31, 2021, and as of June 30, 2023, we have substantially completed the transition from LIBOR to ARRs, and we remain on track to transition our remaining LIBOR exposure to ARRs as coupon rate resets occur. This effort has included transitioning various borrowing arrangements and derivative contracts to SOFR linked rates and updating various lending arrangements to Prime.

Refer to Part I, Item 1A. Risk Factors – “The transition away from LIBOR and the adoption of ARRs could adversely impact our business and results of operations” in our fiscal 2023 Form 10-K for further discussion.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make certain estimates which affect reported financial results. The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analyses, and management judgment. Changes in the evaluation of these factors may have a significant impact on the consolidated financial statements. Additionally, due to inherent uncertainties in making estimates, actual results could differ from those estimates, and those differences could be material. The critical accounting estimates that affect the consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates” in our fiscal 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of June 30, 2023, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

For a discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements - Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements – Litigation and Governmental Proceedings.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000	(2)

10.1	Revolving Credit Agreement, dated as of April 1, 2023, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(3)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.CAL	Inline XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	Inline XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	Inline XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	Inline XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 3, 2023	By	/s/ Mark S. Templin
Mark S. Templin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By	/s/ Scott Cooke
Scott Cooke
Senior Vice President and Chief Financial Officer (Principal Financial Officer)