Form 10-Q
period 2023-12-31
TOYOTA MOTOR CREDIT CORP
filed 2024-02-07
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 31, 2024, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Financing revenues:
Operating lease	$1,548	$1,743	$4,734	$5,460
Retail	1,297	974	3,610	2,719
Dealer	253	139	644	332
Total financing revenues	3,098	2,856	8,988	8,511
Depreciation on operating leases	1,063	1,262	3,145	3,976
Interest expense	1,230	765	3,401	2,033
Net financing revenues	805	829	2,442	2,502

Voluntary protection contract revenues and insurance earned premiums	282	263	831	785
Investment and other income (loss), net	495	240	639	(204)
Net financing revenues and other revenues	1,582	1,332	3,912	3,083

Expenses:
Provision for credit losses	206	278	592	569
Operating and administrative	517	463	1,414	1,313
Voluntary protection contract expenses and insurance losses	143	115	434	336
Total expenses	866	856	2,440	2,218

Income before income taxes	716	476	1,472	865
Provision for income taxes	113	112	154	212

Net income	$603	$364	$1,318	$653

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income	$603	$364	$1,318	$653
Other comprehensive income, net of tax
Net unrealized gains (losses) on available-for-sale debt securities [net of tax (provision) benefit of ($8), $0, $0 and $14, respectively]	30	3	1	(48)
Reclassification of net (losses) gains realized on available-for-sale debt securities included in investment and other income, net [net of tax provision of $0, $0, $0 and $0, respectively]	-	-	(1)	2
Other comprehensive income (loss)	30	3	-	(46)
Comprehensive income	$633	$367	$1,318	$607

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	December 31,	March 31,
	2023	2023
ASSETS
Cash and cash equivalents	$6,458	$6,398
Restricted cash and cash equivalents	1,992	2,090
Investments in marketable securities	4,873	5,037
Finance receivables, net of allowance for credit losses of $1,605 and $1,489, respectively	100,884	90,280
Investments in operating leases, net	28,571	29,869
Other assets	4,040	3,921
Total assets	$146,818	$137,595

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$119,006	$111,685
Deferred income taxes	3,225	3,727
Other liabilities	6,760	5,674
Total liabilities	128,991	121,086

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2023 and March 31, 2023	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(57)	(57)
Retained earnings	16,967	15,649
Total shareholder's equity	17,827	16,509
Total liabilities and shareholder's equity	$146,818	$137,595

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	December 31,	March 31,
	2023	2023
ASSETS
Finance receivables, net	$29,762	$28,764
Investments in operating leases, net	11,256	11,063
Other assets	143	108
Total assets	$41,161	$39,935

LIABILITIES
Debt	$33,262	$32,736
Other liabilities	62	51
Total liabilities	$33,324	$32,787

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended December 31, 2023
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at September 30, 2023	$915	$2	$(87)	$16,364	$17,194

Net income	-	-	-	603	603
Other comprehensive income, net of tax	-	-	30	-	30
Balance at December 31, 2023	$915	$2	$(57)	$16,967	$17,827

	Nine months ended December 31, 2023
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2023	$915	$2	$(57)	$15,649	$16,509

Net income	-	-	-	1,318	1,318
Other comprehensive income, net of tax	-	-	-	-	-
Balance at December 31, 2023	$915	$2	$(57)	$16,967	$17,827

	Three months ended December 31, 2022
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at September 30, 2022	$915	$2	$(70)	$17,494	$18,341

Net income	-	-	-	364	364
Other comprehensive income, net of tax	-	-	3	-	3
Balance at December 31, 2022	$915	$2	$(67)	$17,858	$18,708

	Nine months ended December 31, 2022
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2022	$915	$2	$(21)	$17,205	$18,101

Net income	-	-	-	653	653
Other comprehensive loss, net of tax	-	-	(46)	-	(46)
Balance at December 31, 2022	$915	$2	$(67)	$17,858	$18,708

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,318	$653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,200	4,035
Recognition of deferred income and fees	(1,151)	(1,436)
Provision for credit losses	592	569
Amortization of deferred costs	772	781
Foreign currency and other adjustments to the carrying value of financial instruments, net	325	(129)
Net (gains) losses from investments in marketable securities	(103)	508
Net change in:
Derivative assets	6	7
Other assets and accrued interest	(14)	(1,874)
Deferred income taxes	(502)	1,598
Derivative liabilities	32	(24)
Other liabilities	1,000	(513)
Net cash provided by operating activities	5,475	4,175

Cash flows from investing activities:
Purchase of investments in marketable securities	(548)	(1,637)
Proceeds from sales of investments in marketable securities	735	1,458
Proceeds from maturities of investments in marketable securities	80	44
Acquisition of finance receivables	(41,089)	(37,647)
Collection of finance receivables	32,684	30,930
Net change in certain wholesale receivables	(2,793)	(887)
Acquisition of investments in operating leases	(9,865)	(6,981)
Disposals of investments in operating leases	8,616	8,396
Long term loans to affiliates	(1,010)	(670)
Payments on long term loans from affiliates	669	250
Net change in financing support provided to affiliates	56	26
Other, net	(30)	(62)
Net cash used in investing activities	(12,495)	(6,780)

Cash flows from financing activities:
Proceeds from issuance of debt	29,718	26,514
Payments on debt	(23,192)	(24,539)
Net change in commercial paper and other short-term financing	456	(892)
Net change in financing support provided by affiliates	-	47
Net cash provided by financing activities	6,982	1,130
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(38)	(1,475)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	8,488	9,735
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$8,450	$8,260
Supplemental disclosures:
Interest paid, net	$2,785	$1,465
Income taxes paid, net	$31	$1,000

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and nine months ended December 31, 2023 and 2022 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain prior period amounts have been reclassified to conform to current period presentation. In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2023, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2024 (“fiscal 2024”).

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

Other Matters

In fiscal 2022, TMCC announced, in furtherance of its private label financial services initiative for third party automotive and mobility companies, that we entered into a nonbinding letter of intent with Great American Outdoors Group LLC, the parent company of Bass Pro Shops, Cabela’s and the White River Marine Group (“Bass Pro Shops”) to provide private label financial services for Bass Pro Shops' boats, all-terrain vehicle products, and other mobility products. The Company began to provide inventory financing for Bass Pro Shops, its affiliates, and authorized independent dealers in fiscal 2023, and began to provide additional private label services, including consumer financing and voluntary protection products and services in fiscal 2024. We are leveraging our existing processes and personnel to originate and service the new assets, and we have made certain technology investments to support the Bass Pro Shops program. We did not acquire any existing Bass Pro Shops assets or liabilities pursuant to the agreement, and we do not expect launch costs to be significant.

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

Accounting Guidance Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for us on March 31, 2025, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), requiring more granular disclosure of the components of income taxes. This ASU is effective for us on March 31, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income (loss), net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of December 31, 2023 and March 31, 2023, we held AFS debt securities for which the fair value option was elected of $798 million and $770 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $58 million and $57 million as of December 31, 2023 and March 31, 2023, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other income (loss), net in our Consolidated Statements of Income. Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income (loss), net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$814	$2	$(71)	$745
Foreign government and agency obligations	10	-	(1)	9
Municipal debt securities	8	-	-	8
Corporate debt securities	466	3	(47)	422
Mortgage-backed securities:
U.S. government agency	120	1	(3)	118
Non-agency residential	9	-	(1)	8
Non-agency commercial	65	-	(9)	56
Asset-backed securities	124	1	(6)	119
Total available-for-sale debt securities	$1,616	$7	$(138)	$1,485
Equity investments				3,388
Total investments in marketable securities				$4,873

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

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$322	$(7)	$322	$(64)	$644	$(71)
Foreign government and agency obligations	1	-	9	(1)	10	(1)
Municipal debt securities	-	-	2	-	2	-
Corporate debt securities	18	(2)	346	(45)	364	(47)
Mortgage-backed securities
U.S. Government agency	33	-	42	(3)	75	(3)
Non-agency residential	-	-	8	(1)	8	(1)
Non-agency commercial	1	-	53	(9)	54	(9)
Asset-backed securities	4	(1)	58	(5)	62	(6)
Total available-for-sale debt securities	$379	$(10)	$840	$(128)	$1,219	$(138)

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

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of December 31, 2023 and March 31, 2023, management determined that credit losses did not exist for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Available-for-sale debt securities:
Unrealized gains (losses) on securities for which the fair value option was elected	$50	$16	$-	$(41)
Realized losses on sales	$(1)	$(8)	$(3)	$(33)

Equity investments:
Unrealized gains (losses)	$318	$80	$184	$(415)
Realized losses on sales	$(78)	$(4)	$(78)	$(19)

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2023
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$61	$60
Due after 1 year through 5 years	312	297
Due after 5 years through 10 years	486	464
Due after 10 years	439	363
Mortgage-backed and asset-backed securities [1]	318	301
Total	$1,616	$1,485

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

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2023	2023
Retail receivables [1]	$85,975	$79,515
Dealer financing	16,379	12,123
	102,354	91,638

Deferred origination costs	1,417	1,315
Deferred income	(1,282)	(1,184)
Allowance for credit losses
Retail receivables	(1,533)	(1,430)
Dealer financing	(72)	(59)
Total allowance for credit losses	(1,605)	(1,489)
Finance receivables, net	$100,884	$90,280

1 Includes gross securitized retail receivables of $30.1 billion and $29.0 billion as of December 31, 2023 and March 31, 2023, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $398 million and $284 million at December 31, 2023 and March 31, 2023, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2023
	2024	2023	2022	2021	2020	2019 and Prior	Total
Aging of finance receivables:
Current	$27,968	$24,650	$16,640	$9,777	$3,279	$1,098	$83,412
30-59 days past due	253	582	537	319	120	78	1,889
60-89 days past due	62	168	159	91	35	27	542
90 days or greater past due	32	89	74	41	15	16	267
Total	$28,315	$25,489	$17,410	$10,228	$3,449	$1,219	$86,110
Gross Charge-Offs	$10	$198	$191	$82	$29	$26	$536

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Total
Aging of finance receivables:
Current	$32,377	$22,585	$14,278	$5,555	$2,178	$846	$77,819
30-59 days past due	306	439	285	125	71	44	1,270
60-89 days past due	90	135	82	35	21	15	378
90 days or greater past due	47	63	33	16	9	11	179
Total	$32,820	$23,222	$14,678	$5,731	$2,279	$916	$79,646

The amortized cost of retail loan portfolio excludes accrued interest of $319 million and $235 million at December 31, 2023 and March 31, 2023, respectively. The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2023
	2024	2023	2022	2021	2020	2019 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$6,912	$6,912
Credit Watch	-	-	-	-	-	-	139	139
At Risk	-	-	-	-	-	-	81	81
Default	-	-	-	-	-	-	11	11
Wholesale total	$-	$-	$-	$-	$-	$-	$7,143	$7,143
Real estate
Performing	$868	$1,084	$899	$897	$129	$849	$13	$4,739
Credit Watch	26	5	4	8	-	-	-	43
At Risk	-	-	7	-	-	1	-	8
Default	-	-	-	24	-	-	-	24
Real estate total	$894	$1,089	$910	$929	$129	$850	$13	$4,814
Working Capital
Performing	$512	$598	$263	$139	$110	$168	$2,604	$4,394
Credit Watch	11	2	-	-	-	-	1	14
At Risk	-	-	1	-	-	-	-	1
Default	-	-	-	13	-	-	-	13
Working capital total	$523	$600	$264	$152	$110	$168	$2,605	$4,422
Total	$1,417	$1,689	$1,174	$1,081	$239	$1,018	$9,761	$16,379

For the three and nine months ended December 31, 2023, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $79 million and $49 million at December 31, 2023 and March 31, 2023, respectively. As of December 31, 2023 and March 31, 2023, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was not significant, respectively.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	December 31, 2023
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,889	$542	$267	$2,698	$83,412	$86,110	$187
Wholesale	-	-	-	-	7,143	7,143	-
Real estate	-	-	-	-	4,814	4,814	-
Working capital	-	-	-	-	4,422	4,422	-
Total	$1,889	$542	$267	$2,698	$99,791	$102,489	$187

	March 31, 2023
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,270	$378	$179	$1,827	$77,819	$79,646	$111
Wholesale	-	-	-	-	3,964	3,964	-
Real estate	-	-	-	-	4,975	4,975	-
Working capital	-	-	-	-	3,184	3,184	-
Total	$1,270	$378	$179	$1,827	$89,942	$91,769	$111

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net (Continued)

Loan Modifications

Under certain circumstances, we may agree to modify the terms of an existing loan with a borrower for various reasons, including a borrower experiencing financial difficulties. We evaluate all loan modifications, which generally represent a continuation of the existing loan and not a new loan. For borrowers experiencing financial difficulties within the retail loan portfolio segment, we may provide contract term extensions. For borrowers experiencing financial difficulties within the dealer product portfolio segment, we may provide contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three. The effect of these modifications is already included in the allowance for credit losses because our estimated allowance represents currently expected credit losses.

The amortized cost at December 31, 2023 of the loans modified during the three and nine months ended December 31, 2023 was not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were not significant for the three and nine months ended December 31, 2023.

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2022, was not significant for each class of finance receivables. Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer. For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three. Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during the three and nine months ended December 31, 2022.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings. The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal. For the three and nine months ended December 31, 2022, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended December 31, 2023
	Retail loan	Dealer products	Total

Beginning balance, October 1, 2023	$1,529	$99	$1,628
Charge-offs	(211)	-	(211)
Recoveries	27	-	27
Provision for credit losses	188	18	206
Ending balance, December 31, 2023 ¹	$1,533	$117	$1,650

	Nine months ended December 31, 2023
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2023	$1,430	$83	$1,513
Charge-offs	(536)	-	(536)
Recoveries	81	-	81
Provision for credit losses	558	34	592
Ending balance, December 31, 2023 ¹	$1,533	$117	$1,650

1 Ending balance includes $45 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

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

Finance receivables for the dealer products portfolio segment as of December 31, 2023, includes $1.4 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $230 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of December 31, 2022, includes $983 million in finance receivables that are guaranteed by TMNA, and $203 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

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

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2023	2023
Investments in operating leases [1]	$36,403	$38,811
Deferred income	(551)	(694)
Accumulated depreciation	(7,281)	(8,248)
Investments in operating leases, net	$28,571	$29,869

1 Includes gross securitized investments in operating leases of $15.3 billion as of December 31, 2023 and March 31, 2023, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2023, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	December 31, 2023		March 31, 2023
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$61,513	$1,279	$56,799	$1,888
Foreign currency swaps	2,680	141	1,237	49
Total	$64,193	$1,420	$58,036	$1,937

Counterparty netting		(390)		(659)
Collateral held		(985)		(1,227)
Carrying value of derivative contracts – Other assets		$45		$51

Other liabilities:
Interest rate swaps	$47,880	$104	$46,082	$468
Foreign currency swaps	6,393	748	6,447	1,002
Total	$54,273	$852	$52,529	$1,470

Counterparty netting		(390)		(659)
Collateral posted		(413)		(794)
Carrying value of derivative contracts – Other liabilities		$49		$17

As of December 31, 2023 and March 31, 2023, we held excess collateral and variation margin of $12 million and $23 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. As of December 31, 2023 and March 31, 2023, we posted initial margin, excess collateral, and variation margin of $240 million and $265 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Interest expense on debt	$1,306	$845	$3,581	$1,914
Interest income on derivatives	(165)	(186)	(579)	(368)
Interest expense on debt and derivatives	1,141	659	3,002	1,546

Losses (gains) on debt denominated in foreign currencies	393	532	150	(649)
(Gains) losses on foreign currency swaps	(655)	(509)	(359)	947
Losses on U.S. dollar interest rate swaps	351	83	608	189
Total interest expense	$1,230	$765	$3,401	$2,033

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	December 31, 2023			March 31, 2023
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$86,258	$85,744	4.09%	$79,393	$78,949	3.48%
Secured notes and loans payable	33,311	33,262	4.55%	32,777	32,736	3.76%
Total debt	$119,569	$119,006	4.22%	$112,170	$111,685	3.56%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates. Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amount outstanding under our commercial paper programs was $17.1 billion and $16.7 billion as of December 31, 2023 and March 31, 2023.

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

Note 7 – Debt and Credit Facilities (Continued)

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), a wholly owned subsidiary, and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal years ending March 31, 2025, 2027, and 2029, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of December 31, 2023 and March 31, 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2025. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.8 billion and $5.5 billion of this facility as of December 31, 2023 and March 31, 2023, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of December 31, 2023, TMCC had committed bank credit facilities totaling $4.4 billion, of which $350 million, $2.1 billion, $350 million, and $1.6 billion mature in fiscal years ending March 31, 2024, 2025, 2026, and 2027, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2023 and March 31, 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal year ending March 31, 2026. This credit facility was not drawn upon and had no outstanding balance as of December 31, 2023 and March 31, 2023.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	December 31, 2023
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,331	$29,762	$109	$25,837	$50
Investments in operating leases	661	11,256	34	7,425	12
Total	$1,992	$41,018	$143	$33,262	$62

	March 31, 2023
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,434	$28,764	$85	$25,155	$41
Investments in operating leases	656	11,063	23	7,581	10
Total	$2,090	$39,827	$108	$32,736	$51

Restricted Cash, including restricted cash equivalents, shown in the previous tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the previous tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion and $1.5 billion of securities retained by TMCC at December 31, 2023 and March 31, 2023, respectively. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Non-consolidated Variable Interest Entities

We provide lending to Toyota and Lexus dealers through the Toyota Dealer Investment Group’s Dealer Capital Program (“TDIG Program”) operated by our affiliate TMNA, which has an equity interest in these dealerships. Dealers participating in this program have been determined to be VIEs. We do not consolidate the dealerships in this program as we are not the primary beneficiary. Any exposure to loss is limited to the amount of the credit facility. Amounts due from these dealers under the TDIG Program that are classified as Finance receivables, net on our Consolidated Balance Sheets at December 31, 2023 and March 31, 2023 and revenues earned from these dealers for the three and nine months ended December 31, 2023 and 2022 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2023	2023
Commitments:
Credit facilities commitments with dealers	$3,079	$3,153
Commitments under operating lease agreements	$118	106
Total commitments	$3,197	3,259
Guarantees of affiliate pollution control and solid waste disposal bonds	$100	100
Total commitments and guarantees	$3,297	$3,359

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

Lease Commitments

Our operating lease portfolio consists of real estate leases. Total operating lease expense, including payments to affiliates, was $19 million and $7 million for the first nine months and third quarter of fiscal 2024, as compared to $25 million and $10 million for the same periods in fiscal 2023, respectively. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the previous table include $69 million and $76 million for facilities leases with affiliates at December 31, 2023 and March 31, 2023, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Our commitments under operating lease agreements are summarized below:

December 31,
Years ending March 31,	2023
2024	$4
2025	16
2026	15
2027	15
2028	15
Thereafter	53
Total	$118
Present value discount	(17)
Total operating lease liability	$101

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term.

The following table provides additional information related to operating lease agreements for which we are the lessee:

December 31,
2023
ROU assets	$93
Weighted average remaining lease term (in years)	7.4
Weighted average discount rate	3.70%

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2023 and March 31, 2023.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of December 31, 2023, we determined that it is not probable that we will be required to make any material payments in the future. As of December 31, 2023 and March 31, 2023, no amounts have been recorded under these indemnification provisions.

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

On November 24, 2020, the Consumer Financial Protection Bureau (“CFPB”) issued a civil investigative demand to the Company seeking, among other things, certain information relating to the Company’s vehicle and payment protection products and credit reporting policies and procedures and reporting records. On November 20, 2023, the Company reached a voluntary agreement with the CFPB that addresses voluntary protection products and the furnishing of information to consumer reporting agencies at lease end. The Company entered into a consent order (the “Consent Order”) with the CFPB to reflect this settlement.

Pursuant to the Consent Order, without admitting or denying any of the allegations, findings of fact, or conclusions of law (except to establish jurisdiction), we agreed to modify certain practices to better serve our customers and will pay $60 million in customer restitution and penalties.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $113 million and $154 million for the three and nine months ended December 31, 2023, respectively, compared to $112 million and $212 million for the same periods in fiscal 2023. Our effective tax rate was 16 percent and 10 percent for the three and nine months ended December 31, 2023, respectively, compared to 24 percent and 25 percent for the same periods in fiscal 2023. The lower effective tax rate for the three and nine months ended December 31, 2023, compared to the same periods in fiscal 2023, was primarily attributable to the increase in federal tax credit for commercial electric vehicles in the current periods.

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

Tax-related Contingencies

As of December 31, 2023, we remain under IRS examination for fiscal 2018 through fiscal 2024.

We periodically review our uncertain tax positions. Our assessment is based on many factors including any ongoing IRS audits. For the three months ended December 31, 2023, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the cumulative state net operating loss carry forwards, deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of investment in marketable securities, and other deferred costs. The total deferred tax liability, net of these deferred tax assets, was $3.2 billion and $3.7 billion at December 31, 2023 and March 31, 2023, respectively. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In April 2023, TMCC entered into a one-year revolving credit agreement with Toyota Motor Sales U.S.A., Inc. (“TMS”), pursuant to which TMS is entitled to borrow a maximum amount of $500 million, and renewed a three-year revolving credit agreement with TMS, pursuant to which TMCC is entitled to borrow a maximum amount of $5 billion. In December 2023, TMCC increased the financing support available to Toyota Finance Corporation to ¥300 billion (approximately $2.1 billion as of December 31, 2023). Except for the transactions noted above, as of December 31, 2023, there were no material changes to our related party agreements or relationships as described in our fiscal 2023 Form 10-K. The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Net financing revenues:
Manufacturer's subvention and other revenues	$237	$300	$760	$955
Depreciation on operating leases	$5	$23	$(82)	$79

Interest expense:
Credit support fees, interest and other expenses	$29	$25	$77	$72

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$39	$39	$116	$118

Investment and other income, net:
Interest and other income	$26	$21	$45	$18

Expenses:
Operating and administrative	$26	$42	$72	$79

	December 31,	March 31,
	2023	2023
Assets:
Cash and cash equivalents
Commercial paper	$-	$35

Finance receivables, net
Accounts receivable	$54	$47
Deferred retail subvention income	$(923)	$(922)

Investments in operating leases, net
Investments in operating leases, net	$(85)	$(250)
Deferred lease subvention income	$(287)	$(410)

Other assets
Notes receivable	$1,535	$1,237
Other receivables, net	$87	$89

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$432	$399
Other payables, net	$818	$432
Notes payable	$8	$8

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of December 31, 2023 and March 31, 2023, the subvention receivable from TMNA was $74 million and $79 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of December 31, 2023 and March 31, 2023, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	December 31, 2023
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$741	$4	$-	$-	$745
Foreign government and agency obligations	-	9	-	-	9
Municipal debt securities	-	8	-	-	8
Corporate debt securities	-	422	-	-	422
Mortgage-backed securities:
U.S. government agency	-	115	3	-	118
Non-agency residential	-	6	2	-	8
Non-agency commercial	-	47	9	-	56
Asset-backed securities	-	77	42	-	119
Available-for-sale debt securities total	741	688	56	-	1,485
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,117
Total return bond funds	1,279	-	-	-	1,279
Equity mutual funds	992	-	-	-	992
Equity investments total	2,271	-	-	-	3,388
Investments in marketable securities total	3,012	688	56	-	4,873
Derivative assets:
Interest rate swaps	-	1,279	-	-	1,279
Foreign currency swaps	-	141	-	-	141
Counterparty netting and collateral	-	-	-	(1,375)	(1,375)
Derivative assets total	-	1,420	-	(1,375)	45
Assets at fair value	3,012	2,108	56	(1,375)	4,918
Derivative liabilities:
Interest rate swaps	-	(104)	-	-	(104)
Foreign currency swaps	-	(748)	-	-	(748)
Counterparty netting and collateral	-	-	-	803	803
Liabilities at fair value	-	(852)	-	803	(49)
Net assets at fair value	$3,012	$1,256	$56	$(572)	$4,869

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of December 31, 2023 and March 31, 2023, or Consolidated Statements of Income for the three and nine months ended December 31, 2023 and 2022.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2023 and March 31, 2023.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	December 31, 2023
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$84,886	$-	$-	$84,868	$84,868
Wholesale	7,161	-	-	7,180	7,180
Real estate	4,818	-	-	4,809	4,809
Working capital	4,353	-	-	4,292	4,292

Financial liabilities
Unsecured notes and loans payable	$85,744	$-	$83,912	$-	$83,912
Secured notes and loans payable	33,262	-	-	32,916	32,916

	March 31, 2023
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$78,445	$-	$-	$77,649	$77,649
Wholesale	3,972	-	-	3,968	3,968
Real estate	4,981	-	-	4,990	4,990
Working capital	3,113	-	-	3,058	3,058

Financial liabilities
Unsecured notes and loans payable	$78,949	$-	$76,401	$-	$76,401
Secured notes and loans payable	32,736	-	-	32,173	32,173

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended December 31, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$3,098	$-	$-	$3,098
Depreciation on operating leases	1,063	-	-	1,063
Interest expense	1,230	-	-	1,230
Net financing revenues	805	-	-	805

Voluntary protection contract revenues and insurance earned premiums	-	282	-	282
Investment and other income, net	142	353	-	495
Net financing and other revenues	947	635	-	1,582

Expenses:
Provision for credit losses	206	-	-	206
Operating and administrative expenses	407	110	-	517
Voluntary protection contract expenses and insurance losses	-	143	-	143
Total expenses	613	253	-	866

Income before income taxes	334	382	-	716
Provision for income taxes	33	80	-	113

Net income	$301	$302	$-	$603

	Nine months ended December 31, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$8,988	$-	$-	$8,988
Depreciation on operating leases	3,145	-	-	3,145
Interest expense	3,401	-	-	3,401
Net financing revenues	2,442	-	-	2,442

Voluntary protection contract revenues and insurance earned premiums	-	831	-	831
Investment and other income, net	375	264	-	639
Net financing and other revenues	2,817	1,095	-	3,912

Expenses:
Provision for credit losses	592	-	-	592
Operating and administrative	1,073	341	-	1,414
Voluntary protection contract expenses and insurance losses	-	434	-	434
Total expenses	1,665	775	-	2,440

Income before income taxes	1,152	320	-	1,472
Provision for income taxes	81	73	-	154

Net income	$1,071	$247	$-	$1,318

Total assets at December 31, 2023	$139,575	$7,301	$(58)	$146,818

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

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three and nine months ended December 31, 2023, approximately 85 percent and 84 percent, respectively, compared to approximately 83 percent for the same periods in fiscal 2023, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and nine months ended December 31, 2023 and 2022.
We had $2.9 billion and $2.7 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2023 and March 31, 2022, respectively. We recognized $228 million and $649 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three and nine months ended December 31, 2023, respectively, compared to $198 million and $598 million recognized during the same periods in fiscal 2023. As of December 31, 2023, we had unearned voluntary protection contract revenues of $3.1 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $259 million during fiscal 2024, and $2.8 billion thereafter. At December 31, 2022, we had unearned voluntary protection contract revenues of $2.9 billion associated with outstanding contracts.

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

Fiscal 2024 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2024 (“fiscal 2024”), the United States (“U.S.”) economy continued to be impacted by uncertainties related to inflationary pressures and high interest rates. The economic conditions, including consumer price increases and high interest rates, have negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs.

Along with a general improvement of inventory levels of new vehicles, industry-wide vehicle sales and sales incentives increased in the U.S. for the first nine months of fiscal 2024, compared to the same period in fiscal 2023. Average used vehicle values in the first nine months of fiscal 2024 remained elevated compared to historic levels; however, there has been a decline in values in the current fiscal year. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses.

We continue to maintain broad global access to both domestic and international funding markets. Conditions in the global capital markets were generally stable during the first nine months of fiscal 2024; however, persistent inflation and uncertainty regarding the path of U.S. monetary policy led to periods of volatility. During the first nine months of fiscal 2024, our interest expense increased as compared to the same period in fiscal 2023 as a result of higher interest rates. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2023	2022	2023	2022
Net income:
Finance operations [1]	$301	$233	$1,071	$854
Voluntary protection operations [1]	302	131	247	(201)
Total net income	$603	$364	$1,318	$653

1 Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $1.3 billion and $603 million for the first nine months and third quarter of fiscal 2024 respectively, compared to $653 million and $364 million for the same periods in fiscal 2023. The increase in net income for the first nine months of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to a $843 million increase in investment and other income, net, a $831 million decrease in depreciation on operating leases, a $477 million increase in total financing revenues, and a $58 million decrease in provision for income taxes, partially offset by a $1.4 billion increase in interest expense, a $101 million increase in operating and administrative expense, and a $98 million increase in voluntary protection contract expenses and insurance losses.

The increase in net income for the third quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to a $255 million increase in investment and other income, net, a $242 million increase in total financing revenues, a $199 million decrease in depreciation on operating leases, and a $72 million decrease in provision for credit losses, partially offset by a $465 million increase in interest expense and a $54 million increase in operating and administrative expense.

Our overall capital position increased $1.3 billion, bringing total shareholder’s equity to $17.8 billion at December 31, 2023 as compared to $16.5 billion at March 31, 2023. Our debt increased to $119.0 billion at December 31, 2023 from $111.7 billion at March 31, 2023. Our debt-to-equity ratio decreased to 6.7 at December 31, 2023 from 6.8 at March 31, 2023.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2023	2022	Change	2023	2022	change
Financing revenues:
Operating lease	$1,548	$1,743	(11)%	$4,734	$5,460	(13)%
Retail	1,297	974	33%	3,610	2,719	33%
Dealer	253	139	82%	644	332	94%
Total financing revenues	3,098	2,856	8%	8,988	8,511	6%
Depreciation on operating leases	1,063	1,262	(16)%	3,145	3,976	(21)%
Interest expense	1,230	765	61%	3,401	2,033	67%
Net financing revenues	805	829	(3)%	2,442	2,502	(2)%
Investment and other income, net	142	97	46%	375	185	103%
Net financing and other revenues	947	926	2%	2,817	2,687	5%
Expenses:
Provision for credit losses	206	278	(26)%	592	569	4%
Operating and administrative	407	345	18%	1,073	983	9%
Total expenses	613	623	(2)%	1,665	1,552	7%
Income before income taxes	334	303	10%	1,152	1,135	1%
Provision for income taxes	33	70	(53)%	81	281	(71)%

Net income from finance operations	$301	$233	29%	$1,071	$854	25%

Our finance operations reported net income of $1.1 billion and $301 million for the first nine months and third quarter of fiscal 2024, respectively, compared to $854 million and $233 million for the same periods in fiscal 2023.

The increase in net income from finance operations for the first nine months of fiscal 2024, compared to the same period in fiscal 2023 was primarily due to a $831 million decrease in depreciation on operating leases, a $477 million increase in total financing revenues, a $200 million decrease in provision for income taxes, and a $190 million increase in investment and other income, net, partially offset by a $1.4 billion increase in interest expense, and a $90 million increase in operating and administrative expenses.

The increase in net income from finance operations for the third quarter of fiscal 2024, compared to the same period in fiscal 2023 was due to a $242 million increase in total financing revenues, a $199 million decrease in depreciation on operating leases, a $72 million decrease in provision for credit losses, a $45 million increase in investment and other income, net, and a $37 million decrease in provision for income taxes, partially offset by a $465 million increase in interest expense, and $62 million increase in operating and administrative expenses.

Financing Revenues

Total financing revenues increased 6 percent and 8 percent during the first nine months and third quarter of fiscal 2024, respectively, as compared to the same periods in fiscal 2023 due to the following:

•
Operating lease revenues decreased 13 percent and 11 percent for the first nine months and third quarter of fiscal 2024, respectively, as compared to the same periods in fiscal 2023, primarily due to lower average outstanding earning asset balances.
•
Retail financing revenues increased 33 percent for the first nine months and third quarter of fiscal 2024, respectively, as compared to the same periods in fiscal 2023, due to higher yields and higher average outstanding earning asset balances.
•
Dealer financing revenues increased 94 percent and 82 percent for the first nine months and third quarter of fiscal 2024, respectively, as compared to the same periods in fiscal 2023, due to higher yields and higher average outstanding earning asset balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 6.2 percent and 6.3 percent for the first nine months and third quarter of fiscal 2024, respectively, compared to 5.0 percent and 5.2 percent, respectively, for the same periods in fiscal 2023.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $3.1 billion and $1.1 billion for the first nine months and third quarter of fiscal 2024, respectively, compared to $4.0 billion and $1.3 billion for the same periods in fiscal 2023, primarily due to lower average operating lease units outstanding and lower expectations of residual value losses in the near term.

Production of new vehicles has improved in the first nine months of fiscal 2024, compared to the same periods in fiscal 2023, and as a result we have begun to see an improvement in dealer inventory levels. While average used vehicle values remain elevated from historic levels due to previous new vehicle inventory constraints and higher off-lease vehicle purchases by consumers and dealers, there has been a decline in vehicle values in the current fiscal year. Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2023	2022	2023	2022
Interest expense on debt	$1,306	$845	$3,581	$1,914
Interest income on derivatives	(165)	(186)	(579)	(368)
Interest expense on debt and derivatives	1,141	659	3,002	1,546

Losses (gains) on debt denominated in foreign currencies	393	532	150	(649)
(Gains) losses on foreign currency swaps	(655)	(509)	(359)	947
Losses on U.S. dollar interest rate swaps	351	83	608	189
Total interest expense	$1,230	$765	$3,401	$2,033

During the first nine months and third quarter of fiscal 2024, total interest expense increased to $3.4 billion and $1.2 billion, respectively, from $2.0 billion and $765 million for the same periods in fiscal 2023. The increase in total interest expense for the first nine months of fiscal 2024, compared to the same period in fiscal 2023 is primarily attributable to an increase in interest expense on debt and losses on U.S. dollar interest rate swaps, partially offset by changes on debt denominated in foreign currencies net of foreign currency swaps and an increase in income on derivatives. The increase in total interest expense for the third quarter of fiscal 2024, compared to the same period in fiscal 2023 is primarily attributable to an increase on interest expense on debt and derivatives and losses on U.S. dollar interest rate swaps, partially offset by changes on debt denominated in foreign currencies net of foreign currency swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs. During the first nine months and third quarter of fiscal 2024, interest expense on debt and derivatives combined increased to $3.0 billion and $1.1 billion, respectively, from $1.5 billion and $659 million for the same periods in fiscal 2023. The increase in interest expense on debt is due to an increase in weighted average interest rates. The increase in interest income on derivatives for the first nine months of fiscal 2024 is primarily due to an increase in net interest income on pay-fixed swaps, partially offset by an increase in net interest expense on pay-float swaps and foreign currency swaps. The decrease in interest income on derivatives for the third quarter of fiscal 2024 is primarily due to an increase in net interest expense on pay-float swaps, partially offset by an increase in net interest income on pay-fixed swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments. We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first nine months and third quarter of fiscal 2024, we recorded net gains of $209 million and $262 million, respectively, primarily due to the impact from net interest income and decreases in foreign currency swap rates across various currencies in which our debt is denominated. During the first nine months and third quarter of fiscal 2023, we recorded net losses of $298 million and $23 million, respectively, primarily due to increases in foreign currency swap rates across various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first nine months and third quarter of fiscal 2024, we recorded losses of $608 million and $351 million, respectively, primarily due to the impact from net interest income and decreases in U.S. dollar swap rates. During the first nine months and third quarter of fiscal 2023, we recorded losses of $189 million and $83 million, respectively, as the impact from net interest income outweighed increases in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $375 million and $142 million for the first nine months and third quarter of fiscal 2024, respectively, compared to $185 million and $97 million for the same periods in fiscal 2023. The increase in investment and other income, net for the first nine months and third quarter of fiscal 2024, compared to the same periods in fiscal 2023, was primarily due to higher yields on our investment in marketable securities portfolio.

Provision for Credit Losses

We recorded a provision for credit losses of $592 million and $206 million for the first nine months and third quarter of fiscal 2024, respectively, compared to $569 million and $278 million for the same periods in fiscal 2023. The increase in the provision for credit losses for the first nine months and third quarter of fiscal 2024, compared to the same period in fiscal 2023, was due to an increase in size of our retail loan portfolio, an increase in consumer delinquencies and charge-offs as well as higher expectations of credit losses in the retail loan portfolio.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1.1 billion and $407 million for the first nine months and third quarter of fiscal 2024, respectively, compared to $983 million and $345 million for the same periods in fiscal 2023. The increase in operating and administrative expenses for the first nine months of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to higher general operating expenses, technology expenses, and employee expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2023	2022	Change	2023	2022	change
Contracts (units in thousands)
Issued	783	715	10%	2,375	2,241	6%
Average in force	10,964	10,420	5%	10,820	10,241	6%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$282	$263	7%	$831	$785	6%
Investment and other income (loss), net	353	143	147%	264	(389)	(168)%
Revenues from voluntary protection operations	635	406	56%	1,095	396	177%
Expenses:
Voluntary protection contract expenses and insurance losses	143	115	24%	434	336	29%
Operating and administrative	110	118	(7)%	341	330	3%
Total expenses	253	233	9%	775	666	16%
Income (loss) before income taxes	382	173	121%	320	(270)	(219)%
Provision (benefit) for income taxes	80	42	90%	73	(69)	(206)%
Net income (loss) from voluntary protection operation	$302	$131	131%	$247	$(201)	(223)%

Our voluntary protection operations reported net income of $247 million and $302 million for the first nine months and third quarter of fiscal 2024, respectively, compared to net loss of $201 million and net income of $131 million for the same periods in fiscal 2023. The increase in net income from voluntary protection operations for the first nine months of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to a $653 million increase in investment and other income (loss), net, partially offset by a $142 million increase in provision for income taxes and a $98 million increase in voluntary protection contract expenses and insurance losses.

The increase in net income from voluntary protection operations for the third quarter of fiscal 2024, compared to the same period in fiscal 2023, was primarily due to a $210 million increase in investment and other income, net, partially offset by a $38 million increase in provision for income taxes and a $28 million increase in voluntary protection contract expenses and insurance losses.

Contracts issued increased 6 percent for the first nine months of fiscal 2024, compared to the same period in fiscal 2023, primarily due to growth in our private label business. Contracts issued increased 10 percent for the third quarter of fiscal 2024, compared to the same period in fiscal 2023, primarily due to increased sales of prepaid maintenance agreements. The average number of contracts in force increased 6 percent and 5 percent for the first nine months and third quarter of fiscal 2024, respectively, compared to the same periods in fiscal 2023, due to net growth in the voluntary protection portfolio compared to prior years, primarily in prepaid maintenance contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $831 million and $282 million for the first nine months and third quarter of fiscal 2024, respectively, compared to $785 million and $263 million for the same periods in fiscal 2023. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for the first nine months and third quarter of fiscal 2024, compared to the same periods in fiscal 2023, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio from prior years.

Investment and Other Income (Loss), Net

Our voluntary protection operations reported investment and other income, net of $264 million and $353 million for the first nine months and third quarter of fiscal 2024, respectively, compared to investment and other loss, net of $389 million and investment and other income, net of $143 million for the same periods in fiscal 2023. Investment and other income (loss), net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other income (loss), net for the first nine months and third quarter of fiscal 2024, compared to the same periods in fiscal 2023, was primarily due to gains from changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected, as a result of market volatility, lower losses from sales of available-for-sale debt securities and increased interest and dividend income due to rising interest rates, partially offset by losses from sales of equity investments.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $434 million and $143 million for the first nine months and third quarter of fiscal 2024, respectively, compared to $336 million and $115 million for the same periods in fiscal 2023. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts, and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses for the first nine months and third quarter of fiscal 2024, compared to the same periods in fiscal 2023, was primarily due to an increase in frequency and severity of claims in our guaranteed auto protection and vehicle service contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $341 million and $110 million for the first nine months and third quarter of fiscal 2024, respectively, compared to $330 million and $118 million for the same periods in fiscal 2023. The increase in operating and administrative expenses for the first nine months of fiscal 2024, compared to the same period in fiscal 2023, was primarily attributable to higher product expenses driven by the continued growth of our voluntary protection product business. The decrease in operating and administrative expense for the third quarter of fiscal 2024, compared to the same period in fiscal 2023, was primary attributed to a decrease in general operating expenses.

Provision for Income Taxes

Our provision for income taxes was $154 million and $113 million for the first nine months and third quarter of fiscal 2024, respectively, compared to a provision for income taxes of $212 million and $112 million for the same periods in fiscal 2023. Our effective tax rate was 10 percent and 16 percent for the first nine months and third quarter of fiscal 2024, respectively, compared to 25 percent and 24 percent for the same periods in fiscal 2023. The lower effective tax rate for the first nine months and third quarter of fiscal 2024, compared to the same periods in fiscal 2023, was primarily attributable to the increase in federal tax credit for commercial electric vehicles in the current periods.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(Units in thousands):	2023	2022	change	2023	2022	Change
Vehicle financing volume [1]:
New retail contracts	223	191	17%	626	551	14%
Used retail contracts	83	85	(2)%	300	310	(3)%
Lease contracts	87	59	47%	247	183	35%
Total	393	335	17%	1,173	1,044	12%

TMNA subvened vehicle financing volume [2]:
New retail contracts	67	128	(48)%	283	346	(18)%
Used retail contracts	16	14	14%	43	30	43%
Lease contracts	58	29	100%	161	99	63%
Total	141	171	(18)%	487	475	3%

Market share of TMNA sales [3]:	53.3%	52.4%		53.3%	53.5%

1
Total financing volume was comprised of approximately 66 percent Toyota, 15 percent Lexus, 15 percent Mazda, and 4 percent non-Toyota/Lexus/Mazda for the first nine months of fiscal 2024. Total financing volume was comprised of approximately 66 percent Toyota, 16 percent Lexus, 15 percent Mazda, and 3 percent non-Toyota/Lexus/Mazda for the third quarter of fiscal 2024. Total financing volume was comprised of approximately 69 percent Toyota, 13 percent Lexus, 11 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for the first nine months of fiscal 2023. Total financing volume was comprised of approximately 70 percent Toyota, 13 percent Mazda, 12 percent Lexus, and 5 percent non-Toyota/Lexus/Mazda for the third quarter of fiscal 2023.
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

Our financing volume increased 12 percent and 17 percent for the first nine months and third quarter of fiscal 2024, respectively, compared to the same periods in fiscal 2023, primarily due to an increase in the availability of new vehicles and higher levels of subvention and other incentives programs on lease and used retail contracts. Production of new vehicles has improved in the first nine months of fiscal 2024, compared to the same period in fiscal 2023, and as a result we have begun to see an improvement in dealer inventory levels.

Our market share of TMNA sales remained relatively consistent for the first nine months and third quarter of fiscal 2024, respectively, compared to the same periods in fiscal 2023.

The composition of our net earning assets is summarized below:

	December 31,	March 31,	Percentage
(Dollars in millions)	2023	2023	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$84,577	$78,216	8%
Dealer financing, net [1]	16,307	12,064	35%
Total finance receivables, net	100,884	90,280	12%
Investments in operating leases, net	28,571	29,869	(4)%
Net earning assets	$129,455	$120,149	8%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,239	1,264	(2)%
Dealers outside of the Toyota/Lexus/private label dealer network	394	393	0%
Total number of dealers receiving wholesale financing	1,633	1,657	(1)%

1 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Despite lower levels of subvention and other incentive programs, our new retail contract volume increased 14 percent and 17 percent for the first nine months and third quarter of fiscal 2024, respectively, compared to the same periods in fiscal 2023, primarily due to an increase in the availability of new vehicles.

Our used retail contracts decreased 3 percent and 2 percent for the first nine months and third quarter of fiscal 2024, respectively, compared to the same periods in fiscal 2023, due to increased competition in the used vehicle marketplace.

Our retail finance receivables, net increased 8 percent at December 31, 2023 as compared to March 31, 2023 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 35 percent and 47 percent for the first nine months and third quarter of fiscal 2024, respectively, compared to the same periods in fiscal 2023, primarily due to higher levels of subvention and other incentives programs. Our investments in operating leases, net, decreased 4 percent at December 31, 2023, as compared to March 31, 2023 due to lower average operating lease units outstanding, partially offset by higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 35 percent at December 31, 2023, as compared to March 31, 2023, primarily due to an increase in wholesale and revolving credit financing. Production of new vehicles has improved in the first nine months of fiscal 2024, compared to the same period in fiscal 2023, and as a result we have begun to see an improvement in dealer inventory levels.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2023	2022	change	2023	2022	change
Depreciation on operating leases (dollars in millions)	$1,063	$1,262	(16)%	$3,145	$3,976	(21)%
Average operating lease units outstanding (in thousands)	959	1,109	(14)%	995	1,164	(15)%

Depreciation expense on operating leases decreased 21 percent and 16 percent for the first nine months and third quarter of fiscal 2024, respectively, compared to the same periods in fiscal 2023, primarily due to lower average operating lease units outstanding and lower expectations of residual value losses in the near term.

Production of new vehicles has improved in the first nine months of fiscal 2024, compared to the same periods in fiscal 2023, and as a result we have begun to see an improvement in dealer inventory levels. While average used vehicle values remain elevated from historic levels due to previous new vehicle inventory constraints and higher off-lease vehicle purchases by consumers and dealers, there has been a decline in vehicle values in the current fiscal year.

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

The following table provides information related to our origination experience:

	December 31,	March 31,	December 31,
	2023	2023	2022
Average consumer portfolio origination FICO score	755	744	744
Average consumer retail loan origination term (months) [1]	69	69	69

1 Retail loan origination greater than or equal to 78 months was 11% as of December 31, 2023, 10% as of March 31, 2023, and 10% as of December 31, 2022.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2023 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	December 31,	March 31,	December 31,
	2023	2023	2022
Net charge-offs as a percentage of average finance receivables [1,5]	0.62%	0.54%	0.46%
Default frequency as a percentage of outstanding consumer finance receivables contracts [1]	1.22%	0.89%	0.80%
Average consumer finance receivables loss severity per unit [2]	$13,738	$12,425	$11,746
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.79%	0.61%	0.72%
Operating leases	0.52%	0.40%	0.47%

1 The ratio for net charge-offs and the ratio for default frequency have been annualized using nine-month results for the periods ended December 31, 2023 and 2022. Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

2 Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.

3 Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.

4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

5 Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Our net charge-offs as a percentage of average finance receivables for the first nine months of fiscal 2024 increased to 0.62 percent from 0.46 percent for the same period in fiscal 2023. Our default frequency as a percentage of outstanding finance receivable contracts increased to 1.22 percent for the first nine months of fiscal 2024, compared to 0.80 percent in the same period in fiscal 2023. Our average finance receivables loss severity per unit for the first nine months of fiscal 2024 increased to $13,738 from $11,746 in the first nine months of fiscal 2023. The increases in net charge-offs, default frequency, and loss severity per unit were due to an increase in full balance charge-offs, higher average amounts financed, and higher delinquencies.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.79 percent at December 31, 2023, compared to 0.72 percent at December 31, 2022, and 0.61 percent at March 31, 2023. Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.52 percent at December 31, 2023, compared to 0.47 percent at December 31, 2022, and 0.40 percent at March 31, 2023. The economic conditions, including consumer price increases and high interest rates, have negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2023	2022	2023	2022
Allowance for credit losses at beginning of period	$1,628	$1,395	$1,513	$1,272
Charge-offs	(211)	(173)	(536)	(370)
Recoveries	27	13	81	42
Provision for credit losses	206	278	592	569
Allowance for credit losses at end of period [1]	$1,650	$1,513	$1,650	$1,513

1 Ending balance as of December 31, 2023 and 2022 include $45 million and $29 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance-sheet lending commitments.

Our allowance for credit losses increased by $137 million from $1.5 billion at December 31, 2022 to $1.7 billion at December 31, 2023, due to an increase in size of our retail loan portfolio, an increase in consumer delinquencies and charge-offs as well as higher expectations of credit losses in the retail loan portfolio.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $4.4 billion to $11.6 billion with an average balance of $7.4 billion during the quarter ended December 31, 2023. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of December 31, 2023, was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of December 31, 2023, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2023 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	December 31, 2023			March 31, 2023
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,419	$17,144	5.71%	$16,946	$16,737	5.01%
U.S. medium term note ("MTN") program	51,001	50,847	3.87%	45,727	45,576	3.11%
Euro medium term note ("EMTN") program	13,641	13,557	2.44%	12,104	12,022	2.10%
Other debt	4,197	4,196	5.48%	4,616	4,614	5.08%
Total Unsecured notes and loans payable	86,258	85,744	4.09%	79,393	78,949	3.48%
Secured notes and loans payable	33,311	33,262	4.55%	32,777	32,736	3.76%
Total debt	$119,569	$119,006	4.22%	$112,170	$111,685	3.56%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2023	$16,946	$45,727	$12,104	$4,616	$79,393
Issuances	473	15,225	2,366	331	18,395
Maturities and terminations	-	(9,951)	(1,001)	(750)	(11,702)
Non-cash changes in foreign currency rates	-	-	172	-	172
Balance at December 31, 2023	$17,419	$51,001	$13,641	$4,197	$86,258

1 Changes in Commercial paper are shown net due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $16.9 billion to $18.1 billion during the quarter ended December 31, 2023, with an average outstanding balance of $17.5 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

MTN program

We maintain a shelf registration statement with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors. We currently qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three-year period ending January 2027. Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge and cross-default provisions. We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2023	$32,777
Issuances	12,024
Maturities and terminations	(11,490)
Balance at December 31, 2023	$33,311

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2024. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of December 31, 2023 and March 31, 2023, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal years ending March 31, 2025, 2027, and 2029, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of December 31, 2023 and March 31, 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2025. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.8 billion and $5.5 billion of this facility as of December 31, 2023 and March 31, 2023, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of December 31, 2023, TMCC had committed bank credit facilities totaling $4.4 billion of which $350 million, $2.1 billion, $350 million, and $1.6 billion mature in fiscal years ending March 31, 2024, 2025, 2026, and 2027, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2023 and March 31, 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal year ending March 31, 2026. This credit facility was not drawn upon and had no outstanding balance as of December 31, 2023 and March 31, 2023.

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

As of December 31, 2023, we have completed the transition from LIBOR to ARRs. This effort included transitioning various borrowing arrangements and derivative contracts to SOFR linked rates and updating various lending arrangements to Prime.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of December 31, 2023, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Period Ended December 31, 2023

We are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended December 31, 2023 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below. TMC has provided us with the following information for the quarterly period ended December 31, 2023:

•
Toyota Mobility Service Co., Ltd. (“TMSC,” established in 2018 through a merger between Toyota Fleet Leasing Co., Ltd. and Toyota Tokyo Rental & Leasing Co., Ltd.), a wholly-owned indirect subsidiary of Toyota, leased one vehicle to the Iranian embassy in Japan.

This activity contributed an insignificant amount of gross revenues and net profit to TMC.

Prior Periods

TMC has informed us that it has amended or supplemented its disclosure, the text of which is reproduced below, to disclose information relating to certain activities of Toyota Mobility Service Co., Ltd. (“TMSC,” established in 2018 through a merger between Toyota Fleet Leasing Co., Ltd. and Toyota Tokyo Rental & Leasing Co., Ltd.), a wholly-owned indirect subsidiary of Toyota (the “TMSC Disclosure”) in its Amendments No. 1 to its Annual Reports on Form 20-F for the fiscal years ended March 31, 2023 and March 31, 2021, and Amendments No. 2 to its Annual Report on Form 20-F for the fiscal years ended March 31, 2020 and March 31, 2019, each as filed with the SEC on February 6, 2024. TMC has also informed us that it has amended or supplemented its disclosure, the text of which is reproduced below, to disclose information relating to certain activities of Toyota Tokyo Rental & Leasing Co., Ltd. (“TTRL”), a wholly-owned subsidiary of Toyota (the “TTRL Disclosure”) in its Amendment No. 3 to its Annual Report on Form 20-F for the fiscal year ended March 31, 2017, and Amendment No. 2 to its Annual Report on Form 20-F for the fiscal year ended March 31, 2016, each filed with the SEC on February 6, 2024. We have no involvement in, or control over, the activities of TMSC or TTRL and we have not independently verified or participated in the preparation of the TMT TMSC Disclosure or TTRL Disclosure. The TMT TMSC Disclosure and TTRL Disclosure do not relate to any activities conducted by us and do not involve us or our management.

Amendment No. 1 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2023:

“During the fiscal year ended March 31, 2023:

•
Toyota Mobility Service Co., Ltd. (“TMSC,” established in 2018 through a merger between Toyota Fleet Leasing Co., Ltd. and Toyota Tokyo Rental & Leasing Co., Ltd.), a wholly-owned indirect subsidiary of Toyota, leased two vehicles to the Iranian embassy in Japan.

This activity contributed an insignificant amount of gross revenues and net profit to Toyota.”

Amendment No. 1 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2021:

“During the fiscal year ended March 31, 2021:

•
Toyota Mobility Service Co., Ltd. (“TMSC,” established in 2018 through a merger between Toyota Fleet Leasing Co., Ltd. and Toyota Tokyo Rental & Leasing Co., Ltd.), a wholly-owned indirect subsidiary of Toyota, leased one vehicle to the Iranian embassy in Japan.

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
•
Toyota Mobility Service Co., Ltd. (“TMSC,” established in 2018 through a merger between Toyota Fleet Leasing Co., Ltd. and Toyota Tokyo Rental & Leasing Co., Ltd.), a wholly-owned indirect subsidiary of Toyota, leased four vehicles to the Iranian embassy in Japan.

The above activities contributed an insignificant amount of gross revenues and net profit to Toyota.”

Amendment No. 2 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2019:

“During the fiscal year ended March 31, 2019:

•
TOYOTA Mobility Tokyo Inc. (“TMT,” formerly known as Tokyo Toyopet Motor Sales Co., Ltd.), a wholly-owned subsidiary of Toyota, performed maintenance services on Toyota vehicles owned by the Iranian embassy in Japan.
•
Toyota Mobility Service Co., Ltd. (“TMS,” established in 2018 through a merger between Toyota Fleet Leasing Co., Ltd. and Toyota Tokyo Rental & Leasing Co., Ltd.), a wholly-owned indirect subsidiary of Toyota, leased six vehicles to the Iranian embassy in Japan.

The above activities contributed an insignificant amount of gross revenues and net profit to Toyota.”

Amendment No. 3 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2017:

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
•
Toyota Tokyo Rental & Leasing Co., Ltd. (“TTRL”), a wholly-owned subsidiary of Toyota, leased twelve vehicles to the Iranian embassy in Japan.

The above activities contributed in aggregate approximately ¥3 million in gross revenues and an insignificant amount of net profit to Toyota.”

Amendment No. 2 to TMC’s Annual Report on Form 20-F for the fiscal year ended March 31, 2016:

“During the fiscal year ended March 31, 2016:

•
TOYOTA Mobility Tokyo Inc. (“TMT,” formerly known as Tokyo Toyopet Motor Sales Co., Ltd.), a wholly-owned subsidiary of Toyota, performed maintenance services on Toyota vehicles owned by the Iranian embassy in Japan.
•
Toyota Tokyo Rental & Leasing Co., Ltd. (“TTRL”), a wholly-owned subsidiary of Toyota, leased six vehicles to the Iranian embassy in Japan.

The above activities contributed an insignificant amount of gross revenues and net profit to Toyota.”

TMC believes that none of the above transactions subject it or its affiliates to U.S. sanctions. TMC has informed us that, as of October 23, 2017, TKM intended to cease conducting its activity described above. TMC has informed us that, as of November 4, 2021, TMT intended to cease conducting its activities described above, except that it intends to provide to the Iranian embassy necessary repair services in case of a recall or other safety measures in accordance with applicable laws and regulations. TMC has also informed us that, as of February 6, 2024, TMSC, which is the successor entity to TTRL, intends to cease conducting its activities described above. We have no involvement in, or control over, the activities of TKM, TMT, or TMSC (including its predecessor-in-interest, TTRL) and we have not independently verified this information. This information does not relate to any activities conducted by us and does not involve us or our management.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000	(2)

10.1

364 Day Credit Agreement, dated as of November 17, 2023, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

(3)

10.2

Three Year Credit Agreement, dated as of November 17, 2023, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

(4)

10.3

Five Year Credit Agreement, dated as of November 17, 2023, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit De Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

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

(3) Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 20, 2023, Commission File Number 1-9961.

(4) Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 20, 2023, Commission File Number 1-9961.

(5) Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 20, 2023, Commission File Number 1-9961.

Exhibit Number	Description	Method of Filing

101.INS	Inline XBRL instance document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema with embedded linkbases document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 7, 2024	By	/s/ Scott Cooke
Scott Cooke
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2024	By	/s/ James Schofield
James Schofield
Group Vice President and Chief Financial Officer (Principal Financial Officer)