Form 10-K
period 2024-03-31
TOYOTA MOTOR CREDIT CORP
filed 2024-06-04
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

As of April 30, 2024, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2024

PART I

ITEM 1. BUSINESS

GENERAL

Toyota Motor Credit Corporation (“TMCC”) was incorporated in California in 1982 and commenced operations in 1983. References herein to the “Company”, “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries. We are wholly-owned by Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide financial services operations. TMCC is marketed under the brands of Toyota Financial Services, Lexus Financial Services, Mazda Financial Services, and Bass Pro Shops Financial Services.

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
•
Voluntary Protection Operations - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide underwriting and claims administration for voluntary vehicle and payment protection products sold by dealers in the U.S. Our voluntary vehicle and payment protection products include vehicle service, guaranteed auto protection, prepaid maintenance, excess wear and use, tire and wheel protection, key replacement protection and used vehicle limited warranty contracts (“voluntary protection products”). TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.

We support growth in earning assets through funding obtained primarily in the global capital markets as well as funds provided by investing and operating activities. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for a discussion of our funding activities.

Our field operations consist of three regional experience centers (each, an “Experience Center” and together the “Experience Centers”) located in Chandler, Arizona (serving the West region), Plano, Texas (serving the Central region) and Alpharetta, Georgia (serving the East region). Each respective Experience Center maintains dealer service functions and customer service functions.

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

In fiscal 2023, in furtherance of its private label financial services initiative for third party automotive and mobility companies, we began to provide private label financial services to Great American Outdoors Group LLC, the parent company of Bass Pro Shops, Cabela’s and the White River Marine Group (“Bass Pro Shops”) for Bass Pro Shops’ boats, all-terrain vehicle products, and other mobility products. Pursuant to the agreement with Bass Pro Shops, we currently provide inventory financing, as well as consumer financing and voluntary protection products and services in certain stores for Bass Pro Shops, its affiliates, and authorized independent dealers. We are leveraging our existing processes and personnel to originate and service the new assets, and we have made certain technology investments to support the Bass Pro Shops program.

Available Information

Our filings with the Securities and Exchange Commission (“SEC”) may be found by accessing the SEC website (https://www.sec.gov). A link to the SEC website and certain of our SEC filings are available free of charge on our website located at: www.toyotafinancial.com under “Investor Relations, SEC Filings”.

Investors and others should note that we announce material financial information using the investor relations section of our website. We use our website, press releases, as well as social media to communicate with our investors, customers and the general public about our company, our services and other issues. While not all of the information that we post on our website or on social media is of a material nature, some information could be material. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the investor relations section of our website and our X feed. We are not incorporating any of the information set forth on our website or on social media channels into this filing on Form 10-K.

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

FINANCE OPERATIONS

The table below summarizes our financing revenues by product:

	Years ended March 31,
	2024	2023	2022
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	26%	31%	41%
Retail	63%	61%	54%
Dealer	11%	8%	5%
Financing revenues, net of depreciation	100%	100%	100%

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

Subvention and Incentive Programs

Toyota Motor Sales, U.S.A., Inc. (“TMS”), a subsidiary of Toyota Motor North America, Inc. (“TMNA”), is the primary distributor of Toyota and Lexus vehicles in the United States. In partnership with TMNA and certain non-affiliated third-party distributors, we may offer special promotional rates, which we refer to as subvention programs. TMNA and third-party distributors pay us the majority of the difference between our standard rate and the promotional rate. Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels. The level of subvention program activity varies based on the marketing strategies of TMNA and third-party distributors, economic conditions, vehicle inventory levels, and volume of vehicle sales. The amount of subvention received varies based on the mix of vehicles included in the promotional rate programs and the timing of the programs. The majority of our lease contracts and a significant portion of our retail contracts are subvened. We may also offer cash and contractual residual value support incentive programs in partnership with TMNA or third-party distributors. Subvention and other cash incentive program payments offered in partnership with TMNA or third-party distributors are settled at the beginning of the retail or lease contract. We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income or an adjustment to depreciation expense for lease contracts. We may also offer our own cash incentives and other competitive rate programs.

Servicing

Our Experience Centers are responsible for servicing the consumer portfolio. A centralized department manages third-party vendor relationships responsible for bankruptcy administration, liquidation and post charge-off recovery activities, certain administrative activities, customer services activities and pre-charge-off collections with support from the Experience Centers.

We use an online collection and auto dialer system that prioritizes collection efforts and signals our collections personnel to make telephone contact with delinquent customers. We also use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods based on behavioral scoring models (which analyze borrowers’ payment behavior and credit bureau attributes to predict future credit loss risk). We generally determine whether to commence repossession efforts after an account is approximately 80 days past due. Repossessed vehicles are held for sale to comply with statutory requirements and then sold at private auctions unless public auctions are required by state law. Any unpaid amounts remaining after the repossessed vehicle is sold or after taking the full balance charge-off are pursued by us to the extent practical and legally permissible. Any surplus amounts remaining after recovery fees, disposition costs, and other expenses have been paid, and after any reserve charge-backs, dealer guarantees and optional product refunds have been credited to the customer’s account, are refunded to the customers. Collections of post-sale deficiencies and full-balance charge-offs are managed by third-party vendors and the Experience Centers. We charge-off uncollectible portions of accounts when an account is deemed to be uncollectible or when the account balance becomes 120 days contractually delinquent, whichever occurs first. However, the Experience Centers will continue to collect or pursue recovery of the vehicle up to 190 days after the account is past due.

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

VOLUNTARY PROTECTION OPERATIONS

TMIS offers voluntary protection products on Toyota, Lexus, and other domestic and import vehicles that are primarily sold by dealers as part of the dealer’s sale of a vehicle. The majority of the voluntary protection products offered by TMIS are not regulated as insurance products. However, certain states require the voluntary protection products we offer be backed by policies issued by a regulated insurance company. To satisfy the aforementioned requirement, TMIS utilizes its insurance company subsidiaries to underwrite certain risks. Vehicle service contracts offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty. Guaranteed auto protection contracts provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle. Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals. Excess wear and use contracts are available on leases and protect against excess wear and use charges that may be assessed at lease termination. Tire and wheel protection contracts provide coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to a defect in material or workmanship, to the extent not covered by the manufacturer or the tire distributor warranties. Certain tire and wheel protection contracts also cover expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage. Key replacement protection contracts provide stand-alone coverage for expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage. Used vehicle limited warranty contracts are included with the purchase of a used vehicle and provide for the repair or replacement of certain covered components that have mechanically failed on the covered used vehicle.

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

Federal Consumer Finance Regulation

Our finance operations are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Consumer Leasing Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the unfair, deceptive or abusive acts or practices (UDAAP) provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.

The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction. The Truth in Lending Act and the Consumer Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions. The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies including the accuracy and integrity of information reported, credit decision notices, consumer dispute handling procedures and identity theft prevention requirements. The Servicemembers Civil Relief Act provides additional protections for certain customers in the military. For example, it requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty, and also requires us to allow eligible servicemembers to terminate their lease agreements with us early without penalty. UDAAP laws prohibit acts or practices that are unfair, deceptive or abusive towards consumers.

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

In addition, the dealers who originate our retail and lease contracts also must comply with federal credit and trade practice statutes, rules, and regulations. Failure of the dealers to comply with these statutes and regulations could result in remedies that could have an adverse effect on us.

The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking, supervisory and enforcement authority over entities offering consumer financial services or products, including non-bank companies, such as TMCC (“Covered Entities”).

The CFPB’s supervisory authority has focused on fair lending compliance, UDAAP, repossessions, debt collection, credit reporting, service fees, and the marketing, sale and servicing of certain optional products, including voluntary protection products we finance or sell through TMIS.

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

State regulators are taking a more stringent approach to supervising and regulating providers of financial and voluntary protection products and services subject to their jurisdiction. In addition, we are subject to governmental and regulatory examinations, information-gathering requests and investigations from time to time. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.

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

Concern over climate change or other environmental matters has resulted in, and may continue to result in, increased legal and regulatory requirements intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change or other environmental concerns. For example, various governmental entities, such as the SEC and the state of California, have adopted requirements for companies to provide expanded climate-related disclosures, including reporting on greenhouse gas emissions.

Laws and regulations aimed at limiting greenhouse gas emitting products or services, as well as those providing for financial incentives regarding electrified vehicles, are also increasing. For example, in March 2024, the Environmental Protection Agency (the “EPA”) issued extensive new rules on vehicle emissions that will require the automotive industry to accelerate its transition to electrified vehicles. Additionally, the Inflation Reduction Act (the

“Act”), signed into law in August 2022, modifies climate and clean energy corporate tax provisions, including, among other things, amendments to the federal tax credit for plug-in vehicles available under the previous tax law as well as enactment of the qualified commercial clean vehicles credit. Such regulations and government incentives may require us to alter our proposed business plans, lead to increased compliance costs and changes to our operations (including from the establishment of new procedures for internal controls and oversight), and affect vehicle sales, residual values, and the automotive industry and wider economy in ways not yet known which could have an adverse effect on our business, results of operations and financial condition.

Refer to Part 1, Item 1A. Risk Factors , "Regulatory, Legal, and Other Risks" – “The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.”

HUMAN CAPITAL

Employees

At March 31, 2024, we had approximately 3,800 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees. Depending on business needs, and as appropriate, we have implemented hybrid work models, which permit a mix of onsite and remote work arrangements for certain roles.

Culture

Our human capital objective in managing our business is to attract, retain, and fully engage talented team members who share our core values, including our “continuous quest for improvement” and “showing respect for people.” Toyota’s corporate culture is driven by “The Toyota Philosophy”, our roadmap of the company we want to be, which is underpinned by our mission of producing happiness for all and our vision of creating mobility for all. Our team members are actively involved in Toyota’s transformation into a mobility company. We offer a variety of training opportunities and career development resources to enhance the skills of our team members, encourage innovation, and create an attractive workplace where employees want to stay and grow. Our hybrid work schedules (offered as appropriate) are intended to provide flexibility to our team members, strengthen employee retention, and enable us to attract a broad and inclusive workforce. We encourage teamwork and collaboration and know that valuing diverse backgrounds, experiences, and perspectives is the right thing to do not only for our team members, but also for our business.

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

Health and Safety

We recognize the health, safety, and well-being of our team members is a top priority. Actively cultivating a culture, environment, and team member experience that embraces, empowers, and respects all people - including their health, wellbeing, and safety - drives innovation and engagement. We offer a variety of support and benefits to our team members beyond traditional healthcare, including adoption and fertility benefits, parental leave, mental and financial health services, wellness programs, and support to enable people with disabilities to fully utilize their talents.

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

Any of these developments could have an adverse effect on our results of operations and financial condition. Geopolitical conditions and other market events may also impact our results of operations. Restrictive exchange or import controls or other disruptive trade policies, disruption of operations as a result of systemic political or economic instability (including any uncertainty over the U.S. government debt ceiling), adverse changes to tax laws and regulations, social unrest, outbreak of war or expansion of hostilities (including the current conflicts in Ukraine and the Middle East), health epidemics and other outbreaks, climate-related risk, and acts of terrorism, could lead to among other things, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, inflation, fluctuations in interest rates, weaker economic growth, and reduced business confidence on an international level, each of which could have a material adverse effect on our results of operations and financial condition.

Changes in interest rates and credit spreads may adversely affect our business, results of operations and financial condition.

U.S. benchmark interest rates and credit spreads have both increased and remained elevated throughout fiscal 2024. When interest rates are high or increasing, we generally expect to earn higher financing revenue from our new originations. However, during fiscal 2024, elevated rates have and in the future could continue to have an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers, which could, in turn, decrease our financing volumes and market share, as a result of customers and dealers seeking alternative solutions or increasing the amount of cash purchases, thereby resulting in a decline in our competitive position. On the other hand, a low or negative interest rate environment may increase our financing volumes and market share, however it could also have an adverse effect on our business, financial condition and results of operations by reducing returns on our investments in marketable securities and compressing our net interest margin. When credit spreads widen, it becomes more expensive for us to borrow. Our credit spreads may widen or narrow not only in response to events and circumstances that are specific to us but also as a result of general economic and geopolitical events and conditions. Changes in credit spreads will affect, positively or negatively, the value of our derivatives, which could result in volatility in our results of operations, financial condition, and cash flows.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota, Lexus, and private label vehicles, as well as our ability to offer competitive financing and voluntary protection products.

We primarily provide a variety of finance and voluntary protection products to authorized Toyota, Lexus, and private label dealers and their customers in the U.S. Accordingly, our business is substantially dependent upon the sale of Toyota, Lexus, and private label vehicles in the U.S. Changes in the volume of sales may result from changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, economic conditions, inflation, increased competition, increases in the price of vehicles due to increased raw material costs, governmental action or changes in or increased governmental regulation (including, for example, recent rules adopted by the EPA and states such as California regarding vehicle emissions), trade policies (including changes in import fees or tariffs on raw materials or imported vehicles), changes to or withdrawals from trade agreements, currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to extreme weather conditions, natural disasters, supply chain interruptions, including shortages of parts, components or raw materials, or other events. Any negative impact on the volume of Toyota, Lexus, and private label vehicle sales in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

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

A number of trends are affecting the automotive industry. These include increased demand for electrified vehicles (including battery electric vehicles and hybrid vehicles), a continued preference for sport utility vehicles (“SUVs”) and trucks over cars, high demand for incentives, the rise of mobility services such as vehicle sharing and ride hailing, the development of autonomous and electrified vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, the development of flexible alternatives to traditional financing and leasing such as subscription service offerings, changing expectations around the vehicle buying experience, increased focus on climate-related initiatives and regulation, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications and technology. Any one or more of these trends could adversely affect the automotive industry, TMNA and TMC, and could in turn have an impact on our business, results of operations and financial condition.

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

Operational risk is the risk of loss resulting from, among other factors, lack of established processes, inadequate or failed processes, systems or internal controls, cybersecurity attacks, theft, fraud, extreme weather conditions, natural disasters (such as wildfires, floods, tornadoes, earthquakes, hurricanes including an increase in the frequency of such conditions and disasters as the result of climate change) or other catastrophes (including without limitation, explosions, terrorist attacks, riots, civil disturbances and health epidemics and other outbreaks). Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our voluntary protection product operations risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. We have established business recovery plans to address interruptions in our operations, but we can give no assurance that these plans will be adequate to remediate all events that we may face. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations. These events can potentially result in financial losses or other damage to us, including damage to our reputation.

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

In fiscal 2021, we began providing private label financial services to third-party automotive and mobility companies commencing with the provision of services to Mazda Motor of America, Inc. (“Mazda”). Pursuant to the agreement with Mazda, we currently offer exclusive private label automotive retail, lease, voluntary protection products and dealer financing products and services marketed under the brands Mazda Financial Services and Mazda Protection Products to Mazda customers and dealers in the U.S. In fiscal 2024, the agreement with Mazda was extended through 2030.

In fiscal 2023, in furtherance of its private label financial services initiative for third party automotive and mobility companies, we began to provide private label financial services for Bass Pro Shops’ boats, all-terrain vehicle products, and other mobility products. Pursuant to the agreement with Bass Pro Shops, we currently provide inventory financing, as well as consumer financing and voluntary protection products and services in certain stores for Bass Pro Shops, its affiliates, and authorized independent dealers.

We are currently leveraging our existing processes and personnel to originate and service the new assets and we have made certain technology investments to support the Bass Pro Shops program. We continue to evaluate the private label financial services business, which may include partnering with or transitioning the business to our affiliates, some of which are not consolidated with TMCC.

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

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time. Global economic conditions, health epidemics and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the U.S. or Japan may directly or indirectly have a negative effect on the ratings of TMC and TMCC. Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to the global unsecured debt capital markets. These factors would have a negative impact on our competitive position, results of operations, liquidity and financial condition.

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

We collect and store certain personal and financial information from customers, employees, and other third parties. We and other financial institutions continue to be targets of ever evolving cybersecurity threats and cyberattacks. Additional security breaches or cyber-attacks involving our systems or facilities, including those shared with our affiliates, or the systems or facilities of third-party providers, could expose us to a risk of loss of personal information of customers, employees and third parties or other confidential, proprietary or competitively sensitive information, business interruptions, regulatory scrutiny, actions and penalties, litigation, reputational harm, a loss of confidence, and other financial and non-financial costs, all of which could potentially have an adverse impact on our future business with current and potential customers, results of operations and financial condition.

We rely on encryption and other information security technologies licensed from third parties to provide security controls necessary to help in securing online transmission of confidential information pertaining to customers, employees and other aspects of our business. Advances in information system capabilities, new discoveries in the field of cryptography, the use of artificial intelligence by third-parties or other events or developments may result in a compromise or breach of the technology that we use to protect sensitive data. A party who is able to circumvent our security measures by methods such as hacking, fraud, trickery or other forms of deception could misappropriate proprietary information or cause interruption in our operations. We have been required to expend capital and other resources to protect against such security breaches or cyber-attacks or to remediate problems caused by such breaches or attacks, and we may be required to expend significant additional resources. Our security measures are designed to protect against security breaches and cyber-attacks, but our failure to prevent such security breaches and cyber-attacks could subject us to liability, decrease our profitability and damage our reputation. Even if a failure of, or interruption in, our systems or facilities is resolved timely or an attempted cyber incident or other security breach is successfully avoided or thwarted, it may require us to expend substantial resources or to take actions that could adversely affect customer satisfaction or behavior and expose us to reputational harm.

From time to time, we are also subjected to cyber-attacks that result in slow performance and loss or temporary unavailability of our information systems. Information security risks have increased because of new technologies, the use of the internet and telecommunications technologies (including mobile devices and in-vehicle systems) to conduct financial and other business transactions, and the increased sophistication and activities of state-sponsored actors, organized crime, perpetrators of fraud, terrorists, and others. In addition, we may have increased cyber-security risks and increased vulnerability to security breaches and other information technology disruptions as a result of increased remote or hybrid work arrangements among our colleagues. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

For more information regarding our process for identifying, assessing and managing material risks from cybersecurity threats, refer to Item 1C, Cybersecurity.

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

At the state level, state regulators are taking a more stringent approach to supervising and regulating financial and voluntary protection products and services subject to their jurisdiction. For example, certain states have proposed rate cap bills that would put limits on the maximum rate of finance charges. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.

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

Environmental Related Regulation

Concern over climate change or other environmental matters has resulted in, and may continue to result in, increased legal and regulatory requirements intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change or other environmental concerns. For example, various governmental entities, such as the SEC and the state of California, have adopted requirements for companies to provide expanded climate-related disclosures, including reporting on greenhouse gas emissions.

Laws and regulations aimed at limiting greenhouse gas emitting products or services, as well as those providing for financial incentives regarding electrified vehicles, are also increasing. For example, in March 2024, the EPA issued extensive new rules on vehicle emissions that will require the automotive industry to accelerate its transition to electrified vehicles. Additionally, the Inflation Reduction Act (the “Act”), signed into law in August 2022, modifies climate and clean energy corporate tax provisions, including, among other things, amendments to the federal tax credit for plug-in vehicles available under the previous tax law as well as enactment of the qualified commercial clean vehicles credit. Such regulations and government incentives may require us to alter our proposed business plans, lead to increased compliance costs and changes to our operations (including from the establishment of new procedures for internal controls and oversight), and affect vehicle sales, residual values, and the automotive industry and wider economy in ways not yet known, which could have an adverse effect on our business, results of operations and financial condition.

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

ITEM 1C. CYBERSECURITY

Cybersecurity is one of the top operational risks facing TMCC. We and other financial institutions continue to be targets of ever evolving cybersecurity threats and cyberattacks. As a result, we devote significant resources to a cybersecurity program designed to minimize such risks and protect TMCC, along with data from our customers and clients.

Cybersecurity Risk Management and Strategy

TMCC’s cybersecurity program is designed to identify and assess internal and external cybersecurity threats to and within TMCC’s business and operations and to take action aimed at protecting the Company, mitigating and managing cybersecurity risk, and in time of attack, to respond expeditiously to minimize the impact of the attack.

Managing cybersecurity threats is a component of our broader enterprise risk management program, which establishes a risk management framework that seeks to identify, assess, and monitor risks that could materially impact our business, customers, clients, employees and stakeholders.

TMCC’s cybersecurity program utilizes a variety of controls that are designed to identify, prevent, detect, respond to, and recover from cybersecurity threats and events. Those processes and controls include:

•
dedicated cybersecurity professionals who are responsible for analyzing cybersecurity threats, defining cybersecurity risk policies and standards, implementing controls, monitoring the environment, and responding to cybersecurity incidents;
•
periodic cybersecurity awareness training for employees and contractors on our policies and emerging cybersecurity threats, including phishing awareness;
•
internal and independent cybersecurity testing, including penetration testing and tabletop exercises, to assess vulnerabilities of our information systems and evaluate our cyber defense capabilities, technical safeguards and resiliency;
•
identifying and managing cybersecurity risk of our critical third-party suppliers;
•
periodic cybersecurity risk assessments for our information systems and applications;
•
cybersecurity monitoring and response processes employing cross functional teams to identify, assess, escalate, investigate, contain, and remediate incidents; and
•
incident response and recovery plans.

As part of TMCC’s cybersecurity program, TMCC engages with assessors and third-party advisers to perform various services, including assessments of process design and operating effectiveness; security testing and attestation; periodic assessment of enterprise cybersecurity maturity; industry benchmarking; and thought leadership related to continuous improvement of processes, training, technology, and data.

TMCC’s cybersecurity program also aims to identify and assess cybersecurity risks associated with its use of third-party service providers with access to TMCC’s systems and data, as well as such third-party service providers’ adherence to certain cybersecurity standards and processes. As appropriate, TMCC requires such third-party service providers to agree to be subject to cybersecurity evaluations by TMCC.

Although, we and our third-party service providers have experienced cybersecurity incidents, which have resulted in adverse impacts to our business, we have not experienced material losses or other material consequences related to cybersecurity incidents experienced by us or our third-party service providers. However, we expect to experience cybersecurity incidents resulting in adverse impacts with increased frequency and severity due to the continuously evolving threat environment, and there can be no assurance that future cybersecurity incidents, including incidents experienced by our third-party service providers, will not have a material adverse effect on our business, results of operations and financial condition. Further discussion of how TMCC’s business, results of operations and financial condition may be materially adversely affected by risk from cybersecurity threats is contained in Item 1A. Risk Factors, Regulatory, Legal and Other Risks, “A security breach or a cyber-attack could adversely affect our business, results of operations and financial condition.”

Cybersecurity Governance

The Board of Directors (the “Board”) has risk oversight responsibility for the cybersecurity and data privacy risk management programs of TMCC, which are administered directly and with assistance from the Cybersecurity Committee of the Board.

The purpose of the Cybersecurity Committee is to assist the Board in fulfilling its oversight responsibility with respect to its information technology use and protection, including enterprise cybersecurity and data privacy, among other things. The Cybersecurity Committee receives, reviews, and discusses reports from members of management, as appropriate or required by law, including but not limited to the Chief Information Officer, Chief Information Security Officer, Chief Risk Officer, Chief Legal, Compliance and Administrative Officer, and other officers or employees as appropriate, regarding TMCC’s practices, management and functioning of technology operations and information security, cybersecurity and data privacy risks. The Cybersecurity Committee reports to the Board regarding its activities, its receipt of reports regarding material cybersecurity and data privacy issues, material issues found in vulnerability assessments or penetration testing, and reports from the Chief Information Officer and Chief Information Security Officer.

Our information security team works closely with key stakeholders, including regulators, government agencies, law enforcement, peer institutions, industry groups, and develops and invests in talent and innovative technology to manage cybersecurity risk.

TMCC’s cybersecurity program is administered by our Chief Information Security Officer. We believe our Chief Information Security Officer and our information security team have the appropriate expertise, background, and depth of experience to manage cybersecurity and data privacy risks arising from cybersecurity threats, including applicable knowledge gained through industry experience, information security leadership roles, military experience, academia, ongoing internal and external training, and regular discussions with consultants and industry peers with applicable knowledge and expertise regarding emerging cybersecurity threats.

When a cybersecurity threat or incident is identified, the Chief Information Security Officer works closely with cross functional committees, leveraging subject matter expertise across the organization, as part of our incident response plans and promptly provides information to senior management, the Cybersecurity Committee, and the Board, as necessary, regarding significant cybersecurity incidents, including those experienced by third party service providers, which may pose significant risk to our business, customers, clients, employees and stakeholders, and continues to provide regular reports until such incidents are concluded.

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

Fiscal 2024 Operating Environment

During the fiscal year ending March 31, 2024 (“fiscal 2024”), the U.S. economy was impacted by uncertainties related to inflationary pressures and higher interest rates. The economic conditions during fiscal 2024, including consumer price increases and higher interest rates, have had an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers which negatively impacts our financing volumes and market share, as a result of customers and dealers seeking alternative solutions or increasing the amount cash purchases, thereby resulting in a decline of our competitive position. These economic conditions have also negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs.

While economic conditions had an adverse effect, a general increase of inventory levels of new vehicles, along with an increase in sale incentives, resulted in an industry-wide increase in vehicle sales in the U.S. in fiscal 2024 as compared to fiscal 2023. Average used vehicle values in fiscal 2024 remained elevated compared to historic levels; however, there has been a decline in values in the current fiscal year. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses.

During fiscal 2024, we maintained broad global access to both domestic and international funding markets. Conditions in the global capital markets were generally stable during fiscal 2024. While the rate of inflation declined in the U.S. and other major economies, interest rates remained elevated as a result of the central banks’ efforts to bring inflation down to target levels. During fiscal 2024, our interest expense increased as compared to the same period in 2023 as a result of higher interest rates. Future changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2024	2023	2022
Net income:
Finance operations [1]	$1,126	$1,041	$2,416
Voluntary protection operations [1]	334	(62)	119
Total net income	$1,460	$979	$2,535

1.
Refer to Note 14 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance operations and voluntary protection operations.

Fiscal 2024 Compared to Fiscal 2023

Our consolidated net income was $1.5 billion in fiscal 2024, compared to $979 million in fiscal 2023. The increase in net income for fiscal 2024 compared to fiscal 2023 was primarily due to a $943 million decrease in depreciation on operating leases, a $851 million increase in total financing revenues, and a $776 million increase in investment and other income, net, partially offset by a $1.7 billion increase in interest expense, a $144 million increase in operating and administrative expense, a $126 million increase in provision for credit losses, a $122 million increase in voluntary protection contract expenses and insurance losses, and a $113 million increase in provision for income taxes.

Our overall capital position increased $473 million, taking into account a $979 million dividend in February 2024 to TFSIC, bringing total shareholder’s equity to $17.0 billion at March 31, 2024, as compared to $16.5 billion at March 31, 2023. Our debt increased to $122.4 billion at March 31, 2024 from $111.7 billion at March 31, 2023. Our debt-to-equity ratio increased to 7.2 at March 31, 2024 from 6.8 at March 31, 2023.

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

Our overall capital position decreased $1.6 billion, taking into account a $2.5 billion dividend in February 2023 to TFSIC, bringing total shareholder's equity to $16.5 billion at March 31, 2023, as compared to $18.1 billion at March 31, 2022. Our debt increased to $111.7 billion at March 31, 2023 from $109.2 billion at March 31, 2022. Our debt-to-equity ratio increased to 6.8 at March 31, 2023 from 6.0 at March 31, 2022.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
(Dollars in millions)	2024	2023	2022	2024 to 2023	2023 to 2022
Financing revenues:
Operating lease	$6,270	$7,063	$8,337	(11)%	(15)%
Retail	4,965	3,737	3,254	33%	15%
Dealer	909	493	329	84%	50%
Total financing revenues	12,144	11,293	11,920	8%	(5)%
Depreciation on operating leases	4,179	5,122	5,846	(18)%	(12)%
Interest expense	4,705	3,054	1,401	54%	118%
Net financing revenues	3,260	3,117	4,673	5%	(33)%
Investment and other income, net	515	314	45	64%	598%
Net financing and other revenues	3,775	3,431	4,718	10%	(27)%
Expenses:
Provision for credit losses	839	713	236	18%	202%
Operating and administrative	1,466	1,331	1,311	10%	2%
Total expenses	2,305	2,044	1,547	13%	32%
Income before income taxes	1,470	1,387	3,171	6%	(56)%
Provision for income taxes	344	346	755	(1)%	(54)%

Net income from finance operations	$1,126	$1,041	$2,416	8%	(57)%

Our finance operations reported net income of $1.1 billion and $1.0 billion during fiscal 2024 and 2023, respectively. The increase in net income from finance operations for fiscal 2024 compared to fiscal 2023 was primarily due to a $943 million decrease in depreciation on operating leases, an $851 million increase in total financing revenues, and a $201 million increase in investment and other income, net, partially offset by a $1.7 billion increase in interest expense, a $135 million increase in operating and administrative expenses, and a $126 million increase in provision for credit losses.

Financing Revenues

Total financing revenues increased 8 percent during fiscal 2024 compared to fiscal 2023 due to the following:

•
Operating lease revenues decreased 11 percent in fiscal 2024 as compared to fiscal 2023, primarily due to lower average outstanding earning asset balances.
•
Retail financing revenues increased 33 percent in fiscal 2024 as compared to fiscal 2023, due to higher portfolio yields and higher average outstanding earning asset balances.
•
Dealer financing revenues increased 84 percent in fiscal 2024 as compared to fiscal 2023, due to higher portfolio yields and higher average outstanding earning asset balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 6.2 percent for fiscal 2024, compared to 5.1 percent for fiscal 2023.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $4.2 billion during fiscal 2024 compared to $5.1 billion during fiscal 2023. The decrease is primarily due to lower average operating lease units outstanding and lower expected residual value losses in the near term.

Production of new vehicles has improved during fiscal 2024, compared to fiscal 2023, and as a result we saw an increase in dealer new vehicle inventory levels. While average used vehicle values remain elevated from historic levels due to previous new vehicle inventory constraints and higher off-lease vehicle purchases by consumers and dealers, there has been a decline in vehicle values in the current fiscal year. Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

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

	Years ended March 31,
(Dollars in millions)	2024	2023	2022
Interest expense on debt	$4,936	$2,919	$1,498
Interest (income) expense on derivatives	(661)	(569)	107
Interest expense on debt and derivatives	4,275	2,350	1,605

Gains on debt denominated in foreign currencies	(80)	(614)	(438)
(Gains) losses on foreign currency swaps	(90)	805	818
Losses (gains) on U.S. dollar interest rate swaps	600	513	(584)
Total interest expense	$4,705	$3,054	$1,401

During fiscal 2024, total interest expense increased to $4.7 billion from $3.1 billion in fiscal 2023. The increase in total interest expense is primarily attributable to an increase in interest expense on debt, losses on U.S. dollar interest rate swaps, partially offset by interest income on derivatives.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs. During fiscal 2024, interest expense on debt and derivatives increased to $4.3 billion from $2.4 billion in fiscal 2023. The increase in interest expense on debt is due to an increase in weighted average interest rates and an increase in average debt outstanding. The increase in interest income on derivatives is primarily due to an increase in net interest income on pay-fixed swaps, partially offset by an increase in interest expense on pay-float swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments. We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During fiscal 2024, we recorded net gains of $170 million, primarily due to the impact of net interest income on foreign currency swaps. During fiscal 2023, we recorded net losses of $191 million, primarily due to increases in foreign currency swap rates across the various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During fiscal 2024, we recorded losses of $600 million, primarily due to the impact of net interest income. During fiscal 2023, we recorded losses of $513 million, primarily due to net interest income becoming realized on our pay-fixed swaps partially offset by an upward shift of U.S. dollar swap rates resulting in gains on pay-fixed swaps exceeding losses on our pay-float swaps.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $515 million for fiscal 2024, compared to $314 million for fiscal 2023. The increase in investment and other income, net for fiscal 2024 compared to fiscal 2023 was primarily due to higher yields on cash and cash equivalents.

Provision for Credit Losses

We recorded a provision for credit losses of $839 million for fiscal 2024, compared to $713 million for fiscal 2023. The economic conditions have resulted in an increase in consumer delinquencies and charge-offs as well as higher expected credit losses on both our consumer and dealer portfolios. These factors combined with the increase in size of our retail loan portfolio have led to an increase in the provision for credit losses for fiscal 2024 compared to fiscal 2023.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1.5 billion for fiscal 2024, compared to $1.3 billion for fiscal 2023. The increase in operating and administrative expenses for fiscal 2024 compared to fiscal 2023 was primarily due to higher general operating expenses, technology expenses, and employee expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Years ended March 31,			Percentage change
	2024	2023	2022	2024 to 2023	2023 to 2022
Contracts (units in thousands)
Issued	3,175	2,998	3,020	6%	(1)%
Average in force	10,895	10,292	9,989	6%	3%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$1,120	$1,053	$1,015	6%	4%
Investment and other income (loss), net	358	(217)	(71)	(265)%	206%
Revenues from voluntary protection operations	1,478	836	944	77%	(11)%
Expenses:
Voluntary protection contract expenses and insurance losses	592	470	405	26%	16%
Operating and administrative	454	445	386	2%	15%
Total expenses	1,046	915	791	14%	16%
Income (loss) before income taxes	432	(79)	153	(647)%	(152)%
Provision (benefit) for income taxes	98	(17)	34	(676)%	(150)%
Net income (loss) from voluntary protection operations	$334	$(62)	$119	(639)%	(152)%

Our voluntary protection operations reported net income of $334 million for fiscal 2024, compared to net loss of $62 million for fiscal 2023. The increase in net income from voluntary protection operations for fiscal 2024, compared to fiscal 2023 was primarily due to a $575 million increase in investment and other income (loss), net and a $67 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $122 million increase in voluntary protection contract expenses and insurance losses and a $115 million increase in provision for income taxes.

Contracts issued increased 6 percent during fiscal 2024 compared to fiscal 2023. The increase in issuances was primarily in prepaid maintenance contracts. The average number of contracts in force increased 6 percent during fiscal 2024 compared to fiscal 2023, due to net growth in the voluntary protection portfolio compared to prior years, primarily in prepaid maintenance, vehicle service, and tire and wheel contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $1.1 billion for fiscal 2024 and fiscal 2023. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims.

Investment and Other Income (Loss), Net

Our voluntary protection operations reported investment and other income, net of $358 million for fiscal 2024, compared to investment and other loss, net of $217 million for fiscal 2023. Investment and other income (loss), net consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other income (loss), net in fiscal 2024, compared to fiscal 2023, was primarily due to gains from changes in fair value on our equity investments and increased interest income due to rising interest rates.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $592 million for fiscal 2024, compared to $470 million for fiscal 2023. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses in fiscal 2024 compared to fiscal 2023 was primarily due to an increase in frequency and severity of claims in our vehicle service and guaranteed auto protection contracts, as well as an increase in frequency of claims in our prepaid maintenance contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $454 million for fiscal 2024, compared to $445 million for fiscal 2023. The increase in operating and administrative expenses in fiscal 2024 as compared to fiscal 2023 was attributable to higher general operating expenses and higher product expenses driven by the continued growth of our voluntary protection product business.

Provision for Income Taxes

We recorded a provision for income taxes of $442 million for fiscal 2024, compared to $329 million for fiscal 2023. Our effective tax rate for fiscal 2024 and fiscal 2023 was 23 percent and 25 percent, respectively. The increase in the provision for income taxes for fiscal 2024, compared to fiscal 2023, was primarily due to an increase in income before income taxes. The lower effective tax rate for fiscal 2024 compared to fiscal 2023 was primarily attributable to the decrease in state tax provision.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
(Units in thousands):	2024	2023	2022	2024 to 2023	2023 to 2022
Vehicle financing volume [1]:
New retail contracts	840	718	697	17%	3%
Used retail contracts	390	406	466	(4)%	(13)%
Lease contracts	343	258	423	33%	(39)%
Total	1,573	1,382	1,586	14%	(13)%

TMNA subvened vehicle financing volume [2]:
New retail contracts	392	446	253	(12)%	76%
Used retail contracts	59	48	32	23%	50%
Lease contracts	222	148	247	50%	(40)%
Total	673	642	532	5%	21%

Market share of TMNA sales [3]:	54.4%	53.6%	54.9%

1.
Total financing volume was comprised of approximately 65 percent Toyota, 16 percent Mazda, 15 percent Lexus, and 4 percent non-Toyota/Lexus/Mazda for fiscal 2024. Total financing volume was comprised of approximately 68 percent Toyota, 13 percent Lexus, 12 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for fiscal 2023. Total financing volume was comprised of approximately 65 percent Toyota, 15 percent Lexus, 13 percent Mazda, and 7 percent non-Toyota/Lexus/Mazda for fiscal 2022.
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

Our financing volume increased 14 percent in fiscal 2024, compared to fiscal 2023, primarily due to an increase in the availability of new vehicles and higher levels of subvention and other incentives program on lease and used retail contracts. Production of new vehicles has improved in fiscal 2024, compared to fiscal 2023, and as a result we saw an increase in dealer new vehicle inventory levels.

Our market share of TMNA sales remained relatively consistent for fiscal 2024, compared to fiscal 2023.

The composition of our net earning assets is summarized below:

	Years ended March 31,			Percentage change
(Dollars in millions)	2024	2023	2022	2024 to 2023	2023 to 2022
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$85,576	$78,216	$72,185	9%	8%
Dealer financing, net [1]	16,093	12,064	10,247	33%	18%
Total finance receivables, net	101,669	90,280	82,432	13%	10%
Investments in operating leases, net	28,013	29,869	35,455	(6)%	(16)%
Net earning assets	$129,682	$120,149	$117,887	8%	2%

Average original contract term in months
Lease contracts [2]	36	37	37
Retail contracts [3]	69	69	69

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,245	1,264	966	(2)%	31%
Dealers outside of the Toyota/Lexus/private label dealer network	392	393	399	0%	(2)%
Total number of dealers receiving wholesale financing	1,637	1,657	1,365	(1)%	21%

1.
Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
2.
Lease contract terms range from 24 months to 60 months.
3.
Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Despite lower levels of subvention and other incentive programs, our new retail contract volume increased 17 percent during fiscal 2024 compared to fiscal 2023 due to an increase in the availability of new vehicles.

Our used retail contracts decreased 4 percent during fiscal 2024, compared to fiscal 2023, primarily due to increased competition in the used vehicle marketplace.

Our retail finance receivables, net increased 9 percent at March 31, 2024 as compared to March 31, 2023 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 33 percent during fiscal 2024, compared to fiscal 2023, primarily due to higher levels of incentive and subvention programs. Our investments in operating leases, net, decreased 6 percent at March 31, 2024 as compared to March 31, 2023, due to lower average operating lease units outstanding, partially offset by higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 33 percent at March 31, 2024, as compared to March 31, 2023, primarily due to an increase in wholesale and revolving credit financing. Production of new vehicles has improved in fiscal 2024, compared to fiscal 2023, and as a result we saw an increase in dealer new vehicle inventory levels.

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

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred. When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group. If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income. As of March 31, 2024, 2023, and 2022 and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes scheduled maturities on our operating lease portfolio and off-lease vehicles sold at lease termination:

	Years ended March 31,			Percentage Change
(Units in thousands)	2024	2023	2022	2024 to 2023	2023 to 2022
Scheduled maturities	488	486	504	0%	(4)%

Vehicles sold through:
Dealer Direct program
Grounding dealer	11	13	34	(15)%	(62)%
Dealer Direct online program	4	1	3	300%	(67)%
Physical auction	11	5	7	120%	(29)%
Total vehicles sold at lease termination [1]	26	19	44	37%	(57)%

1.
Excludes leased vehicles purchased by lessees or dealers at contractual residual value prior to an authorized dealer securing the vehicle.

Scheduled maturities remained relatively consistent in fiscal 2024 compared to fiscal 2023. Total vehicles sold at lease termination increased 37 percent in fiscal 2024, compared to fiscal 2023. Production of new vehicles has improved in fiscal 2024, compared to fiscal 2023, and as a result we saw a general increase in dealer new vehicle inventory levels. Average used vehicle values in fiscal 2024 remained elevated compared to historic levels; however, there has been a decline in values in the current fiscal year. As a result of the increase in dealer new vehicle inventory levels and decline in used vehicle values, we saw a slight decrease of off-lease vehicles purchased by consumers and dealers at contractual residual value prior to an authorized dealer securing the vehicle which led to higher units being processed through the dealer direct program and physical auction. Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing - Remarketing” for additional information on disposal of lease vehicles.

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

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years ended March 31,			Percentage
	2024	2023	2022	2024 to 2023	2023 to 2022
Depreciation on operating leases (dollars in millions)	$4,179	$5,122	$5,846	(18)%	(12)%
Average operating lease units outstanding (in thousands)	978	1,141	1,314	(14)%	(13)%

We recorded depreciation expense on operating leases of $4.2 billion for fiscal 2024, compared to $5.1 billion for fiscal 2023. The decrease is primarily due to lower average operating lease units outstanding and lower expected residual value losses in the near term.

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

We continue to refine our credit risk management and analysis to ensure that the appropriate level of collection resources are aligned with portfolio risk, and we adjust capacity accordingly. We continue to focus on early and late-stage delinquencies to increase the likelihood of resolution. We have also increased efficiency in our collections through the use of technology.

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

The following table provides information related to our origination experience:

	Years Ended March 31,
	2024	2023	2022
Average consumer portfolio origination FICO score	756	744	742
Average consumer retail loan origination term (months) [1]	69	69	69

1.
Retail loan origination greater than or equal to 78 months was 11%, 10%, 10% as of March 31, 2024, 2023, and 2022, respectively.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	Years ended March 31,
	2024	2023	2022
Net charge-offs as a percentage of average finance receivables [1,5]	0.69%	0.54%	0.22%
Default frequency as a percentage of outstanding consumer finance receivables contracts	1.25%	0.89%	0.72%
Average consumer finance receivables loss severity per unit [2]	$14,113	$12,425	$9,012
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.64%	0.61%	0.43%
Operating leases	0.48%	0.40%	0.26%

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

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Net charge-offs as a percentage of average finance receivables increased to 0.69 percent at March 31, 2024 from 0.54 percent at March 31, 2023 and default frequency as a percentage of outstanding finance receivables contracts increased to 1.25 percent for fiscal 2024 compared to 0.89 percent for fiscal 2023. Our average finance receivables loss severity per unit for fiscal 2024 increased to $14,113 from $12,425 in fiscal 2023. The increase in net charge-offs, default frequency, and loss severity per unit were due to higher average amounts financed, an increase in full balance charge-offs, and higher delinquencies.

Our aggregate balances for accounts 60 or more days past due on finance receivables increased to 0.64 percent at March 31, 2024, compared to 0.61 percent at March 31, 2023. Our aggregate balances for accounts 60 or more days past due on operating leases increased to 0.48 percent at March 31, 2024, compared to 0.40 percent at March 31, 2023. The economic conditions, including consumer price increases and high interest rates, have negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs.

Allowance for Credit Losses

We maintain an allowance for credit losses which is measured by an impairment model that reflects lifetime expected losses.

The allowance for credit losses for our retail loan portfolio is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or private label), contract term, and other relevant factors. We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency, and other credit quality indicators. Other credit quality indicators include loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity, and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. The loan lifetime is regarded by management as the reasonable and supportable period. We use macroeconomic forecasts from a third party and update such forecasts quarterly. On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

For the allowance for credit losses for our dealer portfolio, an allowance for credit losses is established for both outstanding dealer finance receivables and certain unfunded off-balance sheet lending commitments. The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as dealer group internal risk rating and loan-to-value ratios. We measure lifetime expected credit losses of our dealer products portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default is primarily established based on internal risk assessments. The probability of default model also considers qualitative factors related to macroeconomic outlooks. Loss given default is established based on the nature and market value of the collateral, loan-to-value ratios and other credit quality indicators. Exposure at default represents the expected outstanding principal balance. The lifetime of the loan or lending commitment is regarded by management as the reasonable and supportable period. On an ongoing basis, we review our models and the macroeconomic outlook, to ensure they reflect the risk of the portfolio.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Years ended March 31,
(Dollars in millions)	2024	2023	2022
Allowance for credit losses at beginning of period	$1,513	$1,272	$1,215
Charge-offs	(776)	(535)	(237)
Recoveries	108	63	58
Provision for credit losses	839	713	236
Allowance for credit losses at end of period [1]	$1,684	$1,513	$1,272

1.
Ending balances as of March 31, 2024, 2023, and 2022 include $47 million, $24 million, and $26 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet commitments.

	Years ended March 31,
	2024	2023	2022
Allowance for credit losses as a percentage of finance receivables [1]	1.58%	1.62%	1.49%

1.
Ending balances as of March 31, 2024, 2023, and 2022 exclude $47 million, $24 million, and $26 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet commitments.

Our allowance for credit losses increased from $1.5 billion at March 31, 2023 to $1.7 billion at March 31, 2024, primarily due to the increase in the size of our retail loan portfolio. The allowance for credit losses as a percentage of finance receivables decreased to 1.58 percent in fiscal 2024 from 1.62 percent in fiscal 2023. While the economic conditions have resulted in an increase in consumer delinquencies and charge-offs, the macroeconomic outlook has improved compared to prior fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements, Obligations, and Arrangements

Our primary material cash requirements include the acquisition of finance receivables and investment in operating leases from dealers, providing various financing to dealers, payments related to debt and swaps, operating expenses, voluntary protection contract expenses, income taxes, and dividend payments. In conjunction with our cash requirements, we have certain obligations to make future payments under contracts and commitments. Aggregate contractual obligations and commitments in existence at March 31, 2024, are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	2025	2026	2027	2028	2029	Thereafter	Total
Debt [1]	$56,556	$24,222	$15,949	$10,296	$5,603	$10,336	$122,962
Estimated interest payments for debt [2]	3,480	2,124	1,426	915	555	893	9,393
Premises occupied under lease	15	13	14	13	12	39	106
Purchase obligations [3]	7	-	-	-	-	-	7
Total	$60,058	$26,359	$17,389	$11,224	$6,170	$11,268	$132,468

1.
Debt reflects the remaining principal obligation. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2024. Debt excludes unamortized premium/discount and debt issuance costs of $543 million.
2.
Interest payments for debt payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2024.
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

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions. Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions. We have not made any material payments in the past as a result of these provisions, and as of March 31, 2024, we determined that it is not probable that we will be required to make any material payments in the future. As of March 31, 2024 and 2023, no amounts have been recorded under these indemnification provisions.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $3.8 billion to $11.6 billion with an average balance of $7.0 billion during fiscal 2024. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with TMS, which as of March 31, 2024, had no outstanding amount and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of March 31, 2024, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	March 31, 2024			March 31, 2023
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,462	$17,222	5.59%	$16,946	$16,737	5.01%
U.S. medium term note ("MTN") program	53,146	52,981	4.06%	45,727	45,576	3.11%
Euro medium term note ("EMTN") program	13,637	13,550	2.54%	12,104	12,022	2.10%
Other debt	4,331	4,330	5.44%	4,616	4,614	5.08%
Total Unsecured notes and loans payable	88,576	88,083	4.19%	79,393	78,949	3.48%
Secured notes and loans payable	34,387	34,337	4.64%	32,777	32,736	3.76%
Total debt	$122,963	$122,420	4.32%	$112,170	$111,685	3.56%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other	Total Unsecured notes and loans payable
Balance at March 31, 2023	$16,946	$45,727	$12,104	$4,616	$79,393
Issuances	516	22,720	3,238	765	27,239
Maturities and terminations	-	(15,301)	(1,665)	(1,050)	(18,016)
Non-cash changes in foreign currency rates	-	-	(40)	-	(40)
Balance at March 31, 2024	$17,462	$53,146	$13,637	$4,331	$88,576
Issuances during the one month ended April 30, 2024	$3,304	$1,945	$-	$39	$5,288

1.
Changes in Commercial paper are shown net in fiscal 2024 due to its short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $16.6 billion to $18.1 billion during fiscal 2024, with an average outstanding balance of $17.3 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2023	$32,777
Issuances	17,095
Maturities and terminations	(15,485)
Balance at March 31, 2024	$34,387
Issuances during the one month ended April 30, 2024	$2,621

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2024. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of March 31, 2024 and 2023, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of March 31, 2024 and 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2025. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.4 billion and $5.5 billion of this facility as of March 31, 2024 and 2023, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of March 31, 2024, TMCC had committed bank credit facilities totaling $4.4 billion of which $2.4 billion, $75 million, and $1.9 billion mature in fiscal years ending March 31, 2025, 2026, and 2027, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2024 and 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal year ending March 31, 2027. This credit facility was not drawn upon and had no outstanding balance as of March 31, 2024 and 2023.

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

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•
maintain 100 percent ownership of TFSC;
•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to approximately $66 thousand at March 31, 2024; and
•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

Sensitivity Analysis

At March 31, 2024, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation expense by approximately $67 million. If the forecasted end-of-term market value of a leased vehicle is less than the contractual residual value, additional depreciation expense is recorded.

At March 31, 2024, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation expense by approximately $14 million. Adjustments are made on a straight-line basis over the remaining terms of the leases and are included in Investment in operating leases, net on our Consolidated Balance Sheets and in Depreciation on operating leases in our Consolidated Statements of Income.

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

Retail Loan Portfolio

The level of credit risk for the retail loan portfolio is influenced by various factors such as economic conditions, the used vehicle market, credit quality, contract structure, and collection strategies and practices. The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or private label), contract term, and other relevant factors. We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency, and other credit quality indicators such as loan-to-value ratio, book payment to income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and considers variables such as collateral, trends in recoveries, historical loss severity, and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. The loan lifetime is regarded by management as the reasonable and supportable period. We use macroeconomic forecasts from a third party and update such forecasts quarterly. On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

Dealer Portfolio

The level of credit risk in the dealer portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors. The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and the financial condition of automotive manufacturers. The allowance for credit losses is established for both outstanding dealer finance receivables and certain unfunded off-balance sheet lending commitments. The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as dealer group internal risk rating and loan-to-value ratios. We measure lifetime expected credit losses of our dealer products portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default is primarily established based on internal risk assessments. The probability of default model also considers qualitative factors related to macroeconomic outlooks. Loss given default is established based on the nature and market value of the collateral, loan-to-value ratios and other credit quality indicators. Exposure at default represents the expected outstanding principal balance. The lifetime of the loan or lending commitment is regarded by management as the reasonable and supportable period. On an ongoing basis, we review our models and the macroeconomic outlook, to ensure they reflect the risk of the portfolio.

If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment. The majority of our credit losses are related to our retail loan portfolio. Holding other estimates constant, a 10 percent increase or decrease in the assumptions used to derive probability of default and loss given default would have resulted in a change in the allowance for credit losses of $155 million as of March 31, 2024.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates. The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These interest rate scenarios do not represent management’s view of future interest rate movements. In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below. In situations where existing interest rates are below one percent, the assumption of a 100-basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the “-100bp” scenario for both March 31, 2024 and 2023.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2024	$12.7	$(11.8)
March 31, 2023	$(1.8)	$2.8

Our net interest cash flow sensitivity results show a slightly asset sensitive position on March 31, 2024 and slightly liability sensitive position on March 31, 2023. We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement strategies to protect our net interest margins from the potential negative effects of changes in interest rates. We have established risk limits to monitor and control our exposures. Our current exposure is considered within tolerable limits.

Foreign Currency Risk

Foreign currency risk represents exposure to changes in the values of our current holdings and future cash flows denominated in other currencies. To meet our funding objectives, we issue fixed and variable rate debt denominated in a number of different currencies. Our policy is to minimize exposures to changes in foreign exchange rates. Currency exposure related to foreign currency debt is economically hedged at issuance through the execution of foreign currency swaps which effectively convert our obligations on foreign denominated debt into U.S. dollar denominated SOFR based payments. As a result, our economic exposure to foreign currency risk is minimized.

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

All of our derivative counterparties to which we had credit exposure at March 31, 2024 were assigned investment grade ratings by a credit rating organization. Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements permit multiple transactions to be cancelled and settled with a single net balance paid to either party in the event of default or other termination event outside the normal course of business, such as a ratings downgrade of either party to the contract. These ISDA Master Agreements also contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties. As of March 31, 2024, we have daily valuation and collateral exchange arrangements with all of our counterparties. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure. Under our ISDA Master Agreements, cash is the only permissible form of collateral. Neither we nor our counterparties are required to hold collateral in a segregated account. Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

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

The following tables summarize our investments in marketable securities distribution by credit rating as of:

	March 31, 2024
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$783	$697	$-	$697	$-	$-	$-
Foreign government and agency obligations	13	12	-	2	1	4	5
Municipal debt securities	8	7	1	6	-	-	-
Corporate debt securities	477	430	-	3	120	250	57
Mortgage-backed securities	199	184	32	127	14	2	9
Asset-backed securities	142	138	46	32	27	25	8
Total available-for-sale debt securities:	$1,622	$1,468	$79	$867	$162	$281	$79
Fixed income mutual funds		$1,964	$267	$455	$1,233	$9	$-
Total		$3,432	$346	$1,322	$1,395	$290	$79

	March 31, 2023
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$796	$744	$744	$-	$-	$-	$-
Foreign government and agency obligations	14	12	-	-	4	3	5
Municipal debt securities	8	8	3	4	1	-	-
Corporate debt securities	487	430	-	3	127	249	51
Mortgage-backed securities	152	140	109	8	17	-	6
Asset-backed securities	127	120	40	21	23	29	7
Total available-for-sale debt securities:	$1,584	$1,454	$896	$36	$172	$281	$69
Fixed income mutual funds		$2,712	$242	$471	$1,175	$815	$9
Total		$4,166	$1,138	$507	$1,347	$1,096	$78

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

We utilize the Value at Risk (“VaR”) methodology to simulate the potential loss in fair value of our investment portfolio due to adverse market movements. The model is based on historical data for the previous year assuming a holding period of 30 business days and a loss methodology approximating a 99 percent confidence interval.

The table below shows the VaR, excluding taxation impact, of our equity investment portfolio as of and for the period ending:

	March 31,	March 31,
(Dollars in millions)	2024	2023
Average	$124	$112
Minimum	$69	$65
Maximum	$163	$124

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended March 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for investment tax credits in fiscal 2024.

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

Retail Loan Portfolio Allowance for Credit Losses

As described in Notes 3 and 4 to the consolidated financial statements, the Company had retail loans of $87,125 million, for which an allowance for credit losses of $1,549 million was recorded as of March 31, 2024. The allowance for credit losses represents management’s estimate of expected credit losses over the expected lifetime of the loans. The loan lifetime is regarded by management as the reasonable and supportable period. Management uses statistical models to estimate lifetime expected credit losses of the retail loan portfolio by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency and other credit quality indicators such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability weighted forward looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. If management does not believe the models reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

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

June 4, 2024

We have served as the Company’s auditor since 1983.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2024	2023	2022
Financing revenues:
Operating lease	$6,270	$7,063	$8,337
Retail	4,965	3,737	3,254
Dealer	909	493	329
Total financing revenues	12,144	11,293	11,920
Depreciation on operating leases	4,179	5,122	5,846
Interest expense	4,705	3,054	1,401
Net financing revenues	3,260	3,117	4,673

Voluntary protection contract revenues and insurance earned premiums	1,120	1,053	1,015
Investment and other income (loss), net	873	97	(26)
Net financing revenues and other revenues	5,253	4,267	5,662

Expenses:
Provision for credit losses	839	713	236
Operating and administrative	1,920	1,776	1,697
Voluntary protection contract expenses and insurance losses	592	470	405
Total expenses	3,351	2,959	2,338

Income before income taxes	1,902	1,308	3,324
Provision for income taxes	442	329	789

Net income	$1,460	$979	$2,535

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Years ended March 31,
	2024	2023	2022
Net income	$1,460	$979	$2,535
Other comprehensive income, net of tax
Net unrealized losses on available-for-sale debt securities [net of tax benefit of $2, $10 and $8, respectively]	(7)	(37)	(28)
Reclassification of net (gains) losses realized on available-for-sale debt securities included in investment and other income, net [net of tax provision of $0, $0 and $0, respectively]	(1)	1	(1)
Other comprehensive loss	(8)	(36)	(29)
Comprehensive income	$1,452	$943	$2,506

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

	March 31,	March 31,
	2024	2023
ASSETS
Cash and cash equivalents	$8,570	$6,398
Restricted cash and cash equivalents	2,251	2,090
Investments in marketable securities	4,505	5,037
Finance receivables, net of allowance for credit losses of $1,637 and $1,489, respectively	101,669	90,280
Investments in operating leases, net	28,013	29,869
Other assets	4,373	3,921
Total assets	$149,381	$137,595

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$122,420	$111,685
Deferred income taxes	3,272	3,727
Other liabilities	6,707	5,674
Total liabilities	132,399	121,086

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2024 and 2023	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(65)	(57)
Retained earnings	16,130	15,649
Total shareholder's equity	16,982	16,509
Total liabilities and shareholder's equity	$149,381	$137,595

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	March 31,	March 31,
	2024	2023
ASSETS
Finance receivables, net	$31,130	$28,764
Investments in operating leases, net	10,274	11,063
Other assets	142	108
Total assets	$41,546	$39,935

LIABILITIES
Debt	$34,337	$32,736
Other liabilities	66	51
Total liabilities	$34,403	$32,787

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	income (loss)	earnings	Total
Balance at March 31, 2021	$915	$2	$8	$14,670	$15,595

Net income	-	-	-	2,535	2,535
Other comprehensive loss, net of tax	-	-	(29)	-	(29)
Balance at March 31, 2022	$915	$2	$(21)	$17,205	$18,101

Net income	-	-	-	979	979
Other comprehensive loss, net of tax	-	-	(36)	-	(36)
Dividends	-	-	-	(2,535)	(2,535)
Balance at March 31, 2023	$915	$2	$(57)	$15,649	$16,509

Net income	-	-	-	1,460	1,460
Other comprehensive loss, net of tax	-	-	(8)	-	(8)
Dividends	-	-	-	(979)	(979)
Balance at March 31, 2024	$915	$2	$(65)	$16,130	$16,982

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,460	$979	$2,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,301	5,205	5,963
Recognition of deferred income and fees	(1,507)	(1,797)	(2,396)
Provision for credit losses	839	713	236
Amortization of deferred costs	1,030	1,029	1,019
Foreign currency and other adjustments to the carrying value of financial instruments, net	180	206	(230)
Net (gains) losses from investments in marketable securities	(145)	375	181
Net change in:
Derivative assets	10	10	(7)
Other assets and accrued interest	91	(1,040)	(465)
Deferred income taxes	(453)	2,173	(1,288)
Derivative liabilities	6	(8)	24
Other liabilities	1,003	(505)	652
Net cash provided by operating activities	6,815	7,340	6,224

Cash flows from investing activities:
Purchase of investments in marketable securities	(727)	(2,467)	(2,468)
Proceeds from sales of investments in marketable securities	1,282	1,902	1,769
Proceeds from maturities of investments in marketable securities	113	59	338
Acquisition of finance receivables	(54,549)	(49,105)	(47,923)
Collection of finance receivables	44,692	41,309	41,372
Net change in certain wholesale receivables	(2,442)	(930)	3,168
Acquisition of investments in operating leases	(13,755)	(9,617)	(15,064)
Proceeds from disposals of investments in operating leases	11,888	11,001	12,510
Long term loans to affiliates	(1,145)	(760)	(200)
Payments on long term loans from affiliates	669	340	300
Net change in financing support provided to affiliates	(5)	(36)	(26)
Other, net	(74)	(83)	(71)
Net cash used in investing activities	(14,053)	(8,387)	(6,295)

Cash flows from financing activities:
Proceeds from issuance of debt	43,413	38,797	37,266
Payments on debt	(33,498)	(35,374)	(38,156)
Net change in commercial paper and other short-term financing	635	(1,088)	555
Net change in financing support provided by affiliates	-	-	(11)
Dividend paid	(979)	(2,535)	-
Net cash provided by (used in) financing activities	9,571	(200)	(346)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,333	(1,247)	(417)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	8,488	9,735	10,152
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$10,821	$8,488	$9,735
Supplemental disclosures:
Interest paid, net	$4,010	$2,375	$1,649
Income taxes paid (received), net	$57	$(462)	$1,797

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies

Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) is a wholly-owned subsidiary of Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide financial services operations. References herein to the “Company”, “we”, “our”, and “us” denote TMCC and its consolidated subsidiaries. TMCC is marketed under the brands of Toyota Financial Services, Lexus Financial Services, Mazda Financial Services, and Bass Pro Shops Financial Services.

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
•
Voluntary Protection Operations - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide underwriting and claims administration for voluntary vehicle and payment protection products sold by dealers in the U.S. Our voluntary vehicle and payment protection products include vehicle service, guaranteed auto protection, prepaid maintenance, excess wear and use, tire and wheel protection, key replacement protection, and used vehicle limited warranty contracts (“voluntary protection products”). TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota, Lexus, and private label dealers. As of March 31, 2024, approximately 21 percent of retail and lease contracts were concentrated in California, 13 percent in Texas, 7 percent in New York, and 5 percent in New Jersey. Our voluntary protection operations are located in the U.S. As of March 31, 2024, approximately 23 percent of voluntary protection contracts were concentrated in California, 6 percent in New York, and 5 percent in Maryland. Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

Other Matters

In fiscal 2023, in furtherance of its private label financial services initiative for third party automotive and mobility companies, we began to provide private label financial services to Great American Outdoors Group LLC, the parent company of Bass Pro Shops, Cabela’s and the White River Marine Group (“Bass Pro Shops”) for Bass Pro Shops’ boats, all-terrain vehicle products, and other mobility products. Pursuant to the agreement with Bass Pro Shops, we currently provide inventory financing, as well as consumer financing and voluntary protection products and services in certain stores for Bass Pro Shops, its affiliates, and authorized independent dealers. We are leveraging our existing processes and personnel to originate and service the new assets, and we have made certain technology investments to support the Bass Pro Shops program. We did not acquire any existing Bass Pro Shops assets or liabilities pursuant to the agreement, and launch costs were not significant.

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

In the fourth quarter of fiscal 2024, we changed our accounting method for investment tax credits from the flow-through method to the deferral method. While the flow-through method is acceptable under U.S. GAAP, we believe the deferral method is preferable as the benefit of the investment tax credit is amortized over the same period as lease revenue and corresponding depreciation related to the underlying vehicle is recognized. The fiscal 2024 full year impact of this change resulted in a $60 million decrease to depreciation on operating leases, a $205 million increase to our provision for income taxes, which resulted in a reduction of $145 million to net income. The increase to provision for income taxes caused our effective tax rate to increase from the estimated 10.5% as of December 31, 2023, to 23.2% as of March 31, 2024. Based on the amount of the investment tax credits received prior to fiscal 2024, the change in accounting principle was immaterial to our prior-period financial statements. See Note 11 – Income Taxes for further discussion of this change in accounting principle.

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

On April 1, 2023, we adopted ASU 2022-02, Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings by creditors that have adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, while enhancing disclosure requirements for certain loan refinancing and restructurings made to borrowers experiencing financial difficulty. Additionally, the ASU adds the requirement to disclose current period gross write-offs by year of origination for financing receivables. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures. Refer to Note 3 - Finance Receivables, Net for additional information.

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income (loss), net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of March 31, 2024 and 2023, we held AFS debt securities for which the fair value option was elected of $778 million and $770 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $70 million and $57 million as of March 31, 2024 and 2023, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Investments in marketable securities consisted of the following:

	March 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$783	$1	$(87)	$697
Foreign government and agency obligations	13	-	(1)	12
Municipal debt securities	8	-	(1)	7
Corporate debt securities	477	2	(49)	430
Mortgage-backed securities:
U.S. government agency	123	-	(5)	118
Non-agency residential	12	-	(1)	11
Non-agency commercial	64	-	(9)	55
Asset-backed securities	142	1	(5)	138
Total available-for-sale debt securities	$1,622	$4	$(158)	$1,468
Equity investments				3,037
Total investments in marketable securities				$4,505

	March 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$796	$7	$(59)	$744
Foreign government and agency obligations	14	-	(2)	12
Municipal debt securities	8	1	(1)	8
Corporate debt securities	487	2	(59)	430
Mortgage-backed securities:
U.S. government agency	76	-	(3)	73
Non-agency residential	10	-	(1)	9
Non-agency commercial	66	-	(8)	58
Asset-backed securities	127	-	(7)	120
Total available-for-sale debt securities	$1,584	$10	$(140)	$1,454
Equity investments				3,583
Total investments in marketable securities				$5,037

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

We had no non-cash investing activities related to in kind redemption in fiscal 2024 and 2023. Non-cash investing activities related to in kind redemptions and subsequent purchases amounted to $1.1 billion in fiscal 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$317	$(13)	$336	$(74)	$653	$(87)
Foreign government and agency obligations	1	-	8	(1)	9	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	31	(3)	339	(46)	370	(49)
Mortgage-backed securities
U.S. Government agency	51	(1)	49	(4)	100	(5)
Non-agency residential	1	-	7	(1)	8	(1)
Non-agency commercial	1	-	53	(9)	54	(9)
Asset-backed securities	17	-	58	(5)	75	(5)
Total available-for-sale debt securities	$419	$(17)	$852	$(141)	$1,271	$(158)

	March 31, 2023
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$90	$(3)	$304	$(56)	$394	$(59)
Foreign government and agency obligations	-	-	11	(2)	11	(2)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	46	(2)	352	(57)	398	(59)
Mortgage-backed securities
U.S. Government agency	38	(1)	17	(2)	55	(3)
Non-agency residential	-	-	8	(1)	8	(1)
Non-agency commercial	-	-	57	(8)	57	(8)
Asset-backed securities	47	(1)	59	(6)	106	(7)
Total available-for-sale debt securities	$221	$(7)	$810	$(133)	$1,031	$(140)

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of March 31, 2024 and 2023, management determined credit losses for securities in an unrealized loss position were not significant. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Years ended March 31,
	2024	2023	2022
Available-for-sale debt securities:
Unrealized losses on securities for which the fair value option was elected [1]	$(13)	$(17)	$(41)
Realized losses on sales	$(1)	$(38)	$(4)

Equity investments:
Unrealized gains (losses)	$296	$(297)	$(158)
Realized (losses) gains on sales	$(137)	$(23)	$22
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

	March 31, 2024
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$52	$51
Due after 1 year through 5 years	309	293
Due after 5 years through 10 years	471	442
Due after 10 years	449	360
Mortgage-backed and asset-backed securities [1]	341	322
Total	$1,622	$1,468
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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2024 and 2023, all finance receivables were classified as held-for-investment.

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

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2024	2023
Retail receivables [1]	$87,150	$79,515
Dealer financing	16,181	12,123
	103,331	91,638

Deferred origination costs	1,399	1,315
Deferred income	(1,424)	(1,184)
Allowance for credit losses
Retail receivables	(1,549)	(1,430)
Dealer financing	(88)	(59)
Total allowance for credit losses	(1,637)	(1,489)
Finance receivables, net	$101,669	$90,280

1.
Includes gross securitized retail receivables of $31.5 billion and $29.0 billion as of March 31, 2024 and 2023, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $396 million and $284 million at March 31, 2024 and 2023, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Total
Aging of finance receivables:
Current	$35,407	$22,473	$15,041	$8,539	$2,654	$748	$84,862
30-59 days past due	301	488	426	242	92	53	1,602
60-89 days past due	77	143	119	68	27	17	451
90 days or greater past due	38	69	53	29	10	11	210
Total	$35,823	$23,173	$15,639	$8,878	$2,783	$829	$87,125
Gross Charge-Offs	$38	$297	$258	$111	$38	$34	$776

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Total
Aging of finance receivables:
Current	$32,377	$22,585	$14,278	$5,555	$2,178	$846	$77,819
30-59 days past due	306	439	285	125	71	44	1,270
60-89 days past due	90	135	82	35	21	15	378
90 days or greater past due	47	63	33	16	9	11	179
Total	$32,820	$23,222	$14,678	$5,731	$2,279	$916	$79,646

The amortized cost of retail loan portfolio excludes accrued interest of $318 million and $235 million at March 31, 2024 and 2023, respectively. The previous tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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
At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors; and
•
Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$6,287	$6,287
Credit Watch	-	-	-	-	-	-	238	238
At Risk	-	-	-	-	-	-	112	112
Default	-	-	-	-	-	-	36	36
Wholesale total	$-	$-	$-	$-	$-	$-	$6,673	$6,673
Real estate
Performing	$1,224	$883	$815	$860	$128	$784	$3	$4,697
Credit Watch	58	37	44	6	-	-	-	145
At Risk	8	1	10	-	-	2	-	21
Default	4	2	-	25	-	-	-	31
Real estate total	$1,294	$923	$869	$891	$128	$786	$3	$4,894
Working Capital
Performing	$769	$414	$235	$122	$105	$159	$2,715	$4,519
Credit Watch	20	41	13	-	-	-	2	76
At Risk	-	3	-	-	2	-	1	6
Default	-	-	-	13	-	-	-	13
Working capital total	$789	$458	$248	$135	$107	$159	$2,718	$4,614
Total	$2,083	$1,381	$1,117	$1,026	$235	$945	$9,394	$16,181

For the twelve months ended March 31, 2024, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $78 million and $49 million at March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was not significant, respectively.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	March 31, 2024
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,602	$451	$210	$2,263	$84,862	$87,125	$142
Wholesale	-	-	-	-	6,673	6,673	-
Real estate	-	-	-	-	4,894	4,894	-
Working capital	-	-	-	-	4,614	4,614	-
Total	$1,602	$451	$210	$2,263	$101,043	$103,306	$142

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

The amortized cost at March 31, 2024 of the loans modified during fiscal 2024 was not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were not significant for the twelve months ended March 31, 2024.

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2023 was not significant for each class of finance receivables. Troubled debt restructurings for accounts not under bankruptcy protection within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer. For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three. We generally use a discounted cash flow approach for determining allowance for credit losses for finance receivables modified as a troubled debt restructuring that are granted with interest rate concessions, and a non-discounted cash flow approach for other loans. Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal or interest rate adjustments during fiscal 2023.

We consider finance receivables under bankruptcy protection within the retail loan class to be troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection, regardless of the ultimate outcome of the bankruptcy proceedings. The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal. For fiscal 2023, the financial impact of troubled debt restructurings related to finance receivables under bankruptcy protection was not significant to our Consolidated Statements of Income and Consolidated Balance Sheets.

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

Retail Loan Portfolio Segment

The level of credit risk in our retail loan portfolio segment is influenced by various factors such as economic conditions, the used vehicle market, credit quality, contract structure, and collection strategies and practices. The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or private label), contract term, and other relevant factors. We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Allowance for Credit Losses (Continued)

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Year ended March 31, 2024
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2023	$1,430	$83	$1,513
Charge-offs	(776)	-	(776)
Recoveries	108	-	108
Provision for credit losses	787	52	839
Ending balance, March 31, 2024 ¹	$1,549	$135	$1,684

1 Ending balance includes $47 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

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

Our allowance for credit losses increased from $1.5 billion at March 31, 2023 to $1.7 billion at March 31, 2024, primarily due to the increase in the size of our retail loan portfolio.

We have elected to exclude accrued interest from the measurement of expected credit losses as we apply policies and procedures that result in the timely write-offs of accrued interest. Accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables for the dealer products portfolio segment as of March 31, 2024 includes $1.3 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $231 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of March 31, 2023 includes $1.0 billion in finance receivables that are guaranteed by TMNA, and $199 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, investment tax credits, and accumulated depreciation. Non-cash investing activities related to investment tax credits on investments in operating leases amounted to $250 million in fiscal 2024. Generally, lessees have the ability to extend their lease term in six month increments up to a total of 12 months from the original lease maturity date. A lease can be terminated at any time by satisfying the obligations under the lease contract. Early termination programs may be occasionally offered to eligible lessees. At the end of the lease, the customer has the option to buy the leased vehicle or return the vehicle to the dealer.

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

Operating lease revenues are recognized on a straight-line basis over the term of the lease. We have made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected from customers. Deferred fees and costs include incentive payments made to dealers, acquisition fees collected from customers, and investment tax credits. Deferred income includes payments received on affiliate and non-affiliated third-party sponsored subvention and other incentive programs. Both deferred fees and costs and deferred income are capitalized or deferred and amortized on a straight-line basis over the contract term. The accrual of revenue on investments in operating leases is discontinued at the time an account is determined to be uncollectible and subsequent revenue is recognized only to the extent a payment is received. Operating leases may be restored to accrual status when future payments are reasonably assured.

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

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred. When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group. If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income. As of March 31, 2024 and 2023, there was no impairment in our investment in operating leases portfolio.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Investments in Operating Leases, Net (Continued)

Our depreciation policy for operating leases incorporates our historical experience on early terminations due to customer defaults into the useful life of the vehicles. We consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Investments in operating leases, net on the Consolidated Balance Sheets and Depreciation on operating leases in the Consolidated Statements of Income.

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2024	2023
Investments in operating leases [1]	$35,383	$38,811
Deferred income	(609)	(694)
Accumulated depreciation	(6,761)	(8,248)
Investments in operating leases, net	$28,013	$29,869
1.
Includes gross securitized investments in operating leases of $13.8 billion and $15.3 billion as of March 31, 2024 and 2023, respectively.

The following table presents future minimum lease payments due to us as lessor under investments in operating leases after March 31, 2024:

Years ending March 31,	Future minimum lease payments on operating leases
2025	$4,410
2026	2,950
2027	1,122
2028	44
2029	5
Thereafter	-
Total	$8,531

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2024, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	March 31, 2024		March 31, 2023
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$71,830	$1,149	$56,799	$1,888
Foreign currency swaps	1,759	89	1,237	49
Total	$73,589	$1,238	$58,036	$1,937

Counterparty netting		(346)		(659)
Collateral held		(851)		(1,227)
Carrying value of derivative contracts – Other assets		$41		$51

Other liabilities:
Interest rate swaps	$38,920	$52	$46,082	$468
Foreign currency swaps	7,433	918	6,447	1,002
Total	$46,353	$970	$52,529	$1,470

Counterparty netting		(346)		(659)
Collateral posted		(601)		(794)
Carrying value of derivative contracts – Other liabilities		$23		$17

As of March 31, 2024 and 2023, we held excess collateral and variation margin of $5 million and $23 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. As of March 31, 2024 and 2023, we posted initial margin, excess collateral, and variation margin of $311 million and $265 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years Ended March 31,
	2024	2023	2022
Interest expense on debt	$4,936	$2,919	$1,498
Interest (income) expense on derivatives	(661)	(569)	107
Interest expense on debt and derivatives	4,275	2,350	1,605

Gains on debt denominated in foreign currencies	(80)	(614)	(438)
(Gains) losses on foreign currency swaps	(90)	805	818
Losses (gains) on U.S. dollar interest rate swaps	600	513	(584)
Total interest expense	$4,705	$3,054	$1,401

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	March 31, 2024			March 31, 2023
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$88,576	$88,083	4.19%	$79,393	$78,949	3.48%
Secured notes and loans payable	34,387	34,337	4.64%	32,777	32,736	3.76%
Total debt	$122,963	$122,420	4.32%	$112,170	$111,685	3.56%

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

Future
Years ending March 31,	debt maturities
2025	$56,556
2026	24,222
2027	15,949
2028	10,296
2029	5,603
Thereafter [1]	10,337
Unamortized premiums, discounts and debt issuance costs	(543)
Total debt	$122,420
1.
Unsecured and secured notes and loans payable mature on various dates through fiscal 2049.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amounts outstanding under our commercial paper programs were $17.2 billion and $16.7 billion as of March 31, 2024 and 2023, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of March 31, 2024 and 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2025. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.4 billion and $5.5 billion of this facility as of March 31, 2024 and 2023, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of March 31, 2024, TMCC had committed bank credit facilities totaling $4.4 billion, of which $2.4 billion, $75 million, and $1.9 billion mature in fiscal years ending March 31, 2025, 2026, and 2027, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2024 and 2023. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales, U.S.A., Inc. (“TMS”), expiring in fiscal year ending March 31, 2027. This credit facility was not drawn upon and had no outstanding balance as of March 31, 2024 and 2023.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	March 31, 2024
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,559	$31,130	$125	$27,351	$54
Investments in operating leases	692	10,274	17	6,986	12
Total	$2,251	$41,404	$142	$34,337	$66

	March 31, 2023
		VIE Assets		VIE Liabilities
		Net
	Restricted cash	securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,434	$28,764	$85	$25,155	$41
Investments in operating leases	656	11,063	23	7,581	10
Total	$2,090	$39,827	$108	$32,736	$51

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Variable Interest Entities (Continued)

Restricted cash, including restricted cash equivalents, shown in the previous tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the previous tables are presented net of deferred fees and costs, deferred income, accumulated depreciation, and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion and $1.5 billion of securities retained by TMCC at March 31, 2024 and 2023, respectively. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Amounts due from non-consolidated variable interest entities at March 31, 2024 and 2023, and revenues earned from non-consolidated variable interest entities during fiscal 2024, 2023, and 2022 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2024	2023
Commitments:
Credit facilities commitments with dealers	$3,244	$3,153
Commitments under operating lease agreements	106	106
Total commitments	3,350	3,259
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,450	$3,359

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

Lease Commitments

Our operating lease portfolio consists of real estate leases. Total operating lease expense, including payments to affiliates, was $26 million for fiscal 2024, $32 million for fiscal 2023, and $32 million for fiscal 2022. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the previous table include $62 million and $76 million for facilities leases with affiliates at March 31, 2024 and 2023, respectively.

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

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term. As of March 31, 2024 and 2023, operating lease liabilities and ROU assets related to our operating lease agreements for which we are the lessee were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028- $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2024 and 2023.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of March 31, 2024, we determined that it is not probable that we will be required to make any material payments in the future. As of March 31, 2024 and 2023, no amounts have been recorded under these indemnification provisions.

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were not significant for fiscal 2024, 2023, and 2022.

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

TMCC employer contributions to the savings plan were not significant for fiscal 2024, 2023, and 2022.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain medical care and life insurance benefits to eligible retired employees. Generally, in order to be eligible for these benefits, the employee must be age 55 or older with 10 or more years of service.

Other post-retirement benefit costs allocated to TMCC were not significant for fiscal 2024, 2023, and 2022.

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

The provision for income taxes consisted of the following:

	Years ended March 31,
	2024	2023	2022
Current
Federal	$769	$(1,859)	$1,774
State	114	(1)	281
Foreign	12	16	22
Total	895	(1,844)	2,077

Deferred
Federal	(376)	2,100	(1,166)
State	(72)	78	(123)
Foreign	(5)	(5)	1
Total	(453)	2,173	(1,288)
Provision for income taxes	$442	$329	$789

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2024	2023	2022
Provision for income taxes at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes (net of federal tax benefit)	3.4%	4.2%	3.7%
Changes in unrecognized tax benefits	0.5%	1.3%	-
Federal tax credits [1]	-	(1.0)%	(1.0)%
Effect of state tax law changes	(1.2)%	(0.3)%	0.3%
Other, net	(0.5)%	-	(0.3)%
Effective tax rate	23.2%	25.2%	23.7%

1.
The amounts in Federal tax credits include tax benefits from foreign tax credits and research and development credits for fiscal 2024, 2023, and 2022, and tax benefits from plug-in vehicle credits for fiscal 2023 and 2022. The amounts in Federal tax credits also include tax benefits from qualified commercial clean vehicle credits for fiscal 2023 and alternative fuel vehicle credits for fiscal 2022.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2024	2023
Liabilities:
Lease transactions	$3,493	$4,786
Voluntary protection dealer commissions	439	403
State taxes, net of federal tax benefit	271	356
Other	73	72
Deferred tax liabilities	$4,276	$5,617

Assets:
Provision for credit and residual value losses	517	478
Deferred costs and fees	210	197
Mark-to-market of investments in marketable securities and derivatives	186	150
Accrued expenses	40	23
Lease obligations	19	20
Net operating loss and tax credit carryforwards	14	1,007
Other	19	17
Deferred tax assets	1,005	1,892
Valuation allowance	(1)	(2)
Net deferred tax assets	$1,004	$1,890
Net deferred income tax liability [1]	$3,272	$3,727

1.
Balance includes deferred tax assets of $18 million and $16 million at March 31, 2024 and 2023, respectively, attributable to unrealized losses included in accumulated other comprehensive loss. The change in this balance is not included in the total deferred tax expense.

We have no deferred tax assets related to cumulative federal net operating loss carry forwards at March 31, 2024. At March 31, 2023, we had $955 million deferred tax assets related to cumulative federal net operating loss carry forwards. We have deferred tax assets related to cumulative state net operating loss carry forwards of $13 million and $37 million at March 31, 2024 and 2023, respectively. State net operating loss carryforwards will expire beginning in fiscal 2027.

We have no deferred tax assets related to federal tax credits for vehicles or research and development at March 31, 2024. We had deferred tax assets related to federal tax credits for plug-in vehicles and qualified commercial clean vehicles of $11 million and federal tax credit for research and development of $4 million at March 31, 2023. The deferred tax assets related to federal tax credit for foreign tax were not significant as of March 31, 2024 and 2023, respectively.

The valuation allowance on deferred tax assets was not significant as of March 31, 2024 and 2023, respectively. The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods. Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, other than the deemed repatriation tax that is provided pursuant to the Tax Cuts and Jobs Act of 2017, state and local taxes have not been provided for unremitted earnings of our foreign subsidiary. At March 31, 2024 and 2023, these unremitted earnings totaled $320 million and $307 million, respectively. Determination of the amount of the deferred state and local tax liability is not practicable, and accordingly no estimate of the unrecorded deferred state and local tax liability is provided.

Although we do not foresee any events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

We had an income tax receivable of $26 million and $28 million for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries at March 31, 2024 and 2023, respectively. Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, TFSB, and Toyota Financial Services Securities USA Corporation, was not significant for both March 31, 2024 and 2023.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain. The change in unrecognized tax benefits are as follows:

	March 31,
	2024	2023	2022
Balance at beginning of the year	$43	$22	$15
Increases related to positions taken during the current year	3	2	1
Increases recorded in current year related to positions taken during prior years	11	19	6
Settlements	(3)	-	-
Expirations due to lapse of statute	(2)	-	-
Balance at end of the year	$52	$43	$22

At March 31, 2024, 2023 and 2022 approximately $52 million, $43 million and $22 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate. During fiscal 2024, $12 million of the net increase in unrecognized tax benefits had an effect on the effective tax rate. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense. Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability. For each of fiscal 2024, 2023, and 2022, accrued interest was not significant and no penalties were accrued.

In August 2022, the Inflation Reduction Act (“the Act”) was signed into law. The Act modifies climate and clean energy corporate tax provisions, including amendments to the federal tax credit for plug-in vehicles available under the previous tax law as well as enactment of the qualified commercial clean vehicles credit. We consider the qualified commercial clean vehicles credit to constitute an investment tax credit under Accounting Standards Codification 740 Income Taxes. As described in Note 1 – Basis of Presentation and Significant Accounting Policies, in the fourth quarter of fiscal 2024, we changed our accounting policy for investment tax credits from the flow-through method to the deferral method. The Act also includes a 15 percent corporate alternative minimum tax based on modified financial statement net income, applying to tax years beginning after December 31, 2022, which was applicable in fiscal 2024. We do not expect to pay corporate alternative minimum tax in addition to our regular federal income tax in fiscal 2024.

Tax-related Contingencies

As of March 31, 2024, we remained under IRS examination for fiscal 2018 through fiscal 2024.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions

The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Years ended March 31,
	2024	2023	2022
Net financing revenues:
Manufacturer's subvention and other revenues	$985	$1,243	$1,746
Depreciation on operating leases	$(68)	$106	$(75)

Interest expense:
Credit support fees, interest and other expenses	$103	$96	$99

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$152	$156	$168

Investment and other income, net:
Interest and other income	$62	$35	$3

Expenses:
Operating and administrative	$94	$107	$82

	March 31,	March 31,
	2024	2023
Assets:
Cash and cash equivalents
Commercial paper	$-	$35

Finance receivables, net
Accounts receivable	$49	$47
Deferred retail subvention income	$(953)	$(922)

Investments in operating leases, net
Investments in operating leases, net	$(80)	$(250)
Deferred lease subvention income	$(323)	$(410)

Other assets
Notes receivable	$1,724	$1,237
Other receivables, net	$86	$89

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$433	$399
Other payables, net	$771	$432
Notes payable	$8	$8

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of March 31, 2024 and 2023, the subvention receivable from TMNA was $111 million and $79 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of March 31, 2024 and 2023, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

Our Board of Directors declared and paid cash dividends of approximately $979 million and $2.5 billion payable to TFSIC during fiscal 2024 and 2023.

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

In addition, TMCC receives support from and provides financing support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements. As of March 31, 2024 and 2023, total financing support available from affiliates totaled approximately $8.4 billion for each of the respective periods. These amounts include a $5.0 billion three-year revolving credit facility with TMS which expires in 2027. As of March 31, 2024 and 2023, total financing support available to affiliates totaled approximately $10.2 billion and $7.8 billion, respectively. These amounts include financing support available to Toyota Finance Corporation, which was increased to ¥300 billion (approximately $2.0 billion as of March 31, 2024) in December 2023. The amounts outstanding under these agreements are recorded in Other assets and Other liabilities on our Consolidated Balance Sheets at March 31, 2024 and 2023.

Other Financing Support Provided to Affiliates

TMCC provides wholesale financing, real estate and working capital loans to certain dealerships that were consolidated by another affiliate under the accounting guidance for variable interest entities. TMCC also pays these dealers origination fees. These costs represent direct costs incurred in connection with the acquisition of retail and lease contracts, including subvention and other cash incentive programs.

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 9 – Commitments and Contingencies.

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase no more than $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines. At March 31, 2024 and 2023, we had $7 million and $8 million, respectively, in loan participations outstanding that had been purchased by TMCC under this agreement.

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
•
TMCC and TFSB are parties to a services agreement wherein TMCC will subservice loans on behalf of TFSB.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

Operational Support Arrangements with Affiliates

•
TMCC and TCPR provide various wholesale financing to dealers, which result in us having payables to TMNA and Toyota de Puerto Rico Corp.
•
TMCC is party to a lease agreement with TMNA for our headquarters facility in Plano, Texas, expiring in 2032, and our Dallas Data Center expiring in 2026. The lease commitments are described in Note 9 – Commitments and Contingencies.
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
•
Affiliate voluntary protection contract revenues and insurance earned premiums primarily represent revenues from TMIS for coverage and related administrative services provided to TMNA and other affiliates. This includes contractual indemnity coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles and related administrative services for TMNA’s certified pre-owned vehicle program. TMIS also provides umbrella liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to a reinsurer.

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

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. Nonrecurring fair value items as of March 31, 2024 and 2023 were not significant. Retail finance receivables greater than 120 days past due are measured at fair value based on the fair value of the underlying collateral less costs to sell. The fair value of collateral is based on the current average selling prices for like vehicles at wholesale used vehicle auctions.

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

	March 31, 2024
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$693	$4	$-	$-	$697
Foreign government and agency obligations	-	12	-	-	12
Municipal debt securities	-	7	-	-	7
Corporate debt securities	-	430	-	-	430
Mortgage-backed securities:
U.S. government agency	-	118	-	-	118
Non-agency residential	-	7	4	-	11
Non-agency commercial	-	46	9	-	55
Asset-backed securities	-	82	56	-	138
Available-for-sale debt securities total	693	706	69	-	1,468
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value					1,134
Total return bond funds	830	-	-	-	830
Equity mutual funds	1,073	-	-	-	1,073
Equity investments total	1,903	-	-	-	3,037
Investments in marketable securities total	2,596	706	69	-	4,505
Derivative assets:
Interest rate swaps	-	1,149	-	-	1,149
Foreign currency swaps	-	89	-	-	89
Counterparty netting and collateral	-	-	-	(1,197)	(1,197)
Derivative assets total	-	1,238	-	(1,197)	41
Assets at fair value	2,596	1,944	69	(1,197)	4,546
Derivative liabilities:
Interest rate swaps	-	(52)	-	-	(52)
Foreign currency swaps	-	(918)	-	-	(918)
Counterparty netting and collateral	-	-	-	947	947
Liabilities at fair value	-	(970)	-	947	(23)
Net assets at fair value	$2,596	$974	$69	$(250)	$4,523

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of March 31, 2024 and 2023, or Consolidated Statements of Income for the years ended March 31, 2024 and 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2024
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$85,886	$-	$-	$86,575	$86,575
Wholesale	6,690	-	-	6,710	6,710
Real estate	4,900	-	-	4,890	4,890
Working capital	4,531	-	-	4,494	4,494

Financial liabilities
Unsecured notes and loans payable	$88,083	$-	$86,133	$-	$86,133
Secured notes and loans payable	34,337	-	-	34,003	34,003

	March 31, 2023
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$78,445	$-	$-	$77,649	$77,649
Wholesale	3,972	-	-	3,968	3,968
Real estate	4,981	-	-	4,990	4,990
Working capital	3,113	-	-	3,058	3,058

Financial liabilities
Unsecured notes and loans payable	$78,949	$-	$76,401	$-	$76,401
Secured notes and loans payable	32,736	-	-	32,173	32,173

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

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Year ended March 31, 2024
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$12,144	$-	$-	$12,144
Depreciation on operating leases	4,179	-	-	4,179
Interest expense	4,705	-	-	4,705
Net financing revenues	3,260	-	-	3,260

Voluntary protection contract revenues and insurance earned premiums	-	1,120	-	1,120
Investment and other income, net	515	358	-	873
Net financing and other revenues	3,775	1,478	-	5,253

Expenses:
Provision for credit losses	839	-	-	839
Operating and administrative	1,466	454	-	1,920
Voluntary protection contract expenses and insurance losses	-	592	-	592
Total expenses	2,305	1,046	-	3,351

Income before income taxes	1,470	432	-	1,902
Provision for income taxes	344	98	-	442

Net income	$1,126	$334	$-	$1,460

Total assets	$141,993	$7,466	$(78)	$149,381

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

	Year ended March 31, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$11,293	$-	$-	$11,293
Depreciation on operating leases	5,122	-	-	5,122
Interest expense	3,054	-	-	3,054
Net financing revenues	3,117	-	-	3,117

Voluntary protection contract revenues and insurance earned premiums	-	1,053	-	1,053
Investment and other income (loss), net	314	(217)	-	97
Net financing and other revenues	3,431	836	-	4,267

Expenses:
Provision for credit losses	713	-	-	713
Operating and administrative	1,331	445	-	1,776
Voluntary protection contract expenses and insurance losses	-	470	-	470
Total expenses	2,044	915	-	2,959

Income (loss) before income taxes	1,387	(79)	-	1,308
Provision (benefit) for income taxes	346	(17)	-	329

Net income (loss)	$1,041	$(62)	$-	$979

Total assets	$131,093	$6,638	$(136)	$137,595

	Year ended March 31, 2022
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$11,920	$-	$-	$11,920
Depreciation on operating leases	5,846	-	-	5,846
Interest expense	1,401	-	-	1,401
Net financing revenues	4,673	-	-	4,673

Voluntary protection contract revenues and insurance earned premiums	-	1,015	-	1,015
Investment and other income, net	45	(71)	-	(26)
Net financing and other revenues	4,718	944	-	5,662

Expenses:
Provision for credit losses	236	-	-	236
Operating and administrative	1,311	386	-	1,697
Voluntary protection contract expenses and insurance losses	-	405	-	405
Total expenses	1,547	791	-	2,338

Income before income taxes	3,171	153	-	3,324
Provision for income taxes	755	34	-	789

Net income	$2,416	$119	$-	$2,535

Total assets	$128,684	$6,510	$(153)	$135,041

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

For the years ended March 31, 2024 and 2023, respectively, approximately 84 percent and 83 percent of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the years ended March 31, 2024 and 2023.

We had $2.9 billion and $2.7 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2023 and March 31, 2022, respectively. We recognized $869 million of the unearned amounts in voluntary protection contract revenues in our Consolidated Statements of Income during fiscal 2024, compared to $800 million during fiscal 2023. As of March 31, 2024, we had unearned voluntary protection contract revenues of $3.1 billion included in Other liabilities on our Consolidated Balance Sheet, and with respect to this balance, we expect to recognize revenue of approximately $902 million in fiscal 2025 and $2.2 billion thereafter.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities on our Consolidated Balance Sheets. These accruals arising from contracts entered into by TMIS are not significant as of March 31, 2024 and 2023. Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined. If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 15 – Selected Quarterly Financial Data (unaudited)

The effects of the change in accounting principle described in Note 1 – Basis of Presentation and Significant Accounting Policies on the unaudited quarterly Consolidated Statements of Income for the year ended March 31, 2024 are summarized in the table below:

	Unaudited
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Year ended March 31, 2024:
Total financing revenues	$2,904	$2,986	$3,098	$3,156
Depreciation on operating leases	1,155	918	1,044	1,062
Interest expense	899	1,272	1,230	1,304
Net financing revenues	850	796	824	790
Voluntary protection contract revenues and insurance earned premiums	271	278	282	289
Investment and other income, net	162	(18)	495	234
Net financing revenues and other revenues	1,283	1,056	1,601	1,313
Total expenses	759	815	866	911
Income before income taxes	524	241	735	402
Provision for income taxes	132	63	174	73

Net income	$392	$178	$561	$329

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Attestation report of the registered public accounting firm. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement; or a “non-Rule 10b5-1 trading agreement’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of June 4, 2024.

Name	Age	Position
Mark S. Templin	63	Director, Chairman of the Board, TMCC; Director, President and Chief Operating Officer, TFSIC;
		Director and Group Chief Operating Officer, TFSC Director, TMNA
		Director and Chairman, TFSB

Scott Cooke	53	Director, President and Chief Executive Officer, TMCC Chief Financial Officer, TFSIC

James Schofield	47	Group Vice President and Chief Financial Officer, TMCC

Alec Hagey	58	Director, Senior Vice President and Chief Operating Officer, TMCC

Mao Saka	53	Director and Treasurer, TMCC Director, TFSIC

Ellen L. Farrell	59	Group Vice President, General Counsel, Chief Legal, Compliance and Administrative Officer and Secretary, TMCC; Secretary, TFSIC Director, TFSB

Anna Sampang	54	Group Vice President - Chief Information Officer, TMCC

Brittany Baird	37	Vice President and Chief Accounting Officer, TMCC

Hiroyoshi Korosue	62	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Chief Officer, Sales Finance Business Group, TMC

Tetsuo Ogawa	64	Director, TMCC; Director, President and Chief Executive Officer, TMNA; Operating Officer, TMC

Jack Hollis	57	Director, TMCC; Director and President, TMS; Chief Operating Officer and Executive Vice President, TMNA;

All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Templin was named Chairman of the Board of TMCC in December 2023. Mr. Templin previously served as President and Chief Executive Officer of TMCC from September 2018 to January 2024. He was named Director of TMCC in May 2016 and served as Chairman of the TMCC Board of Directors from May 2016 to August 2018. He was also named Director, President and Chief Operating Officer of TFSIC in April 2016, Director of TMNA in June 2020, and Director and Chairman of TFSB in October 2021. Mr. Templin has also served as a Director of TFSC since April 2016 and was named Group Chief Operating Officer of TFSC in September 2017. From April 2016 to September 2017, he served as Chief Marketing Officer of TFSC. From April 2013 to December 2017, Mr. Templin also served as Managing Officer of TMC, and from April 2016 to December 2017 he served as Deputy Chief Officer of TMC’s Sales Financial Business Group. From April 2013 to April 2016, Mr. Templin served as Executive Vice President of TMC’s Lexus International Company, and from April 2012 to March 2013, Mr. Templin also served as General Manager of TMC’s Lexus Planning Division. From October 2007 to March 2013, he served as Group Vice President and General Manager of TMS’s Lexus Division. Mr. Templin first joined TMS in January 1990.

Mr. Cooke was named President and Chief Executive Officer in January 2024 and was named Director of TMCC in June 2019. Mr. Cooke served as Senior Vice President of TMCC from January 2022 to January 2024, as Group Vice President of TMCC from December 2017 to January 2022, and as Chief Financial Officer of TMCC from April 2019 to January 2024. Mr. Cooke has served as Chief Financial Officer of TFSIC since June 2019. Prior to his appointment to Chief Financial Officer of TMCC, Mr. Cooke served as Group Vice President of Treasury, Business Intelligence, Analytics and Finance of TMCC from February 2019 to April 2019. From December 2017 to January 2019, he held the position of Group Vice President, Chief Risk Officer. Mr. Cooke served as Vice President, Chief Risk Officer from July 2015 to December 2017. Prior to that, he served as Corporate Manager, Product Planning for North American Products at TMS from July 2014 to July 2015. From August 2012 to July 2014, Mr. Cooke held the position of Corporate Manager, Dealer Credit. Mr. Cooke first joined TMCC in June 2003.

Mr. Schofield was named Group Vice President and Chief Financial Officer in January 2024. He previously served as Group Vice President of Finance, Treasury, Competitiveness, Mergers and Acquisitions from June 2022 to January 2024 and Vice President of Finance, Treasury, Competitiveness, Mergers and Acquisitions from August 2021 to June 2022. Prior to joining TMCC, Mr. Schofield most recently served as Managing Director at Lloyds Banking Group where he held various roles from July 2006 to June 2021.

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

Ms. Sampang was named Group Vice President and Chief Information Officer in March 2024. She previously served as Group Vice President – Service Operations from September 2019 to March 2024. Ms. Sampang also served as Vice President, Service Operations Strategy, Planning and Support of TMCC from April 2017 to September 2019, and Corporate Manager, Service Operations Strategy, Planning and Support for TMCC from September 2013 to March 2017. Prior to this, she served as Chief Operations Officer for TFSB from January 2012 to September 2013. Ms. Sampang first joined TMS in 1993.

Ms. Baird was named Vice President and Chief Accounting Officer in September 2023. Prior to her current position, Ms. Baird served as General Manager and Financial Controllership from June 2022 to September 2023. She previously served as Group Manager and Financial Controllership from March 2021 to June 2022. Ms. Baird also served as National Manager, Officer of the Chief Executive Officer from April 2019 to March 2021 and as National Manager, Accounting Transformation and Consulting at TMCC from October 2017 to April 2019. Ms. Baird first joined TMCC in 2012.

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

Mr. Hollis was named Director of TMCC in June 2022, Chief Operating Officer of TMNA in April 2024, and Executive Vice President of TMNA and Director and President of TMS in June 2022. Prior to this, he held the following positions at TMNA and TMS: Senior Vice President Automotive Operations from September 2020 to June 2022, Group Vice President & General Manager – Toyota Division from February 2017 to September 2020, Group Vice President – Marketing from December 2014 to February 2017, Vice President – Marketing from July 2012 to November 2014 and Vice President – Scion from June 2007 to June 2012. Mr. Hollis joined TMS in 1992.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2024	2023
Audit fees	$14,333	$12,275
Audit related fees	-	-
Tax fees	287	263
All other fees	48	247
Total fees	$14,668	$12,785

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

Auditor Fees Pre-approval Policy

The TMCC Audit and Non-Audit Services Pre-Approval Policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be reviewed and pre-approved by the TMCC Audit Committee and TMCC Board of Directors. All the services provided in fiscal 2024 and 2023 were pre-approved in accordance with the policy’s pre-approval requirements.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 62 through 108.

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

(a)(3)Exhibits

See Exhibit Index on page 115.

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010.	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000.	(2)

4.1(a)	Indenture, dated as of August 1, 1991, between Toyota Motor Credit Corporation and The Chase Manhattan Bank, N.A.	(3)

4.1(b)	First Supplemental Indenture, dated as of October 1, 1991, among Toyota Motor Credit Corporation, Bankers Trust Company and The Chase Manhattan Bank, N.A.	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among Toyota Motor Credit Corporation, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) as successor to The Bank of New York Mellon, as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation, Appointment and Acceptance, dated as of April 26, 2010, among Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.	(7)

4.2(a)	Amended and Restated Agency Agreement, dated September 15, 2023, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited, and The Bank of New York Mellon, acting through its London branch	(8)

4.2(b)	Amended and Restated Note Agency Agreement, dated as of September 17, 2021, among Toyota Motor Credit Corporation, The Bank of New York Mellon S.A. /NV, Luxembourg branch, and The Bank of New York Mellon, acting through its London branch.	(9)

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

Exhibit Number	Description	Method of Filing

10.6	Amended and Restated Repurchase Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(16)

10.7(a)	Credit Support Fee Agreement, dated as of March 30, 2001, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(17)

10.7(b)	Amendment Number 1 to Credit Support Fee Agreement, dated as of June 17, 2005, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(18)

10.7(c)	Amendment Number 2 to the Credit Support Fee Agreement, dated as of September 7, 2012, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(19)

10.8	Revolving Credit Agreement, dated as of April 1, 2024, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(20)

10.9	Form of Indemnification Agreement between Toyota Motor Credit Corporation and its directors and officers.	(21)

18.1	Preferability Letter from PricewaterhouseCoopers LLP regarding change in accounting principle	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

97.1	Toyota Motor Credit Corporation Policy on Recovery of Erroneously Awarded Compensation	Filed Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema with embedded linkbases document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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
(19)
Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed September 7, 2012, Commission File Number 1-9961.
(20)
Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed April 2, 2024, Commission File Number 1-9961.
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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 4, 2024	By	/s/ Scott Cooke
Scott Cooke
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Templin	Director, Chairman of the Board of Directors	June 4, 2024
Mark S. Templin

/s/ Scott Cooke	Director, President and	June 4, 2024
Scott Cooke	Chief Executive Officer (Principal Executive Officer)

/s/ James Schofield	Group Vice President and	June 4, 2024
James Schofield	Chief Financial Officer (Principal Financial Officer)

/s/ Brittany Baird	Vice President and	June 4, 2024
Brittany Baird	Chief Accounting Officer (Principal Accounting Officer)

/s/ Alec Hagey	Director, Senior Vice President and	June 4, 2024
Alec Hagey	Chief Operations Officer

/s/ Mao Saka	Director and Treasurer	June 4, 2024
Mao Saka

Director
Hiroyoshi Korosue

Director
Tetsuo Ogawa

Director
Jack Hollis