Form 10-Q
period 2024-09-30
TOYOTA MOTOR CREDIT CORP
filed 2024-11-06
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended September 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Financing revenues:
Operating lease	$1,539	$1,571	$3,060	$3,186
Retail	1,487	1,209	2,907	2,313
Dealer	271	206	539	391
Total financing revenues	3,297	2,986	6,506	5,890
Depreciation on operating leases	1,015	918	2,049	2,073
Interest expense	1,584	1,272	3,027	2,171
Net financing revenues	698	796	1,430	1,646

Voluntary protection contract revenues and insurance earned premiums	300	278	595	549
Investment and other income (loss), net	388	(18)	611	144
Net financing revenues and other revenues	1,386	1,056	2,636	2,339

Expenses:
Provision for credit losses	206	221	395	386
Operating and administrative	453	449	893	897
Voluntary protection contract expenses and insurance losses	161	145	320	291
Total expenses	820	815	1,608	1,574

Income before income taxes	566	241	1,028	765
Provision for income taxes	137	63	242	195

Net income	$429	$178	$786	$570

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$429	$178	$786	$570
Other comprehensive income, net of tax
Net unrealized gains (losses) on available-for-sale debt securities [net of tax (provision) benefit of ($6), $6, ($5) and $8, respectively]	21	(21)	16	(29)
Reclassification of net (gains) losses realized on available-for-sale debt securities included in investment and other income, net [net of tax provision of $0, $0, $0 and $0, respectively]	-	(1)	3	(1)
Other comprehensive income (loss)	21	(22)	19	(30)
Comprehensive income	$450	$156	$805	$540

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	September 30,	March 31,
	2024	2024
ASSETS
Cash and cash equivalents	$10,209	$8,570
Restricted cash and cash equivalents	2,183	2,251
Investments in marketable securities	4,781	4,505
Finance receivables, net of allowance for credit losses of $1,656 and $1,637, respectively	103,237	101,669
Investments in operating leases, net	28,710	28,013
Other assets	4,431	4,373
Total assets	$153,551	$149,381

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$125,956	$122,420
Deferred income taxes	2,670	3,272
Other liabilities	7,138	6,707
Total liabilities	135,764	132,399

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at September 30, 2024 and March 31, 2024	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(46)	(65)
Retained earnings	16,916	16,130
Total shareholder's equity	17,787	16,982
Total liabilities and shareholder's equity	$153,551	$149,381

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	September 30,	March 31,
	2024	2024
ASSETS
Finance receivables, net	$32,137	$31,130
Investments in operating leases, net	9,027	10,274
Other assets	160	142
Total assets	$41,324	$41,546

LIABILITIES
Debt	$34,459	$34,337
Other liabilities	58	66
Total liabilities	$34,517	$34,403

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended September 30, 2024
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at June 30, 2024	$915	$2	$(67)	$16,487	$17,337

Net income	-	-	-	429	429
Other comprehensive income, net of tax	-	-	21	-	21
Balance at September 30, 2024	$915	$2	$(46)	$16,916	$17,787

	Six months ended September 30, 2024
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2024	$915	$2	$(65)	$16,130	$16,982

Net income	-	-	-	786	786
Other comprehensive income, net of tax	-	-	19	-	19
Balance at September 30, 2024	$915	$2	$(46)	$16,916	$17,787

	Three months ended September 30, 2023
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at June 30, 2023	$915	$2	$(65)	$16,041	$16,893

Net income	-	-	-	178	178
Other comprehensive loss, net of tax	-	-	(22)	-	(22)
Balance at September 30, 2023	$915	$2	$(87)	$16,219	$17,049

	Six months ended September 30, 2023
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2023	$915	$2	$(57)	$15,649	$16,509

Net income	-	-	-	570	570
Other comprehensive loss, net of tax	-	-	(30)	-	(30)
Balance at September 30, 2023	$915	$2	$(87)	$16,219	$17,049

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$786	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,087	2,108
Recognition of deferred income and fees	(738)	(794)
Provision for credit losses	395	386
Amortization of deferred costs	526	520
Foreign currency and other adjustments to the carrying value of financial instruments, net	406	(108)
Net (gains) losses from investments in marketable securities	(191)	186
Net change in:
Derivative assets	(13)	14
Other assets and accrued interest	(220)	84
Deferred income taxes	(607)	(463)
Derivative liabilities	(14)	(12)
Other liabilities	704	708
Net cash provided by operating activities	3,121	3,199

Cash flows from investing activities:
Purchase of investments in marketable securities	(359)	(424)
Proceeds from sales of investments in marketable securities	225	295
Proceeds from maturities of investments in marketable securities	74	55
Acquisition of finance receivables	(27,224)	(26,857)
Collection of finance receivables	24,841	21,617
Net change in certain wholesale receivables	422	(1,334)
Acquisition of investments in operating leases	(9,251)	(6,278)
Proceeds from disposals of investments in operating leases	6,397	5,805
Long term loans to affiliates	-	(1,010)
Payments on long term loans from affiliates	190	569
Net change in financing support provided to affiliates	52	61
Other, net	(27)	(18)
Net cash used in investing activities	(4,660)	(7,519)

Cash flows from financing activities:
Proceeds from issuance of debt	22,922	18,194
Payments on debt	(19,636)	(16,693)
Net change in commercial paper and other short-term financing	(168)	(37)
Net change in financing support provided by affiliates	(8)	-
Net cash provided by financing activities	3,110	1,464
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,571	(2,856)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	10,821	8,488
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$12,392	$5,632
Supplemental disclosures:
Interest paid, net	$2,479	$2,006
Income taxes paid (received), net	$343	$(1)

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and six months ended September 30, 2024 and 2023 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the fourth quarter of fiscal 2024, we changed our accounting method for investment tax credits from the flow-through method to the deferral method. As such, we have retrospectively applied the impact of the accounting method change to conform certain prior period amounts to current period presentation. Refer to Note 1 – Basis of Presentation and Significant Accounting Policies and Note 15 - Selected Quarterly Financial Data (unaudited) in our fiscal 2024 Form 10-K for additional information. In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended September 30, 2024, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2025 (“fiscal 2025”).

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

Recently Adopted Accounting Guidance

There were no new accounting pronouncements adopted in the first half and second quarter of fiscal 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. This ASU is effective for us on March 31, 2028, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Other Matters

We have continued to evaluate the private label financial services business, including partnering with or transitioning the business to our affiliates. In August 2024, management presented a plan to the Board of Directors (“Board”) of TMCC to transition the origination and financing of new automotive finance and lease contracts under the Mazda Financial Services (“MFS”) Agreement to Toyota Financial Savings Bank (“TFSB”), an unconsolidated affiliate of TMCC, subject to the successful completion of a trial run with certain Mazda dealers commencing in the third quarter of fiscal year 2025 (the “MFS Transition Plan”). As it was deemed to be in the best interests of the Corporation and its sole shareholder, Toyota Financial Services International Corporation, the Board approved the MFS Transition Plan, including all costs and expenses incurred with the transition, which are not expected to be significant. No existing TMCC private label assets or liabilities will be transitioned to or acquired by TFSB pursuant to the MFS Transition Plan.

In connection with the MFS Transition Plan, TMCC has entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB. TMCC will continue to offer voluntary protection products to MFS customers.

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of September 30, 2024 and March 31, 2024, we held AFS debt securities for which the fair value option was elected of $785 million and $778 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $43 million and $70 million as of September 30, 2024 and March 31, 2024, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income, net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	September 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$805	$4	$(65)	$744
Foreign government and agency obligations	14	1	(1)	14
Municipal debt securities	8	1	(1)	8
Corporate debt securities	469	5	(35)	439
Mortgage-backed securities:
U.S. government agency	121	1	(2)	120
Non-agency residential	12	-	(1)	11
Non-agency commercial	55	-	(6)	49
Asset-backed securities	128	1	(3)	126
Total available-for-sale debt securities	$1,612	$13	$(114)	$1,511
Equity investments				3,270
Total investments in marketable securities				$4,781

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

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$44	$-	$572	$(65)	$616	$(65)
Foreign government and agency obligations	-	-	5	(1)	5	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	4	-	319	(35)	323	(35)
Mortgage-backed securities
U.S. Government agency	-	-	40	(2)	40	(2)
Non-agency residential	-	-	7	(1)	7	(1)
Non-agency commercial	-	-	48	(6)	48	(6)
Asset-backed securities	3	-	51	(3)	54	(3)
Total available-for-sale debt securities	$51	$-	$1,044	$(114)	$1,095	$(114)

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

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of September 30, 2024 and March 31, 2024, management determined credit losses for securities in an unrealized loss position were not significant. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Available-for-sale debt securities:
Unrealized gains (losses) on securities for which the fair value option was elected	$32	$(38)	$27	$(50)
Realized gains (losses) on sales, net	$-	$(2)	$(4)	$(2)

Equity investments:
Unrealized gains (losses)	$170	$(146)	$184	$(134)
Realized losses on sales, net	$(10)	$-	$(16)	$-

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	September 30, 2024
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$60	$59
Due after 1 year through 5 years	342	336
Due after 5 years through 10 years	443	433
Due after 10 years	451	377
Mortgage-backed and asset-backed securities [1]	316	306
Total	$1,612	$1,511

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

Finance receivables, net consisted of the following:

	September 30,	March 31,
	2024	2024
Retail receivables [1]	$88,860	$87,150
Dealer financing	16,380	16,181
	105,240	103,331

Deferred origination costs	1,339	1,399
Deferred income	(1,686)	(1,424)
Allowance for credit losses
Retail receivables	(1,563)	(1,549)
Dealer financing	(93)	(88)
Total allowance for credit losses	(1,656)	(1,637)
Finance receivables, net	$103,237	$101,669

1 Includes gross securitized retail receivables of $32.5 billion and $31.5 billion as of September 30, 2024 and March 31, 2024, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $394 million and $396 million at September 30, 2024 and March 31, 2024, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at September 30, 2024
	2025	2024	2023	2022	2021	2020 and Prior	Total
Aging of finance receivables:
Current	$18,204	$29,732	$18,148	$11,827	$6,140	$1,881	$85,932
30-59 days past due	92	428	506	409	225	102	1,762
60-89 days past due	26	138	162	125	68	35	554
90 days or greater past due	9	70	81	56	29	20	265
Total	$18,331	$30,368	$18,897	$12,417	$6,462	$2,038	$88,513
Gross Charge-Offs	$1	$105	$161	$104	$41	$23	$435

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Total
Aging of finance receivables:
Current	$35,407	$22,473	$15,041	$8,539	$2,654	$748	$84,862
30-59 days past due	301	488	426	242	92	53	1,602
60-89 days past due	77	143	119	68	27	17	451
90 days or greater past due	38	69	53	29	10	11	210
Total	$35,823	$23,173	$15,639	$8,878	$2,783	$829	$87,125
Gross Charge-Offs	$38	$297	$258	$111	$38	$34	$776

The amortized cost of retail loan portfolio excludes accrued interest of $321 million and $318 million at September 30, 2024 and March 31, 2024, respectively. The preceding tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at September 30, 2024
	2025	2024	2023	2022	2021	2020 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$5,952	$5,952
Credit Watch	-	-	-	-	-	-	379	379
At Risk	-	-	-	-	-	-	21	21
Default	-	-	-	-	-	-	8	8
Wholesale total	$-	$-	$-	$-	$-	$-	$6,360	$6,360
Real estate
Performing	$713	$1,094	$783	$701	$800	$735	$208	$5,034
Credit Watch	70	46	-	28	15	-	-	159
At Risk	-	9	-	-	-	2	-	11
Default	5	-	-	-	-	-	-	5
Real estate total	$788	$1,149	$783	$729	$815	$737	$208	$5,209
Working Capital
Performing	$391	$627	$286	$178	$112	$231	$2,939	$4,764
Credit Watch	11	12	14	4	-	-	2	43
At Risk	-	-	3	-	-	-	1	4
Default	-	-	-	-	-	-	-	-
Working capital total	$402	$639	$303	$182	$112	$231	$2,942	$4,811
Total	$1,190	$1,788	$1,086	$911	$927	$968	$9,510	$16,380

For the three and six months ended September 30, 2024, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $73 million and $78 million at September 30, 2024 and March 31, 2024, respectively. As of September 30, 2024 and March 31, 2024, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was not significant.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	September 30, 2024
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,762	$554	$265	$2,581	$85,932	$88,513	$173
Wholesale	1	-	-	1	6,359	6,360	-
Real estate	-	-	-	-	5,209	5,209	-
Working capital	25	-	-	25	4,786	4,811	-
Total	$1,788	$554	$265	$2,607	$102,286	$104,893	$173

	March 31, 2024
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,602	$451	$210	$2,263	$84,862	$87,125	$142
Wholesale	-	-	-	-	6,673	6,673	-
Real estate	-	-	-	-	4,894	4,894	-
Working capital	-	-	-	-	4,614	4,614	-
Total	$1,602	$451	$210	$2,263	$101,043	$103,306	$142

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

The amortized cost at September 30, 2024 and 2023 of the loans modified during the three and six months ended September 30, 2024 and 2023 were not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were not significant for the three and six months ended September 30, 2024 and 2023.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended September 30, 2024
	Retail loan	Dealer products	Total

Beginning balance, July 1, 2024	$1,559	$146	$1,705
Charge-offs	(237)	-	(237)
Recoveries	35	-	35
Provision for credit losses	206	-	206
Ending balance, September 30, 2024 ¹	$1,563	$146	$1,709

	Six months ended September 30, 2024
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2024	$1,549	$135	$1,684
Charge-offs	(435)	-	(435)
Recoveries	65	-	65
Provision for credit losses	384	11	395
Ending balance, September 30, 2024 ¹	$1,563	$146	$1,709

1 Ending balance includes $53 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

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

Finance receivables for the dealer products portfolio segment as of September 30, 2024, includes $1.3 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $273 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of September 30, 2023, includes $1.2 billion in finance receivables that are guaranteed by TMNA, and $219 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, investment tax credits, and accumulated depreciation. Non-cash investing activities related to investment tax credits on investments in operating leases for the six months ended September 30, 2024 and 2023 were $281 million and $84 million, respectively. Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 8 - Variable Interest Entities. Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions. They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	September 30,	March 31,
	2024	2024
Investments in operating leases [1]	$35,290	$35,383
Deferred income	(867)	(609)
Accumulated depreciation	(5,713)	(6,761)
Investments in operating leases, net	$28,710	$28,013

1 Includes gross securitized investments in operating leases of $11.9 billion and $13.8 billion as of September 30, 2024 and March 31, 2024, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2024, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	September 30, 2024		March 31, 2024
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$50,878	$567	$71,830	$1,149
Foreign currency swaps	4,859	253	1,759	89
Total	$55,737	$820	$73,589	$1,238

Counterparty netting		(309)		(346)
Collateral held		(457)		(851)
Carrying value of derivative contracts – Other assets		$54		$41

Other liabilities:
Interest rate swaps	$61,271	$24	$38,920	$52
Foreign currency swaps	5,337	515	7,433	918
Total	$66,608	$539	$46,353	$970

Counterparty netting		(309)		(346)
Collateral posted		(221)		(601)
Carrying value of derivative contracts – Other liabilities		$9		$23

As of September 30, 2024 and March 31, 2024, we held excess collateral and variation margin of $5 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. As of September 30, 2024 and March 31, 2024, we posted initial margin, excess collateral, and variation margin of $420 million and $311 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense on debt	$1,424	$1,189	$2,829	$2,275
Interest income on derivatives	(39)	(205)	(97)	(414)
Interest expense on debt and derivatives	1,385	984	2,732	1,861

Losses (gains) on debt denominated in foreign currencies	374	(280)	394	(243)
(Gains) losses on foreign currency swaps	(606)	253	(599)	297
Losses on U.S. dollar interest rate swaps	431	315	500	256
Total interest expense	$1,584	$1,272	$3,027	$2,171

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	September 30, 2024			March 31, 2024
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$91,991	$91,497	4.17%	$88,576	$88,083	4.19%
Secured notes and loans payable	34,513	34,459	4.85%	34,387	34,337	4.64%
Total debt	$126,504	$125,956	4.36%	$122,963	$122,420	4.32%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates. Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amount outstanding under our commercial paper programs was $17.1 billion and $17.2 billion as of September 30, 2024 and March 31, 2024, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of September 30, 2024 and March 31, 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $4.5 billion and $3.4 billion of this facility as of September 30, 2024 and March 31, 2024, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of September 30, 2024, TMCC had committed bank credit facilities totaling $4.6 billion, of which $2.2 billion, $400 million, $1.7 billion, and $325 million mature in fiscal years ending March 31, 2025, 2026, 2027, and 2028, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of September 30, 2024 and March 31, 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal year ending March 31, 2027. This credit facility was not drawn upon and had no outstanding balance as of September 30, 2024 and March 31, 2024.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	September 30, 2024
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,551	$32,137	$137	$28,305	$49
Investments in operating leases	632	9,027	23	6,154	9
Total	$2,183	$41,164	$160	$34,459	$58

	March 31, 2024
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,559	$31,130	$125	$27,351	$54
Investments in operating leases	692	10,274	17	6,986	12
Total	$2,251	$41,404	$142	$34,337	$66

Restricted cash and cash equivalents shown in the preceding tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the preceding tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion of securities retained by TMCC at September 30, 2024 and March 31, 2024, respectively. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Amounts due from non-consolidated variable interest entities at September 30, 2024 and March 31, 2024 and revenues earned from non-consolidated variable interest entities for three and six months ended September 30, 2024 and 2023 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	September 30,	March 31,
	2024	2024
Commitments:
Credit facilities commitments with dealers	$3,130	$3,244
Commitments under operating lease agreements	118	106
Total commitments	3,248	3,350
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,348	$3,450

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

Lease Commitments

Our operating lease portfolio consists of real estate leases. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the preceding table include $58 million and $62 million for facilities leases with affiliates at September 30, 2024 and March 31, 2024, respectively.

Lease terms may contain renewal and extension options or early termination features. Generally, these options do not impact the lease term because TMCC is not reasonably certain that it will exercise the options. These lease agreements do not impose restrictions on our ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements, nor do they have residual value guarantees. We exclude from our Consolidated Balance Sheets leases with a term equal to one year or less and do not separate non-lease components from our real estate leases. Total operating lease expense, including payments to affiliates for the first half and second quarter of fiscal 2025 and fiscal 2024 were not significant.

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term. As of September 30, 2024 and March 31, 2024, operating lease liabilities and ROU assets related to our operating lease agreements for which we are the lessee were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2024 and March 31, 2024.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of September 30, 2024, we determined that it is not probable that we will be required to make any material payments in the future. As of September 30, 2024 and March 31, 2024, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $137 million and $242 million for the three and six months ended September 30, 2024, respectively, compared to $63 million and $195 million for the same periods in fiscal 2024. Our effective tax rate was 24 percent for the three and six months ended September 30, 2024, compared to 26 percent and 25 percent for the same periods in fiscal 2024. The increase in the provision for income taxes for the three and six months ended September 30, 2024, compared to the same periods in fiscal 2024, was primarily due to the increase in income before income taxes. The lower effective tax rate for the three and six months ended September 30, 2024, compared to the same periods in fiscal 2024, was primarily attributable to the decrease in state tax provision in the current year and the valuation allowance against the deferred tax asset related to mark-to-market of investments in marketable securities recorded in fiscal 2024.

Tax-related Contingencies

As of September 30, 2024, we remain under IRS examination for fiscal 2018 through fiscal 2025.

We periodically review our uncertain tax positions. Our assessment is based on many factors including any ongoing IRS audits. For the three months ended September 30, 2024, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the cumulative state net operating loss carry forwards, deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of derivatives, and other deferred costs. The total deferred tax liability, net of these deferred tax assets, was $2.7 billion and $3.3 billion at September 30, 2024 and March 31, 2024, respectively. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

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

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net financing revenues:
Manufacturer's subvention and other revenues	$239	$253	$464	$523
Depreciation on operating leases	$4	$(118)	$21	$(87)

Interest expense:
Credit support fees, interest and other expenses	$28	$24	$57	$48

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$42	$39	$83	$77

Investment and other income, net:
Interest and other income	$35	$11	$48	$19

Expenses:
Operating and administrative	$26	$22	$52	$46

	September 30,	March 31,
	2024	2024
Assets:
Finance receivables, net
Accounts receivable	$91	$49
Deferred retail subvention income	$(1,078)	$(953)

Investments in operating leases, net
Investments in operating leases, net	$(97)	$(80)
Deferred lease subvention income	$(451)	$(323)

Other assets
Notes receivable	$1,494	$1,724
Other receivables, net	$73	$86

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$444	$433
Other payables, net	$809	$771
Notes payable	$-	$8

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of September 30, 2024 and March 31, 2024, the subvention receivable from TMNA was $101 million and $111 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of September 30, 2024 and March 31, 2024, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	September 30, 2024
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$740	$4	$-	$-	$744
Foreign government and agency obligations	-	14	-	-	14
Municipal debt securities	-	8	-	-	8
Corporate debt securities	-	439	-	-	439
Mortgage-backed securities:
U.S. government agency	-	120	-	-	120
Non-agency residential	-	7	4	-	11
Non-agency commercial	-	45	4	-	49
Asset-backed securities	-	70	56	-	126
Available-for-sale debt securities total	740	707	64	-	1,511
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value [1]					1,220
Total return bond funds	877	-	-	-	877
Equity mutual funds	1,173	-	-	-	1,173
Equity investments total	2,050	-	-	-	3,270
Investments in marketable securities total	2,790	707	64	-	4,781
Derivative assets:
Interest rate swaps	-	567	-	-	567
Foreign currency swaps	-	253	-	-	253
Counterparty netting and collateral	-	-	-	(766)	(766)
Derivative assets total	-	820	-	(766)	54
Assets at fair value	2,790	1,527	64	(766)	4,835
Derivative liabilities:
Interest rate swaps	-	(24)	-	-	(24)
Foreign currency swaps	-	(515)	-	-	(515)
Counterparty netting and collateral	-	-	-	530	530
Liabilities at fair value	-	(539)	-	530	(9)
Net assets at fair value	$2,790	$988	$64	$(236)	$4,826

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024, or Consolidated Statements of Income for the three and six months ended September 30, 2024 and 2023.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of September 30, 2024 and March 31, 2024.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	September 30, 2024
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$87,262	$-	$-	$89,656	$89,656
Wholesale	6,369	-	-	6,409	6,409
Real estate	5,192	-	-	5,246	5,246
Working capital	4,707	-	-	4,677	4,677

Financial liabilities
Unsecured notes and loans payable	$91,497	$-	$90,844	$-	$90,844
Secured notes and loans payable	34,459	-	-	34,527	34,527

	March 31, 2024
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$85,886	$-	$-	$86,575	$86,575
Wholesale	6,690	-	-	6,710	6,710
Real estate	4,900	-	-	4,890	4,890
Working capital	4,531	-	-	4,494	4,494

Financial liabilities
Unsecured notes and loans payable	$88,083	$-	$86,133	$-	$86,133
Secured notes and loans payable	34,337	-	-	34,003	34,003

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended September 30, 2024
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$3,297	$-	$-	$3,297
Depreciation on operating leases	1,015	-	-	1,015
Interest expense	1,584	-	-	1,584
Net financing revenues	698	-	-	698

Voluntary protection contract revenues and insurance earned premiums	-	300	-	300
Investment and other income, net	136	252	-	388
Net financing and other revenues	834	552	-	1,386

Expenses:
Provision for credit losses	206	-	-	206
Operating and administrative	332	121	-	453
Voluntary protection contract expenses and insurance losses	-	161	-	161
Total expenses	538	282	-	820

Income before income taxes	296	270	-	566
Provision for income taxes	74	63	-	137

Net income	$222	$207	$-	$429

	Six months ended September 30, 2024
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$6,506	$-	$-	$6,506
Depreciation on operating leases	2,049	-	-	2,049
Interest expense	3,027	-	-	3,027
Net financing revenues	1,430	-	-	1,430

Voluntary protection contract revenues and insurance earned premiums	-	595	-	595
Investment and other income, net	302	309	-	611
Net financing and other revenues	1,732	904	-	2,636

Expenses:
Provision for credit losses	395	-	-	395
Operating and administrative	659	234	-	893
Voluntary protection contract expenses and insurance losses	-	320	-	320
Total expenses	1,054	554	-	1,608

Income before income taxes	678	350	-	1,028
Provision for income taxes	161	81	-	242

Net income	$517	$269	$-	$786

Total assets at September 30, 2024	$145,636	$8,008	$(93)	$153,551

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

	Three months ended September 30, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$2,986	$-	$-	$2,986
Depreciation on operating leases	918	-	-	918
Interest expense	1,272	-	-	1,272
Net financing revenues	796	-	-	796

Voluntary protection contract revenues and insurance earned premiums	-	278	-	278
Investment and other income (loss), net	119	(137)	-	(18)
Net financing and other revenues	915	141	-	1,056

Expenses:
Provision for credit losses	221	-	-	221
Operating and administrative	332	117	-	449
Voluntary protection contract expenses and insurance losses	-	145	-	145
Total expenses	553	262	-	815

Income (loss) before income taxes	362	(121)	-	241
Provision (benefit) for income taxes	83	(20)	-	63

Net income (loss)	$279	$(101)	$-	$178

	Six months ended September 30, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$5,890	$-	$-	$5,890
Depreciation on operating leases	2,073	-	-	2,073
Interest expense	2,171	-	-	2,171
Net financing revenues	1,646	-	-	1,646

Voluntary protection contract revenues and insurance earned premiums	-	549	-	549
Investment and other income (loss), net	233	(89)	-	144
Net financing and other revenues	1,879	460	-	2,339

Expenses:
Provision for credit losses	386	-	-	386
Operating and administrative	666	231	-	897
Voluntary protection contract expenses and insurance losses	-	291	-	291
Total expenses	1,052	522	-	1,574

Income (loss) before income taxes	827	(62)	-	765
Provision (benefit) for income taxes	202	(7)	-	195

Net income (loss)	$625	$(55)	$-	$570

Total assets at September 30, 2023	$133,013	$6,780	$(78)	$139,715

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three and six months ended September 30, 2024, approximately 86 percent and 85 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers, compared to 84 percent for the same periods in fiscal 2024.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and six months ended September 30, 2024 and 2023.

We had $3.1 billion and $2.9 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023, respectively. We recognized $234 million and $466 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three and six months ended September 30, 2024, respectively, compared to $212 million and $421 million during the same periods in fiscal 2024. As of September 30, 2024, we had unearned voluntary protection contract revenues of $3.3 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $516 million during fiscal 2025, and $2.8 billion thereafter. At September 30, 2023, we had unearned voluntary protection contract revenues of $3.0 billion associated with outstanding contracts.

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

Fiscal 2025 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2025 (“fiscal 2025”), the United States (“U.S.”) economy continued to be impacted by higher interest rates and consumer price increases, which have had an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers which negatively impacts our financing volumes and market share, as a result of customers and dealers seeking alternative solutions or increasing the amount of cash purchases, thereby resulting in a decline of our competitive position. These economic conditions have also negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs.

While economic conditions had an adverse effect, a general increase of inventory levels of new vehicles, along with an increase in sale incentives, resulted in relatively consistent industry-wide vehicle sales in the U.S. for the first half of fiscal 2025, compared to the same period in fiscal 2024. There has been a decline in average used vehicle values in the first half of fiscal 2025; however, values still remained elevated compared to historic levels. Additional future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses.

We continue to maintain broad global access to both domestic and international funding markets. Conditions in the global capital markets were generally stable during the first half of fiscal 2025, although interest rates remained elevated as a result of the central banks’ efforts to lower inflation to target levels. During the first half of fiscal 2025, our interest expense increased as compared to the same period in fiscal 2024 as a result of higher interest rates. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Mazda Financial Services Transition Plan

We have continued to evaluate the private label financial services business, including partnering with or transitioning the business to our affiliates. In August 2024, management presented a plan to the Board of Directors (“Board”) of TMCC to transition the origination and financing of new automotive finance and lease contracts under the Mazda Financial Services (“MFS”) Agreement to Toyota Financial Savings Bank (“TFSB”), an unconsolidated affiliate of TMCC, subject to the successful completion of a trial run with certain Mazda dealers commencing in the third quarter of fiscal year 2025 (the “MFS Transition Plan”). As it was deemed to be in the best interests of the Corporation and its sole shareholder, Toyota Financial Services International Corporation, the Board approved the MFS Transition Plan, including all costs and expenses incurred with the transition, which are not expected to be significant. No existing TMCC private label assets or liabilities will be transitioned to or acquired by TFSB pursuant to the MFS Transition Plan.

In connection with the MFS Transition Plan, TMCC has entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB. TMCC will continue to offer voluntary protection products to MFS customers.

The MFS Transition Plan, if fully implemented, will include the origination of all new MFS retail and lease contracts by TFSB rather than TMCC and is anticipated to affect our results of operation and financial statements by reducing financing revenue and related expenses reported on our consolidated statements of income and reducing finance receivables, net and investments in operating leases, net reported on our consolidated balance sheets. Revenue to be earned from service fees related to originating and servicing new MFS retail and lease contracts on behalf of TFSB is not expected to offset the reduction in financing revenue resulting from the implementation of the MFS Transition Plan. The implementation of the MFS Transition Plan is also expected to reduce our future funding needs.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2024	2023	2024	2023
Net income:
Finance operations [1]	$222	$279	$517	$625
Voluntary protection operations [1]	207	(101)	269	(55)
Total net income	$429	$178	$786	$570

1 Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $786 million and $429 million for the first half and second quarter of fiscal 2025, respectively, compared to $570 million and $178 million for the same periods in fiscal 2024.

The increase in net income for first half of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to a $616 million increase in total financing revenues, a $467 million increase in investment and other income, net, a $46 million increase in voluntary protection contract revenues and insurance earned premiums, and a $24 million decrease in depreciation on operating leases, partially offset by a $856 million increase in interest expense, a $47 million increase in provision for income taxes, and a $29 million increase in voluntary protection contract expenses and insurance losses.

The increase in net income for the second quarter of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to a $406 million increase in investment and other income, net, a $311 million increase in total financing revenues, a $22 million increase in voluntary protection contract revenues and insurance earned premiums, and a $15 million decrease in provision for credit losses, partially offset by a $312 million increase in interest expense, a $97 million increase in depreciation on operating leases, a $74 million increase in provision for income taxes, and a $16 million increase in voluntary protection contract expenses and insurance losses.

Our overall capital position increased $805 million, bringing total shareholder’s equity to $17.8 billion at September 30, 2024 as compared to $17.0 billion at March 31, 2024. Our debt increased to $126.0 billion at September 30, 2024 from $122.4 billion at March 31, 2024. Our debt-to-equity ratio decreased to 7.1 at September 30, 2024 from 7.2 at March 31, 2024.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2024	2023	Change	2024	2023	change
Financing revenues:
Operating lease	$1,539	$1,571	(2)%	$3,060	$3,186	(4)%
Retail	1,487	1,209	23%	2,907	2,313	26%
Dealer	271	206	32%	539	391	38%
Total financing revenues	3,297	2,986	10%	6,506	5,890	10%
Depreciation on operating leases	1,015	918	11%	2,049	2,073	(1)%
Interest expense	1,584	1,272	25%	3,027	2,171	39%
Net financing revenues	698	796	(12)%	1,430	1,646	(13)%
Investment and other income, net	136	119	14%	302	233	30%
Net financing and other revenues	834	915	(9)%	1,732	1,879	(8)%
Expenses:
Provision for credit losses	206	221	(7)%	395	386	2%
Operating and administrative	332	332	0%	659	666	(1)%
Total expenses	538	553	(3)%	1,054	1,052	0%
Income before income taxes	296	362	(18)%	678	827	(18)%
Provision for income taxes	74	83	(11)%	161	202	(20)%

Net income from finance operations	$222	$279	(20)%	$517	$625	(17)%

Our finance operations reported net income of $517 million and $222 million for the first half and second quarter of fiscal 2025, respectively, compared to $625 million and $279 million for the same periods in fiscal 2024.

The decrease in net income from finance operations for the first half of fiscal 2025, compared to the same period in fiscal 2024 was primarily due to an $856 million increase in interest expense, partially offset by a $616 million increase in total financing revenues, a $69 million increase in investment and other income, net, a $41 million decrease in provision for income taxes, and a $24 million decrease in depreciation on operating leases.

The decrease in net income from finance operations for the second quarter of fiscal 2025, compared to the same period in fiscal 2024 was primarily due to a $312 million increase in interest expense and a $97 million increase in depreciation on operating leases, partially offset by a $311 million increase in total financing revenues, a $17 million increase in investment and other income, net, and a $15 million decrease in provision for credit losses.

Financing Revenues

Total financing revenues increased 10 percent during the first half and second quarter of fiscal 2025, respectively, as compared to the same periods in fiscal 2024 due to the following:

•
Operating lease revenues decreased 4 percent and 2 percent for the first half and second quarter of fiscal 2025, respectively, as compared to the same periods in fiscal 2024, primarily due to lower average outstanding earning asset balances.
•
Retail financing revenues increased 26 percent and 23 percent for the first half and second quarter of fiscal 2025, respectively, as compared to the same periods in fiscal 2024, due to higher yields and higher average outstanding earning asset balances.
•
Dealer financing revenues increased 38 percent and 32 percent for the first half and second quarter of fiscal 2025, respectively, as compared to the same periods in fiscal 2024, due to higher average outstanding earning asset balances and higher yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 6.7 percent and 6.8 percent for the first half and second quarter of fiscal 2025, compared to 6.1 percent and 6.5 percent for the same periods in fiscal 2024.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $2.0 billion for the first half of fiscal 2025, compared to $2.1 billion for the same period in fiscal 2024. The decrease in depreciation on operating leases for the first half of fiscal 2025, compared to the same period in fiscal 2024, was due to lower average operating lease units outstanding, mostly offset by higher expected residual value losses. We recorded depreciation on operating leases of $1.0 billion for the second quarter of fiscal 2025, compared to $918 million for the same period in fiscal 2024. The increase in depreciation on operating leases for the second quarter of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to higher expected residual value losses, partially offset by lower average operating lease units outstanding.

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

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2024	2023	2024	2023
Interest expense on debt	$1,424	$1,189	$2,829	$2,275
Interest income on derivatives	(39)	(205)	(97)	(414)
Interest expense on debt and derivatives	1,385	984	2,732	1,861

Losses (gains) on debt denominated in foreign currencies	374	(280)	394	(243)
(Gains) losses on foreign currency swaps	(606)	253	(599)	297
Losses on U.S. dollar interest rate swaps	431	315	500	256
Total interest expense	$1,584	$1,272	$3,027	$2,171

During the first half and second quarter of fiscal 2025, total interest expense increased to $3.0 billion and $1.6 billion, respectively, from $2.2 billion and $1.3 billion for the same periods in fiscal 2024. The increase in total interest expense for the first half and second quarter of fiscal 2025, compared to the same periods in fiscal 2024 is primarily attributable to an increase in interest expense on debt and derivatives, losses on U.S. dollar interest rate swaps, partially offset by changes on debt denominated in foreign currencies net of foreign currency swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs. During the first half and second quarter of fiscal 2025, interest expense on debt and derivatives combined increased to $2.7 billion and $1.4 billion, respectively, from $1.9 billion and $984 million for the same periods in fiscal 2024. The increase in interest expense on debt is primarily due to an increase in weighted average interest rates and debt outstanding. The decrease in interest income on derivatives is primarily due to a decrease in net interest income on pay-fixed swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments. We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first half and second quarter of fiscal 2025, we recorded net gains of $205 million and $232 million, respectively, primarily due to decreases in foreign currency swap rates across the various currencies in which our debt is denominated. During the first half of fiscal 2024, we recorded net losses of $54 million, primarily due to increases in foreign currency swap rates across the various currencies in which our debt is denominated. During the second quarter of fiscal 2024, we recorded net gains of $27 million, as the impact from net interest income outweighed the impact attributable to yield curve movements.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first half and second quarter of fiscal 2025, we recorded losses of $500 million and $431 million, respectively, primarily due to a downward shift of U.S. dollar swap rates resulting in losses on pay-fixed swaps exceeding gains on our pay-float swaps. During the first half and second quarter of fiscal 2024, we recorded losses of $256 million and $315 million, respectively, as the impact from net interest income outweighed the impact attributable to increases in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $302 million and $136 million for the first half and second quarter of fiscal 2025, respectively, compared to $233 million and $119 million for the same periods in fiscal 2024. The increase in investment and other income, net for the first half and second quarter of fiscal 2025, compared to the same periods in fiscal 2024, was primarily due to higher yields and higher average balances on our cash and cash equivalents.

Provision for Credit Losses

We recorded a provision for credit losses of $395 million and $206 million for the first half and second quarter of fiscal 2025, respectively, compared to $386 million and $221 million for the same periods in fiscal 2024. The increase in provision for credit losses for the first half of fiscal 2025, compared to the same period in fiscal 2024, was due to an increase in consumer delinquencies and charge-offs, partially offset by lower growth of our retail loan and dealer portfolios.

The decrease in the provision for credit losses in the second quarter of fiscal 2025, compared to the same period in fiscal 2024, was due to lower growth of our retail loan and dealer portfolios, partially offset by an increase in consumer delinquencies and charge-offs.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $659 million and $332 million for the first half and second quarter of fiscal 2025, respectively, compared to $666 million and $332 million for the same periods in fiscal 2024.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
	2024	2023	Change	2024	2023	change
Contracts (units in thousands)
Issued	822	802	2%	1,651	1,592	4%
Average in force	11,168	10,820	3%	11,177	10,616	5%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$300	$278	8%	$595	$549	8%
Investment and other income (loss), net	252	(137)	(284)%	309	(89)	(447)%
Revenues from voluntary protection operations	552	141	291%	904	460	97%
Expenses:
Voluntary protection contract expenses and insurance losses	161	145	11%	320	291	10%
Operating and administrative	121	117	3%	234	231	1%
Total expenses	282	262	8%	554	522	6%
Income (loss) before income taxes	270	(121)	(323)%	350	(62)	(665)%
Provision (benefit) for income taxes	63	(20)	(415)%	81	(7)	(1257)%
Net income (loss) from voluntary protection operation	$207	$(101)	(305)%	$269	$(55)	(589)%

Our voluntary protection operations reported net income of $269 million and $207 million for the first half and second quarter of fiscal 2025, respectively, compared to net loss of $55 million and $101 million for the same periods in fiscal 2024.

The increase in net income from voluntary protection operations for the first half of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to a $398 million increase in investment and other income (loss), net and a $46 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by an $88 million increase in provision for income taxes, and a $29 million increase in voluntary protection contract expenses and insurance losses.

The increase in net income from voluntary protection operations for the second quarter of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to a $389 million increase in investment and other income, net and a $22 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by an $83 million increase in provision for income taxes, and a $16 million increase in voluntary protection contract expenses and insurance losses.

Contracts issued increased 4 percent and 2 percent for the first half and second quarter of fiscal 2025, respectively, compared to the same period in fiscal 2024, primarily due to growth in our private label business. The average number of contracts in force increased 5 percent and 3 percent for the first half and second quarter of fiscal 2025, respectively, compared to the same periods in fiscal 2024, due to net growth in the voluntary protection portfolio primarily in prepaid maintenance contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $595 million and $300 million for the first half and second quarter of fiscal 2025, respectively, compared to $549 million and $278 million for the same periods in fiscal 2024. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for the first half and second quarter of fiscal 2025, compared to the same periods in fiscal 2024, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio.

Investment and Other Income (Loss), Net

Our voluntary protection operations reported investment and other income, net of $309 million and $252 million for the first half and second quarter of fiscal 2025, respectively, compared to investment and other loss, net of $89 million and $137 million for the same periods in fiscal 2024. Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other income, net for the first half and second quarter of fiscal 2025, compared to the same periods in fiscal 2024, was primarily due to gains from changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected, as a result of market volatility, and increased interest income due to higher interest rates.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $320 million and $161 million for the first half and second quarter of fiscal 2025, respectively, compared to $291 million and $145 million for the same periods in fiscal 2024. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts, and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses for the first half of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to an increase in frequency of claims in our prepaid maintenance contracts and an increase in frequency and severity of claims in our guaranteed auto protection and vehicle service contracts. The increase in voluntary protection contract expenses and insurance losses for the second quarter of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to an increase in frequency of claims in our prepaid maintenance contracts and an increase in frequency and severity of claims in our vehicle service contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $234 million and $121 million for the first half and second quarter of fiscal 2025, respectively, compared to $231 million and $117 million for the same periods in fiscal 2024.

Provision for Income Taxes

Our provision for income taxes was $242 million and $137 million for the first half and second quarter of fiscal 2025, respectively, compared to $195 million and $63 million for the same periods in fiscal 2024. Our effective tax rate was 24 percent for the first half and second quarter of fiscal 2025, respectively, compared to 25 percent and 26 percent for the same periods in fiscal 2024. The increase in the provision for income taxes for the first half and second quarter of fiscal 2025, compared to the same periods in fiscal 2024, was primarily due to the increase in income before income taxes. The lower effective tax rate for the first half and second quarter of fiscal 2025, compared to the same periods in fiscal 2024, was primarily attributable to the decrease in state tax provision in the current year and the valuation allowance against the deferred tax asset related to mark-to-market of investments in marketable securities recorded in fiscal 2024.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
(Units in thousands):	2024	2023	change	2024	2023	Change
Vehicle financing volume [1]:
New retail contracts	200	206	(3)%	418	403	4%
Used retail contracts	74	111	(33)%	164	217	(24)%
Lease contracts	111	79	41%	229	160	43%
Total	385	396	(3)%	811	780	4%

TMNA subvened vehicle financing volume [2]:
New retail contracts	112	105	7%	231	216	7%
Used retail contracts	13	15	(13)%	31	27	15%
Lease contracts	69	49	41%	140	103	36%
Total	194	169	15%	402	346	16%

Market share of TMNA sales [3]:	55.4%	52.8%		56.9%	53.4%

1
Total financing volume was comprised of approximately 77 percent Toyota/Lexus, 20 percent private label, and 3 percent non-Toyota/Lexus/private label for the first half of fiscal 2025. Total financing volume was comprised of approximately 75 percent Toyota/Lexus, 22 percent private label, and 3 percent non-Toyota/Lexus/private label for the second quarter of fiscal 2025. Total financing volume was comprised of approximately 80 percent Toyota/Lexus, 15 percent private label, and 5 percent non-Toyota/Lexus/private label for the first half of fiscal 2024. Total financing volume was comprised of approximately 81 percent Toyota/Lexus, 14 percent private label, and 5 percent non-Toyota/Lexus/private label for the second quarter of fiscal 2024.
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

Our financing volume increased 4 percent for the first half of fiscal 2025, compared to the same period in fiscal 2024, primarily due to higher levels of subvention and other incentives programs, as well as the availability of new vehicles in the first quarter of fiscal 2025.

Our financing volume decreased 3 percent for the second quarter of fiscal 2025, compared to the same period in fiscal 2024, primarily due to a decrease in used retail contracts from lower levels of subvention and other incentives programs, mostly offset by an increase in lease contracts from higher levels of subvention and other incentives programs.

Our market share of TMNA sales increased approximately 4 percentage points and approximately 3 percentage points for the first half and second quarter of fiscal 2025, respectively, compared to the same periods in fiscal 2024, primarily due to higher levels of subvention and other incentives programs.

The composition of our net earning assets is summarized below:

	September 30,	March 31,	Percentage
(Dollars in millions)	2024	2024	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$86,950	$85,576	2%
Dealer financing, net [1]	16,287	16,093	1%
Total finance receivables, net	103,237	101,669	2%
Investments in operating leases, net	28,710	28,013	2%
Net earning assets	$131,947	$129,682	2%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,215	1,245	(2)%
Dealers outside of the Toyota/Lexus/private label dealer network	386	392	(2)%
Total number of dealers receiving wholesale financing	1,601	1,637	(2)%

1 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 4 percent for the first half of fiscal 2025, compared to the same period in fiscal 2024, primarily due to higher levels of subvention and other incentives programs. Despite higher levels of subvention and other incentives programs, our new retail contract volume decreased 3 percent for the second quarter of fiscal 2025, compared to the same period in fiscal 2024, primarily due to lower new vehicles inventory levels.

Our used retail contracts decreased 24 percent and 33 percent for the first half and second quarter of fiscal 2025, compared to the same periods in fiscal 2024, due to increased competition in the used vehicle marketplace as well as lower levels of subvention and other incentives programs.

Our retail finance receivables, net increased 2 percent at September 30, 2024 as compared to March 31, 2024 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 43 percent and 41 percent for the first half and second quarter of fiscal 2025, compared to the same periods in fiscal 2024, primarily due to higher levels of subvention and other incentives programs. Our investments in operating leases, net, increased 2 percent at September 30, 2024, compared to March 31, 2024, primarily due to higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 1 percent at September 30, 2024, as compared to March 31, 2024, primarily due to an increase in financing for revolving lines of credit and real estate.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
	2024	2023	change	2024	2023	change
Depreciation on operating leases (dollars in millions)	$1,015	$918	11%	$2,049	$2,073	(1)%
Average operating lease units outstanding (in thousands)	886	992	(11)%	893	1,012	(12)%

Depreciation expense on operating leases decreased 1 percent for the first half of fiscal 2025, compared to the same period in fiscal 2024, due to lower average operating lease units outstanding, mostly offset by higher expected residual value losses. Depreciation expense on operating leases increased 11 percent for the second quarter of fiscal 2025, compared to the same period in fiscal 2024, primarily due to higher expected residual value losses, partially offset by lower average operating lease units outstanding.

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

The following table provides information related to our origination experience:

	September 30,	March 31,	September 30,
	2024	2024	2023
Average consumer portfolio origination FICO score	758	756	753
Average consumer retail loan origination term (months) [1]	69	69	69

1 Retail loan origination greater than or equal to 78 months was 11% as of September 30, 2024, March 31, 2024, and September 30, 2023, respectively.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2024 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	September 30,	March 31,	September 30,
	2024	2024	2023
Net charge-offs as a percentage of average finance receivables [1,5]	0.69%	0.69%	0.57%
Default frequency as a percentage of outstanding consumer finance receivables contracts [1]	1.48%	1.25%	1.20%
Average consumer finance receivables loss severity per unit [2]	$13,871	$14,113	$13,534
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.78%	0.64%	0.68%
Operating leases	0.54%	0.48%	0.44%

1 The ratio for net charge-offs and the ratio for default frequency have been annualized using six-month results for the periods ended September 30, 2024 and 2023. Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

2 Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.

3 Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.

4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

5 Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Our net charge-offs as a percentage of average finance receivables for the first half of fiscal 2025 increased to 0.69 percent from 0.57 percent for the same period in fiscal 2024. Our default frequency as a percentage of outstanding finance receivable contracts increased to 1.48 percent for the first half of fiscal 2025, compared to 1.20 percent in the same period in fiscal 2024. The increases in net charge-offs and default frequency were due to an increase in higher average amounts financed and economic conditions, including consumer price increases and higher interest rates, have negatively impacted some consumers ability to make scheduled payments. Our average finance receivables loss severity per unit for the first half of fiscal 2025 increased to $13,871 from $13,534 in the first half of fiscal 2024. The increase in loss severity is primarily due to higher average amounts financed, partially offset by a decrease in full balance charge offs in the second quarter of fiscal 2025.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.78 percent at September 30, 2024, compared to 0.68 percent at September 30, 2023, and 0.64 percent at March 31, 2024. Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.54 percent at September 30, 2024, compared to 0.44 percent at September 30, 2023, and 0.48 percent at March 31, 2024. The increase in our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables and operating leases was primarily due to the economic conditions.

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

If management does not believe the models adequately reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$1,705	$1,573	$1,684	$1,513
Charge-offs	(237)	(191)	(435)	(325)
Recoveries	35	25	65	54
Provision for credit losses	206	221	395	386
Allowance for credit losses at end of period [1]	$1,709	$1,628	$1,709	$1,628

1 Ending balances as of September 30, 2024 and 2023 include $53 million and $33 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet lending commitments.

Our allowance for credit losses increased by $81 million from $1.6 billion at September 30, 2023 to $1.7 billion at September 30, 2024, due to an increase in size of our retail loan portfolio and an increase in consumer delinquencies and charge-offs.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $4.9 billion to $10.6 billion with an average balance of $7.6 billion during the quarter ended September 30, 2024. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of September 30, 2024, was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of September 30, 2024, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2024 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	September 30, 2024			March 31, 2024
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,303	$17,069	5.24%	$17,462	$17,222	5.59%
U.S. medium term note ("MTN") program	55,141	54,979	4.19%	53,146	52,981	4.06%
Euro medium term note ("EMTN") program	16,027	15,930	2.74%	13,637	13,550	2.54%
Other debt	3,520	3,519	5.12%	4,331	4,330	5.44%
Total Unsecured notes and loans payable	91,991	91,497	4.17%	88,576	88,083	4.19%
Secured notes and loans payable	34,513	34,459	4.85%	34,387	34,337	4.64%
Total debt	$126,504	$125,956	4.36%	$122,963	$122,420	4.32%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other [1]	Total Unsecured notes and loans payable
Balance at March 31, 2024	$17,462	$53,146	$13,637	$4,331	$88,576
Issuances	-	10,535	2,370	-	12,905
Maturities and terminations	(159)	(8,540)	(378)	(811)	(9,888)
Non-cash changes in foreign currency rates	-	-	398	-	398
Balance at September 30, 2024	$17,303	$55,141	$16,027	$3,520	$91,991

1 Changes in Commercial paper and certain Other unsecured notes are shown net due to their short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $17.3 billion to $18.0 billion during the quarter ended September 30, 2024, with an average outstanding balance of $17.6 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets. In September 2024, the EMTN Issuers renewed the EMTN program for a one-year period. The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €60.0 billion or the equivalent in other currencies. The authorized amount is shared among all EMTN Issuers. The authorized aggregate principal amount under the EMTN program may be increased from time to time. Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement. Certain debt securities issued under the EMTN program are subject to negative pledge provisions. We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2024	$34,387
Issuances	10,092
Maturities and terminations	(9,966)
Balance at September 30, 2024	$34,513

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2024. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of September 30, 2024 and March 31, 2024, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of September 30, 2024 and March 31, 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $4.5 billion and $3.4 billion of this facility as of September 30, 2024 and March 31, 2024, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of September 30, 2024, TMCC had committed bank credit facilities totaling $4.6 billion of which $2.2 billion, $400 million, $1.7 billion, and $325 million mature in fiscal years ending March 31, 2025, 2026, 2027, and 2028, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of September 30, 2024 and March 31, 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal year ending March 31, 2027. This credit facility was not drawn upon and had no outstanding balance as of September 30, 2024 and March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of September 30, 2024, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three and six months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000	(2)

4.1	Amended and Restated Agency Agreement, dated September 13, 2024, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon, acting through its London branch	(3)

4.2	Amended and Restated Note Agency Agreement, dated September 13, 2024, among Toyota Motor Credit Corporation, The Bank of New York Mellon SA/NV, Dublin Branch and The Bank of New York Mellon, acting through its London branch	(4)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema with embedded linkbases document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(1) Incorporated herein by reference to Exhibit 3.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.

(2) Incorporated herein by reference to Exhibit 3.2, filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.

(3) Incorporated herein by reference to Exhibit 4.1, filed with our Current Report on Form 8-K filed September 16, 2024, Commission File Number 1-9961.

(4) Incorporated herein by reference to Exhibit 4.2, filed with our Current Report on Form 8-K filed September 16, 2024, Commission File Number 1-9961.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 6, 2024	By	/s/ Scott Cooke
Scott Cooke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By	/s/ James Schofield
James Schofield
Group Vice President and Chief Financial Officer (Principal Financial Officer)