Form 10-Q
period 2024-12-31
TOYOTA MOTOR CREDIT CORP
filed 2025-02-05
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 31, 2025, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2024	2023	2024	2023
Financing revenues:
Operating lease	$1,589	$1,548	$4,649	$4,734
Retail	1,511	1,297	4,418	3,610
Dealer	268	253	807	644
Total financing revenues	3,368	3,098	9,874	8,988
Depreciation on operating leases	1,012	1,044	3,061	3,117
Interest expense	1,414	1,230	4,441	3,401
Net financing revenues	942	824	2,372	2,470

Voluntary protection contract revenues and insurance earned premiums	303	282	898	831
Investment and other income, net	111	495	722	639
Net financing revenues and other revenues	1,356	1,601	3,992	3,940

Expenses:
Provision for credit losses	181	206	576	592
Operating and administrative	451	517	1,344	1,414
Voluntary protection contract expenses and insurance losses	159	143	479	434
Total expenses	791	866	2,399	2,440

Income before income taxes	565	735	1,593	1,500
Provision for income taxes	136	174	378	369

Net income	$429	$561	$1,215	$1,131

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$429	$561	$1,215	$1,131
Other comprehensive income, net of tax
Net unrealized (losses) gains on available-for-sale debt securities [net of tax benefit (provision) of $6, ($8), $1 and $0, respectively]	(21)	30	(4)	1
Reclassification of net losses (gains) realized on available-for-sale debt securities included in investment and other income, net [net of tax (benefit) provision of $0, $0, ($1) and $0, respectively]	-	-	2	(1)
Other comprehensive (loss) income	(21)	30	(2)	-
Comprehensive income	$408	$591	$1,213	$1,131

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	December 31,	March 31,
	2024	2024
ASSETS
Cash and cash equivalents	$8,284	$8,570
Restricted cash and cash equivalents	2,306	2,251
Investments in marketable securities	4,687	4,505
Finance receivables, net of allowance for credit losses of $1,646 and $1,637, respectively	103,771	101,669
Investments in operating leases, net	29,679	28,013
Other assets	5,330	4,373
Total assets	$154,057	$149,381

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$125,328	$122,420
Deferred income taxes	3,340	3,272
Other liabilities	7,194	6,707
Total liabilities	135,862	132,399

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2024 and March 31, 2024	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(67)	(65)
Retained earnings	17,345	16,130
Total shareholder's equity	18,195	16,982
Total liabilities and shareholder's equity	$154,057	$149,381

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	December 31,	March 31,
	2024	2024
ASSETS
Finance receivables, net	$32,997	$31,130
Investments in operating leases, net	9,104	10,274
Other assets	167	142
Total assets	$42,268	$41,546

LIABILITIES
Debt	$35,425	$34,337
Other liabilities	65	66
Total liabilities	$35,490	$34,403

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended December 31, 2024
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at September 30, 2024	$915	$2	$(46)	$16,916	$17,787

Net income	-	-	-	429	429
Other comprehensive loss, net of tax	-	-	(21)	-	(21)
Balance at December 31, 2024	$915	$2	$(67)	$17,345	$18,195

	Nine months ended December 31, 2024
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2024	$915	$2	$(65)	$16,130	$16,982

Net income	-	-	-	1,215	1,215
Other comprehensive loss, net of tax	-	-	(2)	-	(2)
Balance at December 31, 2024	$915	$2	$(67)	$17,345	$18,195

	Three months ended December 31, 2023
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at September 30, 2023	$915	$2	$(87)	$16,219	$17,049

Net income	-	-	-	561	561
Other comprehensive income, net of tax	-	-	30	-	30
Balance at December 31, 2023	$915	$2	$(57)	$16,780	$17,640

	Nine months ended December 31, 2023
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2023	$915	$2	$(57)	$15,649	$16,509

Net income	-	-	-	1,131	1,131
Other comprehensive income, net of tax	-	-	-	-	-
Balance at December 31, 2023	$915	$2	$(57)	$16,780	$17,640

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,215	$1,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,128	3,172
Recognition of deferred income and fees	(1,165)	(1,151)
Provision for credit losses	576	592
Amortization of deferred costs	790	772
Foreign currency and other adjustments to the carrying value of financial instruments, net	(219)	325
Net (gains) losses from investments in marketable securities	(45)	(103)
Net change in:
Derivative assets	1	6
Other assets and accrued interest	(291)	(14)
Deferred income taxes	68	(556)
Derivative liabilities	17	32
Other liabilities	423	1,269
Net cash provided by operating activities	4,498	5,475

Cash flows from investing activities:
Purchase of investments in marketable securities	(544)	(548)
Proceeds from sales of investments in marketable securities	312	735
Proceeds from maturities of investments in marketable securities	93	80
Acquisition of finance receivables	(40,559)	(41,089)
Collection of finance receivables	37,754	32,684
Net change in certain wholesale receivables	247	(2,793)
Acquisition of investments in operating leases	(13,858)	(9,865)
Proceeds from disposals of investments in operating leases	9,138	8,616
Long term loans to affiliates	(853)	(1,010)
Payments on long term loans from affiliates	410	669
Net change in financing support provided to affiliates	39	56
Other, net	(41)	(30)
Net cash used in investing activities	(7,862)	(12,495)

Cash flows from financing activities:
Proceeds from issuance of debt	34,934	29,718
Payments on debt	(31,818)	(23,192)
Net change in commercial paper and other short-term financing	25	456
Net change in financing support provided by affiliates	(8)	-
Net cash provided by financing activities	3,133	6,982
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(231)	(38)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	10,821	8,488
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$10,590	$8,450
Supplemental disclosures:
Interest paid, net	$3,612	$2,785
Income taxes paid, net	$388	$31

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and nine months ended December 31, 2024 and 2023 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the fourth quarter of fiscal year ended March 31, 2024 (“fiscal 2024”), we changed our accounting method for investment tax credits from the flow-through method to the deferral method. As such, we have retrospectively applied the impact of the accounting method change to conform certain prior period amounts to current period presentation. Refer to Note 1 – Basis of Presentation and Significant Accounting Policies and Note 15 - Selected Quarterly Financial Data (unaudited) in our fiscal 2024 Form 10-K for additional information. In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2024, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2025 (“fiscal 2025”).

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for fiscal 2024, which was filed with the Securities and Exchange Commission on June 4, 2024. References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Recently Adopted Accounting Guidance

There were no new accounting pronouncements adopted in the first nine months and third quarter of fiscal 2025.

Accounting Guidance Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for us on March 31, 2025, with early adoption permitted. We continue to assess the effect on our consolidated financial statement disclosures; however, the adoption of this guidance will not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), requiring more granular disclosure of the components of income taxes. This ASU is effective for us on March 31, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, clarifying the effective date of ASU 2024-03. This ASU is effective for us on March 31, 2028, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Following the completion of the successful trial run in the third quarter of fiscal 2025, the full transition of origination and financing of new MFS automotive finance and lease contracts to TFSB has commenced and is expected to be substantially completed during the fourth quarter of fiscal 2025.

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of December 31, 2024 and March 31, 2024, we held AFS debt securities for which the fair value option was elected of $802 million and $778 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $77 million and $70 million as of December 31, 2024 and March 31, 2024, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income, net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$821	$-	$(102)	$719
Foreign government and agency obligations	17	-	(1)	16
Municipal debt securities	8	1	(1)	8
Commercial paper	15	-	-	15
Corporate debt securities	477	2	(45)	434
Mortgage-backed securities:
U.S. government agency	149	-	(7)	142
Non-agency residential	11	-	(1)	10
Non-agency commercial	49	-	(7)	42
Asset-backed securities	137	1	(3)	135
Total available-for-sale debt securities	$1,684	$4	$(167)	$1,521
Equity investments				3,166
Total investments in marketable securities				$4,687

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

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	December 31, 2024
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$162	$(5)	$520	$(97)	$682	$(102)
Foreign government and agency obligations	9	(1)	5	-	14	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	71	(1)	302	(44)	373	(45)
Mortgage-backed securities
U.S. Government agency	89	(2)	37	(5)	126	(7)
Non-agency residential	-	-	7	(1)	7	(1)
Non-agency commercial	-	-	40	(7)	40	(7)
Asset-backed securities	15	-	48	(3)	63	(3)
Total available-for-sale debt securities	$346	$(9)	$961	$(158)	$1,307	$(167)

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

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of December 31, 2024 and March 31, 2024, management determined credit losses for securities in an unrealized loss position were not significant. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2024	2023	2024	2023
Available-for-sale debt securities:
Unrealized (losses) gains on securities for which the fair value option was elected	$(34)	$50	$(7)	$-
Realized losses on sales, net	$(1)	$(1)	$(5)	$(3)

Equity investments:
Unrealized (losses) gains	$(109)	$318	$75	$184
Realized losses on sales, net	$(2)	$(78)	$(18)	$(78)

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2024
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$86	$86
Due after 1 year through 5 years	347	335
Due after 5 years through 10 years	471	442
Due after 10 years	434	329
Mortgage-backed and asset-backed securities [1]	346	329
Total	$1,684	$1,521

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

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2024	2024
Retail receivables [1]	$89,066	$87,150
Dealer financing	16,826	16,181
	105,892	103,331

Deferred origination costs	1,289	1,399
Deferred income	(1,764)	(1,424)
Allowance for credit losses
Retail receivables	(1,568)	(1,549)
Dealer financing	(78)	(88)
Total allowance for credit losses	(1,646)	(1,637)
Finance receivables, net	$103,771	$101,669

1 Includes gross securitized retail receivables of $33.4 billion and $31.5 billion as of December 31, 2024 and March 31, 2024, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $407 million and $396 million at December 31, 2024 and March 31, 2024, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2024
	2025	2024	2023	2022	2021	2020 and Prior	Total
Aging of finance receivables:
Current	$26,248	$26,863	$16,166	$10,376	$5,061	$1,348	$86,062
30-59 days past due	170	455	485	382	201	84	1,777
60-89 days past due	45	130	146	109	58	26	514
90 days or greater past due	20	62	68	48	25	15	238
Total	$26,483	$27,510	$16,865	$10,915	$5,345	$1,473	$88,591
Gross Charge-Offs	$8	$181	$238	$150	$58	$31	$666

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Total
Aging of finance receivables:
Current	$35,407	$22,473	$15,041	$8,539	$2,654	$748	$84,862
30-59 days past due	301	488	426	242	92	53	1,602
60-89 days past due	77	143	119	68	27	17	451
90 days or greater past due	38	69	53	29	10	11	210
Total	$35,823	$23,173	$15,639	$8,878	$2,783	$829	$87,125
Gross Charge-Offs	$38	$297	$258	$111	$38	$34	$776

The amortized cost of retail loan portfolio excludes accrued interest of $330 million and $318 million at December 31, 2024 and March 31, 2024, respectively. The preceding tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2024
	2025	2024	2023	2022	2021	2020 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$6,075	$6,075
Credit Watch	-	-	-	-	-	-	431	431
At Risk	-	-	-	-	-	-	39	39
Default	-	-	-	-	-	-	-	-
Wholesale total	$-	$-	$-	$-	$-	$-	$6,545	$6,545
Real estate
Performing	$1,375	$955	$489	$581	$789	$697	$153	$5,039
Credit Watch	50	65	10	24	2	-	-	151
At Risk	5	7	-	-	-	-	-	12
Default	-	-	-	-	-	-	-	-
Real estate total	$1,430	$1,027	$499	$605	$791	$697	$153	$5,202
Working Capital
Performing	$713	$542	$214	$163	$108	$193	$3,103	$5,036
Credit Watch	4	8	19	3	-	-	2	36
At Risk	-	7	-	-	-	-	-	7
Default	-	-	-	-	-	-	-	-
Working capital total	$717	$557	$233	$166	$108	$193	$3,105	$5,079
Total	$2,147	$1,584	$732	$771	$899	$890	$9,803	$16,826

For the three and nine months ended December 31, 2024, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $77 million and $78 million at December 31, 2024 and March 31, 2024, respectively. As of December 31, 2024 and March 31, 2024, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was not significant.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	December 31, 2024
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,777	$514	$238	$2,529	$86,062	$88,591	$154
Wholesale	-	-	-	-	6,545	6,545	-
Real estate	-	-	-	-	5,202	5,202	-
Working capital	-	-	-	-	5,079	5,079	-
Total	$1,777	$514	$238	$2,529	$102,888	$105,417	$154

	March 31, 2024
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,602	$451	$210	$2,263	$84,862	$87,125	$142
Wholesale	-	-	-	-	6,673	6,673	-
Real estate	-	-	-	-	4,894	4,894	-
Working capital	-	-	-	-	4,614	4,614	-
Total	$1,602	$451	$210	$2,263	$101,043	$103,306	$142

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

The amortized cost at December 31, 2024 and 2023 of the loans modified during the three and nine months ended December 31, 2024 and 2023 were not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were not significant for the three and nine months ended December 31, 2024 and 2023.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended December 31, 2024
	Retail loan	Dealer products	Total

Beginning balance, October 1, 2024	$1,563	$146	$1,709
Charge-offs	(231)	-	(231)
Recoveries	37	-	37
Provision for credit losses	199	(18)	181
Ending balance, December 31, 2024 ¹	$1,568	$128	$1,696

	Nine months ended December 31, 2024
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2024	$1,549	$135	$1,684
Charge-offs	(666)	-	(666)
Recoveries	102	-	102
Provision for credit losses	583	(7)	576
Ending balance, December 31, 2024 ¹	$1,568	$128	$1,696

1 Ending balance includes $50 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

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

Finance receivables for the dealer products portfolio segment as of December 31, 2024, includes $1.3 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $263 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of December 31, 2023, includes $1.4 billion in finance receivables that are guaranteed by TMNA, and $230 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, investment tax credits, and accumulated depreciation. Non-cash investing activities related to investment tax credits on investments in operating leases for the nine months ended December 31, 2024 and 2023 were $393 million and $163 million, respectively. Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 8 - Variable Interest Entities. Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions. They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2024	2024
Investments in operating leases [1]	$36,139	$35,383
Deferred income	(937)	(609)
Accumulated depreciation	(5,523)	(6,761)
Investments in operating leases, net	$29,679	$28,013

1 Includes gross securitized investments in operating leases of $11.9 billion and $13.8 billion as of December 31, 2024 and March 31, 2024, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2024, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	December 31, 2024		March 31, 2024
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$59,915	$470	$71,830	$1,149
Foreign currency swaps	2,124	50	1,759	89
Total	$62,039	$520	$73,589	$1,238

Counterparty netting		(175)		(346)
Collateral held		(305)		(851)
Carrying value of derivative contracts – Other assets		$40		$41

Other liabilities:
Interest rate swaps	$48,223	$38	$38,920	$52
Foreign currency swaps	7,654	970	7,433	918
Total	$55,877	$1,008	$46,353	$970

Counterparty netting		(175)		(346)
Collateral posted		(793)		(601)
Carrying value of derivative contracts – Other liabilities		$40		$23

As of December 31, 2024 and March 31, 2024, we held excess collateral and variation margin of $3 million and $5 million, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. As of December 31, 2024 and March 31, 2024, we posted initial margin, excess collateral, and variation margin of $329 million and $311 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2024	2023	2024	2023
Interest expense on debt	$1,454	$1,306	$4,282	$3,581
Interest expense (income) on derivatives	51	(165)	(46)	(579)
Interest expense on debt and derivatives	1,505	1,141	4,236	3,002

(Gains) losses on debt denominated in foreign currencies	(775)	393	(382)	150
Losses (gains) on foreign currency swaps	798	(655)	201	(359)
(Gains) losses on U.S. dollar interest rate swaps	(114)	351	386	608
Total interest expense	$1,414	$1,230	$4,441	$3,401

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	December 31, 2024			March 31, 2024
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$90,350	$89,903	4.09%	$88,576	$88,083	4.19%
Secured notes and loans payable	35,476	35,425	4.57%	34,387	34,337	4.64%
Total debt	$125,826	$125,328	4.22%	$122,963	$122,420	4.32%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates. Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amount outstanding under our commercial paper programs was $17.3 billion and $17.2 billion as of December 31, 2024 and March 31, 2024, respectively.

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

Note 7 – Debt and Credit Facilities (Continued)

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), a wholly owned subsidiary, and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal years ending March 31, 2026, 2028, and 2030, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of December 31, 2024 and March 31, 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.9 billion and $3.4 billion of this facility as of December 31, 2024 and March 31, 2024, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of December 31, 2024, TMCC had committed bank credit facilities totaling $4.1 billion, of which $360 million, $1.9 billion, $285 million, and $1.6 billion mature in fiscal years ending March 31, 2025, 2026, 2027, and 2028, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2024 and March 31, 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal year ending March 31, 2027. This credit facility was not drawn upon and had no outstanding balance as of December 31, 2024 and March 31, 2024.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	December 31, 2024
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,707	$32,997	$146	$29,338	$56
Investments in operating leases	599	9,104	21	6,087	9
Total	$2,306	$42,101	$167	$35,425	$65

	March 31, 2024
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,559	$31,130	$125	$27,351	$54
Investments in operating leases	692	10,274	17	6,986	12
Total	$2,251	$41,404	$142	$34,337	$66

Restricted cash and cash equivalents shown in the preceding tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the preceding tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion of securities retained by TMCC at December 31, 2024 and March 31, 2024, respectively. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Amounts due from non-consolidated variable interest entities at December 31, 2024 and March 31, 2024 and revenues earned from non-consolidated variable interest entities for three and nine months ended December 31, 2024 and 2023 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2024	2024
Commitments:
Credit facilities commitments with dealers	$3,130	$3,244
Commitments under operating lease agreements	124	106
Total commitments	3,254	3,350
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,354	$3,450

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

Lease Commitments

Our operating lease portfolio consists of real estate leases. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the preceding table include $56 million and $62 million for facilities leases with affiliates at December 31, 2024 and March 31, 2024, respectively.

Lease terms may contain renewal and extension options or early termination features. Generally, these options do not impact the lease term because TMCC is not reasonably certain that it will exercise the options. These lease agreements do not impose restrictions on our ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements, nor do they have residual value guarantees. We exclude from our Consolidated Balance Sheets, leases with a term equal to one year or less and do not separate non-lease components from our real estate leases. Total operating lease expense, including payments to affiliates, for the first nine months and third quarter of fiscal 2025 and fiscal 2024 were not significant.

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term. As of December 31, 2024 and March 31, 2024, operating lease liabilities and ROU assets related to our operating lease agreements for which we are the lessee were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2024 and March 31, 2024.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of December 31, 2024, we determined that it is not probable that we will be required to make any material payments in the future. As of December 31, 2024 and March 31, 2024, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $136 million and $378 million for the three and nine months ended December 31, 2024, respectively, compared to $174 million and $369 million for the same periods in fiscal 2024. Our effective tax rate was 24 percent for the three and nine months ended December 31, 2024, compared to 24 percent and 25 percent for the same periods in fiscal 2024. The change in the provision for income taxes for the three and nine months ended December 31, 2024, compared to the same periods in fiscal 2024, was primarily due to the change in income before income taxes.

Tax-related Contingencies

As of December 31, 2024, we remain under IRS examination for fiscal 2018 through fiscal 2025.

We periodically review our uncertain tax positions. Our assessment is based on many factors including any ongoing IRS audits. For the three months ended December 31, 2024, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the cumulative federal and state net operating loss carry forwards, deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of derivatives, and other deferred costs. The total deferred tax liability, net of these deferred tax assets, was $3.3 billion at December 31, 2024 and March 31, 2024. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In April 2024, TMCC renewed a three-year revolving credit agreement with Toyota Motor Sales U.S.A., Inc. (“TMS”), pursuant to which TMCC is entitled to borrow a maximum amount of $5 billion.

As discussed in Note 1 – Interim Financial Data, in connection with the MFS Transition plan, TMCC has entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB. Compensation for services provided under the servicing agreements will be commensurate with market rates and presented in Investment and other income, net in the Consolidated Income Statements.

Except for the transactions noted above, there were no material changes to our related party agreements or relationships as described in our fiscal 2024 Form 10-K. The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2024	2023	2024	2023
Net financing revenues:
Manufacturer's subvention and other revenues	$252	$237	$716	$760
Depreciation on operating leases	$3	$5	$24	$(82)

Interest expense:
Credit support fees, interest and other expenses	$29	$29	$86	$77

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$48	$39	$131	$116

Investment and other income, net:
Interest and other (loss) income	$(3)	$26	$45	$45

Expenses:
Operating and administrative	$26	$26	$78	$72

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	December 31,	March 31,
	2024	2024
Assets:
Investments in marketable securities
Commercial paper	$15	$-

Finance receivables, net
Accounts receivable	$90	$49
Deferred retail subvention income	$(1,130)	$(953)

Investments in operating leases, net
Investments in operating leases, net	$(99)	$(80)
Deferred lease subvention income	$(482)	$(323)

Other assets
Notes receivable	$2,113	$1,724
Other receivables, net	$77	$86

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$486	$433
Other payables, net	$746	$771
Notes payable	$-	$8

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of December 31, 2024 and March 31, 2024, the subvention receivable from TMNA was $121 million and $111 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of December 31, 2024 and March 31, 2024, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	December 31, 2024
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$699	$3	$17	$-	$719
Foreign government and agency obligations	-	16	-	-	16
Municipal debt securities	-	8	-	-	8
Commercial paper	-	15	-	-	15
Corporate debt securities	-	434	-	-	434
Mortgage-backed securities:
U.S. government agency	-	142	-	-	142
Non-agency residential	-	8	2	-	10
Non-agency commercial	-	34	8	-	42
Asset-backed securities	-	72	63	-	135
Available-for-sale debt securities total	699	732	90	-	1,521
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value [1]					1,156
Total return bond funds	849	-	-	-	849
Equity mutual funds	1,161	-	-	-	1,161
Equity investments total	2,010	-	-	-	3,166
Investments in marketable securities total	2,709	732	90	-	4,687
Derivative assets:
Interest rate swaps	-	470	-	-	470
Foreign currency swaps	-	50	-	-	50
Counterparty netting and collateral	-	-	-	(480)	(480)
Derivative assets total	-	520	-	(480)	40
Assets at fair value	2,709	1,252	90	(480)	4,727
Derivative liabilities:
Interest rate swaps	-	(38)	-	-	(38)
Foreign currency swaps	-	(970)	-	-	(970)
Counterparty netting and collateral	-	-	-	968	968
Liabilities at fair value	-	(1,008)	-	968	(40)
Net assets at fair value	$2,709	$244	$90	$488	$4,687

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024, or Consolidated Statements of Income for the three and nine months ended December 31, 2024 and 2023.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2024 and March 31, 2024.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	December 31, 2024
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$87,346	$-	$-	$88,938	$88,938
Wholesale	6,556	-	-	6,579	6,579
Real estate	5,189	-	-	5,227	5,227
Working capital	4,986	-	-	4,967	4,967

Financial liabilities
Unsecured notes and loans payable	$89,903	$-	$88,670	$-	$88,670
Secured notes and loans payable	35,425	-	-	35,440	35,440

	March 31, 2024
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$85,886	$-	$-	$86,575	$86,575
Wholesale	6,690	-	-	6,710	6,710
Real estate	4,900	-	-	4,890	4,890
Working capital	4,531	-	-	4,494	4,494

Financial liabilities
Unsecured notes and loans payable	$88,083	$-	$86,133	$-	$86,133
Secured notes and loans payable	34,337	-	-	34,003	34,003

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended December 31, 2024
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$3,368	$-	$-	$3,368
Depreciation on operating leases	1,012	-	-	1,012
Interest expense	1,414	-	-	1,414
Net financing revenues	942	-	-	942

Voluntary protection contract revenues and insurance earned premiums	-	303	-	303
Investment and other income (loss), net	183	(72)	-	111
Net financing and other revenues	1,125	231	-	1,356

Expenses:
Provision for credit losses	181	-	-	181
Operating and administrative	335	116	-	451
Voluntary protection contract expenses and insurance losses	-	159	-	159
Total expenses	516	275	-	791

Income (loss) before income taxes	609	(44)	-	565
Provision (benefit) for income taxes	147	(11)	-	136

Net income (loss)	$462	$(33)	$-	$429

	Nine months ended December 31, 2024
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$9,874	$-	$-	$9,874
Depreciation on operating leases	3,061	-	-	3,061
Interest expense	4,441	-	-	4,441
Net financing revenues	2,372	-	-	2,372

Voluntary protection contract revenues and insurance earned premiums	-	898	-	898
Investment and other income, net	485	237	-	722
Net financing and other revenues	2,857	1,135	-	3,992

Expenses:
Provision for credit losses	576	-	-	576
Operating and administrative	994	350	-	1,344
Voluntary protection contract expenses and insurance losses	-	479	-	479
Total expenses	1,570	829	-	2,399

Income before income taxes	1,287	306	-	1,593
Provision for income taxes	308	70	-	378

Net income	$979	$236	$-	$1,215

Total assets at December 31, 2024	$146,113	$8,030	$(86)	$154,057

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

	Three months ended December 31, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$3,098	$-	$-	$3,098
Depreciation on operating leases	1,044	-	-	1,044
Interest expense	1,230	-	-	1,230
Net financing revenues	824	-	-	824

Voluntary protection contract revenues and insurance earned premiums	-	282	-	282
Investment and other income, net	142	353	-	495
Net financing and other revenues	966	635	-	1,601

Expenses:
Provision for credit losses	206	-	-	206
Operating and administrative	407	110	-	517
Voluntary protection contract expenses and insurance losses	-	143	-	143
Total expenses	613	253	-	866

Income before income taxes	353	382	-	735
Provision for income taxes	94	80	-	174

Net income	$259	$302	$-	$561

	Nine months ended December 31, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$8,988	$-	$-	$8,988
Depreciation on operating leases	3,117	-	-	3,117
Interest expense	3,401	-	-	3,401
Net financing revenues	2,470	-	-	2,470

Voluntary protection contract revenues and insurance earned premiums	-	831	-	831
Investment and other income, net	375	264	-	639
Net financing and other revenues	2,845	1,095	-	3,940

Expenses:
Provision for credit losses	592	-	-	592
Operating and administrative	1,073	341	-	1,414
Voluntary protection contract expenses and insurance losses	-	434	-	434
Total expenses	1,665	775	-	2,440

Income before income taxes	1,180	320	-	1,500
Provision for income taxes	296	73	-	369

Net income	$884	$247	$-	$1,131

Total assets at December 31, 2023	$139,440	$7,301	$(58)	$146,683

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three months ended December 31, 2024 and 2023, approximately 86 percent and 85 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers. For the nine months ending December 31, 2024 and 2023, approximately 86 percent and 84 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and nine months ended December 31, 2024 and 2023.

We had $3.1 billion and $2.9 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023, respectively. We recognized $239 million and $705 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three and nine months ended December 31, 2024, respectively, compared to $228 million and $649 million during the same periods in fiscal 2024. As of December 31, 2024, we had unearned voluntary protection contract revenues of $3.3 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $305 million during fiscal 2025, and $3.0 billion thereafter. At December 31, 2023, we had unearned voluntary protection contract revenues of $3.1 billion associated with outstanding contracts.

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

Our financial results are affected by a variety of economic and industry factors including, but not limited to, new and used vehicle markets, Toyota, Lexus, and private label new vehicle production volume, vehicle inventory levels, vehicle sales and incentive programs, consumer behavior, employment levels, our ability to respond to changes in inflation and interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, the financial health of the dealers we finance, and competitive pressure. Our financial results may also be affected by the regulatory environment in which we operate, including as a result of new legislation or changes in regulation and any compliance costs or changes we may be required to make to our business practices. All of these factors can influence consumer contract and dealer financing volume, the number of consumer contracts and dealers that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our voluntary protection operations, and our Net financing revenues on consumer and dealer financing volume. Changes in the volume of vehicle sales, sales of our voluntary protection products, or the level of voluntary protection expenses and insurance losses could materially and adversely impact our voluntary protection operations. Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings and those of our parent companies, which may affect our ability to obtain cost-effective funding to support earning asset growth.

Fiscal 2025 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2025 (“fiscal 2025”), the United States (“U.S.”) economy continued to be impacted by higher interest rates and consumer price increases, which have had an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers which negatively impacts our financing volumes and market share, as a result of customers and dealers seeking alternative solutions or increasing the amount of cash purchases, thereby resulting in a decline of our competitive position. These economic conditions have also negatively impacted some consumers' ability to make scheduled payments which has resulted in an increase in consumer charge-offs. There are also uncertainties surrounding geopolitical events, trade policy, taxation policy, and the future path of monetary policy which continue to impact the outlook for future economic growth.

While economic conditions had an adverse effect, a general increase of inventory levels of new vehicles, along with an increase in sale incentives, resulted in an increase in industry-wide vehicle sales in the U.S. for the first nine months of fiscal 2025, compared to the same period in fiscal 2024. Average used vehicle values during the first nine months of fiscal 2025 were relatively consistent and remained elevated compared to historic levels. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses.

We continue to maintain broad global access to both domestic and international funding markets. Conditions in the global capital markets were generally stable during the first nine months of fiscal 2025, although interest rates remained elevated as a result of the central banks’ efforts to lower inflation to target levels. During the first nine months of fiscal 2025, our interest expense increased as compared to the same period in fiscal 2024 as a result of higher interest rates. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

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

The MFS Transition Plan will include the origination of all new MFS retail and lease contracts by TFSB rather than TMCC and is anticipated to affect our results of operation and financial statements by reducing financing revenue and related expenses reported on our consolidated statements of income and reducing finance receivables, net and investments in operating leases, net reported on our consolidated balance sheets. Revenue to be earned from service fees related to originating and servicing new MFS retail and lease contracts on behalf of TFSB is not expected to offset the reduction in financing revenue resulting from the implementation of the MFS Transition Plan. The implementation of the MFS Transition Plan is also expected to reduce our future funding needs.

Following the completion of the successful trial run in the third quarter of fiscal 2025, the full transition of origination and financing of new MFS automotive finance and lease contracts to TFSB has commenced and is expected to be substantially completed during the fourth quarter of fiscal 2025.

As of December 31, 2024, 12 percent of TMCC net earning assets were from MFS contracts, and historically, approximately the same percentage of TMCC financing revenues were from MFS contracts. The existing MFS contracts will remain with TMCC, and revenues and related expenses will continue to be recognized over their respective terms; however, as a result of the MFS Transition Plan, we anticipate future declines in total TMCC contract volume and the resulting effects to the TMCC consolidated statements of income and balance sheets as indicated above.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2024	2023	2024	2023
Net income:
Finance operations [1]	$462	$259	$979	$884
Voluntary protection operations [1]	(33)	302	236	247
Total net income	$429	$561	$1,215	$1,131

1 Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $1.2 billion and $429 million for the first nine months and third quarter of fiscal 2025, respectively, compared to $1.1 billion and $561 million for the same periods in fiscal 2024.

The increase in net income for first nine months of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to an $886 million increase in total financing revenues, an $83 million increase in investment and other income, net, a $70 million decrease in operating and administrative expense, a $67 million increase in voluntary protection contract revenues and insurance earned premiums, and a $56 million decrease in depreciation on operating leases, partially offset by a $1.0 billion increase in interest expense, and a $45 million increase in voluntary protection contract expenses and insurance losses.

The decrease in net income for the third quarter of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to a $384 million decrease in investment and other income, net, and a $184 million increase in interest expense, partially offset by a $270 million increase in total financing revenues, a $66 million decrease in operating and administrative expense, a $38 million decrease in provision for income taxes, a $32 million decrease in depreciation on operating leases, and a $25 million decrease in provision for credit losses.

Our overall capital position increased $1.2 billion, bringing total shareholder’s equity to $18.2 billion at December 31, 2024 as compared to $17.0 billion at March 31, 2024. Our debt increased to $125.3 billion at December 31, 2024 from $122.4 billion at March 31, 2024. Our debt-to-equity ratio decreased to 6.9 at December 31, 2024 from 7.2 at March 31, 2024.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2024	2023	Change	2024	2023	change
Financing revenues:
Operating lease	$1,589	$1,548	3%	$4,649	$4,734	(2)%
Retail	1,511	1,297	16%	4,418	3,610	22%
Dealer	268	253	6%	807	644	25%
Total financing revenues	3,368	3,098	9%	9,874	8,988	10%
Depreciation on operating leases	1,012	1,044	(3)%	3,061	3,117	(2)%
Interest expense	1,414	1,230	15%	4,441	3,401	31%
Net financing revenues	942	824	14%	2,372	2,470	(4)%
Investment and other income, net	183	142	29%	485	375	29%
Net financing and other revenues	1,125	966	16%	2,857	2,845	0%
Expenses:
Provision for credit losses	181	206	(12)%	576	592	(3)%
Operating and administrative	335	407	(18)%	994	1,073	(7)%
Total expenses	516	613	(16)%	1,570	1,665	(6)%
Income before income taxes	609	353	73%	1,287	1,180	9%
Provision for income taxes	147	94	56%	308	296	4%

Net income from finance operations	$462	$259	78%	$979	$884	11%

Our finance operations reported net income of $979 million and $462 million for the first nine months and third quarter of fiscal 2025, respectively, compared to $884 million and $259 million for the same periods in fiscal 2024.

The increase in net income from finance operations for the first nine months of fiscal 2025, compared to the same period in fiscal 2024 was primarily due to an $886 million increase in total financing revenues, a $110 million increase in investment and other income, net, a $79 million decrease in operating and administrative expenses, and a $56 million decrease in depreciation on operating leases, partially offset by a $1.0 billion increase in interest expense.

The increase in net income from finance operations for the third quarter of fiscal 2025, compared to the same period in fiscal 2024 was primarily due to a $270 million increase in total financing revenues, a $72 million decrease in operating and administrative expenses, a $41 million increase in investment and other income, net, a $32 million decrease in depreciation on operating leases, and a $25 million decrease in provision for credit losses, partially offset by a $184 million increase in interest expense and a $53 million increase in provision for income taxes.

Financing Revenues

Total financing revenues increased 10 percent and 9 percent during the first nine months and third quarter of fiscal 2025, respectively, as compared to the same periods in fiscal 2024 due to the following:

•
Operating lease revenues decreased 2 percent for the first nine months of fiscal 2025, as compared to the same period in fiscal 2024, primarily due to lower average outstanding earning asset balances. Operating lease revenues increased 3 percent for the third quarter of fiscal 2025, as compared to the same period in fiscal 2024, due to higher average outstanding earning asset balances and higher yields.
•
Retail financing revenues increased 22 percent and 16 percent for the first nine months and third quarter of fiscal 2025, respectively, as compared to the same periods in fiscal 2024, due to higher yields and higher average outstanding earning asset balances.
•
Dealer financing revenues increased 25 percent for the first nine months of fiscal 2025, as compared to the same period in fiscal 2024, due to higher average outstanding earning asset balances and higher yields. Dealer financing revenues increased 6 percent for the third quarter of fiscal 2025, as compared to the same period in fiscal 2024, due to higher average outstanding earning asset balances partially offset by lower yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 6.8 percent and 7.0 percent for the first nine months and third quarter of fiscal 2025, compared to 6.2 percent and 6.3 percent for the same periods in fiscal 2024.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $3.1 billion and $1.0 billion for the first nine months and third quarter of fiscal 2025 and 2024, respectively.

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

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2024	2023	2024	2023
Interest expense on debt	$1,454	$1,306	$4,282	$3,581
Interest expense (income) on derivatives	51	(165)	(46)	(579)
Interest expense on debt and derivatives	1,505	1,141	4,236	3,002

(Gains) losses on debt denominated in foreign currencies	(775)	393	(382)	150
Losses (gains) on foreign currency swaps	798	(655)	201	(359)
Losses (gains) on foreign currency debt and swaps	23	(262)	(181)	(209)

(Gains) losses on U.S. dollar interest rate swaps	(114)	351	386	608
Total interest expense	$1,414	$1,230	$4,441	$3,401

During the first nine months and third quarter of fiscal 2025, total interest expense increased to $4.4 billion and $1.4 billion, respectively, from $3.4 billion and $1.2 billion for the same periods in fiscal 2024. The increase in total interest expense for the first nine months and third quarter of fiscal 2025, compared to the same periods in fiscal 2024 is primarily attributable to an increase in interest expense on debt and derivatives, changes in debt denominated in foreign currencies net of foreign currency swaps, partially offset by changes in U.S. dollar interest rate swaps.

Interest expense on debt and derivatives primarily represents contractual net interest settlements and changes in accruals on secured and unsecured notes and loans payable and derivatives, and includes amortization of discounts, premiums, and debt issuance costs. During the first nine months and third quarter of fiscal 2025, interest expense on debt and derivatives combined increased to $4.2 billion and $1.5 billion, respectively, from $3.0 billion and $1.1 billion for the same periods in fiscal 2024. The increase in interest expense on debt is primarily due to an increase in debt outstanding. The decrease in interest income on derivatives is primarily due to a decrease in net interest income on pay-fixed swaps.

Gains or losses on debt denominated in foreign currencies represent the impact of translation adjustments. We use foreign currency swaps to economically hedge the debt denominated in foreign currencies. During the first nine months of fiscal 2025, we recorded net gains of $181 million, primarily due to the impact from net interest income and decreases in foreign currency swap rates across various currencies in which our debt is denominated. During the third quarter of fiscal 2025, we recorded net losses of $23 million, primarily due to increases in foreign currency swap rates across various currencies in which our debt is denominated. During the first nine months and third quarter of fiscal 2024, we recorded net gains of $209 million and $262 million, respectively, primarily due to the impact from net interest income and decreases in foreign currency swap rates across various currencies in which our debt is denominated.

Gains or losses on U.S. dollar interest rate swaps represent the change in the valuation of interest rate swaps. During the first nine months of fiscal 2025, we recorded losses of $386 million, primarily due to a downward shift of U.S. dollar swap rates in the shorter tenors resulting in losses on pay-fixed swaps exceeding gains on our pay-float swaps. During the third quarter of fiscal 2025, we recorded gains of $114 million, primarily due to an upward shift of U.S. dollar swap rates resulting in gains on pay-fixed swaps exceeding losses on our pay-float swaps. During the first nine months and third quarter of fiscal

2024, we recorded losses of $608 million and $351 million, respectively, primarily due to the impact from net interest income and decreases in U.S. dollar swap rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $485 million and $183 million for the first nine months and third quarter of fiscal 2025, respectively, compared to $375 million and $142 million for the same periods in fiscal 2024. The increase in investment and other income, net for the first nine months and third quarter of fiscal 2025, compared to the same periods in fiscal 2024, was primarily due to higher average balances on our cash and cash equivalents.

Provision for Credit Losses

We recorded a provision for credit losses of $576 million and $181 million for the first nine months and third quarter of fiscal 2025, respectively, compared to $592 million and $206 million for the same periods in fiscal 2024. The decrease in the provision for credit losses for the first nine months of the fiscal year ending March 31, 2025, compared to the same periods in fiscal 2024, was due to slower growth of our retail loan and dealer portfolios, partially offset by an increase in charge-offs.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $994 million and $335 million for the first nine months and third quarter of fiscal 2025, respectively, compared to $1.1 billion and $407 million for the same periods in fiscal 2024. The decrease in operating and administrative expenses for the first nine months of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to lower general operating expenses and technology expenses, partially offset by higher employee expenses. The decrease in operating and administrative expenses for the third quarter of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to lower general operating expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2024	2023	Change	2024	2023	change
Contracts (units in thousands)
Issued	839	783	7%	2,491	2,375	5%
Average in force	11,535	10,964	5%	11,288	10,820	4%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$303	$282	7%	$898	$831	8%
Investment and other (loss) income, net	(72)	353	(120)%	237	264	(10)%
Revenues from voluntary protection operations	231	635	(64)%	1,135	1,095	4%
Expenses:
Voluntary protection contract expenses and insurance losses	159	143	11%	479	434	10%
Operating and administrative	116	110	5%	350	341	3%
Total expenses	275	253	9%	829	775	7%
(Loss) income before income taxes	(44)	382	(112)%	306	320	(4)%
(Benefit) provision for income taxes	(11)	80	(114)%	70	73	(4)%
Net (loss) income from voluntary protection operations	$(33)	$302	(111)%	$236	$247	(4)%

Our voluntary protection operations reported net income of $236 million and net loss of $33 million for the first nine months and third quarter of fiscal 2025, respectively, compared to net income of $247 million and $302 million for the same periods in fiscal 2024.

The decrease in net income from voluntary protection operations for the first nine months of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to a $45 million increase in voluntary protection contract expenses and insurance losses and a $27 million decrease in investment and other income (loss), net, partially offset by a $67 million increase in voluntary protection contract revenues and insurance earned premiums.

The decrease in net income from voluntary protection operations for the third quarter of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to a $425 million decrease in investment and other income, net and a $16 million increase in voluntary protection contract expenses and insurance losses, partially offset by a $91 million decrease in provision for income taxes, and a $21 million increase in voluntary protection contract revenues and insurance earned premiums.

Contracts issued increased 5 percent and 7 percent for the first nine months and third quarter of fiscal 2025, respectively, compared to the same period in fiscal 2024, due to higher issuances of most of our voluntary protection products. The average number of contracts in force increased 4 percent and 5 percent for the first nine months and third quarter of fiscal 2025, respectively, compared to the same periods in fiscal 2024, due to net growth in the voluntary protection portfolio most notably in prepaid maintenance and vehicle service contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $898 million and $303 million for the first nine months and third quarter of fiscal 2025, respectively, compared to $831 million and $282 million for the same periods in fiscal 2024. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for the first nine months and third quarter of fiscal 2025, compared to the same periods in fiscal 2024, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio.

Investment and Other (Loss) Income, Net

Our voluntary protection operations reported investment and other income, net of $237 million and investment and other loss, net of $72 million for the first nine months and third quarter of fiscal 2025, respectively, compared to investment and other income, net of $264 million and $353 million for the same periods in fiscal 2024. Investment and other (loss) income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The decrease in investment and other (loss) income, net for the first nine months of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to reduced gains from changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected, as a result of market volatility, partially offset by reduced losses from sales of equity investments and increased interest income due to higher interest rates. The decrease in investment and other (loss) income, net for the third quarter of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to losses from changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected, as a result of market volatility, partially offset by reduced losses from sales of equity investments.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $479 million and $159 million for the first nine months and third quarter of fiscal 2025, respectively, compared to $434 million and $143 million for the same periods in fiscal 2024. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts, and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses for the first nine months of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to an increase in frequency of claims in our guaranteed auto protection, prepaid maintenance and vehicle service contracts, as well as an increase in the severity of claims in our guaranteed auto protection and vehicle service contracts. The increase in voluntary protection contract expenses and insurance losses for the third quarter of fiscal 2025, compared to the same period in fiscal 2024, was primarily due to an increase in frequency of claims on our guaranteed auto protection and prepaid maintenance contracts, as well as an increase in the severity of claims in our guaranteed auto protection and vehicle service contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $350 million and $116 million for the first nine months and third quarter of fiscal 2025, respectively, compared to $341 million and $110 million for the same periods in fiscal 2024. The increase in operating and administrative expenses for the first nine months and third quarter of fiscal 2025, compared to the same periods in fiscal 2024, was primarily due to an increase in general operating expenses.

Provision for Income Taxes

Our provision for income taxes was $378 million and $136 million for the first nine months and third quarter of fiscal 2025, respectively, compared to $369 million and $174 million for the same periods in fiscal 2024. Our effective tax rate was 24 percent for the first nine months and third quarter of fiscal 2025, respectively, compared to 25 percent and 24 percent for the same periods in fiscal 2024. The change in the provision for income taxes for the first nine months and third quarter of fiscal 2025, compared to the same periods in fiscal 2024, was primarily due to the change in income before income taxes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(Units in thousands):	2024	2023	change	2024	2023	Change
Vehicle financing volume [1]:
New retail contracts	207	223	(7)%	625	626	0%
Used retail contracts	70	83	(16)%	234	300	(22)%
Lease contracts	112	87	29%	341	247	38%
Total	389	393	(1)%	1,200	1,173	2%

TMNA subvened vehicle financing volume [2]:
New retail contracts	125	67	87%	356	283	26%
Used retail contracts	16	16	0%	47	43	9%
Lease contracts	77	58	33%	217	161	35%
Total	218	141	55%	620	487	27%

Market share of TMNA sales [3]:	52.6%	53.3%		55.4%	53.3%

1
Total financing volume was comprised of approximately 78 percent Toyota/Lexus, 20 percent private label, and 2 percent non-Toyota/Lexus/private label for the first nine months of fiscal 2025. Total financing volume was comprised of approximately 79 percent Toyota/Lexus, 19 percent private label, and 2 percent non-Toyota/Lexus/private label for the third quarter of fiscal 2025. Total financing volume was comprised of approximately 81 percent Toyota/Lexus, 15 percent private label, and 4 percent non-Toyota/Lexus/private label for the first nine months of fiscal 2024. Total financing volume was comprised of approximately 82 percent Toyota/Lexus, 15 percent private label, and 3 percent non-Toyota/Lexus/private label for the third quarter of fiscal 2024.
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

Our financing volume increased 2 percent for the first nine months of fiscal 2025, compared to the same period in fiscal 2024, primarily due to higher levels of subvention and other incentive programs on new and used retail contracts and lease contracts. Despite total higher levels of subvention and other incentive programs, our financing volume decreased 1 percent for the third quarter of fiscal 2025, compared to the same period in fiscal 2024, primarily due to lower new vehicle inventory levels.

Our market share of TMNA sales increased approximately 2 percentage points for the first nine months of fiscal 2025, compared to the same period in fiscal 2024, primarily due to higher levels of subvention and other incentive programs. For the third quarter of fiscal 2025, our market share of TMNA sales was relatively consistent, compared to the same period in fiscal 2024.

The composition of our net earning assets is summarized below:

	December 31,	March 31,	Percentage
(Dollars in millions)	2024	2024	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$87,023	$85,576	2%
Dealer financing, net [1]	16,748	16,093	4%
Total finance receivables, net	103,771	101,669	2%
Investments in operating leases, net	29,679	28,013	6%
Net earning assets	$133,450	$129,682	3%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,201	1,245	(4)%
Dealers outside of the Toyota/Lexus/private label dealer network	387	392	(1)%
Total number of dealers receiving wholesale financing	1,588	1,637	(3)%

1 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Despite higher levels of subvention and other incentive programs, our new retail contract volume was relatively consistent for the first nine months of fiscal 2025 and decreased 7 percent for the third quarter of fiscal 2025, compared to the same periods in fiscal 2024, primarily due to lower new vehicle inventory levels.

Our used retail contracts decreased 22 percent and 16 percent for the first nine months and third quarter of fiscal 2025, respectively, compared to the same periods in fiscal 2024, due to increased competition in the used vehicle marketplace.

Our retail finance receivables, net increased 2 percent at December 31, 2024 as compared to March 31, 2024 due to higher retail contracts outstanding and higher average amount financed.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 38 percent and 29 percent for the first nine months and third quarter of fiscal 2025, respectively, compared to the same periods in fiscal 2024, primarily due to higher levels of subvention and other incentive programs. Our investments in operating leases, net, increased 6 percent at December 31, 2024, compared to March 31, 2024, primarily due to higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 4 percent at December 31, 2024, as compared to March 31, 2024, primarily due to an increase in financing for revolving lines of credit and real estate.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2024	2023	change	2024	2023	change
Depreciation on operating leases (dollars in millions)	$1,012	$1,044	(3)%	$3,061	$3,117	(2)%
Average operating lease units outstanding (in thousands)	887	959	(8)%	892	995	(10)%

Depreciation expense on operating leases decreased 2 percent and 3 percent for the first nine months and third quarter of fiscal 2025, respectively, compared to the same periods in fiscal 2024, due to lower average operating lease units outstanding, partially offset by higher expected residual value losses.

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

The following table provides information related to our origination experience:

	December 31,	March 31,	December 31,
	2024	2024	2023
Average consumer portfolio origination FICO score	759	756	755
Average consumer retail loan origination term (months) [1]	69	69	69

1 Retail loan origination greater than or equal to 78 months was 11% as of December 31, 2024, March 31, 2024, and December 31, 2023, respectively.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2024 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	December 31,	March 31,	December 31,
	2024	2024	2023
Net charge-offs as a percentage of average finance receivables [1,5]	0.71%	0.69%	0.62%
Default frequency as a percentage of outstanding consumer finance receivables contracts [1]	1.52%	1.25%	1.22%
Average consumer finance receivables loss severity per unit [2]	$14,081	$14,113	$13,738
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.71%	0.64%	0.79%
Operating leases	0.49%	0.48%	0.52%

1 The ratio for net charge-offs and the ratio for default frequency have been annualized using nine-month results for the periods ended December 31, 2024 and 2023. Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

2 Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.

3 Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.

4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

5 Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Our net charge-offs as a percentage of average finance receivables for the first nine months of fiscal 2025 increased to 0.71 percent from 0.62 percent for the same period in fiscal 2024. Our default frequency as a percentage of outstanding finance receivable contracts increased to 1.52 percent for the first nine months of fiscal 2025, compared to 1.22 percent in the same period in fiscal 2024. The increases in net charge-offs and default frequency were due to an increase in higher average amounts financed and economic conditions, including consumer price increases and higher interest rates which have negatively impacted some consumers' ability to make scheduled payments. Our average finance receivables loss severity per unit for the first nine months of fiscal 2025 increased to $14,081 from $13,738 in the first nine months of fiscal 2024. The increase in loss severity is primarily due to higher average amounts financed, partially offset by a decrease in full balance charge offs in the third quarter of fiscal 2025.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.71 percent at December 31, 2024, compared to 0.79 percent at December 31, 2023, and 0.64 percent at March 31, 2024. Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.49 percent at December 31, 2024, compared to 0.52 percent at December 31, 2023, and 0.48 percent at March 31, 2024. The decrease in our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables and operating leases was primarily due to our continuous evaluation and refinement of purchasing practices and collections activities.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2024	2023	2024	2023
Allowance for credit losses at beginning of period	$1,709	$1,628	$1,684	$1,513
Charge-offs	(231)	(211)	(666)	(536)
Recoveries	37	27	102	81
Provision for credit losses	181	206	576	592
Allowance for credit losses at end of period [1]	$1,696	$1,650	$1,696	$1,650

1 Ending balances as of December 31, 2024 and 2023 include $50 million and $45 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet lending commitments.

Our allowance for credit losses increased by $46 million from December 31, 2023 to December 31, 2024, primarily due to an increase in size of our retail loan portfolio.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $7.5 billion to $14.1 billion with an average balance of $11.4 billion during the quarter ended December 31, 2024. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of December 31, 2024, was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of December 31, 2024, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2024 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	December 31, 2024			March 31, 2024
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,452	$17,251	4.86%	$17,462	$17,222	5.59%
U.S. medium term note ("MTN") program	55,726	55,565	4.09%	53,146	52,981	4.06%
Euro medium term note ("EMTN") program	13,949	13,864	2.92%	13,637	13,550	2.54%
Other debt	3,223	3,223	5.02%	4,331	4,330	5.44%
Total Unsecured notes and loans payable	90,350	89,903	4.09%	88,576	88,083	4.19%
Secured notes and loans payable	35,476	35,425	4.57%	34,387	34,337	4.64%
Total debt	$125,826	$125,328	4.22%	$122,963	$122,420	4.32%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other [1]	Total Unsecured notes and loans payable
Balance at March 31, 2024	$17,462	$53,146	$13,637	$4,331	$88,576
Issuances	-	15,745	2,370	1,200	19,315
Maturities and terminations	(10)	(13,165)	(1,777)	(2,308)	(17,260)
Non-cash changes in foreign currency rates	-	-	(281)	-	(281)
Balance at December 31, 2024	$17,452	$55,726	$13,949	$3,223	$90,350

1 Changes in Commercial paper and certain Other unsecured notes are shown net due to their short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $17.2 billion to $17.9 billion during the quarter ended December 31, 2024, with an average outstanding balance of $17.6 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2024	$34,387
Issuances	15,713
Maturities and terminations	(14,624)
Balance at December 31, 2024	$35,476

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2027. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of December 31, 2024 and March 31, 2024, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal years ending March 31, 2026, 2028, and 2030, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of December 31, 2024 and March 31, 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.9 billion and $3.4 billion of this facility as of December 31, 2024 and March 31, 2024, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of December 31, 2024, TMCC had committed bank credit facilities totaling $4.1 billion of which $360 million, $1.9 billion, $285 million, and $1.6 billion mature in fiscal years ending March 31, 2025, 2026, 2027, and 2028, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2024 and March 31, 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal year ending March 31, 2027. This credit facility was not drawn upon and had no outstanding balance as of December 31, 2024 and March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of December 31, 2024, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

364 Day Credit Agreement, dated as of November 15, 2024, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

(3)

10.2

Three Year Credit Agreement, dated as of November 15, 2024, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

(4)

10.3

Five Year Credit Agreement, dated as of November 15, 2024, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

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

(3) Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 18, 2024, Commission File Number 1-9961.

(4) Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 18, 2024, Commission File Number 1-9961.

(5) Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 18, 2024, Commission File Number 1-9961.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 5, 2025	By	/s/ Scott Cooke
Scott Cooke
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2025	By	/s/ James Schofield
James Schofield
Group Vice President and Chief Financial Officer (Principal Financial Officer)