Form 10-K
period 2025-03-31
TOYOTA MOTOR CREDIT CORP
filed 2025-06-03
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

As of April 30, 2025, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2025

PART I

ITEM 1. BUSINESS

GENERAL

Toyota Motor Credit Corporation (“TMCC”) was incorporated in California in 1982 and commenced operations in 1983. References herein to the “Company”, “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries. We are wholly-owned by Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide financial services operations. TMCC is marketed under the brands of Toyota Financial Services, Lexus Financial Services, Mazda Financial Services (“MFS”), and Bass Pro Shops Financial Services.

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

We continue to evaluate the private label financial services business, including partnering with or transitioning the business to our affiliates. In fiscal 2025, as it was deemed to be in the best interests of the Company and its sole shareholder, TFSIC, the Board of Directors of TMCC approved the transition of the origination and financing of new automotive finance and lease contracts under the MFS Agreement to Toyota Financial Savings Bank (“TFSB”), a Nevada thrift company owned by TFSIC and an unconsolidated affiliate of TMCC (the “MFS Transition”). The MFS Transition commenced and was substantially completed during the fourth quarter of fiscal 2025. No existing TMCC private label assets or liabilities were transitioned to or acquired by TFSB and no significant costs were incurred in connection with the MFS Transition. Additionally, in connection with the MFS Transition, TMCC has entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB. TMCC will continue to offer voluntary protection products to MFS customers.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Mazda Financial Services Transition” for further discussion of the MFS Transition.

Available Information

Our filings with the Securities and Exchange Commission (“SEC”) may be found by accessing the SEC website (https://www.sec.gov). A link to the SEC website and certain of our SEC filings are available free of charge on our website located at: www.toyotafinancial.com under “Investor Relations, SEC Filings”.

Investors and others should note that we announce material financial information using the investor relations section of our website. We use our website, press releases, as well as social media to communicate with our investors, customers and the general public about our company, our services and other issues. While not all of the information that we post on our website or on social media is of a material nature, some information could be material. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the investor relations section of our website and on our social media. We are not incorporating any of the information set forth on our website or on social media channels into this filing on Form 10-K.

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

FINANCE OPERATIONS

The table below summarizes our financing revenues by product:

	Years ended March 31,
	2025	2024	2023
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	24%	26%	31%
Retail	65%	63%	61%
Dealer	11%	11%	8%
Financing revenues, net of depreciation	100%	100%	100%

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

In order to minimize losses when vehicles are returned to us, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles. We use various channels to sell vehicles returned at lease-end or repossessed prior to lease-end, including dealer platforms and physical auctions.

The goal of the dealer platforms is to increase dealer purchases of off-lease vehicles, thereby reducing the disposition costs of such vehicles. Through the dealer platforms, the dealer accepting return of the lease vehicle (the “grounding dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value (systematically calculated based on vehicle condition captured via a dealer-performed vehicle inspection using the dealer platform inspection application), or return the vehicle to us.

Vehicles not purchased by the grounding dealer are made available to dealers through the dealer platforms. Vehicles not purchased through dealer platforms are sold at physical vehicle auction sites throughout the country. Where deemed necessary, we recondition used vehicles prior to sale at auction in order to enhance the vehicle values.

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

TMIS provides TMNA contractual indemnity insurance coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles. TMIS also provides umbrella liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS provides coverage, 99 percent of the risk is ceded to a third-party reinsurer for policy years prior to October 1, 2024. For the policy year beginning October 1, 2024, on all layers in which TMIS provides coverage, 95 percent of the risk is ceded to a third-party reinsurer.

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

TMCC and TFSB are parties to a master shared services agreement under which TMCC and TFSB provide certain services to each other. TMCC and TFSB are also parties to an expense reimbursement agreement, which provides that TMCC will reimburse certain expenses incurred by TFSB in connection with providing certain financial products and services to TMCC’s customers and dealers in support of TMCC’s customer loyalty strategy and programs. TMCC has also entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB.

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

The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking, supervisory, examination and enforcement authority over entities offering consumer financial services or products, including non-bank companies, such as TMCC (“Covered Entities”).

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

State Regulation

A majority of states (and Puerto Rico) have enacted legislation establishing licensing requirements to conduct financing activities. We must renew these licenses periodically. Most states also impose limits on the maximum rate of finance charges (which in some states may also include an all-in rate cap that would include finance charges plus charges on our ancillary products such as voluntary protection products). In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers. Some state laws impose rate and other restrictions on credit transactions with customers in active military status in addition to those imposed by the Servicemembers Civil Relief Act.

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

Many state regulators take a stringent approach to supervising and regulating providers of financial and voluntary protection products and services subject to their jurisdiction. In addition, we are subject to governmental and regulatory examinations, information-gathering requests and investigations from time to time. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.

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

Concern over climate change or other environmental matters has resulted in, and may continue to result in, increased legal and regulatory requirements intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change or other environmental concerns. For example, various governmental entities, including California and New York, have adopted, or are considering adopting, requirements for companies to provide expanded climate-related disclosures, including reporting on greenhouse gas emissions and laws and regulations aimed at limiting greenhouse gas emitting products or services, as well as those providing for financial incentives regarding electrified vehicles. Conversely, governmental entities at the federal, state and local level have adopted or are considering legislation, regulation or policies that reflect diverging and, in some cases, potentially conflicting policy goals, for example, on social and environmental topics (including changes in financial incentives or tax credits related to electrified vehicles). Such regulations and changes in government incentives may require us to alter our proposed business plans, lead to increased compliance costs and changes to our operations (including from the establishment of new procedures for internal controls and oversight), and affect vehicle sales, residual values, and the automotive industry and wider economy in ways not yet known which could have an adverse effect on our business, results of operations and financial condition.

Refer to Part 1, Item 1A. Risk Factors , "Regulatory, Legal, and Other Risks" – “The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.”

HUMAN CAPITAL

Employees

At March 31, 2025, we had approximately 3,800 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.

Culture

Our human capital objective in managing our business is to attract, retain, and fully engage talented team members who share our core values, including our “Continuous Quest for Improvement” and “Showing Respect for People.” Toyota’s corporate culture is driven by “The Toyota Philosophy”, our roadmap of the company we want to be, which is underpinned by our mission of producing happiness for all and our vision of creating mobility for all. Our team members are actively involved in Toyota’s transformation into a mobility company. We offer a variety of training opportunities and career development resources to enhance the skills of all our team members, encourage innovation, and create an attractive workplace where employees want to stay and grow. We also encourage teamwork and collaboration and believe that valuing different backgrounds, experiences, and perspectives is valuable for our team members, and our business.

We sponsor Business Partnering Groups (“BPGs”), which are employee-driven networks that are open to all employees and are based on common identities, affinities, experiences, and allyship. Our BPGs allow team members to connect with each other, grow professionally and support our business goals.

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

Our results of operations and financial condition are affected by a variety of factors, including changes in the overall market for retail contracts, wholesale motor vehicle financing, leasing or dealer financing, the new and used vehicle market, changes in the level of sales of Toyota and Lexus vehicles, the rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition from other financiers, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, our credit ratings, the success of efforts to expand our product lines, levels of operating and administrative expenses including, but not limited to, personnel costs, technology costs and premises costs (including costs associated with reorganization or relocation), general economic conditions, inflation, trade policy, consequences from changes in tax laws (including changes to the interpretation of existing laws), and fiscal and monetary policies in the U.S., Europe and other countries in which we issue debt. Further, a significant and sustained increase in fuel prices could lead to lower new and used vehicle purchases. This could reduce the demand for retail, lease, and wholesale financing. In turn, lower used vehicle values could affect return rates, charge-offs, and depreciation on operating leases.

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, inflation, lower household incomes, increases in unemployment rates, higher consumer debt levels as well as higher consumer and commercial bankruptcy filings, any of which could adversely affect vehicle sales and discretionary consumer spending. These conditions may decrease the demand for our financing products, as well as increase our delinquencies and credit losses. In addition, because our credit exposures are generally collateralized by vehicles, the severity of losses can be particularly affected by declines in used vehicle values. Dealers are also affected by an economic slowdown and recession, which increases the risk of default of certain dealers within our dealer portfolio.

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

Any of these developments could have an adverse effect on our results of operations and financial condition. Geopolitical conditions and other market events may also impact our results of operations. Restrictive exchange or import controls or other disruptive trade policies (including any recent international trade disputes and changes in import fees and tariffs), disruption of operations as a result of systemic political or economic instability (including any uncertainty over the U.S. government debt ceiling), adverse changes to tax laws and regulations, social unrest, outbreak of war or expansion of hostilities (including the current conflicts in Ukraine and the Middle East), health epidemics and other outbreaks, climate-related risk, and acts of terrorism, could lead to among other things, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, inflation, fluctuations in interest rates, weaker economic growth, and reduced business confidence on an international level, each of which could have a material adverse effect on our results of operations and financial condition.

Changes in interest rates and credit spreads may adversely affect our business, results of operations and financial condition.

When interest rates are high or increasing, we generally expect to earn higher financing revenue from our new originations. Higher interest rates may have an adverse effect on our business, financial condition and results of operations by increasing our cost of capital and the rates we charge to our customers and dealers, which could, in turn, decrease our financing volumes and market share, as a result of customers and dealers seeking alternative solutions or increasing the amount of cash purchases, thereby resulting in a decline in our competitive position. On the other hand, a low or negative interest rate environment may increase our financing volumes and market share, however it could also have an adverse effect on our business, financial condition and results of operations by reducing returns on our investments in marketable securities and compressing our net interest margin. When credit spreads widen, it becomes more expensive for us to borrow. Our credit spreads may widen or narrow not only in response to events and circumstances that are specific to us but also as a result of general economic and geopolitical events and conditions. Changes in credit spreads will affect, positively or negatively, the value of our derivatives, which could result in volatility in our results of operations, financial condition, and cash flows.

Our results of operations and financial condition are substantially dependent upon the sale of Toyota and Lexus vehicles, as well as our ability to offer competitive financing and voluntary protection products.

We primarily provide a variety of finance and voluntary protection products to authorized Toyota and Lexus dealers and their customers in the U.S. Accordingly, our business is substantially dependent upon the sale of Toyota and Lexus vehicles in the U.S. Changes in the volume of sales may result from changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, economic conditions, inflation, increased competition, increases in the price of vehicles due to increased raw material costs, governmental action or changes in or increased governmental regulation (including, for example, rules adopted by the EPA and states regarding vehicle emissions), trade policies (including recent changes in import fees or tariffs on raw materials or imported vehicles), international trade disputes, changes to or withdrawals from trade agreements, currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to extreme weather conditions, natural disasters, supply chain interruptions (including as a consequence of recent changes in trade policy), including shortages of parts, components or raw materials, or other events. In particular, the U.S. has introduced new tariff and trade policies, including tariffs specifically related to the automotive industry, for which other nations have responded by modifying their trade policies. These tariffs and trade policy modifications have impacted automotive manufacturers, including TMNA and our ultimate parent company, TMC, by increasing production costs and disrupting supply chains. At this time, we cannot predict the timing, duration, scope or extent of any future changes to such tariffs and trade policies, or of other tariffs or trade-related actions, and thus, their ultimate impact. While TMNA and TMC may take various mitigating actions related to such additional costs and disruptions, if such tariffs and trade policies continue in the long-term or are expanded, they could continue to increase the cost of vehicles and components imported to the U.S., which may change levels of production and availability of new vehicles within the automotive industry as a whole, as well as increase consumer costs and lower consumer demand. Any negative impact on the volume of Toyota and Lexus vehicle sales in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

TMS is the primary distributor of Toyota and Lexus vehicles in the U.S. While TMNA conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside TMNA’s control affect the success of new or existing products and services in the marketplace. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of product mix, price, quality, styling, safety, overall value, fuel efficiency, or other attributes) and the level of availability of products and services that are desirable can exacerbate these risks. With increased consumer interconnectedness through the internet, social media, and other media, mere allegations and consumer perception relating to quality, safety, fuel efficiency, corporate social responsibility (including diverging ideological and social views related to climate change or other environmental or social issues), or other key attributes can negatively impact TMNA’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Any negative impact to TMNA’s reputation or market acceptance of its products or services could have an adverse impact on vehicle sales, which could have an adverse effect on our business, results of operations and financial condition.

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

A number of trends are affecting the automotive industry. These include continued demand for electrified vehicles (including battery electric vehicles and hybrid vehicles), a continued preference for sport utility vehicles (“SUVs”) and trucks over cars, high demand for incentives, the rise of mobility services such as vehicle sharing and ride hailing, the development of autonomous and electrified vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, the development of flexible alternatives to traditional financing and leasing such as subscription service offerings, changing expectations around the vehicle buying experience, continued focus on environmental and other social initiatives and regulation, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications and technology. Any one or more of these trends could adversely affect the automotive industry, TMNA and TMC, and could in turn have an impact on our business, results of operations and financial condition.

Recalls and other related announcements by TMNA or private label companies could affect our business, results of operations and financial condition.

TMNA, or other manufacturers of the vehicles we finance, periodically conducts vehicle recalls which could include temporary suspensions of sales and production of certain Toyota, Lexus, and private label vehicle models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, such events could adversely affect our business. A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles or a change in standards of regulatory bodies will have a negative impact on financing and voluntary protection products volume, earning assets, Net financing revenues and Voluntary protection contract revenues and insurance earned premiums. The credit performance of our dealer and consumer portfolios may also be adversely affected. In addition, a decline in the values of used Toyota, Lexus, and private label vehicles would have a negative effect on residual values and return rates, which, in turn, could increase depreciation expense and credit losses. Further, certain of TMCC’s affiliated entities are or may become subject to litigation and governmental investigations and have been or may become subject to fines or other penalties. These factors could affect sales of Toyota, Lexus and private label vehicles and, accordingly, could have a negative effect on our business, results of operations and financial condition.

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

In addition, many parts of our business, including software, technology, marketing and finance, are dependent on key personnel. Competition for such employees is intense, which may increase our operating and administrative expenses. Our future success depends on our ability to retain existing, and attract, hire and integrate new key personnel and other necessary employees. Any failure to do so could adversely affect our business, results of operations and financial condition. Our success may be influenced by such factors as technological changes requiring additional skilled employees, targeting of key and experienced personnel by competitors, modifications to hybrid work models, and other macroeconomic factors.

Our private label financial services for third-party automotive and mobility companies may expose us to additional risks that could adversely affect our business, results of operations and financial condition.

In fiscal 2021, we began providing private label financial services to third-party automotive and mobility companies. Additionally, we provide a variety of voluntary protection products to authorized private label dealers and their customers in the U.S.

Although we intend to leverage our strengths and capabilities to serve and retain new and existing private label customers, we may encounter additional costs and may fail to realize the anticipated benefits of our private label financial services program. The provision and or servicing of wholesale and retail financing to private label dealers and customers may result in additional credit risk exposure, which if we are unable to appropriately monitor and mitigate may result in an adverse effect on our results of operations and financial condition. Our private label financial services may also expose us to additional operating risks related to consumer demand for private label vehicles or mobility products, the profitability and financial condition of private label companies, the level of the private label incentivized retail financing, recalls announced by the private label and the perceived quality, safety or reliability of the private label vehicles or mobility products, and changes in prices of the private label used vehicles and their effect on residual values of the private label off-lease vehicles and return rates, each of which may adversely affect our business, results of operations and financial condition.

We also continue to evaluate the private label financial services business, which may include partnering with or transitioning the business to our affiliates, some of which are not consolidated with TMCC. Refer to Item 1. Business, “General” for more information regarding the MFS Transition.

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

We are exposed to residual value risk on the disposition of leased vehicles if sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception and if the number of returned lease assets is higher than anticipated. To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward resulting in additional depreciation expense over the term of the lease contract so that the carrying value at lease-end will approximate the estimated end-of-term market value. Among other factors, local, regional and national economic conditions, inflation, trade policy, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of our vehicles, future plans for new Toyota, Lexus, and private label product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and inventory levels, and fuel prices heavily influence used vehicle values and thus the actual residual value of off-lease vehicles. Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our results of operations and financial condition, due to the impact of higher-than-anticipated Depreciation on operating leases recorded in our Consolidated Statements of Income. Actual return volumes may be higher than expected which can be impacted by higher contractual lease-end residual values relative to market values, a higher market supply of certain models of used vehicles, new vehicle incentive programs, and general economic conditions. The return of a higher number of leased vehicles could also impact the amount of depreciation expense recorded in our Consolidated Statements of Income, which could adversely affect our results of operations and financial condition.

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

Under these laws and regulations, the failure to maintain compliant data practices could result in consumer complaints, lawsuits and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential customers from using our products and services. For example, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information. For example, some states have enacted, and others are considering enacting data protection regimes that grant consumers broad new rights including access to, deletion of, and limiting the sharing of personal information that is collected by businesses and requiring regulated entities to establish measures to identify, manage, secure, track, produce, update and delete personal information. In some jurisdictions, these laws and regulations provide a private right of action that would allow customers to bring suit directly against us for certain violations of these laws and regulations. These types of laws and regulations could prohibit or significantly restrict financial services providers such as TMCC from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict TMCC’s use of personal data when developing or offering products or services to customers. These restrictions could inhibit TMCC’s development or marketing of certain products or services or increase the costs of offering them to customers. Because many of these laws and regulations are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. In addition, these laws are state specific and have specific details that are not uniform state-to-state. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. Any failure or perceived failure to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, significant liabilities or fines, penalties or other sanctions.

The regulatory environment in which we operate could have a material adverse effect on our business and results of operations.

Regulatory risk includes risk arising from failure or alleged failure to comply with applicable regulatory requirements and risk of liability and other costs imposed under various laws and regulations, including changes in applicable law, regulation and regulatory guidance. The level of regulatory scrutiny may fluctuate over time based on numerous factors. We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation, implementation, or enforcement thereof.

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

The CFPB and FTC may investigate the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities. As a result of such investigations, the CFPB and FTC have in the past announced various enforcement actions against lenders involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to us or the products, services and operations we offer, may require us to cease or alter certain business practices, which could have a material adverse effect on our results of operations, financial condition, and liquidity. Supervision and investigations by these agencies may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, impair our profitability, harm our reputation or otherwise adversely affect our business.

Refer to Item 1. Business, “Regulatory Environment” for further discussion of the CFPB’s authority and activities.

At the state level, many state regulators take a more stringent approach to supervising and regulating financial and voluntary protection products and services subject to their jurisdiction. We expect to continue to face greater supervisory scrutiny and enhanced supervisory requirements for the foreseeable future.

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

Environmental, Sustainability and Other Social Related Regulation

Concern over climate change or other environmental matters has resulted in, and may continue to result in, increased legal and regulatory requirements intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change or other environmental concerns. For example, various governmental entities have adopted, or are considering adopting, requirements for companies to provide expanded climate-related disclosures, including reporting on greenhouse gas emissions and laws and regulations aimed at limiting greenhouse gas emitting products or services, as well as those providing for financial incentives regarding electrified vehicles. Conversely, various governmental entities have adopted or are considering legislation, regulation or policies that reflect diverging and, in some cases, potentially conflicting policy goals, for example, on social and environmental topics (including changes in financial incentives and tax credits related to electric vehicles). Such regulations and changes in government incentives may require us to alter our proposed business plans, lead to increased compliance costs and changes to our operations (including from the establishment of new procedures for internal controls and oversight), and affect vehicle sales, residual values, and the automotive industry and wider economy in ways not yet known, which could have an adverse effect on our business, results of operations and financial condition.

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

Although our third-party service providers have experienced cybersecurity incidents, which have resulted in minor adverse impacts to our business, we have not experienced material losses or other material consequences related to cybersecurity incidents experienced by us or our third-party service providers. We expect to experience cybersecurity incidents resulting in adverse impacts with increased frequency and severity due to the continuously evolving threat environment, and there can be no assurance that future cybersecurity incidents, including incidents experienced by our third-party service providers, will not have a material adverse effect on our business, results of operations and financial condition. Further discussion of how TMCC’s business, results of operations and financial condition may be materially adversely affected by risk from cybersecurity threats is contained in Item 1A. Risk Factors, Regulatory, Legal and Other Risks, “A security breach or a cyber-attack could adversely affect our business, results of operations and financial condition.”

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

ITEM 2. PROPERTIES

Our headquarters operations are located in Plano, Texas. Additional operations for both finance and voluntary protection products are located in three regional Experience Centers. The Central Region Experience Center is co-located with our headquarters in Plano, Texas. The Western Region Experience Center is located in Chandler, Arizona. The Eastern Region Experience Center is located in Alpharetta, Georgia. Our dealer lending function is centralized at the Central Region Experience Center. We also have a sales and operations office in Puerto Rico. All premises are occupied under lease.

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
•
Increased cost, credit and operating risk exposure, or our failure to realize the anticipated benefits from our private label financial services to third-party automotive and mobility companies;
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

Fiscal 2025 Operating Environment

During the fiscal year ending March 31, 2025 (“fiscal 2025”), the U.S. economy continued to be impacted by historically elevated interest rates and consumer prices. While these economic conditions negatively impacted some consumers' ability to make scheduled payments, which has contributed to an increase in consumer charge-offs, we have recently seen an improvement in delinquencies driven by our continuous evaluation and refinement of purchasing practices and collections activities. There are also uncertainties surrounding geopolitical events, international trade policy, taxation policy, and the future path of monetary policy which continue to impact the outlook for future economic growth. The imposition, or potential imposition, of tariffs and the expansion of import fees across various nations could disrupt supply chains, increase costs, and limit market access, further complicating the economic outlook. Automotive industry specific tariffs could significantly impact costs of automotive suppliers and manufacturers, which may change levels of production and availability of new vehicles, as well as increase consumer costs and lower consumer demand. Changes in the economy that adversely impact the volume of Toyota and Lexus vehicles produced or sold in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

A general industry increase of inventory levels of new vehicles, along with an increase in sale incentives, resulted in an industry-wide increase in vehicle sales in the U.S. in fiscal 2025, as compared to fiscal 2024. Average used vehicle values during fiscal 2025 were relatively consistent and remained elevated compared to historic levels. Future declines in used vehicle values resulting from increases in the supply of new and used vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, depreciation expense and credit losses.

Conditions in the global capital markets were generally stable during fiscal 2025. However, beginning in the fourth quarter of fiscal 2025, markets experienced some volatility in response to proposed changes in trade policy and concerns about the growth prospects of the U.S. and global economies. Nevertheless, we maintain broad global access to both domestic and international markets. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Mazda Financial Services Transition

We continue to evaluate the private label financial services business, including partnering with or transitioning the business to our affiliates. In fiscal 2025, as it was deemed to be in the best interests of the Company and its sole shareholder, TFSIC, the Board of Directors of TMCC approved transition of the origination and financing of new automotive finance and lease contracts under the MFS Agreement to TFSB, an unconsolidated affiliate of TMCC. The MFS Transition commenced and was substantially completed during the fourth quarter of fiscal 2025. No existing TMCC private label assets or liabilities were transitioned to or acquired by TFSB and no significant costs were incurred in connection with the MFS transition.

Additionally, in connection with the MFS Transition, TMCC has entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB. TMCC will continue to offer voluntary protection products to MFS customers.

The MFS Transition includes the origination of all new MFS retail and lease contracts by TFSB rather than TMCC and is anticipated to affect our results of operation and financial statements by reducing financing revenue and related expenses reported on our consolidated statements of income and reducing finance receivables, net and investments in operating leases, net reported on our consolidated balance sheets. Revenue to be earned from service fees related to servicing new MFS retail and lease contracts on behalf of TFSB is not expected to offset the reduction in financing revenue resulting from the implementation of the MFS Transition Plan. The implementation of the MFS Transition is also expected to reduce our future funding needs.

As of March 31, 2025, 11 percent of TMCC net earning assets were from MFS contracts, and historically, approximately the same percentage of TMCC financing revenues were from MFS contracts. The existing MFS contracts will remain with TMCC, and revenues and related expenses will continue to be recognized over their respective terms; however, as a result of the MFS Transition, we anticipate future declines in total TMCC contract volume and the resulting effects to the TMCC consolidated statements of income and balance sheets as indicated above.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2025	2024	2023
Net income:
Finance operations [1]	$1,382	$1,126	$1,041
Voluntary protection operations [1]	330	334	(62)
Total net income	$1,712	$1,460	$979

1.
Refer to Note 14 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance operations and voluntary protection operations.

Fiscal 2025 Compared to Fiscal 2024

Our consolidated net income was $1.7 billion in fiscal 2025, compared to $1.5 billion in fiscal 2024. The increase in net income for fiscal 2025 compared to fiscal 2024 was primarily due to a $1.1 billion increase in total financing revenues, a $111 million increase in investment and other income, net, a $93 million decrease in operating and administrative expense, a $90 million increase in voluntary protection contract revenues and insurance earned premiums, and a $71 million decrease in provision for credit losses, partially offset by a $1.1 billion increase in interest expense, and an $80 million increase in provision for income taxes.

Our overall capital position increased $261 million, taking into account a $1.5 billion dividend in March 2025 to TFSIC, bringing total shareholder’s equity to $17.2 billion at March 31, 2025, as compared to $17.0 billion at March 31, 2024. Our debt increased to $127.7 billion at March 31, 2025 from $122.4 billion at March 31, 2024. Our debt-to-equity ratio increased to 7.4 at March 31, 2025 from 7.2 at March 31, 2024.

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

Our overall capital position increased $473 million, taking into account a $979 million dividend in February 2024 to TFSIC, bringing total shareholder's equity to $17.0 billion at March 31, 2024, as compared to $16.5 billion at March 31, 2023. Our debt increased to $122.4 billion at March 31, 2024 from $111.7 billion at March 31, 2023. Our debt-to-equity ratio increased to 7.2 at March 31, 2024 from 6.8 at March 31, 2023.

Finance Operations

The following table summarizes key results of our finance operations:

	Years ended March 31,			Percentage change
(Dollars in millions)	2025	2024	2023	2025 to 2024	2024 to 2023
Financing revenues:
Operating lease	$6,274	$6,270	$7,063	0%	(11)%
Retail	5,909	4,965	3,737	19%	33%
Dealer	1,049	909	493	15%	84%
Total financing revenues	13,232	12,144	11,293	9%	8%
Depreciation on operating leases	4,134	4,179	5,122	(1)%	(18)%
Interest expense	5,825	4,705	3,054	24%	54%
Net financing revenues	3,273	3,260	3,117	0%	5%
Investment and other income, net	651	515	314	26%	64%
Net financing and other revenues	3,924	3,775	3,431	4%	10%
Expenses:
Provision for credit losses	768	839	713	(8)%	18%
Operating and administrative	1,355	1,466	1,331	(8)%	10%
Total expenses	2,123	2,305	2,044	(8)%	13%
Income before income taxes	1,801	1,470	1,387	23%	6%
Provision for income taxes	419	344	346	22%	(1)%

Net income from finance operations	$1,382	$1,126	$1,041	23%	8%

Our finance operations reported net income of $1.4 billion and $1.1 billion during fiscal 2025 and 2024, respectively. The increase in net income from finance operations for fiscal 2025 compared to fiscal 2024 was primarily due to a $1.1 billion increase in total financing revenues, a $136 million increase in investment and other income, net, a $111 million decrease in operating and administrative expenses, and a $71 million decrease in provision for credit losses, partially offset by a $1.1 billion increase in interest expense and a $75 million increase in provision for income taxes.

Financing Revenues

Total financing revenues increased 9 percent during fiscal 2025 compared to fiscal 2024 due to the following:

•
Operating lease revenues remained relatively unchanged in fiscal 2025 as compared to fiscal 2024.
•
Retail financing revenues increased 19 percent in fiscal 2025 as compared to fiscal 2024, due to higher portfolio yields and higher average outstanding earning asset balances.
•
Dealer financing revenues increased 15 percent in fiscal 2025 as compared to fiscal 2024, primarily due to higher average outstanding earning asset balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 6.8 percent for fiscal 2025, compared to 6.2 percent for fiscal 2024.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $4.1 billion during fiscal 2025 compared to $4.2 billion during fiscal 2024. The decrease is primarily due to lower average operating lease units outstanding, partially offset by higher expected and actual residual value losses.

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

	Years ended March 31,
(Dollars in millions)	2025	2024	2023
Interest expense on debt	$5,667	$4,936	$2,919
Interest expense (income) on derivatives	34	(661)	(569)
Interest expense on debt and derivatives	5,701	4,275	2,350

Gains on debt denominated in foreign currencies	(96)	(80)	(614)
(Gains) losses on foreign currency swaps	(108)	(90)	805
(Gains) losses on foreign currency debt and swaps	(204)	(170)	191

Losses on U.S. dollar interest rate swaps	328	600	513
Total interest expense	$5,825	$4,705	$3,054

During fiscal 2025, total interest expense increased to $5.8 billion from $4.7 billion in fiscal 2024. The increase in interest expense on debt and derivatives for fiscal 2025 compared to fiscal 2024 is due to changes in interest rates and higher average debt outstanding. Gains or losses on foreign currency debt and swaps, and U.S. dollar interest rate swaps, are primarily driven by changes in the valuation of the swaps.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $651 million for fiscal 2025, compared to $515 million for fiscal 2024. The increase in investment and other income, net for fiscal 2025 compared to fiscal 2024 was primarily due to higher average balances on our cash and cash equivalents.

Provision for Credit Losses

We recorded a provision for credit losses of $768 million for fiscal 2025, compared to $839 million for fiscal 2024. The decrease in provision for credit losses for fiscal 2025 compared to the same period in fiscal 2024 was due to slower growth of our retail loan and dealer portfolios as well as improvements in delinquencies, partially offset by an increase in net charge-offs.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1.4 billion for fiscal 2025, compared to $1.5 billion for fiscal 2024. The decrease in operating and administrative expenses for fiscal 2025 compared to fiscal 2024 was primarily due to lower general operating expenses and technology expenses, partially offset by higher employee expenses.

Voluntary Protection Operations

The following table summarizes key results of our voluntary protection operations:

	Years ended March 31,			Percentage change
	2025	2024	2023	2025 to 2024	2024 to 2023
Contracts (units in thousands)
Issued	3,317	3,175	2,998	4%	6%
Average in force	11,386	10,895	10,292	5%	6%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$1,210	$1,120	$1,053	8%	6%
Investment and other income (loss), net	333	358	(217)	(7)%	(265)%
Revenues from voluntary protection operations	1,543	1,478	836	4%	77%
Expenses:
Voluntary protection contract expenses and insurance losses	638	592	470	8%	26%
Operating and administrative	472	454	445	4%	2%
Total expenses	1,110	1,046	915	6%	14%
Income (loss) before income taxes	433	432	(79)	0%	(647)%
Provision (benefit) for income taxes	103	98	(17)	5%	(676)%
Net income (loss) from voluntary protection operations	$330	$334	$(62)	(1)%	(639)%

Our voluntary protection operations reported net income of $330 million for fiscal 2025, compared to $334 million for fiscal 2024. The decrease in net income from voluntary protection operations for fiscal 2025, compared to fiscal 2024 was primarily due to a $46 million increase in voluntary protection contract expenses and insurance losses, a $25 million decrease in investment and other income (loss), net, an $18 million increase in operating and administrative expenses, and a $5 million increase in provision for income taxes, partially offset by a $90 million increase in voluntary protection contract revenues and insurance earned premiums.

Contracts issued increased 4 percent during fiscal 2025 compared to fiscal 2024, due to higher issuances of most of our voluntary protection products. The average number of contracts in force increased 5 percent during fiscal 2025 compared to fiscal 2024, due to net growth in the voluntary protection portfolio most notably in prepaid maintenance contracts, certified pre-owned vehicle limited warranties, and vehicle service contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $1.2 billion for fiscal 2025, compared to $1.1 billion for fiscal 2024. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts according to earnings factors established by management that are based upon historical loss experience. The increase in voluntary protection contract revenues and insurance earned premiums for fiscal 2025 compared to fiscal 2024 was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio.

Investment and Other Income, Net

Our voluntary protection operations reported investment and other income, net of $333 million for fiscal 2025, compared to $358 million for fiscal 2024. Investment and other income, net consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The decrease in investment and other income, net in fiscal 2025, compared to fiscal 2024, was primarily due to reduced gains from changes in fair value on our equity investments and available-for-sale debt securities for which the fair value option was elected, as a result of market volatility, partially offset by reduced losses from sales of equity investments.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $638 million for fiscal 2025, compared to $592 million for fiscal 2024. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses in fiscal 2025 compared to fiscal 2024 was primarily due to an increase in frequency of claims in our guaranteed auto protection, prepaid maintenance and vehicle service contracts, as well as an increase in the severity of claims in our guaranteed auto protection contracts and vehicle service contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $472 million for fiscal 2025, compared to $454 million for fiscal 2024. The increase in operating and administrative expenses in fiscal 2025 as compared to fiscal 2024 was primarily due to an increase in general operating expenses.

Provision for Income Taxes

We recorded a provision for income taxes of $522 million for fiscal 2025, compared to $442 million for fiscal 2024. Our effective tax rate was 23 percent for both fiscal 2025 and fiscal 2024. The increase in the provision for income taxes for fiscal 2025, compared to fiscal 2024, was primarily due to an increase in income before income taxes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
(Units in thousands):	2025	2024	2023	2025 to 2024	2024 to 2023
Vehicle financing volume [1]:
New retail contracts	788	840	718	(6)%	17%
Used retail contracts	304	390	406	(22)%	(4)%
Lease contracts	434	343	258	27%	33%
Total	1,526	1,573	1,382	(3)%	14%

TMNA subvened vehicle financing volume [2]:
New retail contracts	460	392	446	17%	(12)%
Used retail contracts	64	59	48	8%	23%
Lease contracts	286	222	148	29%	50%
Total	810	673	642	20%	5%

Market share of TMNA sales [3]:	54.5%	54.4%	53.6%

1.
Total financing volume was comprised of approximately 80 percent Toyota/Lexus, 18 percent private label, and 2 percent non-Toyota/Lexus/private label for fiscal 2025. Total financing volume was comprised of approximately 80 percent Toyota/Lexus, 16 percent private label, and 4 percent non-Toyota/Lexus/private label for fiscal 2024. Total financing volume was comprised of approximately 81 percent Toyota/Lexus, 12 percent private label, and 7 percent non-Toyota/Lexus/private label for fiscal 2023.
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

Our financing volume decreased 3 percent in fiscal 2025, compared to fiscal 2024, due to decreases in used and new retail contracts, offset by an increase in lease contracts.

Our market share of TMNA sales remained relatively consistent for fiscal 2025, compared to fiscal 2024.

The composition of our net earning assets is summarized below:

	Years ended March 31,			Percentage change
(Dollars in millions)	2025	2024	2023	2025 to 2024	2024 to 2023
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$85,328	$85,576	$78,216	0%	9%
Dealer financing, net [1]	16,421	16,093	12,064	2%	33%
Total finance receivables, net	101,749	101,669	90,280	0%	13%
Investments in operating leases, net	30,090	28,013	29,869	7%	(6)%
Net earning assets	$131,839	$129,682	$120,149	2%	8%

Average original contract term in months
Lease contracts [2]	36	36	37
Retail contracts [3]	69	69	69

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,197	1,245	1,264	(4)%	(2)%
Dealers outside of the Toyota/Lexus/private label dealer network	383	392	393	(2)%	0%
Total number of dealers receiving wholesale financing	1,580	1,637	1,657	(3)%	(1)%

1.
Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
2.
Lease contract terms range from 24 months to 60 months.
3.
Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 6 percent during fiscal 2025 compared to fiscal 2024, primarily due to consumer preference for lease contracts.

Our used retail contracts decreased 22 percent during fiscal 2025, compared to fiscal 2024, primarily due to increased competition in the used vehicle marketplace from other financial institutions and our continuous evaluation and refinement of purchasing practices.

Our retail finance receivables, net remained relatively consistent at March 31, 2025 as compared to March 31, 2024.

Lease Contract Volume and Earning Assets

Our lease contract volume increased 27 percent during fiscal 2025, compared to fiscal 2024, primarily due to higher levels of incentive and subvention programs. Our investments in operating leases, net, increased 7 percent at March 31, 2025 as compared to March 31, 2024, primarily due to higher vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 2 percent at March 31, 2025, as compared to March 31, 2024, primarily due to an increase in financing for real estate and revolving credit, partially offset by a decrease in wholesale financing.

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

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred. When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group. If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income. As of March 31, 2025, 2024, and 2023 and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes scheduled maturities on our operating lease portfolio and off-lease vehicles sold at lease termination:

	Years ended March 31,			Percentage Change
(Units in thousands)	2025	2024	2023	2025 to 2024	2024 to 2023
Scheduled maturities	401	488	486	(18)%	0%

Vehicles sold through:
Direct dealer programs
Grounding dealer	17	11	13	55%	(15)%
Exclusive online channels	15	4	1	275%	300%
Physical wholesale auctions	21	11	5	91%	120%
Total vehicles sold at lease termination [1]	53	26	19	104%	37%

1.
Excludes leased vehicles purchased by lessees or dealers at contractual residual value prior to an authorized dealer securing the vehicle.

Scheduled maturities decreased 18 percent in fiscal 2025 compared to fiscal 2024, primarily due to lower average operating lease units outstanding. Total vehicles sold at lease termination increased 104 percent in fiscal 2025, compared to fiscal 2024. We saw an increase in return rates due to a general industry increase of inventory levels of new vehicles. Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing - Remarketing” for additional information on disposal of lease vehicles.

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

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years ended March 31,			Percentage
	2025	2024	2023	2025 to 2024	2024 to 2023
Depreciation on operating leases (dollars in millions)	$4,134	$4,179	$5,122	(1)%	(18)%
Average operating lease units outstanding (in thousands)	894	978	1,141	(9)%	(14)%

We recorded depreciation expense on operating leases of $4.1 billion for fiscal 2025, compared to $4.2 billion for fiscal 2024. The decrease is primarily due to lower average operating lease units outstanding, partially offset by higher expected and actual residual value losses.

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

The following table provides information related to our origination experience:

	Years Ended March 31,
	2025	2024	2023
Average consumer portfolio origination FICO score	759	756	744
Average consumer retail loan origination term (months) [1]	69	69	69

1.
Retail loan origination greater than or equal to 78 months was 11%, 11%, 10% as of March 31, 2025, 2024, and 2023, respectively.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	Years ended March 31,
	2025	2024	2023
Net charge-offs as a percentage of average finance receivables [1,5]	0.72%	0.69%	0.54%
Default frequency as a percentage of outstanding consumer finance receivables contracts	1.59%	1.25%	0.89%
Average consumer finance receivables loss severity per unit [2]	$13,989	$14,113	$12,425
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.58%	0.64%	0.61%
Operating leases	0.37%	0.48%	0.40%

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

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Net charge-offs as a percentage of average finance receivables increased to 0.72 percent at March 31, 2025 from 0.69 percent at March 31, 2024 and default frequency as a percentage of outstanding finance receivables contracts increased to 1.59 percent for fiscal 2025 compared to 1.25 percent for fiscal 2024. The increases in net charge-offs and default frequency were due to an increase in higher average amounts financed and economic conditions, including consumer price increases and higher interest rates which have negatively impacted some consumers' ability to make scheduled payments. Our average finance receivables loss severity per unit for fiscal 2025 decreased to $13,989 from $14,113 in fiscal 2024. The decrease in loss severity per unit is primarily due to a decrease in full balance charge-offs, partially offset by higher average amounts financed.

Our aggregate balances for accounts 60 or more days past due on finance receivables decreased to 0.58 percent at March 31, 2025, compared to 0.64 percent at March 31, 2024. Our aggregate balances for accounts 60 or more days past due on operating leases decreased to 0.37 percent at March 31, 2025, compared to 0.48 percent at March 31, 2024. The decrease in our aggregate balances for accounts 60 or more days past due as percentage of finance receivables and operating leases was primarily due to our continuous evaluation and refinement of purchasing practices and collections activities.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Years ended March 31,
(Dollars in millions)	2025	2024	2023
Allowance for credit losses at beginning of period	$1,684	$1,513	$1,272
Charge-offs	(887)	(776)	(535)
Recoveries	139	108	63
Provision for credit losses	768	839	713
Allowance for credit losses at end of period [1]	$1,704	$1,684	$1,513

Allowance for credit losses as a percentage of finance receivables [1]	1.59%	1.58%	1.62%

1.
Ending balances as of March 31, 2025, 2024, and 2023 exclude $60 million, $47 million, and $24 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet commitments.

Our allowance for credit losses and the allowance for credit losses as a percentage of finance receivables were relatively consistent as of March 31, 2025 compared to March 31, 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements, Obligations, and Arrangements

Our primary material cash requirements include the acquisition of finance receivables and investment in operating leases from dealers, providing various financing to dealers, payments related to debt and swaps, operating expenses, voluntary protection contract expenses, income taxes, and dividend payments. In conjunction with our cash requirements, we have certain obligations to make future payments under contracts and commitments. Aggregate contractual obligations and commitments in existence at March 31, 2025, are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	2026	2027	2028	2029	2030	Thereafter	Total
Debt [1]	$57,794	$27,839	$16,839	$6,447	$8,952	$10,390	$128,261
Estimated interest payments for debt [2]	3,905	2,516	1,567	981	685	895	10,549
Premises occupied under lease	14	23	27	26	27	111	228
Purchase obligations [3]	7	3	-	-	-	-	10
Total	$61,720	$30,381	$18,433	$7,454	$9,664	$11,396	$139,048

1.
Debt reflects the remaining principal obligation. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2025. Debt excludes unamortized premium/discount and debt issuance costs of $516 million.
2.
Interest payments for debt payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2025.
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

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions. Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions. We have not made any material payments in the past as a result of these provisions, and as of March 31, 2025, we determined that it is not probable that we will be required to make any material payments in the future. As of March 31, 2025 and 2024, no amounts have been recorded under these indemnification provisions.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $4.9 billion to $14.1 billion with an average balance of $9.3 billion during fiscal 2025. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with TMS, which as of March 31, 2025, had no outstanding amount and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of March 31, 2025, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	March 31, 2025			March 31, 2024
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,494	$17,283	4.56%	$17,462	$17,222	5.59%
U.S. medium term note ("MTN") program	54,371	54,210	4.17%	53,146	52,981	4.06%
Euro medium term note ("EMTN") program	15,449	15,354	3.05%	13,637	13,550	2.54%
Other debt	3,182	3,181	4.95%	4,331	4,330	5.44%
Total Unsecured notes and loans payable	90,496	90,028	4.08%	88,576	88,083	4.19%
Secured notes and loans payable	37,765	37,717	4.53%	34,387	34,337	4.64%
Total debt	$128,261	$127,745	4.21%	$122,963	$122,420	4.32%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other [1]	Total Unsecured notes and loans payable
Balance at March 31, 2024	$17,462	$53,146	$13,637	$4,331	$88,576
Issuances	32	20,675	3,584	1,200	25,491
Maturities and terminations	-	(19,450)	(1,777)	(2,349)	(23,576)
Non-cash changes in foreign currency rates	-	-	5	-	5
Balance at March 31, 2025	$17,494	$54,371	$15,449	$3,182	$90,496
Issuances during the one month ended April 30, 2025	$3,420	$-	$-	$60	$3,480

1.
Changes in Commercial paper and certain Other unsecured notes are shown net due to their short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $17.2 billion to $18.0 billion during fiscal 2025, with an average outstanding balance of $17.6 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2024	$34,387
Issuances	22,473
Maturities and terminations	(19,095)
Balance at March 31, 2025	$37,765
Issuances during the one month ended April 30, 2025	$3,260

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2027. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of March 31, 2025 and 2024, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of March 31, 2025 and 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in the fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.8 billion and $3.4 billion of this facility as of March 31, 2025 and 2024, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of March 31, 2025, TMCC had committed bank credit facilities totaling $4.1 billion of which $2.2 billion, and $1.9 billion, mature in fiscal years ending March 31, 2026, and 2028, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2025 and 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in the fiscal year ending March 31, 2028. This credit facility was not drawn upon and had no outstanding balance as of March 31, 2025 and 2024.

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

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•
maintain 100 percent ownership of TFSC;
•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to approximately $67 thousand at March 31, 2025; and
•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

At March 31, 2025, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation expense by approximately $72 million over the remaining terms of the leases.

At March 31, 2025, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation expense by approximately $17 million over the remaining terms of the leases.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover lifetime expected credit losses as of the balance sheet date on our earning assets resulting from the failure of customers or dealers to make required payments. For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “retail loan” and “dealer”. Our retail loan portfolio consists, for accounting purposes, of our retail loan portfolio segment, which is characterized by smaller contract balances than our dealer portfolio. Our dealer portfolio consists, for accounting purposes, of our dealer products portfolio segment. The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether allowances are considered adequate to cover lifetime expected credit losses as of the balance sheet date. Refer to Note 4 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements for further discussion and disclosure of our allowance for credit losses.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment. The majority of our credit losses are related to our retail loan portfolio. Holding other estimates constant, a 10 percent increase or decrease in the assumptions used to derive probability of default and loss given default would have resulted in a change in the allowance for credit losses of $154 million as of March 31, 2025.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates. The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These interest rate scenarios do not represent management’s view of future interest rate movements. In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below. In situations where existing interest rates are below one percent, the assumption of a 100-basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the “-100bp” scenario for both March 31, 2025 and 2024.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2025	$18.6	$(17.6)
March 31, 2024	$12.7	$(11.8)

Our net interest cash flow sensitivity results show a slightly asset sensitive position as of both March 31, 2025 and March 31, 2024. We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement strategies to protect our net interest margins from the potential negative effects of changes in interest rates. We have established risk limits to monitor and control our exposures. Our current exposure is considered within tolerable limits.

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

All of our derivative counterparties to which we had credit exposure at March 31, 2025 were assigned investment grade ratings by a credit rating organization. Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements permit multiple transactions to be cancelled and settled with a single net balance paid to either party in the event of default or other termination event outside the normal course of business, such as a ratings downgrade of either party to the contract. These ISDA Master Agreements also contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties. As of March 31, 2025, we have daily valuation and collateral exchange arrangements with all of our counterparties. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure. Under our ISDA Master Agreements, cash is the only permissible form of collateral. Neither we nor our counterparties are required to hold collateral in a segregated account. Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

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

The following tables summarize our investments in marketable securities distribution by credit rating as of:

	March 31, 2025
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$824	$743	$-	$743	$-	$-	$-
Foreign government and agency obligations	21	20	-	3	5	2	10
Municipal debt securities	8	8	1	6	1	-	-
Commercial paper	15	15	-	-	15	-	-
Corporate debt securities	488	450	-	3	130	255	62
Mortgage-backed securities	208	197	30	147	14	-	6
Asset-backed securities	136	134	30	37	27	24	16
Total available-for-sale debt securities:	$1,700	$1,567	$61	$939	$192	$281	$94
Fixed income mutual funds		$1,867	$378	$467	$1,013	$-	$9
Total		$3,434	$439	$1,406	$1,205	$281	$103

	March 31, 2024
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$783	$697	$-	$697	$-	$-	$-
Foreign government and agency obligations	13	12	-	2	1	4	5
Municipal debt securities	8	7	1	6	-	-	-
Corporate debt securities	477	430	-	3	120	250	57
Mortgage-backed securities	199	184	32	127	14	2	9
Asset-backed securities	142	138	46	32	27	25	8
Total available-for-sale debt securities:	$1,622	$1,468	$79	$867	$162	$281	$79
Fixed income mutual funds		$1,964	$267	$455	$1,233	$9	$-
Total		$3,432	$346	$1,322	$1,395	$290	$79

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

We utilize the Value at Risk (“VaR”) methodology to simulate the potential loss in fair value of our investment portfolio due to adverse market movements. The model is based on historical data for the previous year, assuming a holding period of 30 business days and a loss methodology approximating a 99 percent confidence interval.

The table below shows the VaR, excluding taxation impact, of our equity investment portfolio as of and for the period ending:

	March 31,	March 31,
(Dollars in millions)	2025	2024
Average	$71	$124
Minimum	$45	$69
Maximum	$87	$163

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended March 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Retail Loan Portfolio Allowance for Credit Losses

As described in Notes 3 and 4 to the consolidated financial statements, the Company had retail loans of $86,872 million, for which an allowance for credit losses of $1,544 million was recorded as of March 31, 2025. The allowance for credit losses represents management’s estimate of expected credit losses over the expected lifetime of the loans. The loan lifetime is regarded by management as the reasonable and supportable period. Management uses statistical models to estimate lifetime expected credit losses of the retail loan portfolio by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical default frequency and other credit quality indicators such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability weighted forward looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. If management does not believe the models adequately reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

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

June 3, 2025

We have served as the Company’s auditor since 1983.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2025	2024	2023
Financing revenues:
Operating lease	$6,274	$6,270	$7,063
Retail	5,909	4,965	3,737
Dealer	1,049	909	493
Total financing revenues	13,232	12,144	11,293
Depreciation on operating leases	4,134	4,179	5,122
Interest expense	5,825	4,705	3,054
Net financing revenues	3,273	3,260	3,117

Voluntary protection contract revenues and insurance earned premiums	1,210	1,120	1,053
Investment and other income, net	984	873	97
Net financing revenues and other revenues	5,467	5,253	4,267

Expenses:
Provision for credit losses	768	839	713
Operating and administrative	1,827	1,920	1,776
Voluntary protection contract expenses and insurance losses	638	592	470
Total expenses	3,233	3,351	2,959

Income before income taxes	2,234	1,902	1,308
Provision for income taxes	522	442	329

Net income	$1,712	$1,460	$979

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Years ended March 31,
	2025	2024	2023
Net income	$1,712	$1,460	$979
Other comprehensive income, net of tax
Net unrealized gains (losses) on available-for-sale debt securities [net of tax (provision) benefit of ($2), $2 and $10, respectively]	7	(7)	(37)
Reclassification of net losses (gains) realized on available-for-sale debt securities included in investment and other income, net [net of tax benefit of $1, $0 and $0, respectively]	2	(1)	1
Other comprehensive income (loss)	9	(8)	(36)
Comprehensive income	$1,721	$1,452	$943

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

	March 31,	March 31,
	2025	2024
ASSETS
Cash and cash equivalents	$10,769	$8,570
Restricted cash and cash equivalents	2,490	2,251
Investments in marketable securities	4,581	4,505
Finance receivables, net of allowance for credit losses of $1,644 and $1,637, respectively	101,749	101,669
Investments in operating leases, net	30,090	28,013
Other assets	5,615	4,373
Total assets	$155,294	$149,381

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$127,745	$122,420
Deferred income taxes	2,973	3,272
Other liabilities	7,333	6,707
Total liabilities	138,051	132,399

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2025 and 2024	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(56)	(65)
Retained earnings	16,382	16,130
Total shareholder's equity	17,243	16,982
Total liabilities and shareholder's equity	$155,294	$149,381

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	March 31,	March 31,
	2025	2024
ASSETS
Finance receivables, net	$33,958	$31,130
Investments in operating leases, net	10,722	10,274
Other assets	167	142
Total assets	$44,847	$41,546

LIABILITIES
Debt	$37,717	$34,337
Other liabilities	72	66
Total liabilities	$37,789	$34,403

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2022	$915	$2	$(21)	$17,205	$18,101

Net income	-	-	-	979	979
Other comprehensive loss, net of tax	-	-	(36)	-	(36)
Dividends	-	-	-	(2,535)	(2,535)
Balance at March 31, 2023	$915	$2	$(57)	$15,649	$16,509

Net income	-	-	-	1,460	1,460
Other comprehensive loss, net of tax	-	-	(8)	-	(8)
Dividends	-	-	-	(979)	(979)
Balance at March 31, 2024	$915	$2	$(65)	$16,130	$16,982

Net income	-	-	-	1,712	1,712
Other comprehensive income, net of tax	-	-	9	-	9
Dividends	-	-	-	(1,460)	(1,460)
Balance at March 31, 2025	$915	$2	$(56)	$16,382	$17,243

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,712	$1,460	$979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,221	4,301	5,205
Recognition of deferred income and fees	(1,604)	(1,507)	(1,797)
Provision for credit losses	768	839	713
Amortization of deferred costs	1,044	1,030	1,029
Foreign currency and other adjustments to the carrying value of financial instruments, net	41	180	206
Net (gains) losses from investments in marketable securities	(90)	(145)	375
Net change in:
Derivative assets	(5)	10	10
Other assets and accrued interest	42	91	(1,040)
Deferred income taxes	(302)	(453)	2,173
Derivative liabilities	4	6	(8)
Other liabilities	472	1,003	(505)
Net cash provided by operating activities	6,303	6,815	7,340

Cash flows from investing activities:
Purchase of investments in marketable securities	(681)	(727)	(2,467)
Proceeds from sales of investments in marketable securities	593	1,282	1,902
Proceeds from maturities of investments in marketable securities	122	113	59
Acquisition of finance receivables	(52,117)	(54,549)	(49,105)
Collection of finance receivables	51,241	44,692	41,309
Net change in certain wholesale receivables	267	(2,442)	(930)
Acquisition of investments in operating leases	(17,870)	(13,755)	(9,617)
Proceeds from disposals of investments in operating leases	11,730	11,888	11,001
Long term loans to affiliates	(1,536)	(1,145)	(760)
Payments on long term loans from affiliates	545	669	340
Net change in financing support provided to affiliates	67	(5)	(36)
Other, net	(52)	(74)	(83)
Net cash used in investing activities	(7,691)	(14,053)	(8,387)

Cash flows from financing activities:
Proceeds from issuance of debt	47,799	43,413	38,797
Payments on debt	(42,573)	(33,498)	(35,374)
Net change in commercial paper and other short-term financing	53	635	(1,088)
Net change in financing support provided by affiliates	7	-	-
Dividend paid	(1,460)	(979)	(2,535)
Net cash provided by (used in) financing activities	3,826	9,571	(200)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,438	2,333	(1,247)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	10,821	8,488	9,735
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$13,259	$10,821	$8,488
Supplemental disclosures:
Interest paid, net	$5,073	$4,010	$2,375
Income taxes paid (received), net	$540	$57	$(462)

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies

Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) is a wholly-owned subsidiary of Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide financial services operations. References herein to the “Company”, “we”, “our”, and “us” denote TMCC and its consolidated subsidiaries. TMCC is marketed under the brands of Toyota Financial Services, Lexus Financial Services, Mazda Financial Services (“MFS”), and Bass Pro Shops Financial Services.

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

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota, Lexus, and private label dealers. As of March 31, 2025, approximately 20 percent of retail and lease contracts were concentrated in California, 14 percent in Texas, and 7 percent in New York. Our voluntary protection operations are located in the U.S. As of March 31, 2025, approximately 23 percent of voluntary protection contracts were concentrated in California, 6 percent in New York, and 5 percent in Maryland. Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

Other Matters

We continue to evaluate the private label financial services business, including partnering with or transitioning the business to our affiliates. In fiscal 2025, as it was deemed to be in the best interests of the Company and its sole shareholder, TFSIC, the Board of Directors of TMCC approved the transition of the origination and financing of new automotive finance and lease contracts under the MFS Agreement to Toyota Financial Savings Bank (“TFSB”), a Nevada thrift company owned by TFSIC and an unconsolidated affiliate of TMCC (the “MFS Transition”). The MFS Transition commenced and was substantially completed during the fourth quarter of fiscal 2025. No existing TMCC private label assets or liabilities were transitioned to or acquired by TFSB and no significant costs were incurred in connection with the MFS Transition. Additionally, in connection with the MFS Transition, TMCC has entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB. TMCC will continue to offer voluntary protection products to MFS customers.

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

On March 31, 2025, we adopted ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosure requirements. This ASU enhances disclosure requirements for reportable segments primarily through enhanced disclosures about significant segment expenses. The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures. Refer to Note 14 - Segment Information for additional information.

Accounting Guidance Issued But Not Yet Adopted

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income (loss), net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of March 31, 2025 and 2024, we held AFS debt securities for which the fair value option was elected of $829 million and $778 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $61 million and $70 million as of March 31, 2025 and 2024, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Investments in marketable securities consisted of the following:

	March 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$824	$2	$(83)	$743
Foreign government and agency obligations	21	-	(1)	20
Municipal debt securities	8	1	(1)	8
Commercial paper	15	-	-	15
Corporate debt securities	488	2	(40)	450
Mortgage-backed securities:
U.S. government agency	146	-	(5)	141
Non-agency residential	12	-	(1)	11
Non-agency commercial	50	-	(5)	45
Asset-backed securities	136	1	(3)	134
Total available-for-sale debt securities	$1,700	$6	$(139)	$1,567
Equity investments				3,014
Total investments in marketable securities				$4,581

	March 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$783	$1	$(87)	$697
Foreign government and agency obligations	13	-	(1)	12
Municipal debt securities	8	-	(1)	7
Corporate debt securities	477	2	(49)	430
Mortgage-backed securities:
U.S. government agency	123	-	(5)	118
Non-agency residential	12	-	(1)	11
Non-agency commercial	64	-	(9)	55
Asset-backed securities	142	1	(5)	138
Total available-for-sale debt securities	$1,622	$4	$(158)	$1,468
Equity investments				3,037
Total investments in marketable securities				$4,505

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	March 31, 2025
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$104	$(1)	$534	$(82)	$638	$(83)
Foreign government and agency obligations	7	-	6	(1)	13	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	42	(1)	288	(39)	330	(40)
Mortgage-backed securities
U.S. Government agency	68	(1)	37	(4)	105	(5)
Non-agency residential	1	-	7	(1)	8	(1)
Non-agency commercial	3	-	41	(5)	44	(5)
Asset-backed securities	37	-	41	(3)	78	(3)
Total available-for-sale debt securities	$262	$(3)	$956	$(136)	$1,218	$(139)

	March 31, 2024
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$317	$(13)	$336	$(74)	$653	$(87)
Foreign government and agency obligations	1	-	8	(1)	9	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	31	(3)	339	(46)	370	(49)
Mortgage-backed securities
U.S. Government agency	51	(1)	49	(4)	100	(5)
Non-agency residential	1	-	7	(1)	8	(1)
Non-agency commercial	1	-	53	(9)	54	(9)
Asset-backed securities	17	-	58	(5)	75	(5)
Total available-for-sale debt securities	$419	$(17)	$852	$(141)	$1,271	$(158)

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of March 31, 2025 and 2024, management determined credit losses for securities in an unrealized loss position were not significant. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Years ended March 31,
	2025	2024	2023
Available-for-sale debt securities:
Unrealized gains (losses) on securities for which the fair value option was elected	$9	$(13)	$(17)
Realized losses on sales, net	$(5)	$(1)	$(38)

Equity investments:
Unrealized gains (losses)	$142	$296	$(297)
Realized losses on sales, net	$(56)	$(137)	$(23)

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

	March 31, 2025
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$103	$103
Due after 1 year through 5 years	365	354
Due after 5 years through 10 years	436	421
Due after 10 years	452	358
Mortgage-backed and asset-backed securities [1]	344	331
Total	$1,700	$1,567
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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2025 and 2024, all finance receivables were classified as held-for-investment.

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

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2025	2024
Retail receivables [1]	$87,418	$87,150
Dealer financing	16,521	16,181
	103,939	103,331

Deferred origination costs	1,227	1,399
Deferred income	(1,773)	(1,424)
Allowance for credit losses
Retail receivables	(1,544)	(1,549)
Dealer financing	(100)	(88)
Total allowance for credit losses	(1,644)	(1,637)
Finance receivables, net	$101,749	$101,669

1.
Includes gross securitized retail receivables of $34.4 billion and $31.5 billion as of March 31, 2025 and 2024, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $383 million and $396 million at March 31, 2025 and 2024, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Total
Aging of finance receivables:
Current	$32,049	$24,235	$14,395	$9,095	$4,094	$941	$84,809
30-59 days past due	198	377	384	295	147	57	1,458
60-89 days past due	57	110	112	80	41	18	418
90 days or greater past due	24	48	50	35	18	12	187
Total	$32,328	$24,770	$14,941	$9,505	$4,300	$1,028	$86,872
Gross Charge-Offs	$31	$254	$304	$188	$72	$38	$887

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Total
Aging of finance receivables:
Current	$35,407	$22,473	$15,041	$8,539	$2,654	$748	$84,862
30-59 days past due	301	488	426	242	92	53	1,602
60-89 days past due	77	143	119	68	27	17	451
90 days or greater past due	38	69	53	29	10	11	210
Total	$35,823	$23,173	$15,639	$8,878	$2,783	$829	$87,125
Gross Charge-Offs	$38	$297	$258	$111	$38	$34	$776

The amortized cost of retail loan portfolio excludes accrued interest of $313 million and $318 million at March 31, 2025 and 2024, respectively. The preceding tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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
At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors; and
•
Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$6,042	$6,042
Credit Watch	-	-	-	-	-	-	408	408
At Risk	-	-	-	-	-	-	40	40
Default	-	-	-	-	-	-	8	8
Wholesale total	$-	$-	$-	$-	$-	$-	$6,498	$6,498
Real estate
Performing	$1,755	$691	$485	$568	$773	$596	$92	$4,960
Credit Watch	55	89	8	22	2	32	-	208
At Risk	-	10	-	2	-	-	-	12
Default	4	-	-	-	-	-	-	4
Real estate total	$1,814	$790	$493	$592	$775	$628	$92	$5,184
Working Capital
Performing	$775	$420	$204	$152	$105	$181	$2,789	$4,626
Credit Watch	50	49	14	3	-	1	92	209
At Risk	-	-	-	-	-	-	4	4
Default	-	-	-	-	-	-	-	-
Working capital total	$825	$469	$218	$155	$105	$182	$2,885	$4,839
Total	$2,639	$1,259	$711	$747	$880	$810	$9,475	$16,521

For the twelve months ended March 31, 2025, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $70 million and $78 million at March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was not significant, respectively.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	March 31, 2025
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,458	$418	$187	$2,063	$84,809	$86,872	$110
Wholesale	-	-	-	-	6,498	6,498	-
Real estate	-	-	-	-	5,184	5,184	-
Working capital	-	-	-	-	4,839	4,839	-
Total	$1,458	$418	$187	$2,063	$101,330	$103,393	$110

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

The amortized cost at March 31, 2025 and 2024 of the loans modified during fiscal 2025 and 2024 was not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within twelve months preceding default were not significant for the twelve months ended March 31, 2025 and 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Allowance for Credit Losses (Continued)

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Year ended March 31, 2025
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2024	$1,549	$135	$1,684
Charge-offs	(887)	-	(887)
Recoveries	139	-	139
Provision for credit losses	743	25	768
Ending balance, March 31, 2025 ¹	$1,544	$160	$1,704

1 Ending balance includes $60 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

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

Our allowance for credit losses remained relatively consistent as of March 31, 2025, compared to March 31, 2024.

We have elected to exclude accrued interest from the measurement of expected credit losses as we apply policies and procedures that result in the timely write-offs of accrued interest. Accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables for the dealer products portfolio segment as of March 31, 2025 includes $1.3 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $249 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of March 31, 2024 includes $1.3 billion in finance receivables that are guaranteed by TMNA, and $231 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, investment tax credits, and accumulated depreciation. Non-cash investing activities related to investment tax credits on investments in operating leases for the twelve months ended March 31, 2025 and 2024 were $505 million and $250 million, respectively. Generally, lessees have the ability to extend their lease term in six month increments up to a total of 12 months from the original lease maturity date. A lease can be terminated at any time by satisfying the obligations under the lease contract. Early termination programs may be occasionally offered to eligible lessees. At the end of the lease, the customer has the option to buy the leased vehicle or return the vehicle to the dealer.

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

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred. When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group. If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income. As of March 31, 2025 and 2024, there was no impairment in our investment in operating leases portfolio.

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

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2025	2024
Investments in operating leases [1]	$36,523	$35,383
Deferred income	(955)	(609)
Accumulated depreciation	(5,478)	(6,761)
Investments in operating leases, net	$30,090	$28,013
1.
Includes gross securitized investments in operating leases of $13.6 billion and $13.8 billion as of March 31, 2025 and 2024, respectively.

The following table presents future minimum lease payments due to us as lessor under investments in operating leases after March 31, 2025:

Years ending March 31,	Future minimum lease payments on operating leases
2026	$5,330
2027	3,707
2028	1,324
2029	66
2030	3
Thereafter	-
Total	$10,430

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2025, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	March 31, 2025		March 31, 2024
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$41,880	$363	$71,830	$1,149
Foreign currency swaps	3,497	132	1,759	89
Total	$45,377	$495	$73,589	$1,238

Counterparty netting		(207)		(346)
Collateral held		(242)		(851)
Carrying value of derivative contracts – Other assets		$46		$41

Other liabilities:
Interest rate swaps	$64,440	$31	$38,920	$52
Foreign currency swaps	7,026	717	7,433	918
Total	$71,466	$748	$46,353	$970

Counterparty netting		(207)		(346)
Collateral posted		(514)		(601)
Carrying value of derivative contracts – Other liabilities		$27		$23

As of March 31, 2025 and 2024, we held excess collateral and variation margin of $4 million and $5 million, respectively, which we did not use to offset derivative assets and were recorded in Other liabilities on our Consolidated Balance Sheets. As of March 31, 2025 and 2024, we posted initial margin, excess collateral, and variation margin of $288 million and $311 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years Ended March 31,
	2025	2024	2023
Interest expense on debt	$5,667	$4,936	$2,919
Interest expense (income) on derivatives	34	(661)	(569)
Interest expense on debt and derivatives	5,701	4,275	2,350

Gains on debt denominated in foreign currencies	(96)	(80)	(614)
(Gains) losses on foreign currency swaps	(108)	(90)	805
Losses on U.S. dollar interest rate swaps	328	600	513
Total interest expense	$5,825	$4,705	$3,054

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	March 31, 2025			March 31, 2024
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$90,496	$90,028	4.08%	$88,576	$88,083	4.19%
Secured notes and loans payable	37,765	37,717	4.53%	34,387	34,337	4.64%
Total debt	$128,261	$127,745	4.21%	$122,963	$122,420	4.32%

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

Future
Years ending March 31,	debt maturities
2026	$57,794
2027	27,839
2028	16,839
2029	6,447
2030	8,952
Thereafter [1]	10,390
Unamortized premiums, discounts and debt issuance costs	(516)
Total debt	$127,745
1.
Unsecured and secured notes and loans payable mature on various dates through fiscal 2049.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amounts outstanding under our commercial paper programs were $17.3 billion and $17.2 billion as of March 31, 2025 and 2024, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of March 31, 2025 and 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in the fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $8.5 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.8 billion and $3.4 billion of this facility as of March 31, 2025 and 2024, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of March 31, 2025, TMCC had committed bank credit facilities totaling $4.1 billion, of which $2.2 billion and $1.9 billion mature in fiscal years ending March 31, 2026 and 2028, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2025 and 2024. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales, U.S.A., Inc. (“TMS”), expiring in the fiscal year ending March 31, 2028. This credit facility was not drawn upon and had no outstanding balance as of March 31, 2025 and 2024.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	March 31, 2025
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,853	$33,958	$152	$30,448	$62
Investments in operating leases	637	10,722	15	7,269	10
Total	$2,490	$44,680	$167	$37,717	$72

	March 31, 2024
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,559	$31,130	$125	$27,351	$54
Investments in operating leases	692	10,274	17	6,986	12
Total	$2,251	$41,404	$142	$34,337	$66

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Variable Interest Entities (Continued)

Restricted cash and cash equivalents, shown in the preceding tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the preceding tables are presented net of deferred fees and costs, deferred income, accumulated depreciation, and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion of securities retained by TMCC at March 31, 2025 and 2024, respectively. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Amounts due from non-consolidated variable interest entities at March 31, 2025 and 2024, and revenues earned from non-consolidated variable interest entities during fiscal 2025, 2024, and 2023 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2025	2024
Commitments:
Credit facilities commitments with dealers	$3,643	$3,244
Commitments under operating lease agreements	228	106
Total commitments	3,871	3,350
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,971	$3,450

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

Lease Commitments

Our operating lease portfolio consists of real estate leases. Total operating lease expense, including payments to affiliates, was $30 million for fiscal 2025, $26 million for fiscal 2024, and $32 million for fiscal 2023. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the preceding table include $54 million and $62 million for facilities leases with affiliates at March 31, 2025 and 2024, respectively.

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

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term. As of March 31, 2025 and 2024, operating lease liabilities and ROU assets related to our operating lease agreements for which we are the lessee were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028- $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2025 and 2024.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of March 31, 2025, we determined that it is not probable that we will be required to make any material payments in the future. As of March 31, 2025 and 2024, no amounts have been recorded under these indemnification provisions.

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were not significant for fiscal 2025, 2024, and 2023.

Defined Contribution Plan

Employees meeting certain eligibility requirements, as defined in the plan documents, may participate in the Toyota Motor North America, Inc. Retirement Savings Plan. Under this plan, eligible employees may elect to contribute between 1 percent and 30 percent of their eligible pre-tax compensation, subject to federal tax regulation limits. We match 66.67 percent of the first 6 percent that a participant contributes, up to 4 percent of eligible compensation. Participants are always 100% vested in their contributions to the Retirement Savings Plan. Employer contributions vest on a 4-year graded schedule at 25 percent per year. Generally, contributions are funded through bi-weekly payments to the plan’s administrator. Certain employees hired on or after January 1, 2015 may be eligible to receive an additional Company contribution to the plan calculated based on their age and compensation.

TMCC employer contributions to the savings plan were not significant for fiscal 2025, 2024, and 2023.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain medical care and life insurance benefits to eligible retired employees. Generally, in order to be eligible for these benefits, the employee must be age 55 or older with 10 or more years of service.

Other post-retirement benefit costs allocated to TMCC were not significant for fiscal 2025, 2024, and 2023.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes

We use the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current fiscal year’s provision for income taxes.

TMCC files a consolidated federal income tax return with TFSIC and its subsidiaries. Current and deferred federal income taxes are allocated to TMCC as if it were a separate taxpayer. TMCC’s net operating losses and tax credits are utilized when those losses and credits are used by TFSIC and its subsidiaries including TMCC, in the consolidated federal income tax return. TMCC files either separate or consolidated/combined state income tax returns with TMNA, TFSIC, or subsidiaries of TMCC. State income tax expense is generally recognized as if TMCC and its subsidiaries filed their tax returns on a stand-alone basis. In those states where TMCC and its subsidiaries join in the filing of consolidated or combined income tax returns, TMCC and its subsidiaries are allocated their share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss. Based on the federal and state tax sharing agreements, TFSIC and TMCC and its subsidiaries pay for their share of the income tax expense and are reimbursed for the benefit of any of their tax losses and credits utilized in the federal and state income tax returns.

The provision for income taxes consisted of the following:

	Years ended March 31,
	2025	2024	2023
Current
Federal	$706	$769	$(1,859)
State	115	114	(1)
Foreign	3	12	16
Total	824	895	(1,844)

Deferred
Federal	(258)	(376)	2,100
State	(47)	(72)	78
Foreign	3	(5)	(5)
Total	(302)	(453)	2,173
Provision for income taxes	$522	$442	$329

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2025	2024	2023
Provision for income taxes at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes (net of federal tax benefit)	3.6%	3.4%	4.2%
Changes in unrecognized tax benefits	0.4%	0.5%	1.3%
Effect of state tax law changes	0.1%	(1.2)%	(0.3)%
State tax refund accrual (net of federal tax benefit)	(0.9)%	(0.6)%	(0.6)%
Other, net [1]	(0.8)%	0.1%	(0.4)%
Effective tax rate	23.4%	23.2%	25.2%

1.
The amounts in Other, net include tax benefits from foreign tax credits and research and development credits for fiscal 2025, 2024, and 2023, and tax benefits from plug-in vehicle credits and qualified commercial clean vehicle credits for fiscal 2023.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2025	2024
Liabilities:
Lease transactions	$3,181	$3,493
Voluntary protection dealer commissions	485	439
State taxes, net of federal tax benefit	237	271
Other	101	73
Deferred tax liabilities	$4,004	$4,276

Assets:
Provision for credit and residual value losses	503	517
Deferred costs and fees	235	210
Mark-to-market of investments in marketable securities and derivatives	171	186
Lease obligations	38	19
Accrued expenses	26	40
Net operating loss and tax credit carryforwards	15	14
Other	43	19
Deferred tax assets	1,031	1,005
Valuation allowance	-	(1)
Net deferred tax assets	$1,031	$1,004
Net deferred income tax liability [1]	$2,973	$3,272

1.
Balance includes deferred tax assets of $15 million and $18 million at March 31, 2025 and 2024, respectively, attributable to unrealized losses included in accumulated other comprehensive loss. The change in this balance is not included in the total deferred tax expense.

We have no deferred tax assets related to cumulative federal net operating loss carry forwards as of March 31, 2025 and 2024. We have deferred tax assets related to cumulative state net operating loss carry forwards of $15 million and $13 million at March 31, 2025 and 2024, respectively. State net operating loss carryforwards will expire beginning in fiscal 2027.

We have no deferred tax assets related to federal tax credits for vehicles or research and development as of March 31, 2025 and 2024. The deferred tax assets related to federal tax credit for foreign tax were not significant as of March 31, 2025 and 2024, respectively.

The valuation allowance on deferred tax assets was not significant as of March 31, 2025 and 2024, respectively. The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods. Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, other than the deemed repatriation tax that is provided pursuant to the Tax Cuts and Jobs Act of 2017, state and local taxes have not been provided for unremitted earnings of our foreign subsidiary. At March 31, 2025 and 2024, these unremitted earnings totaled $329 million and $320 million, respectively. Determination of the amount of the deferred state and local tax liability is not practicable, and accordingly no estimate of the unrecorded deferred state and local tax liability is provided.

Although we do not foresee any events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

We had an income tax payable of $11 million and an income tax receivable of $26 million for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries at March 31, 2025 and 2024, respectively. Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, TFSB, and Toyota Financial Services Securities USA Corporation, was not significant for both March 31, 2025 and 2024.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain. The changes in unrecognized tax benefits are as follows:

	March 31,
	2025	2024	2023
Balance at beginning of the year	$52	$43	$22
Increases related to positions taken during the current year	14	3	2
Increases recorded in current year related to positions taken during prior years	-	11	19
Decreases recorded in current year related to positions taken during prior years	(1)	-	-
Settlements	-	(3)	-
Expirations due to lapse of statute	(2)	(2)	-
Balance at end of the year	$63	$52	$43

At March 31, 2025, 2024 and 2023 approximately $63 million, $52 million and $43 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate. During fiscal 2025, $11 million of the net increase in unrecognized tax benefits had an effect on the effective tax rate. We do not have any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense. Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability. For each of fiscal 2025, 2024, and 2023, accrued interest was not significant and no penalties were accrued.

In August 2022, the Inflation Reduction Act (“the Act”) was signed into law. The Act modifies climate and clean energy corporate tax provisions, including amendments to the federal tax credit for plug-in vehicles available under the previous tax law as well as enactment of the qualified commercial clean vehicle credit. We consider the qualified commercial clean vehicle credit to constitute an investment tax credit under Accounting Standards Codification 740 Income Taxes. In the fourth quarter of fiscal 2024, we changed our accounting policy for investment tax credits from the flow-through method to the deferral method. The Act also includes a 15 percent corporate alternative minimum tax based on modified financial statement net income, applying to tax years beginning after December 31, 2022, which was applicable beginning fiscal 2024. We do not expect to pay corporate alternative minimum tax in addition to our regular federal income tax in fiscal 2025.

Tax-related Contingencies

As of March 31, 2025, we remained under IRS examination for fiscal 2018 through fiscal 2025.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions

The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Years ended March 31,
	2025	2024	2023
Net financing revenues:
Manufacturer's subvention and other revenues	$975	$985	$1,243
Depreciation on operating leases	$22	$(68)	$106

Interest expense:
Credit support fees, interest and other expenses	$114	$103	$96

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$181	$152	$156

Investment and other income, net:
Interest and other income	$91	$62	$35

Expenses:
Operating and administrative	$108	$94	$107

	March 31,	March 31,
	2025	2024
Assets:
Investments in marketable securities
Commercial paper	$15	$-

Finance receivables, net
Accounts receivable	$73	$49
Deferred retail subvention income	$(1,170)	$(953)

Investments in operating leases, net
Investments in operating leases, net	$(100)	$(80)
Deferred lease subvention income	$(500)	$(323)

Other assets
Notes receivable	$2,651	$1,724
Other receivables, net	$96	$86

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$486	$433
Other payables, net	$831	$771
Notes payable	$15	$8

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of March 31, 2025 and 2024, the subvention receivable from TMNA was $106 million and $111 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of March 31, 2025 and 2024, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

Our Board of Directors declared and paid cash dividends of approximately $1.5 billion and $979 million payable to TFSIC during fiscal 2025 and 2024, respectively.

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

In addition, TMCC receives support from and provides financing support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements. As of March 31, 2025 and 2024, total financing support available from affiliates totaled approximately $8.3 billion and $8.4 billion, respectively. These amounts include a $5.0 billion three-year revolving credit facility with TMS expiring in the fiscal year ending March 31, 2028. As of March 31, 2025 and 2024, total financing support available to affiliates totaled approximately $10.1 billion and 10.2 billion, respectively. These amounts include financing support available to Toyota Finance Corporation, which was increased to ¥300 billion (approximately $2.0 billion as of March 31, 2025) in December 2023. The amounts outstanding under these agreements are recorded in Other assets and Other liabilities on our Consolidated Balance Sheets at March 31, 2025 and 2024.

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

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase no more than $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines. At March 31, 2025 and 2024, loan participation outstanding that had been purchased by TMCC under this agreement were not significant.

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
•
TMCC and TFSB are parties to servicing agreements wherein TMCC will subservice certain loans originated by TFSB, including the retail and lease contracts originated under the MFS Agreement by TFSB as described in Note 1 – Basis of Presentation and Significant Accounting Policies. Compensation for services provided under the servicing agreements are commensurate with market rates and presented in Investment and other income, net in the Consolidated Income Statements.

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
•
Affiliate voluntary protection contract revenues and insurance earned premiums primarily represent revenues from TMIS for coverage and related administrative services provided to TMNA and other affiliates. This includes contractual indemnity coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles and related administrative services for TMNA’s certified pre-owned vehicle program. TMIS also provides umbrella liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS provides coverage, 99 percent of the risk is ceded to a third-party reinsurer for policy years prior to October 1, 2024. For the policy year beginning October 1, 2024, on all layers in which TMIS provides coverage, 95 percent of the risk is ceded to a third-party reinsurer.

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

In addition, we may hold individual securities where valuation methodologies and inputs to valuation models depend on the security type, thus they may be classified differently within the leveling hierarchy. Where possible, quoted prices in active markets for identical or similar securities are used to determine the fair value of the investment securities; those securities are classified as Level 1 or 2, respectively. Where quoted prices in active markets are not available, we use various valuation models for each asset class that are consistent with what market participants use. The inputs and assumptions to the models are derived from market observable sources including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. These investments are generally classified as Level 2 within the fair value hierarchy, however, depending on the significance of the unobservable inputs they may also be classified as Level 3.

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

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. Nonrecurring fair value items as of March 31, 2025 and 2024 were not significant. Retail finance receivables greater than 120 days past due are measured at fair value based on the fair value of the underlying collateral less costs to sell. The fair value of collateral is based on the current average selling prices for like vehicles at wholesale used vehicle auctions.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy except for certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are excluded from the leveling information provided in the tables below. The fair value amounts presented below are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Consolidated Balance Sheets.

	March 31, 2025
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$724	$19	$-	$-	$743
Foreign government and agency obligations	-	20	-	-	20
Municipal debt securities	-	8	-	-	8
Commercial paper	-	15	-	-	15
Corporate debt securities	-	450	-	-	450
Mortgage-backed securities:
U.S. government agency	-	141	-	-	141
Non-agency residential	-	9	2	-	11
Non-agency commercial	-	44	1	-	45
Asset-backed securities	-	65	69	-	134
Available-for-sale debt securities total	724	771	72	-	1,567
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value [1]					1,096
Total return bond funds	771	-	-	-	771
Equity mutual funds	1,147	-	-	-	1,147
Equity investments total	1,918	-	-	-	3,014
Investments in marketable securities total	2,642	771	72	-	4,581
Derivative assets:
Interest rate swaps	-	363	-	-	363
Foreign currency swaps	-	132	-	-	132
Counterparty netting and collateral	-	-	-	(449)	(449)
Derivative assets total	-	495	-	(449)	46
Assets at fair value	2,642	1,266	72	(449)	4,627
Derivative liabilities:
Interest rate swaps	-	(31)	-	-	(31)
Foreign currency swaps	-	(717)	-	-	(717)
Counterparty netting and collateral	-	-	-	721	721
Liabilities at fair value	-	(748)	-	721	(27)
Net assets at fair value	$2,642	$518	$72	$272	$4,600

1. Measured at net asset value and therefore excluded from leveling.

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

1. Measured at net asset value and therefore excluded from leveling.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of March 31, 2025 and 2024, or Consolidated Statements of Income for the years ended March 31, 2025 and 2024.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

Financial Instruments Not Carried at Fair Value

Finance receivables

Our finance receivables consist of retail loans and dealer financing loans, which are comprised of wholesale, real estate and working capital financing. Retail finance receivables are primarily valued using a securitization model that incorporates expected cash flows. Cash flows expected to be collected are estimated using contractual principal and interest payments adjusted for specific factors, such as prepayments, extensions, default rates, loss severity, credit scores, and collateral type. The securitization model utilizes quoted secondary market rates if available or estimated market rates that incorporate management's best estimate of investor assumptions about the portfolio. The dealer financing portfolio is valued using a discounted cash flow model. Discount rates are derived based on market rates for equivalent portfolio bond ratings. As these valuations utilize unobservable inputs, our finance receivables are classified as Level 3 within the fair value hierarchy.

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

Secured notes and loans payable

Fair value is estimated based on quoted price or current market rates for debt with similar maturities. As of March 31, 2025, our valuation models also use observable inputs, including prepayment speeds, interest rates and yield curves, and credit spreads to estimate the fair value of the future cash flows to be paid on these instruments; therefore, our secured notes and loans payables are classified as Level 2 within the fair value hierarchy. Prior to March 31, 2025, our valuations used internal assumptions with unobservable inputs, which resulted in our secured notes and loans payables being classified as Level 3 within the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2025
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$85,633	$-	$-	$87,910	$87,910
Wholesale	6,512	-	-	6,538	6,538
Real estate	5,160	-	-	5,215	5,215
Working capital	4,745	-	-	4,727	4,727

Financial liabilities
Unsecured notes and loans payable	$90,028	$-	$89,196	$-	$89,196
Secured notes and loans payable [1]	37,717	-	37,755	-	37,755

1. Fiscal 2025 secured notes and loans payable amounts were classified as level 2 due to the availability and use of observable market data.

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

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets; however, TMCC measures the fair value of each class of finance receivables using scheduled principal and interest payments. Therefore, accrued interest has been included in the carrying value of each class of finance receivables in the preceding tables, along with the finance receivables, deferred origination costs, deferred income, and allowance for credit losses.

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

Our chief operating decision maker, the President and Chief Executive Officer, evaluates segment operating results through Income before income taxes. In assessing segment results and determining the allocations of resources, factors such as operating trends, period-over-period analytical comparisons, and budget-to-actual variances are considered.

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Year ended March 31, 2025
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$13,232	$-	$-	$13,232
Depreciation on operating leases	4,134	-	-	4,134
Interest expense	5,825	-	-	5,825
Net financing revenues	3,273	-	-	3,273

Voluntary protection contract revenues and insurance earned premiums	-	1,210	-	1,210
Investment and other income, net	651	333	-	984
Net financing and other revenues	3,924	1,543	-	5,467

Expenses:
Provision for credit losses	768	-	-	768
Operating and administrative	1,355	472	-	1,827
Voluntary protection contract expenses and insurance losses	-	638	-	638
Total expenses	2,123	1,110	-	3,233

Income before income taxes	1,801	433	-	2,234
Provision for income taxes	419	103	-	522

Net income	$1,382	$330	$-	$1,712

Total assets	$147,141	$8,202	$(49)	$155,294

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

	Year ended March 31, 2024
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$12,144	$-	$-	$12,144
Depreciation on operating leases	4,179	-	-	4,179
Interest expense	4,705	-	-	4,705
Net financing revenues	3,260	-	-	3,260

Voluntary protection contract revenues and insurance earned premiums	-	1,120	-	1,120
Investment and other income, net	515	358	-	873
Net financing and other revenues	3,775	1,478	-	5,253

Expenses:
Provision for credit losses	839	-	-	839
Operating and administrative	1,466	454	-	1,920
Voluntary protection contract expenses and insurance losses	-	592	-	592
Total expenses	2,305	1,046	-	3,351

Income before income taxes	1,470	432	-	1,902
Provision for income taxes	344	98	-	442

Net income	$1,126	$334	$-	$1,460

Total assets	$141,993	$7,466	$(78)	$149,381

	Year ended March 31, 2023
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$11,293	$-	$-	$11,293
Depreciation on operating leases	5,122	-	-	5,122
Interest expense	3,054	-	-	3,054
Net financing revenues	3,117	-	-	3,117

Voluntary protection contract revenues and insurance earned premiums	-	1,053	-	1,053
Investment and other income (loss), net	314	(217)	-	97
Net financing and other revenues	3,431	836	-	4,267

Expenses:
Provision for credit losses	713	-	-	713
Operating and administrative	1,331	445		1,776
Voluntary protection contract expenses and insurance losses	-	470	-	470
Total expenses	2,044	915	-	2,959

Income (loss) before income taxes	1,387	(79)	-	1,308
Provision (benefit) for income taxes	346	(17)	-	329

Net income (loss)	$1,041	$(62)	$-	$979

Total assets	$131,093	$6,638	$(136)	$137,595

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

Voluntary protection operations

The voluntary protection operations segment offers voluntary protection products on Toyota, Lexus and other domestic and import vehicles that are primarily sold by dealers along with the sale of a vehicle.

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

For the years ended March 31, 2025 and 2024, respectively, approximately 86 percent and 84 percent of voluntary protection contract revenues in the voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the years ended March 31, 2025 and 2024.

We had $3.1 billion and $2.9 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023, respectively. We recognized $945 million of the unearned amounts in voluntary protection contract revenues in our Consolidated Statements of Income during fiscal 2025, compared to $869 million during fiscal 2024. As of March 31, 2025, we had unearned voluntary protection contract revenues of $3.4 billion included in Other liabilities on our Consolidated Balance Sheet, and with respect to this balance, we expect to recognize revenue of approximately $997 million in fiscal 2026 and $2.4 billion thereafter.

Insurance earned premiums

Revenues from premiums written are deferred and recognized over the term of the contract according to earnings factors established by management that are based upon historical loss experience.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities on our Consolidated Balance Sheets. These accruals arising from contracts entered into by TMIS are not significant as of March 31, 2025 and 2024. Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined. If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Attestation report of the registered public accounting firm. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement; or a “non-Rule 10b5-1 trading agreement’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of June 5, 2025.

Name	Age	Position

Scott Cooke	54	Director, Chairman of the Board, President and Chief Executive Officer, TMCC; President, Chief Operating Officer, and Chief Financial Officer, TFSIC; Director and Chairman, TFSB

James Schofield	48	Group Vice President and Chief Financial Officer, TMCC

Alec Hagey	59	Director, Senior Vice President and Chief Operating Officer, TMCC

Taku Chikazawa	58	Director and Treasurer, TMCC; Director, TFSIC

Ellen L. Farrell	60	Group Vice President, General Counsel, Chief Legal, Compliance and Administrative Officer and Secretary, TMCC; Secretary, TFSIC Director, TFSB

Anna Sampang	55	Group Vice President - Chief Customer Officer, TMCC

Brittany Baird	38	Vice President and Chief Accounting Officer, TMCC

Hiroyoshi Korosue	63	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Chief Officer, Sales Finance Business Group, TMC

Tetsuo Ogawa	65	Director, TMCC; Director, President and Chief Executive Officer, TMNA; Operating Officer, TMC

Mark S. Templin	64

Director, TMCC;

Director, TFSIC;

Director, Group Chief Operating Officer, and

Chief Executive Officer of Americas/Oceania Region, TFSC;

Director, Chief Operating Officer and Executive Vice President, TMNA;

Director, TFSB

All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Cooke was named Chairman of the Board of TMCC in February 2025. He was named President and Chief Executive Officer of TMCC in January 2024 and Director of TMCC in June 2019. Mr. Cooke served as Senior Vice President of TMCC from January 2022 to January 2024, as Group Vice President of TMCC from December 2017 to January 2022, and as Chief Financial Officer of TMCC from April 2019 to January 2024. Mr. Cooke has served as Chief Financial Officer of TFSIC since June 2019. Prior to his appointment to Chief Financial Officer of TMCC, Mr. Cooke served as Group Vice President of Treasury, Business Intelligence, Analytics and Finance of TMCC from February 2019 to April 2019. From December 2017 to January 2019, he held the position of Group Vice President, Chief Risk Officer. Mr. Cooke first joined TMCC in June 2003.

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

Mr. Hagey was named Director of TMCC in June 2022. He was named Senior Vice President and Chief Operating Officer of TMCC in January 2022. He previously served as Group Vice President – Sales, Product and Marketing of TMCC from December 2018 to January 2022. Mr. Hagey served as Vice President and General Manager of the Los Angeles region at TMS from January 2015 to December 2018. Mr. Hagey first joined TMS in 1990.

Mr. Chikazawa was named Director and Treasurer of TMCC April 2025 and Director of TFSIC in April 2025. He previously served as General Manager of the Finance Division of TMC from September 2019 to December 2024. Mr. Chikazawa also served as General Manager of Treasury & Foreign Exchange Division of TMC from January 2017 to August 2019. Mr. Chikazawa first joined TMC in 1991.

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

Ms. Sampang was named Group Vice President and Chief Customer Officer in March 2025. She previously served as Group Vice President and Chief Information Officer from March 2024 to March 2025. Ms. Sampang also served as Group Vice President – Service Operations from September 2019 to March 2024 and as Vice President, Service Operations Strategy, Planning and Support of TMCC from April 2017 to September 2019. Ms. Sampang first joined TMS in 1993.

Ms. Baird was named Vice President and Chief Accounting Officer in September 2023. Prior to her current position, Ms. Baird served as General Manager and Financial Controllership from June 2022 to September 2023. She previously served as Group Manager and Financial Controllership from March 2021 to June 2022. Ms. Baird also served as National Manager, Officer of the Chief Executive Officer from April 2019 to March 2021. Ms. Baird first joined TMCC in 2012.

Mr. Korosue was named Director of TMCC in April 2021. He was also named Chief Officer, Sales Finance Business Group of TMC, Director, President and Chief Executive Officer of TFSC, and Director, Chairman and Chief Executive Officer of TFSIC in April 2021. Prior to joining TMC, Mr. Korosue held the position of Managing Executive Officer of Sumitomo Mitsui Banking Corporation where he held various roles from 1986 to April 2021.

Mr. Ogawa was named Director of TMCC and Director, President and Chief Executive Officer of TMNA in April 2020. He was named Operating Officer of TMC in April 2023. Mr. Ogawa previously served as Chief Executive Officer, North America Region of TMC from April 2020 to March 2023, Operating Officer of TMC from January 2019 to December 2020, Chief Operating Officer, North America Region of TMC from January 2019 to April 2020 and Deputy Chief Officer - External and Public Affairs Group of TMC from January 2019 to July 2019. He served as Executive Vice President of TMNA from April 2017 to March 2020 and Senior Managing Officer of TMC from January 2018 to January 2019. Mr. Ogawa first joined TMC in 1984.

Mr. Templin was named Executive Vice President and Chief Operating Officer of TMNA in January 2025. He previously served as Chairman of the Board of TMCC from May 2016 to February 2025 and as President and Chief Executive Officer of TMCC from September 2018 to January 2024. He was also named Director, President and Chief Operating Officer of TFSIC in April 2016, Director of TMNA in June 2020, and Director and Chairman of TFSB in October 2021. Mr. Templin has also served as a Director of TFSC since April 2016 and was named Group Chief Operating Officer of TFSC in September 2017. Mr. Templin first joined TMS in January 1990.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2025	2024
Audit fees	$12,867	$14,333
Audit related fees	-	-
Tax fees	320	287
All other fees	49	48
Total fees	$13,236	$14,668

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

Auditor Fees Pre-approval Policy

The TMCC Audit and Non-Audit Services Pre-Approval Policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be reviewed and pre-approved by the TMCC Audit Committee and TMCC Board of Directors. All the services provided in fiscal 2025 and 2024 were pre-approved in accordance with the policy’s pre-approval requirements.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 62 through 106.

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

(a)(3)Exhibits

See Exhibit Index on page 112.

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010.	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000.	(2)

4.1(a)	Indenture, dated as of August 1, 1991, between Toyota Motor Credit Corporation and The Chase Manhattan Bank, N.A.	(3)

4.1(b)	First Supplemental Indenture, dated as of October 1, 1991, among Toyota Motor Credit Corporation, Bankers Trust Company and The Chase Manhattan Bank, N.A.	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among Toyota Motor Credit Corporation, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company).	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011, among Toyota Motor Credit Corporation, The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) as successor to The Bank of New York Mellon, as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation, Appointment and Acceptance, dated as of April 26, 2010, among Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.	(7)

4.2(a)	Amended and Restated Agency Agreement, dated September 13, 2024, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited, and The Bank of New York Mellon, acting through its London branch	(8)

4.2(b)	Amended and Restated Note Agency Agreement, dated as of September 13, 2024, among Toyota Motor Credit Corporation, The Bank of New York Mellon S.A. /NV, Dublin branch, and The Bank of New York Mellon, acting through its London branch.	(9)

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

Exhibit Number	Description	Method of Filing

10.6	Amended and Restated Repurchase Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(16)

10.7(a)	Credit Support Fee Agreement, dated as of March 30, 2001, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(17)

10.7(b)	Amendment Number 1 to Credit Support Fee Agreement, dated as of June 17, 2005, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(18)

10.7(c)	Amendment Number 2 to the Credit Support Fee Agreement, dated as of September 7, 2012, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(19)

10.8	Revolving Credit Agreement, dated as of April 1, 2025, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(20)

10.9	Form of Indemnification Agreement between Toyota Motor Credit Corporation and its directors and officers.	(21)

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

97.1	Toyota Motor Credit Corporation Policy on Recovery of Erroneously Awarded Compensation	(22)

101.INS	Inline XBRL instance document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema with embedded linkbases document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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
(19)
Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed September 7, 2012, Commission File Number 1-9961.
(20)
Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed April 1, 2025, Commission File Number 1-9961.
(21)
Incorporated herein by reference to Exhibit 10.1, filed with our Quarterly Report on Form 10-Q for the three months ended September 30, 2021, Commission File Number 1-9961.
(22)
Incorporated herein by reference to Exhibit 97.1, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, Commission File Number 1-9961.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 3, 2025	By	/s/ Scott Cooke
Scott Cooke
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Cooke	Director, Chairman of the Board of Directors	June 3, 2025
Scott Cooke	President and
Chief Executive Officer (Principal Executive Officer)

/s/ James Schofield	Group Vice President and	June 3, 2025
James Schofield	Chief Financial Officer (Principal Financial Officer)

/s/ Brittany Baird	Vice President and	June 3, 2025
Brittany Baird	Chief Accounting Officer (Principal Accounting Officer)

/s/ Alec Hagey	Director, Senior Vice President and	June 3, 2025
Alec Hagey	Chief Operations Officer

/s/ Taku Chikazawa	Director and Treasurer	June 3, 2025
Taku Chikazawa

Director
Hiroyoshi Korosue

Director
Tetsuo Ogawa

/s/ Mark S. Templin	Director	June 3, 2025
Mark S. Templin