Form 10-Q
period 2025-06-30
TOYOTA MOTOR CREDIT CORP
filed 2025-08-07
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2025	2024
Financing revenues:
Operating lease	$1,618	$1,521
Retail	1,496	1,420
Dealer	249	268
Total financing revenues	3,363	3,209
Depreciation on operating leases	1,023	1,034
Interest expense	1,305	1,443
Net financing revenues	1,035	732

Voluntary protection contract revenues and insurance earned premiums	320	295
Investment and other income, net	356	223
Net financing revenues and other revenues	1,711	1,250

Expenses:
Provision for credit losses	45	189
Operating and administrative	427	440
Voluntary protection contract expenses and insurance losses	174	159
Total expenses	646	788

Income before income taxes	1,065	462
Provision for income taxes	253	105

Net income	$812	$357

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2025	2024
Net income	$812	$357
Other comprehensive income, net of tax
Net unrealized gains (losses) on available-for-sale debt securities [net of tax (provision) benefit of ($1) and $1, respectively]	2	(5)
Reclassification of net losses realized on available-for-sale debt securities included in investment and other income, net [net of tax provision of $0 and $0, respectively]	1	3
Other comprehensive income (loss)	3	(2)
Comprehensive income	$815	$355

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	June 30,	March 31,
	2025	2025
ASSETS
Cash and cash equivalents	$9,128	$10,769
Restricted cash and cash equivalents	2,477	2,490
Investments in marketable securities	4,781	4,581
Finance receivables, net of allowance for credit losses of $1,547 and $1,644, respectively	100,301	101,749
Investments in operating leases, net	30,091	30,090
Other assets	5,437	5,615
Total assets	$152,215	$155,294

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$123,158	$127,745
Deferred income taxes	2,871	2,973
Other liabilities	8,128	7,333
Total liabilities	134,157	138,051

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2025 and March 31, 2025	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(53)	(56)
Retained earnings	17,194	16,382
Total shareholder's equity	18,058	17,243
Total liabilities and shareholder's equity	$152,215	$155,294

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	June 30,	March 31,
	2025	2025
ASSETS
Finance receivables, net	$34,479	$33,958
Investments in operating leases, net	10,333	10,722
Other assets	162	167
Total assets	$44,974	$44,847

LIABILITIES
Debt	$37,913	$37,717
Other liabilities	70	72
Total liabilities	$37,983	$37,789

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended June 30, 2025
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2025	$915	$2	$(56)	$16,382	$17,243

Net income	-	-	-	812	812
Other comprehensive income, net of tax	-	-	3	-	3
Balance at June 30, 2025	$915	$2	$(53)	$17,194	$18,058

	Three months ended June 30, 2024
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2024	$915	$2	$(65)	$16,130	$16,982

Net income	-	-	-	357	357
Other comprehensive loss, net of tax	-	-	(2)	-	(2)
Balance at June 30, 2024	$915	$2	$(67)	$16,487	$17,337

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$812	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,045	1,053
Recognition of deferred income and fees	(446)	(359)
Provision for credit losses	45	189
Amortization of deferred costs	255	261
Foreign currency and other adjustments to the carrying value of financial instruments, net	651	32
Net (gains) losses from investments in marketable securities	(126)	1
Net change in:
Derivative assets	(29)	-
Other assets and accrued interest	179	(51)
Deferred income taxes	(103)	(323)
Derivative liabilities	(20)	(4)
Other liabilities	827	667
Net cash provided by operating activities	3,090	1,823

Cash flows from investing activities:
Purchase of investments in marketable securities	(240)	(179)
Proceeds from sales of investments in marketable securities	117	103
Proceeds from maturities of investments in marketable securities	46	37
Acquisition of finance receivables	(11,568)	(14,383)
Collection of finance receivables	13,196	12,291
Net change in certain wholesale receivables	(95)	164
Acquisition of investments in operating leases	(3,459)	(4,762)
Proceeds from disposals of investments in operating leases	2,568	3,377
Long term loans to affiliates	(289)	-
Payments on long term loans from affiliates	220	-
Net change in financing support provided to affiliates	-	52
Other, net	(11)	(14)
Net cash provided by (used in) investing activities	485	(3,314)

Cash flows from financing activities:
Proceeds from issuance of debt	9,279	9,639
Payments on debt	(14,496)	(10,898)
Net change in commercial paper and other short-term financing	(89)	(78)
Net change in financing support provided by affiliates	77	-
Net cash used in financing activities	(5,229)	(1,337)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(1,654)	(2,828)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	13,259	10,821
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$11,605	$7,993
Supplemental disclosures:
Interest paid, net	$1,217	$1,105
Income taxes received, net	$434	$8

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three months ended June 30, 2025 and 2024 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2025, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2026 (“fiscal 2026”).

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for fiscal 2025, which was filed with the Securities and Exchange Commission on June 3, 2025. References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Recently Adopted Accounting Guidance

On March 31, 2025, we adopted ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosure requirements. This ASU enhances disclosure requirements for reportable segments primarily through enhanced disclosures about significant segment expenses. The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures. Refer to Note 13 - Segment Information for additional information.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), providing a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. This ASU is effective for us on April 1, 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Other Matters

In fiscal 2025, as it was deemed to be in the best interests of the Company and its sole shareholder, Toyota Financial Services International Corporation, the Board of Directors of TMCC approved transition of the origination and financing of new automotive finance and lease contracts under the Mazda Financial Services (“MFS”) Agreement to Toyota Financial Savings Bank, an unconsolidated affiliate of TMCC (the “MFS Transition”). The MFS Transition commenced and was substantially completed during the fourth quarter of fiscal 2025.

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of June 30, 2025 and March 31, 2025, we held AFS debt securities for which the fair value option was elected of $863 million and $829 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $60 million and $61 million as of June 30, 2025 and March 31, 2025, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income, net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	June 30, 2025
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$886	$3	$(86)	$803
Foreign government and agency obligations	23	-	(1)	22
Municipal debt securities	7	1	(1)	7
Corporate debt securities	481	4	(36)	449
Mortgage-backed securities:
U.S. government agency	142	-	(4)	138
Non-agency residential	15	-	(1)	14
Non-agency commercial	50	-	(5)	45
Asset-backed securities	162	1	(2)	161
Total available-for-sale debt securities	$1,766	$9	$(136)	$1,639
Equity investments				3,142
Total investments in marketable securities				$4,781

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

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	June 30, 2025
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$116	$(1)	$511	$(85)	$627	$(86)
Foreign government and agency obligations	6	-	5	(1)	11	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	27	(1)	276	(35)	303	(36)
Mortgage-backed securities
U.S. Government agency	59	(1)	37	(3)	96	(4)
Non-agency residential	-	-	7	(1)	7	(1)
Non-agency commercial	1	-	42	(5)	43	(5)
Asset-backed securities	22	-	38	(2)	60	(2)
Total available-for-sale debt securities	$231	$(3)	$918	$(133)	$1,149	$(136)

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

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of June 30, 2025 and March 31, 2025, management determined credit losses for securities in an unrealized loss position were not significant. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2025	2024
Available-for-sale debt securities:
Unrealized gains (losses) on securities for which the fair value option was elected	$1	$(5)
Realized losses on sales, net	$(2)	$(4)

Equity investments:
Unrealized gains	$128	$14
Realized losses on sales, net	$(1)	$(6)

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2025
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$79	$78
Due after 1 year through 5 years	400	390
Due after 5 years through 10 years	465	458
Due after 10 years	453	355
Mortgage-backed and asset-backed securities [1]	369	358
Total	$1,766	$1,639

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

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2025	2025
Retail receivables [1]	$85,690	$87,418
Dealer financing	16,726	16,521
	102,416	103,939

Deferred origination costs	1,174	1,227
Deferred income	(1,742)	(1,773)
Allowance for credit losses
Retail receivables	(1,450)	(1,544)
Dealer financing	(97)	(100)
Total allowance for credit losses	(1,547)	(1,644)
Finance receivables, net	$100,301	$101,749

1 Includes gross securitized retail receivables of $35.0 billion and $34.4 billion as of June 30, 2025 and March 31, 2025, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $379 million and $383 million at June 30, 2025 and March 31, 2025, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2025
	2026	2025	2024	2023	2022	2021 and Prior	Total
Aging of finance receivables:
Current	$7,513	$29,714	$21,616	$12,614	$7,814	$3,802	$83,073
30-59 days past due	11	246	361	344	260	169	1,391
60-89 days past due	-	86	123	122	82	57	470
90 days or greater past due	-	36	48	46	32	26	188
Total	$7,524	$30,082	$22,148	$13,126	$8,188	$4,054	$85,122
Gross Charge-Offs	$-	$32	$55	$50	$27	$14	$178

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Total
Aging of finance receivables:
Current	$32,049	$24,235	$14,395	$9,095	$4,094	$941	$84,809
30-59 days past due	198	377	384	295	147	57	1,458
60-89 days past due	57	110	112	80	41	18	418
90 days or greater past due	24	48	50	35	18	12	187
Total	$32,328	$24,770	$14,941	$9,505	$4,300	$1,028	$86,872
Gross Charge-Offs	$31	$254	$304	$188	$72	$38	$887

The amortized cost of retail loan portfolio excludes accrued interest of $309 million and $313 million at June 30, 2025 and March 31, 2025, respectively. The preceding tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

When assessing the credit quality of the finance receivables within the dealer products portfolio segment, we segregate the finance receivables account balances into four categories representing distinct credit quality indicators based on internal risk assessments. The internal risk assessments for finance receivables within the dealer products portfolio segment are updated quarterly.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2025
	2026	2025	2024	2023	2022	2021 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$6,251	$6,251
Credit Watch	-	-	-	-	-	-	379	379
At Risk	-	-	-	-	-	-	12	12
Default	-	-	-	-	-	-	10	10
Wholesale total	$-	$-	$-	$-	$-	$-	$6,652	$6,652
Real estate
Performing	$534	$1,623	$609	$427	$539	$1,178	$43	$4,953
Credit Watch	3	45	89	-	29	14	-	180
At Risk	3	-	10	-	-	-	-	13
Default	-	5	-	-	-	-	-	5
Real estate total	$540	$1,673	$708	$427	$568	$1,192	$43	$5,151
Working Capital
Performing	$166	$720	$385	$187	$141	$274	$2,863	$4,736
Credit Watch	30	1	45	16	4	-	91	187
At Risk	-	-	-	-	-	-	-	-
Default	-	-	-	-	-	-	-	-
Working capital total	$196	$721	$430	$203	$145	$274	$2,954	$4,923
Total	$736	$2,394	$1,138	$630	$713	$1,466	$9,649	$16,726

For the three months ended June 30, 2025, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $70 million at both June 30, 2025 and March 31, 2025. As of June 30, 2025 and March 31, 2025, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was not significant.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	June 30, 2025
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,391	$470	$188	$2,049	$83,073	$85,122	$112
Wholesale	-	-	-	-	6,652	6,652	-
Real estate	-	-	-	-	5,151	5,151	-
Working capital	-	-	-	-	4,923	4,923	-
Total	$1,391	$470	$188	$2,049	$99,799	$101,848	$112

	March 31, 2025
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,458	$418	$187	$2,063	$84,809	$86,872	$110
Wholesale	-	-	-	-	6,498	6,498	-
Real estate	-	-	-	-	5,184	5,184	-
Working capital	-	-	-	-	4,839	4,839	-
Total	$1,458	$418	$187	$2,063	$101,330	$103,393	$110

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

The amortized cost at June 30, 2025 and 2024 of the loans modified during the three months ended June 30, 2025 and 2024 were not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were not significant for the three months ended June 30, 2025 and 2024.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended June 30, 2025
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2025	$1,544	$160	$1,704
Charge-offs	(178)	-	(178)
Recoveries	45	-	45
Provision for credit losses	39	6	45
Ending balance, June 30, 2025 ¹	$1,450	$166	$1,616

1 Ending balance includes $69 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

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

Finance receivables for the dealer products portfolio segment as of June 30, 2025, includes $1.4 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $272 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of June 30, 2024, includes $1.3 billion in finance receivables that are guaranteed by TMNA, and $245 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, investment tax credits, and accumulated depreciation. Non-cash investing activities related to investment tax credits on investments in operating leases for the three months ended June 30, 2025 and 2024 were $82 million and $157 million, respectively. Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 8 - Variable Interest Entities. Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions. They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2025	2025
Investments in operating leases [1]	$36,458	$36,523
Deferred income	(896)	(955)
Accumulated depreciation	(5,471)	(5,478)
Investments in operating leases, net	$30,091	$30,090

1 Includes gross securitized investments in operating leases of $13.1 billion and $13.6 billion as of June 30, 2025 and March 31, 2025, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2025, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	June 30, 2025		March 31, 2025
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$37,665	$294	$41,880	$363
Foreign currency swaps	5,003	550	3,497	132
Total	$42,668	$844	$45,377	$495

Counterparty netting		(243)		(207)
Collateral held		(526)		(242)
Carrying value of derivative contracts – Other assets		$75		$46

Other liabilities:
Interest rate swaps	$63,750	$30	$64,440	$31
Foreign currency swaps	5,811	365	7,026	717
Total	$69,561	$395	$71,466	$748

Counterparty netting		(243)		(207)
Collateral posted		(145)		(514)
Carrying value of derivative contracts – Other liabilities		$7		$27

We held excess collateral and variation margin of $4 million as of June 30, 2025 and March 31, 2025, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. We posted initial margin, excess collateral, and variation margin of $250 million and $288 million as of June 30, 2025 and March 31, 2025, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2025	2024
Interest expense on debt	$1,394	$1,405
Interest expense (income) on derivatives	53	(58)
Interest expense on debt and derivatives	1,447	1,347

Losses on debt denominated in foreign currencies	678	20
(Gains) losses on foreign currency swaps	(785)	7
(Gains) losses on U.S. dollar interest rate swaps	(35)	69
Total interest expense	$1,305	$1,443

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	June 30, 2025			March 31, 2025
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$85,698	$85,245	4.05%	$90,496	$90,028	4.08%
Secured notes and loans payable	37,970	37,913	4.62%	37,765	37,717	4.53%
Total debt	$123,668	$123,158	4.23%	$128,261	$127,745	4.21%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount and approximate the effective interest rates. Debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amount outstanding under our commercial paper programs was $17.3 billion as of both June 30, 2025 and March 31, 2025.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of June 30, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.1 billion and $5.8 billion of this facility as of June 30, 2025 and March 31, 2025, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of June 30, 2025, TMCC had committed bank credit facilities totaling $4.1 billion, of which $2.0 billion, $1.7 billion, $200 million, and $200 million mature in fiscal years ending March 31, 2026, 2028, 2029, and 2031, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of June 30, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal year ending March 31, 2028. This credit facility was not drawn upon and had no outstanding balance as of June 30, 2025 and March 31, 2025.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	June 30, 2025
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,940	$34,479	$147	$31,010	$60
Investments in operating leases	537	10,333	15	6,903	10
Total	$2,477	$44,812	$162	$37,913	$70

	March 31, 2025
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,853	$33,958	$152	$30,448	$62
Investments in operating leases	637	10,722	15	7,269	10
Total	$2,490	$44,680	$167	$37,717	$72

Restricted cash and cash equivalents shown in the preceding tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the preceding tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion of securities retained by TMCC at both June 30, 2025 and March 31, 2025. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Amounts due from non-consolidated variable interest entities at June 30, 2025 and March 31, 2025 and revenues earned from non-consolidated variable interest entities for three months ended June 30, 2025 and 2024 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2025	2025
Commitments:
Credit facilities commitments with dealers	$3,847	$3,643
Commitments under operating lease agreements	224	228
Total commitments	4,071	3,871
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$4,171	$3,971

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements. Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and voluntary protection business and the creditworthiness of each dealer. Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses. In addition to the total commitments and guarantees in the preceding table, we have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions in our fiscal 2025 Form 10-K.

Lease Commitments

Our operating lease portfolio consists of real estate leases. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the preceding table include $52 million and $54 million for facilities leases with affiliates at June 30, 2025 and March 31, 2025, respectively.

Lease terms may contain renewal and extension options or early termination features. Generally, these options do not impact the lease term because TMCC is not reasonably certain that it will exercise the options. These lease agreements do not impose restrictions on our ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements, nor do they have residual value guarantees. We exclude from our Consolidated Balance Sheets, leases with a term equal to one year or less and do not separate non-lease components from our real estate leases. Total operating lease expense, including payments to affiliates, for the first quarter of fiscal 2026 and fiscal 2025 were not significant.

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term. As of June 30, 2025 and March 31, 2025, operating lease liabilities and ROU assets related to our operating lease agreements for which we are the lessee were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2025 and March 31, 2025.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of June 30, 2025, we determined that it is not probable that we will be required to make any material payments in the future. As of June 30, 2025 and March 31, 2025, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $253 million for the three months ended June 30, 2025, compared to $105 million for the same period in fiscal 2025. Our effective tax rate was 24 percent for the three months ended June 30, 2025, compared to 23 percent for the same period in fiscal 2025. The change in the provision for income taxes for the three months ended June 30, 2025, compared to the same period in fiscal 2025, was primarily due to the increase in income before income taxes.

In July 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law. The Act permanently restores 100% bonus depreciation for property acquired and placed in service after January 19, 2025, reestablishes and makes permanent current deductibility of domestic research and experimental expenditures incurred in tax years beginning after December 31, 2024, and modifies clean energy corporate tax provisions, including the termination of the qualified commercial clean vehicle credit for vehicles acquired after September 30, 2025, among other changes. We continue to assess the impact of the Act on our fiscal 2026 tax positions.

Tax-related Contingencies

As of June 30, 2025, we remain under IRS examination for fiscal 2018 through fiscal 2026.

We periodically review our uncertain tax positions. Our assessment is based on many factors including any ongoing IRS audits. For the three months ended June 30, 2025, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the cumulative state net operating loss carry forwards, deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of derivatives, and other deferred costs. The total deferred tax liability, net of these deferred tax assets, was $2.9 billion and $3.0 billion at June 30, 2025 and March 31, 2025, respectively. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In April 2025, TMCC renewed a three-year revolving credit agreement with Toyota Motor Sales U.S.A., Inc. (“TMS”), pursuant to which TMCC is entitled to borrow a maximum amount of $5 billion.

Except for the transaction noted above, there were no material changes to our related party agreements or relationships as described in our fiscal 2025 Form 10-K. The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended
	June 30,
	2025	2024
Net financing revenues:
Manufacturer's subvention and other revenues	$270	$225
Depreciation on operating leases	$4	$17

Interest expense:
Credit support fees, interest and other expenses	$26	$29

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$52	$41

Investment and other income, net:
Interest and other income	$102	$13

Expenses:
Operating and administrative	$29	$26

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

	June 30,	March 31,
	2025	2025
Assets:
Investments in marketable securities
Commercial paper	$-	$15

Finance receivables, net
Accounts receivable	$71	$73
Deferred retail subvention income	$(1,201)	$(1,170)

Investments in operating leases, net
Investments in operating leases, net	$(84)	$(100)
Deferred lease subvention income	$(507)	$(500)

Other assets
Notes receivable	$2,788	$2,651
Other receivables, net	$89	$96

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$485	$486
Other payables, net	$878	$831
Notes payable	$92	$15

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of June 30, 2025 and March 31, 2025, the subvention receivable from TMNA was $91 million and $106 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of both June 30, 2025 and March 31, 2025, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	June 30, 2025
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$801	$2	$-	$-	$803
Foreign government and agency obligations	-	22	-	-	22
Municipal debt securities	-	7	-	-	7
Corporate debt securities	-	449	-	-	449
Mortgage-backed securities:
U.S. government agency	-	135	3	-	138
Non-agency residential	-	12	2	-	14
Non-agency commercial	-	41	4	-	45
Asset-backed securities	-	86	75	-	161
Available-for-sale debt securities total	801	754	84	-	1,639
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value [1]					1,082
Total return bond funds	784	-	-	-	784
Equity mutual funds	1,276	-	-	-	1,276
Equity investments total	2,060	-	-	-	3,142
Investments in marketable securities total	2,861	754	84	-	4,781
Derivative assets:
Interest rate swaps	-	294	-	-	294
Foreign currency swaps	-	550	-	-	550
Counterparty netting and collateral	-	-	-	(769)	(769)
Derivative assets total	-	844	-	(769)	75
Assets at fair value	2,861	1,598	84	(769)	4,856
Derivative liabilities:
Interest rate swaps	-	(30)	-	-	(30)
Foreign currency swaps	-	(365)	-	-	(365)
Counterparty netting and collateral	-	-	-	388	388
Liabilities at fair value	-	(395)	-	388	(7)
Net assets at fair value	$2,861	$1,203	$84	$(381)	$4,849

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of June 30, 2025 and March 31, 2025, or Consolidated Statements of Income for the three months ended June 30, 2025 and 2024.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2025 and March 31, 2025.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	June 30, 2025
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$83,974	$-	$-	$86,585	$86,585
Wholesale	6,662	-	-	6,694	6,694
Real estate	5,131	-	-	5,194	5,194
Working capital	4,833	-	-	4,837	4,837

Financial liabilities
Unsecured notes and loans payable	$85,245	$-	$84,794	$-	$84,794
Secured notes and loans payable	37,913	-	38,072	-	38,072

	March 31, 2025
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$85,633	$-	$-	$87,910	$87,910
Wholesale	6,512	-	-	6,538	6,538
Real estate	5,160	-	-	5,215	5,215
Working capital	4,745	-	-	4,727	4,727

Financial liabilities
Unsecured notes and loans payable	$90,028	$-	$89,196	$-	$89,196
Secured notes and loans payable	37,717	-	37,755	-	37,755

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

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended June 30, 2025
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total

Total financing revenues	$3,363	$-	$-	$3,363
Depreciation on operating leases	1,023	-	-	1,023
Interest expense	1,311	-	(6)	1,305
Net financing revenues	1,029	-	6	1,035

Voluntary protection contract revenues and insurance earned premiums	-	320	-	320
Investment and other income, net	172	190	(6)	356
Net financing and other revenues	1,201	510	-	1,711

Expenses:
Provision for credit losses	45	-	-	45
Operating and administrative	313	114	-	427
Voluntary protection contract expenses and insurance losses	-	174	-	174
Total expenses	358	288	-	646

Income before income taxes	843	222	-	1,065
Provision for income taxes	202	51	-	253

Net income	$641	$171	$-	$812

Total assets at June 30, 2025	$144,743	$8,546	$(1,074)	$152,215

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

Voluntary protection operations – Contract revenues

For the three months ended June 30, 2025 and 2024, approximately 86 percent and 85 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three months ended June 30, 2025 and 2024.

We had $3.4 billion and $3.1 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024, respectively. We recognized $255 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three months ended June 30, 2025, compared to $232 million during the same period in fiscal 2025. As of June 30, 2025, we had unearned voluntary protection contract revenues of $3.5 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $796 million during fiscal 2026, and $2.7 billion thereafter. At June 30, 2024, we had unearned voluntary protection contract revenues of $3.2 billion associated with outstanding contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and currently available information. However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements. We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Part II. Other Information – Item 1A. Risk Factors” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2025 (“fiscal 2025”), including the following:

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

• Increased cost, credit and operating risk exposure, or our failure to realize the anticipated benefits, from our private label financial services to third-party automotive and mobility companies;

• Changes in our credit ratings and those of our ultimate parent, Toyota Motor Corporation (“TMC”) and changes in our credit support arrangements;

• Changes in our financial position and liquidity, or changes or disruptions in our funding sources or access to the global capital markets;

• Adequacy of our allowance for credit losses;

• Adequacy of our design, implementation and use of quantitative models and adequacy of the estimates and assumptions that are used to determine the value of certain assets;

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

Fiscal 2026 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2026 (“fiscal 2026”), the U.S. economy experienced uncertainties surrounding geopolitical events, international trade policy, taxation policy, and the future path of monetary policy which continue to impact the outlook for future economic growth. The imposition, or potential imposition, of tariffs and the expansion of import fees across various nations could disrupt supply chains, increase costs, and limit market access, further complicating the economic outlook. Automotive industry specific tariffs could significantly impact costs of automotive suppliers and manufacturers, which may change levels of production and availability of new vehicles, as well as increase consumer costs and lower consumer demand. Changes in the economy that adversely impact the volume of Toyota and Lexus vehicles produced or sold in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

Industry-wide vehicle sales and sales incentives in the U.S. increased slightly during the first quarter of fiscal 2026, as compared to the same period in fiscal 2025; however, our market share of TMNA sales decreased approximately 10 percentage points for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, primarily due to lower levels of subvention and other incentive programs as well as increased competition from other financial institutions.

Average used vehicle values during fiscal 2026 were relatively consistent and remained elevated compared to historic levels.

While global capital markets experienced some volatility in response to proposed changes in trade policy and concerns about the growth prospects of the U.S. and global economies during the first quarter of fiscal 2026, we continue to maintain broad global access to both domestic and international markets. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Mazda Financial Services Transition

In fiscal 2025, as it was deemed to be in the best interests of the Company and its sole shareholder, TFSIC, the Board of Directors of TMCC approved transition of the origination and financing of new automotive finance and lease contracts under the MFS Agreement to TFSB, an unconsolidated affiliate of TMCC (the “MFS Transition”). The MFS Transition commenced and was substantially completed during the fourth quarter of fiscal 2025. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Mazda Financial Services Transition” in our fiscal 2025 Form 10-K for further discussion.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended
	June 30,
(Dollars in millions)	2025	2024
Net income:
Finance operations [1]	$641	$295
Voluntary protection operations [1]	171	62
Total net income	$812	$357

1 Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $812 million for the first quarter of fiscal 2026, compared to $357 million for the same period in fiscal 2025.

The increase in net income for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $154 million increase in total financing revenues, a $144 million decrease in provision for credit losses, a $138 million decrease in interest expense, a $133 million increase in investment and other income, net, and a $25 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $148 million increase in provision for income taxes.

Our overall capital position increased $815 million, bringing total shareholder’s equity to $18.1 billion at June 30, 2025 as compared to $17.2 billion at March 31, 2025. Our debt decreased to $123.2 billion at June 30, 2025 from $127.7 billion at March 31, 2025. Our debt-to-equity ratio decreased to 6.8 at June 30, 2025 from 7.4 at March 31, 2025.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three months ended
	June 30,		Percentage
(Dollars in millions)	2025	2024	change
Financing revenues:
Operating lease	$1,618	$1,521	6%
Retail	1,496	1,420	5%
Dealer	249	268	(7)%
Total financing revenues	3,363	3,209	5%
Depreciation on operating leases	1,023	1,034	(1)%
Interest expense	1,311	1,443	(9)%
Net financing revenues	1,029	732	41%
Investment and other income, net	172	166	4%
Net financing and other revenues	1,201	898	34%
Expenses:
Provision for credit losses	45	189	(76)%
Operating and administrative	313	327	(4)%
Total expenses	358	516	(31)%
Income before income taxes	843	382	121%
Provision for income taxes	202	87	132%

Net income from finance operations	$641	$295	117%

Our finance operations reported net income of $641 million for the first quarter of fiscal 2026, compared to $295 million for the same period in fiscal 2025.

The increase in net income from finance operations for the first quarter of fiscal 2026, compared to the same period in fiscal 2025 was primarily due to a $154 million increase in total financing revenues, a $144 million decrease in provision for credit losses, and a $132 million decrease in interest expense, partially offset by a $115 million increase in provision for income taxes.

Financing Revenues

Total financing revenues increased 5 percent during the first quarter of fiscal 2026, compared to the same period in fiscal 2025 due to the following:

•
Operating lease revenues increased 6 percent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, primarily due to higher average outstanding earning asset balances.
•
Retail financing revenues increased 5 percent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, due to higher yields partially offset by lower average outstanding earning asset balances.
•
Dealer financing revenues decreased 7 percent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, primarily due to lower yields.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 7.0 percent for the first quarter of fiscal 2026, compared to 6.6 percent for the same period in fiscal 2025.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $1.0 billion for the first quarter of both fiscal 2026 and 2025.

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

	Three months ended
	June 30,
(Dollars in millions)	2025	2024
Interest expense on debt	$1,394	$1,405
Interest expense (income) on derivatives	53	(58)
Interest expense on debt and derivatives	1,447	1,347

Losses on debt denominated in foreign currencies	678	20
(Gains) losses on foreign currency swaps	(785)	7
(Gains) losses on foreign currency debt and swaps	(107)	27

(Gains) losses on U.S. dollar interest rate swaps	(35)	69
Total interest expense	$1,305	$1,443

During the first quarter of fiscal 2026, total interest expense decreased to $1.3 billion from $1.4 billion for the same period in fiscal 2025. The decrease in interest expense for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, was due to net gains on foreign currency debt and swaps and gains on U.S. dollar interest rate swaps, partially offset by an increase on interest expense on debt and derivatives. Gains or losses on foreign currency debt and swaps, and U.S. dollar interest rate swaps, are primarily driven by changes in the valuation of the swaps. The increase in interest expense on debt and derivatives for the first quarter of fiscal 2026 compared to the same period in fiscal 2025 is primarily attributable to changes in interest rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $172 million for the first quarter of fiscal 2026, compared to $166 million for the same period in fiscal 2025. The increase in investment and other income, net for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to higher average balances on our cash and cash equivalents.

Provision for Credit Losses

We recorded a provision for credit losses of $45 million for the first quarter of fiscal 2026, compared to $189 million for the same period in fiscal 2025. The decrease in the provision for credit losses for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, was due to a decrease in the size in our retail loan portfolio as well as improvements in delinquencies and decrease in charge-offs.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $313 million for the first quarter of fiscal 2026, compared to $327 million for the same period in fiscal 2025. The decrease in operating and administrative expenses for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, was due to lower general operating expenses partially offset by higher employee expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Three months ended
	June 30,		Percentage
	2025	2024	Change
Contracts (units in thousands)
Issued	892	829	8%
Average in force	11,864	11,262	5%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$320	$295	8%
Investment and other income, net	190	57	233%
Revenues from voluntary protection operations	510	352	45%
Expenses:
Voluntary protection contract expenses and insurance losses	174	159	9%
Operating and administrative	114	113	1%
Total expenses	288	272	6%
Income before income taxes	222	80	178%
Provision for income taxes	51	18	183%
Net income from voluntary protection operations	$171	$62	176%

Our voluntary protection operations reported net income of $171 million for the first quarter of fiscal 2026, compared to $62 million for the same period in fiscal 2025. The increase in net income from voluntary protection operations for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $133 million increase in investment and other income, net and a $25 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $33 million increase in provision for income taxes and a $15 million increase in voluntary protection contract expenses and insurance losses.

Contracts issued increased 8 percent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, due to higher issuances of most of our voluntary protection products. The average number of contracts in force increased 5 percent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, due to net growth in the voluntary protection portfolio, most notably in prepaid maintenance contracts, certified pre-owned vehicle limited warranties and vehicle service contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $320 million for the first quarter of fiscal 2026, compared to $295 million for the same period in fiscal 2025. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio.

Investment and Other Income, Net

Our voluntary protection operations reported investment and other income, net of $190 million for the first quarter of fiscal 2026, compared to investment and other income, net of $57 million for the same period in fiscal 2025. Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other income, net for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to gains from changes in fair value on our equity investments as a result of market volatility.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $174 million for the first quarter of fiscal 2026, compared to $159 million for the same period in fiscal 2025. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts, and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to an increase in frequency and severity of claims on our prepaid maintenance contracts, as well as an increase in the severity of claims in our vehicle service contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $114 million for the first quarter of fiscal 2026, compared to $113 million for the same period in fiscal 2025.

Provision for Income Taxes

Our provision for income taxes was $253 million for the first quarter of fiscal 2026, compared to $105 million for the same period in fiscal 2025. Our effective tax rate was 24 percent for the first quarter of fiscal 2026, compared to 23 percent for the same period in fiscal 2025. The change in the provision for income taxes for the first quarter of fiscal 2026, compared to the same period in fiscal 2025 was primarily due to the increase in income before income taxes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended
	June 30,		Percentage
(Units in thousands):	2025	2024	change
Vehicle financing volume [1]:
New retail contracts	161	218	(26)%
Used retail contracts	60	90	(33)%
Lease contracts	78	118	(34)%
Total	299	426	(30)%

TMNA subvened vehicle financing volume [2]:
New retail contracts	113	119	(5)%
Used retail contracts	13	18	(28)%
Lease contracts	68	71	(4)%
Total	194	208	(7)%

Market share of TMNA sales [3]:	48.5%	58.1%

1
Total financing volume was comprised of approximately 97 percent Toyota/Lexus and 3 percent private label/non-Toyota/Lexus for the first quarter of fiscal 2026. Total financing volume was comprised of approximately 80 percent Toyota/Lexus, 18 percent private label, and 2 percent non-Toyota/Lexus/private label for the first quarter of fiscal 2025.
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

Our financing volume decreased 30 percent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, primarily due to the MFS Transition, lower levels of subvention and other incentive programs, and increased competition from other financial institutions.

Our market share of TMNA sales decreased approximately 10 percentage points for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, primarily due to lower levels of subvention and other incentive programs as well as increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	June 30,	March 31,	Percentage
(Dollars in millions)	2025	2025	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$83,672	$85,328	(2)%
Dealer financing, net [1]	16,629	16,421	1%
Total finance receivables, net	100,301	101,749	(1)%
Investments in operating leases, net	30,091	30,090	0%
Net earning assets	$130,392	$131,839	(1)%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,192	1,197	0%
Dealers outside of the Toyota/Lexus/private label dealer network	383	383	0%
Total number of dealers receiving wholesale financing	1,575	1,580	0%

1 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 26 percent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025 due to the MFS Transition, lower levels of subvention and other incentive programs, and increased competition from other financial institutions.

Our used retail contracts decreased 33 percent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, due to lower levels of subvention and other incentive programs as well as increased competition in the used vehicle marketplace.

Our retail finance receivables, net decreased 2 percent at June 30, 2025, as compared to March 31, 2025 due to lower retail contracts outstanding.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 34 percent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025, primarily due to the MFS transition. Our investments in operating leases, net, remained relatively consistent at June 30, 2025, compared to March 31, 2025.

Dealer Financing and Earning Assets

Dealer financing, net increased 1 percent at June 30, 2025, as compared to March 31, 2025, primarily due to an increase in wholesale and revolving credit financing.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended
	June 30,		Percentage
	2025	2024	change
Depreciation on operating leases (dollars in millions)	$1,023	$1,034	(1)%
Average operating lease units outstanding (in thousands)	889	900	(1)%

Depreciation expense on operating leases remained relatively consistent for the first quarter of fiscal 2026, compared to the same period in fiscal 2025.

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

The following table provides information related to our origination experience:

	June 30,	March 31,	June 30,
	2025	2025	2024
Average consumer portfolio origination FICO score	757	759	759
Average consumer retail loan origination term (months) [1]	69	69	69

1 Retail loan origination greater than or equal to 78 months was 11% as of June 30, 2025, March 31, 2025, and June 30, 2024.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2024 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	June 30,	March 31,	June 30,
	2025	2025	2024
Net charge-offs as a percentage of average finance receivables [1,5]	0.61%	0.72%	0.70%
Default frequency as a percentage of outstanding consumer finance receivables contracts	1.64%	1.59%	1.46%
Average consumer finance receivables loss severity per unit [2]	$13,103	$13,989	$14,546
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.64%	0.58%	0.75%
Operating leases	0.36%	0.37%	0.50%

1 The ratio for net charge-offs and the ratio for default frequency have been annualized using three-month results for the periods ended June 30, 2025 and 2024. Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

2 Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.

3 Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.

4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

5 Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Our net charge-offs as a percentage of average finance receivables for the first quarter of fiscal 2026 decreased to 0.61 percent from 0.70 percent for the same period in fiscal 2025. Our average finance receivables loss severity per unit for the first quarter of fiscal 2026 decreased to $13,103 from $14,546 in the first quarter of fiscal 2025. The decrease in net charge-offs and loss severity per unit is primarily due to a decrease in full term charge offs and a refinement of purchasing and collection activities.

Our default frequency as a percentage of outstanding finance receivable contracts increased to 1.64 percent for the first quarter of fiscal 2026, compared to 1.46 percent in the same period in fiscal 2025. The increase in default frequency was due to an increased volume of repossessed vehicles resulting from a refinement of collection activities.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.64 percent at June 30, 2025, compared to 0.75 percent at June 30, 2024, and 0.58 percent at March 31, 2025. Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.36 percent at June 30, 2025, compared to 0.50 percent at June 30, 2024, and 0.37 percent at March 31, 2025. The decrease in our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables and operating leases was primarily due to our continuous evaluation and refinement of purchasing practices and collections activities.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended
	June 30,
(Dollars in millions)	2025	2024
Allowance for credit losses at beginning of period	$1,704	$1,684
Charge-offs	(178)	(198)
Recoveries	45	30
Provision for credit losses	45	189
Allowance for credit losses at end of period [1]	$1,616	$1,705

1 Ending balances as of June 30, 2025 and 2024 include $69 million and $52 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet lending commitments.

Our allowance for credit losses decreased by $89 million from June 30, 2024 to June 30, 2025, primarily due to a decrease in the size of our retail loan portfolio.

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

Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” and Note 12 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2025 Form 10-K, as well as in Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $7.4 billion to $13.8 billion with an average balance of $10.4 billion during the quarter ended June 30, 2025. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of June 30, 2025, was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations. Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our fiscal 2025 Form 10-K for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of June 30, 2025, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2025 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	June 30, 2025			March 31, 2025
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,501	$17,294	4.46%	$17,494	$17,283	4.56%
U.S. medium term note ("MTN") program	48,975	48,819	4.19%	54,371	54,210	4.17%
Euro medium term note ("EMTN") program	16,127	16,038	3.03%	15,449	15,354	3.05%
Other debt	3,095	3,094	4.92%	3,182	3,181	4.95%
Total Unsecured notes and loans payable	85,698	85,245	4.05%	90,496	90,028	4.08%
Secured notes and loans payable	37,970	37,913	4.62%	37,765	37,717	4.53%
Total debt	$123,668	$123,158	4.23%	$128,261	$127,745	4.21%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other [1]	Total Unsecured notes and loans payable
Balance at March 31, 2025	$17,494	$54,371	$15,449	$3,182	$90,496
Issuances	7	2,275	-	250	2,532
Maturities and terminations	-	(7,671)	-	(337)	(8,008)
Non-cash changes in foreign currency rates	-	-	678	-	678
Balance at June 30, 2025	$17,501	$48,975	$16,127	$3,095	$85,698

1 Changes in Commercial paper and certain Other unsecured notes are shown net due to their short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $17.3 billion to $18.4 billion during the quarter ended June 30, 2025, with an average outstanding balance of $17.8 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2025	$37,765
Issuances	6,780
Maturities and terminations	(6,575)
Balance at June 30, 2025	$37,970

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2027. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of June 30, 2025 and March 31, 2025, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of June 30, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.1 billion and $5.8 billion of this facility as of June 30, 2025 and March 31, 2025, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of June 30, 2025, TMCC had committed bank credit facilities totaling $4.1 billion of which $2.0 billion, $1.7 billion, $200 million, and $200 million mature in fiscal years ending March 31, 2026, 2028, 2029, and 2031, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of June 30, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal year ending March 31, 2027. This credit facility was not drawn upon and had no outstanding balance as of June 30, 2025 and March 31, 2025.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization. Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization. Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC. Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2025 Form 10-K.

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

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make certain estimates which affect reported financial results. The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analyses, and management judgment. Changes in the evaluation of these factors may have a significant impact on the consolidated financial statements. Additionally, due to inherent uncertainties in making estimates, actual results could differ from those estimates, and those differences could be material. The critical accounting estimates that affect the consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates” in our fiscal 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of June 30, 2025, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

For a discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements - Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements – Litigation and Governmental Proceedings.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000	(2)

10.1	Revolving Credit Agreement, dated as of April 1, 2025, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(3)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema with embedded linkbases document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 7, 2025	By	/s/ Scott Cooke
Scott Cooke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By	/s/ James Schofield
James Schofield
Group Vice President and Chief Financial Officer (Principal Financial Officer)