Form 10-Q
period 2025-09-30
TOYOTA MOTOR CREDIT CORP
filed 2025-11-05
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended September 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Financing revenues:
Operating lease	$1,627	$1,539	$3,245	$3,060
Retail	1,507	1,487	3,003	2,907
Dealer	254	271	503	539
Total financing revenues	3,388	3,297	6,751	6,506
Depreciation on operating leases	1,060	1,015	2,083	2,049
Interest expense	1,418	1,584	2,723	3,027
Net financing revenues	910	698	1,945	1,430

Voluntary protection contract revenues and insurance earned premiums	328	300	648	595
Investment and other income, net	356	388	712	611
Net financing revenues and other revenues	1,594	1,386	3,305	2,636

Expenses:
Provision for credit losses	131	206	176	395
Operating and administrative	489	453	916	893
Voluntary protection contract expenses and insurance losses	179	161	353	320
Total expenses	799	820	1,445	1,608

Income before income taxes	795	566	1,860	1,028
Provision for income taxes	190	137	443	242

Net income	$605	$429	$1,417	$786

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$605	$429	$1,417	$786
Other comprehensive income, net of tax
Net unrealized gains on available-for-sale debt securities [net of tax provision of ($1), ($6), ($2) and ($5), respectively]	6	21	8	16
Reclassification of net losses realized on available-for-sale debt securities included in investment and other income, net [net of tax benefit of $0, $0, $0 and $0, respectively]	-	-	1	3
Other comprehensive income	6	21	9	19
Comprehensive income	$611	$450	$1,426	$805

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	September 30,	March 31,
	2025	2025
ASSETS
Cash and cash equivalents	$8,904	$10,769
Restricted cash and cash equivalents	2,384	2,490
Investments in marketable securities	4,966	4,581
Finance receivables, net of allowance for credit losses of $1,516 and $1,644, respectively	99,828	101,749
Investments in operating leases, net	30,569	30,090
Other assets	6,077	5,615
Total assets	$152,728	$155,294

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$122,952	$127,745
Deferred income taxes	3,407	2,973
Other liabilities	7,700	7,333
Total liabilities	134,059	138,051

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at September 30, 2025 and March 31, 2025	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(47)	(56)
Retained earnings	17,799	16,382
Total shareholder's equity	18,669	17,243
Total liabilities and shareholder's equity	$152,728	$155,294

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	September 30,	March 31,
	2025	2025
ASSETS
Finance receivables, net	$32,933	$33,958
Investments in operating leases, net	10,359	10,722
Other assets	157	167
Total assets	$43,449	$44,847

LIABILITIES
Debt	$36,352	$37,717
Other liabilities	59	72
Total liabilities	$36,411	$37,789

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended September 30, 2025
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at June 30, 2025	$915	$2	$(53)	$17,194	$18,058

Net income	-	-	-	605	605
Other comprehensive income, net of tax	-	-	6	-	6
Balance at September 30, 2025	$915	$2	$(47)	$17,799	$18,669

	Six months ended September 30, 2025
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2025	$915	$2	$(56)	$16,382	$17,243

Net income	-	-	-	1,417	1,417
Other comprehensive income, net of tax	-	-	9	-	9
Balance at September 30, 2025	$915	$2	$(47)	$17,799	$18,669

	Three months ended September 30, 2024
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at June 30, 2024	$915	$2	$(67)	$16,487	$17,337

Net income	-	-	-	429	429
Other comprehensive income, net of tax	-	-	21	-	21
Balance at September 30, 2024	$915	$2	$(46)	$16,916	$17,787

	Six months ended September 30, 2024
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2024	$915	$2	$(65)	$16,130	$16,982

Net income	-	-	-	786	786
Other comprehensive income, net of tax	-	-	19	-	19
Balance at September 30, 2024	$915	$2	$(46)	$16,916	$17,787

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,417	$786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,126	2,087
Recognition of deferred income and fees	(893)	(738)
Provision for credit losses	176	395
Amortization of deferred costs	510	526
Foreign currency and other adjustments to the carrying value of financial instruments, net	683	406
Net (gains) losses from investments in marketable securities	(257)	(191)
Net change in:
Derivative assets	(2)	(13)
Other assets and accrued interest	30	(220)
Deferred income taxes	432	(607)
Derivative liabilities	(19)	(14)
Other liabilities	331	704
Net cash provided by operating activities	4,534	3,121

Cash flows from investing activities:
Purchase of investments in marketable securities	(396)	(359)
Proceeds from sales of investments in marketable securities	206	225
Proceeds from maturities of investments in marketable securities	78	74
Acquisition of finance receivables	(24,858)	(27,224)
Collection of finance receivables	26,839	24,841
Net change in certain wholesale receivables	(44)	422
Acquisition of investments in operating leases	(7,272)	(9,251)
Proceeds from disposals of investments in operating leases	4,926	6,397
Long term loans to affiliates	(1,180)	-
Payments on long term loans from affiliates	670	190
Net change in financing support provided to affiliates	-	52
Other, net	(26)	(27)
Net cash used in investing activities	(1,057)	(4,660)

Cash flows from financing activities:
Proceeds from issuance of debt	17,595	22,922
Payments on debt	(23,050)	(19,636)
Net change in commercial paper and other short-term financing	(51)	(168)
Net change in financing support provided by affiliates	58	(8)
Net cash (used in) provided by financing activities	(5,448)	3,110
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(1,971)	1,571
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	13,259	10,821
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$11,288	$12,392
Supplemental disclosures:
Interest paid, net	$2,627	$2,479
Income taxes (received) paid, net	$(117)	$343

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and six months ended September 30, 2025 and 2024 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended September 30, 2025, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2026 (“fiscal 2026”).

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2025 ("fiscal 2025"), which was filed with the Securities and Exchange Commission on June 3, 2025. References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), providing a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for us on April 1, 2026, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles and Other - Internal-Use Software (Subtopic 350-40). This ASU improves the operability of the guidance by removing all references to software development project stages so that guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. This ASU is effective for us on April 1, 2028, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). This ASU establishes accounting requirements for contracts that meet the characteristics-based definition of a derivative and are not otherwise excluded from the Topic 815’s scope. This ASU is effective for us on April 1, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of September 30, 2025 and March 31, 2025, we held AFS debt securities for which the fair value option was elected of $907 million and $829 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $49 million and $61 million as of September 30, 2025 and March 31, 2025, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income, net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	September 30, 2025
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$940	$4	$(80)	$864
Foreign government and agency obligations	23	1	(1)	23
Municipal debt securities	7	1	(1)	7
Corporate debt securities	472	6	(30)	448
Mortgage-backed securities:
U.S. government agency	137	1	(3)	135
Non-agency residential	16	-	(1)	15
Non-agency commercial	51	-	(5)	46
Asset-backed securities	161	1	(2)	160
Total available-for-sale debt securities	$1,807	$14	$(123)	$1,698
Equity investments				3,268
Total investments in marketable securities				$4,966

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

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	September 30, 2025
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$43	$-	$557	$(80)	$600	$(80)
Foreign government and agency obligations	-	-	8	(1)	8	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	13	-	264	(30)	277	(30)
Mortgage-backed securities
U.S. Government agency	-	-	51	(3)	51	(3)
Non-agency residential	-	-	7	(1)	7	(1)
Non-agency commercial	1	-	42	(5)	43	(5)
Asset-backed securities	5	-	35	(2)	40	(2)
Total available-for-sale debt securities	$62	$-	$966	$(123)	$1,028	$(123)

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

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of September 30, 2025 and March 31, 2025, management determined credit losses for securities in an unrealized loss position were not significant. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Available-for-sale debt securities:
Unrealized gains on securities for which the fair value option was elected	$11	$32	$12	$27
Realized losses on sales, net	$(3)	$-	$(5)	$(4)

Equity investments:
Unrealized gains	$123	$170	$251	$184
Realized losses on sales, net	$-	$(10)	$(1)	$(16)

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	September 30, 2025
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$85	$84
Due after 1 year through 5 years	421	413
Due after 5 years through 10 years	502	501
Due after 10 years	434	344
Mortgage-backed and asset-backed securities [1]	365	356
Total	$1,807	$1,698

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

Finance receivables, net consisted of the following:

	September 30,	March 31,
	2025	2025
Retail receivables [1]	$84,636	$87,418
Dealer financing	17,353	16,521
	101,989	103,939

Deferred origination costs	1,126	1,227
Deferred income	(1,771)	(1,773)
Allowance for credit losses
Retail receivables	(1,387)	(1,544)
Dealer financing	(129)	(100)
Total allowance for credit losses	(1,516)	(1,644)
Finance receivables, net	$99,828	$101,749

1 Includes gross securitized retail receivables of $33.4 billion and $34.4 billion as of September 30, 2025 and March 31, 2025, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $383 million as of both September 30, 2025 and March 31, 2025.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at September 30, 2025
	2026	2025	2024	2023	2022	2021 and Prior	Total
Aging of finance receivables:
Current	$15,414	$26,975	$19,164	$10,934	$6,600	$2,793	$81,880
30-59 days past due	63	288	371	334	246	146	1,448
60-89 days past due	16	90	117	108	75	45	451
90 days or greater past due	6	46	53	49	33	25	212
Total	$15,499	$27,399	$19,705	$11,425	$6,954	$3,009	$83,991
Gross Charge-Offs	$1	$83	$120	$105	$56	$28	$393

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Total
Aging of finance receivables:
Current	$32,049	$24,235	$14,395	$9,095	$4,094	$941	$84,809
30-59 days past due	198	377	384	295	147	57	1,458
60-89 days past due	57	110	112	80	41	18	418
90 days or greater past due	24	48	50	35	18	12	187
Total	$32,328	$24,770	$14,941	$9,505	$4,300	$1,028	$86,872
Gross Charge-Offs	$31	$254	$304	$188	$72	$38	$887

The amortized cost of retail loan portfolio excludes accrued interest of $309 million and $313 million at September 30, 2025 and March 31, 2025, respectively. The preceding tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at September 30, 2025
	2026	2025	2024	2023	2022	2021 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$6,246	$6,246
Credit Watch	-	-	-	-	-	-	283	283
At Risk	-	-	-	-	-	-	46	46
Default	-	-	-	-	-	-	8	8
Wholesale total	$-	$-	$-	$-	$-	$-	$6,583	$6,583
Real estate
Performing	$1,222	$1,399	$514	$380	$506	$1,094	$409	$5,524
Credit Watch	53	33	21	-	7	15	-	129
At Risk	4	11	18	11	24	17	-	85
Default	4	-	39	-	-	-	-	43
Real estate total	$1,283	$1,443	$592	$391	$537	$1,126	$409	$5,781
Working Capital
Performing	$395	$629	$315	$176	$132	$252	$2,926	$4,825
Credit Watch	28	1	13	13	1	-	5	61
At Risk	-	-	-	-	4	-	3	7
Default	-	-	26	-	-	-	70	96
Working capital total	$423	$630	$354	$189	$137	$252	$3,004	$4,989
Total	$1,706	$2,073	$946	$580	$674	$1,378	$9,996	$17,353

For the three and six months ended September 30, 2025, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $74 million and $70 million at September 30, 2025 and March 31, 2025, respectively. As of September 30, 2025 and March 31, 2025, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was not significant.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	September 30, 2025
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,448	$451	$212	$2,111	$81,880	$83,991	$128
Wholesale	-	-	-	-	6,583	6,583	-
Real estate	-	-	-	-	5,781	5,781	-
Working capital	-	-	-	-	4,989	4,989	-
Total	$1,448	$451	$212	$2,111	$99,233	$101,344	$128

	March 31, 2025
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,458	$418	$187	$2,063	$84,809	$86,872	$110
Wholesale	-	-	-	-	6,498	6,498	-
Real estate	-	-	-	-	5,184	5,184	-
Working capital	-	-	-	-	4,839	4,839	-
Total	$1,458	$418	$187	$2,063	$101,330	$103,393	$110

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

The amortized cost at September 30, 2025 and 2024 of the loans modified during the three and six months ended September 30, 2025 and 2024 were not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were not significant for the three and six months ended September 30, 2025 and 2024.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended September 30, 2025
	Retail loan	Dealer products	Total

Beginning balance, July 1, 2025	$1,450	$166	$1,616
Charge-offs	(215)	-	(215)
Recoveries	40	-	40
Provision for credit losses	112	19	131
Ending balance, September 30, 2025 ¹	$1,387	$185	$1,572

	Six months ended September 30, 2025
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2025	$1,544	$160	$1,704
Charge-offs	(393)	-	(393)
Recoveries	85	-	85
Provision for credit losses	151	25	176
Ending balance, September 30, 2025 ¹	$1,387	$185	$1,572

1 Ending balance includes $56 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

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

Finance receivables for the dealer products portfolio segment as of September 30, 2025, includes $1.4 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $255 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of September 30, 2024, includes $1.3 billion in finance receivables that are guaranteed by TMNA, and $273 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, investment tax credits, and accumulated depreciation. Non-cash investing activities related to investment tax credits on investments in operating leases for the six months ended September 30, 2025 and 2024 were $167 million and $281 million, respectively. Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 8 - Variable Interest Entities. Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions. They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	September 30,	March 31,
	2025	2025
Investments in operating leases [1]	$37,030	$36,523
Deferred income	(849)	(955)
Accumulated depreciation	(5,612)	(5,478)
Investments in operating leases, net	$30,569	$30,090

1 Includes gross securitized investments in operating leases of $13.1 billion and $13.6 billion as of September 30, 2025 and March 31, 2025, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at September 30, 2025, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	September 30, 2025		March 31, 2025
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$38,648	$210	$41,880	$363
Foreign currency swaps	6,012	420	3,497	132
Total	$44,660	$630	$45,377	$495

Counterparty netting		(203)		(207)
Collateral held		(379)		(242)
Carrying value of derivative contracts – Other assets		$48		$46

Other liabilities:
Interest rate swaps	$64,794	$39	$64,440	$31
Foreign currency swaps	5,022	331	7,026	717
Total	$69,816	$370	$71,466	$748

Counterparty netting		(203)		(207)
Collateral posted		(159)		(514)
Carrying value of derivative contracts – Other liabilities		$8		$27

We held excess collateral and variation margin of $4 million as of both September 30, 2025 and March 31, 2025, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. We posted initial margin, excess collateral, and variation margin of $241 million and $288 million as of September 30, 2025 and March 31, 2025, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense on debt	$1,371	$1,424	$2,765	$2,829
Interest expense (income) on derivatives	61	(39)	114	(97)
Interest expense on debt and derivatives	1,432	1,385	2,879	2,732

(Gains) losses on debt denominated in foreign currencies	(54)	374	624	394
Losses (gains) on foreign currency swaps	62	(606)	(723)	(599)
(Gains) losses on U.S. dollar interest rate swaps	(22)	431	(57)	500
Total interest expense	$1,418	$1,584	$2,723	$3,027

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	September 30, 2025			March 31, 2025
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$87,064	$86,600	4.03%	$90,496	$90,028	4.08%
Secured notes and loans payable	36,406	36,352	4.52%	37,765	37,717	4.53%
Total debt	$123,470	$122,952	4.17%	$128,261	$127,745	4.21%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates approximate the effective interest rates and debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amount outstanding under our commercial paper programs was $17.3 billion as of both September 30, 2025 and March 31, 2025.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of September 30, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $4.3 billion and $5.8 billion of this facility as of September 30, 2025 and March 31, 2025, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of September 30, 2025, TMCC had committed bank credit facilities totaling $4.1 billion, of which $2.0 billion, $1.7 billion, $200 million, and $200 million mature in fiscal years ending March 31, 2026, 2028, 2029, and 2031, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of September 30, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal year ending March 31, 2028. This credit facility was not drawn upon and had no outstanding balance as of September 30, 2025 and March 31, 2025.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	September 30, 2025
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,844	$32,933	$143	$29,286	$50
Investments in operating leases	540	10,359	14	7,066	9
Total	$2,384	$43,292	$157	$36,352	$59

	March 31, 2025
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,853	$33,958	$152	$30,448	$62
Investments in operating leases	637	10,722	15	7,269	10
Total	$2,490	$44,680	$167	$37,717	$72

Restricted cash and cash equivalents shown in the preceding tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the preceding tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion of securities retained by TMCC as of both September 30, 2025 and March 31, 2025. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Amounts due from non-consolidated variable interest entities at September 30, 2025 and March 31, 2025 and revenues earned from non-consolidated variable interest entities for three and six months ended September 30, 2025 and 2024 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	September 30,	March 31,
	2025	2025
Commitments:
Credit facilities commitments with dealers	$3,718	$3,643
Commitments under operating lease agreements	234	228
Total commitments	3,952	3,871
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$4,052	$3,971

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

Lease Commitments

Our operating lease portfolio consists of real estate leases. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the preceding table include $50 million and $54 million for facilities leases with affiliates at September 30, 2025 and March 31, 2025, respectively.

Lease terms may contain renewal and extension options or early termination features. Generally, these options do not impact the lease term because TMCC is not reasonably certain that it will exercise the options. These lease agreements do not impose restrictions on our ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements, nor do they have residual value guarantees. We exclude from our Consolidated Balance Sheets, leases with a term equal to one year or less and do not separate non-lease components from our real estate leases. Total operating lease expense, including payments to affiliates, for the first half and second quarter of fiscal 2026 and fiscal 2025 were not significant.

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term. As of September 30, 2025 and March 31, 2025, operating lease liabilities and ROU assets related to our operating lease agreements for which we are the lessee were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2025 and March 31, 2025.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of September 30, 2025, we determined that it is not probable that we will be required to make any material payments in the future. As of September 30, 2025 and March 31, 2025, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $190 million and $443 million for the three and six months ended September 30, 2025, respectively, compared to $137 million and $242 million for the same periods in fiscal 2025. Our effective tax rate was 24 percent for both the three and six months ended September 30, 2025, as well as for the same periods in fiscal 2025. The change in the provision for income taxes for the three and six months ended September 30, 2025, compared to the same period in fiscal 2025, was primarily due to the increase in income before income taxes.

In July 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law. The Act permanently restores 100% bonus depreciation for property acquired and placed in service after January 19, 2025, reestablishes and makes permanent current deductibility of domestic research and experimental expenditures incurred in tax years beginning after December 31, 2024, and modifies clean energy corporate tax provisions, including the termination of the qualified commercial clean vehicle credit for vehicles acquired after September 30, 2025, among other changes. The legislation has been incorporated into our fiscal 2026 tax positions and did not have a material impact on our income tax expense for the three and six months ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for fiscal 2026.

Tax-related Contingencies

As of September 30, 2025, we remain under IRS examination for fiscal 2018 through fiscal 2026.

We periodically review our uncertain tax positions. Our assessment is based on many factors including any ongoing IRS audits. For the three and six months ended September 30, 2025, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the cumulative federal and state net operating loss carry forwards, deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of derivatives, and other deferred costs. The total deferred tax liability, net of these deferred tax assets, was $3.4 billion and $3.0 billion at September 30, 2025 and March 31, 2025, respectively. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

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

Except for the transaction noted above, there were no material changes to our related party agreements or relationships as described in our fiscal 2025 Form 10-K. The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net financing revenues:
Manufacturer's subvention and other revenues	$286	$239	$556	$464
Depreciation on operating leases	$6	$4	$10	$21

Interest expense:
Credit support fees, interest and other expenses	$28	$28	$54	$57

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$54	$42	$106	$83

Investment and other income, net:
Interest and other income, net	$2	$35	$104	$48

Expenses:
Operating and administrative	$34	$26	$63	$52

	September 30,	March 31,
	2025	2025
Assets:
Investments in marketable securities
Commercial paper	$-	$15

Finance receivables, net
Accounts receivable	$69	$73
Deferred retail subvention income	$(1,295)	$(1,170)

Investments in operating leases, net
Investments in operating leases, net	$(92)	$(100)
Deferred lease subvention income	$(524)	$(500)

Other assets
Notes receivable	$3,191	$2,651
Other receivables, net	$81	$96

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$483	$486
Other payables, net	$1,008	$831
Notes payable	$72	$15

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of September 30, 2025 and March 31, 2025, the subvention receivable from TMNA was $108 million and $106 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of both September 30, 2025 and March 31, 2025, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	September 30, 2025
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$862	$2	$-	$-	$864
Foreign government and agency obligations	-	23	-	-	23
Municipal debt securities	-	7	-	-	7
Corporate debt securities	-	448	-	-	448
Mortgage-backed securities:
U.S. government agency	-	135	-	-	135
Non-agency residential	-	13	2	-	15
Non-agency commercial	-	40	6	-	46
Asset-backed securities	-	82	78	-	160
Available-for-sale debt securities total	862	750	86	-	1,698
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value [1]					1,090
Total return bond funds	803	-	-	-	803
Equity mutual funds	1,375	-	-	-	1,375
Equity investments total	2,178	-	-	-	3,268
Investments in marketable securities total	3,040	750	86	-	4,966
Derivative assets:
Interest rate swaps	-	210	-	-	210
Foreign currency swaps	-	420	-	-	420
Counterparty netting and collateral	-	-	-	(582)	(582)
Derivative assets total	-	630	-	(582)	48
Assets at fair value	3,040	1,380	86	(582)	5,014
Derivative liabilities:
Interest rate swaps	-	(39)	-	-	(39)
Foreign currency swaps	-	(331)	-	-	(331)
Counterparty netting and collateral	-	-	-	362	362
Liabilities at fair value	-	(370)	-	362	(8)
Net assets at fair value	$3,040	$1,010	$86	$(220)	$5,006

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of September 30, 2025 and March 31, 2025, or Consolidated Statements of Income for the three and six months ended September 30, 2025 and 2024.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of September 30, 2025 and March 31, 2025.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	September 30, 2025
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$82,907	$-	$-	$85,891	$85,891
Wholesale	6,600	-	-	6,629	6,629
Real estate	5,739	-	-	5,844	5,844
Working capital	4,887	-	-	4,909	4,909

Financial liabilities
Unsecured notes and loans payable	$86,600	$-	$86,455	$-	$86,455
Secured notes and loans payable	36,352	-	36,597	-	36,597

	March 31, 2025
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$85,633	$-	$-	$87,910	$87,910
Wholesale	6,512	-	-	6,538	6,538
Real estate	5,160	-	-	5,215	5,215
Working capital	4,745	-	-	4,727	4,727

Financial liabilities
Unsecured notes and loans payable	$90,028	$-	$89,196	$-	$89,196
Secured notes and loans payable	37,717	-	37,755	-	37,755

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

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended September 30, 2025
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total
Total financing revenues	$3,388	$-	$-	$3,388
Depreciation on operating leases	1,060	-	-	1,060
Interest expense	1,429	-	(11)	1,418
Net financing revenues	899	-	11	910

Voluntary protection contract revenues and insurance earned premiums	-	328	-	328
Investment and other income, net	170	197	(11)	356
Net financing and other revenues	1,069	525	-	1,594

Expenses:
Provision for credit losses	131	-	-	131
Operating and administrative	369	120	-	489
Voluntary protection contract expenses and insurance losses	-	179	-	179
Total expenses	500	299	-	799

Income before income taxes	569	226	-	795
Provision for income taxes	137	53	-	190

Net income	$432	$173	$-	$605

	Six months ended September 30, 2025
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total
Total financing revenues	$6,751	$-	$-	$6,751
Depreciation on operating leases	2,083	-	-	2,083
Interest expense	2,740	-	(17)	2,723
Net financing revenues	1,928	-	17	1,945

Voluntary protection contract revenues and insurance earned premiums	-	648	-	648
Investment and other income, net	342	387	(17)	712
Net financing and other revenues	2,270	1,035	-	3,305

Expenses:
Provision for credit losses	176	-	-	176
Operating and administrative	682	234	-	916
Voluntary protection contract expenses and insurance losses	-	353	-	353
Total expenses	858	587	-	1,445

Income before income taxes	1,412	448	-	1,860
Provision for income taxes	339	104	-	443

Net income	$1,073	$344	$-	$1,417

Total assets at September 30, 2025	$144,895	$8,888	$(1,055)	$152,728

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

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three months ended September 30, 2025 and 2024, approximately 87 percent and 86 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers. For the six months ended September 30, 2025 and 2024, approximately to 87 percent and 85 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and six months ended September 30, 2025 and 2024.

We had $3.4 billion and $3.1 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024, respectively. We recognized $260 million and $515 million of these balances in voluntary protection contract revenues in our Consolidated Statements of Income during the three and six months ended September 30, 2025, respectively, compared to $234 million and $466 million during the same periods in fiscal 2025. As of September 30, 2025, we had unearned voluntary protection contract revenues of $3.6 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $571 million during fiscal 2026, and $3.0 billion thereafter. At September 30, 2024, we had unearned voluntary protection contract revenues of $3.3 billion associated with outstanding contracts.

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

Fiscal 2026 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2026 (“fiscal 2026”), the U.S. economy continued to experience uncertainties surrounding geopolitical events, international trade policy, taxation policy, and the future path of monetary policy which impact the outlook for future economic growth. The imposition, or potential imposition, of tariffs and the expansion of import fees across various nations could continue to disrupt supply chains, increase costs, and limit market access, further complicating the economic outlook. Automotive industry specific tariffs could continue to impact costs of automotive suppliers and manufacturers, which may change levels of production and availability of new vehicles, as well as increase consumer costs and lower consumer demand. Changes in the economy that adversely impact the volume of Toyota and Lexus vehicles produced or sold in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

Industry-wide vehicle sales and sales incentives in the U.S. increased during the first half of fiscal 2026, as compared to the same period in fiscal 2025; however, our market share of TMNA sales decreased approximately 7 percentage points for the first half of fiscal 2026, compared to the same period in fiscal 2025, primarily due to increased competition from other financial institutions.

Average used vehicle values during the first half of fiscal 2026 were relatively consistent and remained elevated compared to historic levels.

While global capital markets experienced some volatility in response to proposed changes in trade policy and concerns about the growth prospects of the U.S. and global economies during the first half of fiscal 2026, we continue to maintain broad global access to both domestic and international markets. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

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

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2025	2024	2025	2024
Net income:
Finance operations [1]	$432	$222	$1,073	$517
Voluntary protection operations [1]	173	207	344	269
Total net income	$605	$429	$1,417	$786

1 Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $1.4 billion and $605 million for the first half and second quarter of fiscal 2026, respectively, compared to $786 million and $429 million for the same periods in fiscal 2025.

The increase in net income for the first half of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $304 million decrease in interest expense, a $245 million increase in total financing revenues, a $219 million decrease in provision for credit losses, a $101 million increase in investment and other income, net, and a $53 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $201 million increase in provision for income taxes, a $34 million increase in depreciation on operating leases, and a $33 million increase in voluntary protection contract expenses and insurance losses.

The increase in net income for the second quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $166 million decrease in interest expense, a $91 million increase in total financing revenues, a $75 million decrease in provision for credit losses, and a $28 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $53 million increase in provision for income taxes, a $45 million increase in depreciation on operating leases, a $36 million increase in operating and administrative expense, and a $32 million decrease in investment and other income, net.

Our overall capital position increased $1.5 billion, bringing total shareholder’s equity to $18.7 billion at September 30, 2025 as compared to $17.2 billion at March 31, 2025. Our debt decreased to $123.0 billion at September 30, 2025 from $127.7 billion at March 31, 2025. Our debt-to-equity ratio decreased to 6.6 at September 30, 2025 from 7.4 at March 31, 2025.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2025	2024	Change	2025	2024	change
Financing revenues:
Operating lease	$1,627	$1,539	6%	$3,245	$3,060	6%
Retail	1,507	1,487	1%	3,003	2,907	3%
Dealer	254	271	(6)%	503	539	(7)%
Total financing revenues	3,388	3,297	3%	6,751	6,506	4%
Depreciation on operating leases	1,060	1,015	4%	2,083	2,049	2%
Interest expense	1,429	1,584	(10)%	2,740	3,027	(9)%
Net financing revenues	899	698	29%	1,928	1,430	35%
Investment and other income, net	170	136	25%	342	302	13%
Net financing and other revenues	1,069	834	28%	2,270	1,732	31%
Expenses:
Provision for credit losses	131	206	(36)%	176	395	(55)%
Operating and administrative	369	332	11%	682	659	3%
Total expenses	500	538	(7)%	858	1,054	(19)%
Income before income taxes	569	296	92%	1,412	678	108%
Provision for income taxes	137	74	85%	339	161	111%

Net income from finance operations	$432	$222	95%	$1,073	$517	108%

Our finance operations reported net income of $1.1 billion and $432 million for the first half and second quarter of fiscal 2026, respectively, compared to $517 million and $222 million for the same periods in fiscal 2025.

The increase in net income from finance operations for the first half of fiscal 2026, compared to the same period in fiscal 2025 was primarily due to a $287 million decrease in interest expense, a $245 million increase in total financing revenues, a $219 million decrease in provision for credit losses, and a $40 million increase in investment and other income, net, partially offset by a $178 million increase in provision for income taxes, and a $34 million increase in depreciation on operating leases. The increase in net income from finance operations for the second quarter of fiscal 2026, compared to the same period in fiscal 2025 was due to a $155 million decrease in interest expense, a $91 million increase in total financing revenues, a $75 million decrease in provision for credit losses, and a $34 million increase in investment and other income, net partially offset by a $63 million increase in provision for income taxes, a $45 million increase in depreciation on operating leases, and a $37 million increase in operating and administrative expenses.

Financing Revenues

Total financing revenues increased 4 percent and 3 percent during the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025 due to the following:

•
Operating lease revenues increased 6 percent for both the first half and second quarter of fiscal 2026, compared to the same periods in fiscal 2025, primarily due to higher average outstanding earning asset balances.
•
Retail financing revenues increased 3 percent and 1 percent for the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, due to higher yields partially offset by lower average outstanding earning asset balances.
•
Dealer financing revenues decreased 7 percent and 6 percent for the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, due to lower yields partially offset by higher average outstanding earning asset balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 7.0 percent for both the first half and second quarter of fiscal 2026, compared to 6.7 percent and 6.8 percent for the same periods in fiscal 2025.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $2.1 billion and $1.1 billion for the first half and second quarter of fiscal 2026, respectively, compared to $2.0 billion and $1.0 billion for the same periods in fiscal 2025. The increase in depreciation on operating leases for the first half and second quarter of fiscal 2026, compared to the same periods in fiscal 2025, was due to higher average vehicle values.

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

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2025	2024	2025	2024
Interest expense on debt	$1,382	$1,424	$2,782	$2,829
Interest expense (income) on derivatives	61	(39)	114	(97)
Interest expense on debt and derivatives	1,443	1,385	2,896	2,732

(Gains) losses on debt denominated in foreign currencies	(54)	374	624	394
Losses (gains) on foreign currency swaps	62	(606)	(723)	(599)
Losses (gains) on foreign currency debt and swaps	8	(232)	(99)	(205)

(Gains) losses on U.S. dollar interest rate swaps	(22)	431	(57)	500
Total interest expense	$1,429	$1,584	$2,740	$3,027

During the first half of fiscal 2026, total interest expense decreased to $2.7 billion from $3.0 billion for the same period in fiscal 2025, due to net gains on U.S. dollar interest rate swaps, partially offset by an increase on interest expense on debt and derivatives and a decrease in gains on foreign currency debt and swaps. During the second quarter of fiscal 2026, total interest expense decreased to $1.4 billion from $1.6 billion for the same period in fiscal 2025, due to net gains on U.S. dollar interest rate swaps, partially offset by losses on foreign currency debt and swaps and an increase on interest expense on debt and derivatives. Gains or losses on foreign currency debt and swaps, and U.S. dollar interest rate swaps, are primarily driven by changes in the valuation of the swaps. The increase in interest expense on debt and derivatives for the first half and second quarter of fiscal 2026 compared to the same periods in fiscal 2025, is primarily attributable to changes in interest rates.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $342 million and $170 million for the first half and second quarter of fiscal 2026, respectively, compared to $302 million and $136 million for the same period in fiscal 2025. The increase in investment and other income, net for the first half and second quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to higher average balances on our cash and cash equivalents.

Provision for Credit Losses

We recorded a provision for credit losses of $176 million and $131 million for the first half and second quarter of fiscal 2026, respectively, compared to $395 million and $206 million for the same periods in fiscal 2025. The decrease in the provision for credit losses for the first half and second quarter of fiscal 2026, compared to the same periods in fiscal 2025, was due to a decrease in the size in our retail loan portfolio as well as improvements in delinquencies and a decrease in charge-offs.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $682 million and $369 million for the first half and second quarter of fiscal 2026, respectively, compared to $659 million and $332 million for the same periods in fiscal 2025. The increase in operating and administrative expenses for the first half of fiscal 2026 compared to the same period in fiscal 2025, was due to higher employee and technology expenses, partially offset by lower general operating expenses. The increase in operating and administrative expenses for the second quarter of fiscal 2026 compared to the same period in fiscal 2025, was due to higher employee and technology expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
	2025	2024	Change	2025	2024	change
Contracts (units in thousands)
Issued	898	822	9%	1,790	1,651	8%
Average in force	12,019	11,168	8%	11,939	11,177	7%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$328	$300	9%	$648	$595	9%
Investment and other income, net	197	252	(22)%	387	309	25%
Revenues from voluntary protection operations	525	552	(5)%	1,035	904	14%
Expenses:
Voluntary protection contract expenses and insurance losses	179	161	11%	353	320	10%
Operating and administrative	120	121	(1)%	234	234	0%
Total expenses	299	282	6%	587	554	6%
Income before income taxes	226	270	(16)%	448	350	28%
Provision for income taxes	53	63	(16)%	104	81	28%
Net income from voluntary protection operations	$173	$207	(16)%	$344	$269	28%

Our voluntary protection operations reported net income of $344 million and $173 million for the first half and second quarter of fiscal 2026, respectively, compared to $269 million and $207 million for the same periods in fiscal 2025.

The increase in net income from voluntary protection operations for the first half of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $78 million increase in investment and other income, net and a $53 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $33 million increase in voluntary protection contract expenses and insurance losses and a $23 million increase in provision for income taxes.

The decrease in net income from voluntary protection operations for the second quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $55 million decrease in investment and other income, net, and an $18 million increase in voluntary protection contract expenses and insurance losses, partially offset by a $28 million increase in voluntary protection contract revenues and insurance earned premiums, and a $10 million decrease in provision for income taxes.

Contracts issued increased 8 percent and 9 percent for the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, due to higher issuances of all of our voluntary protection products. The average number of contracts in force increased 7 percent and 8 percent for the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, due to net growth in the voluntary protection portfolio, most notably in prepaid maintenance contracts, certified pre-owned vehicle limited warranties and vehicle service contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $648 million and $328 million for the first half and second quarter of fiscal 2026, respectively, compared to $595 million and $300 million for the same periods in fiscal 2025. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for the first half and second quarter of fiscal 2026, compared to the same periods in fiscal 2025, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio.

Investment and Other Income, Net

Our voluntary protection operations reported investment and other income, net of $387 million and $197 million for the first half and second quarter of fiscal 2026, respectively, compared to investment and other income, net of $309 million and $252 million for the same period in fiscal 2025. Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other income, net for the first half of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to gains from changes in fair value on our equity investments as a result of market volatility. The decrease in investment and other income, net for the second quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to lower gains from changes in fair value on our equity investments and available-for-sale debt securities for which fair value option was elected as result of market volatility.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $353 million and $179 million for the first half and second quarter of fiscal 2026, respectively, compared to $320 million and $161 million for the same period in fiscal 2025. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts, and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses for the first half and second quarter of fiscal 2026, compared to the same periods in fiscal 2025, was primarily due to an increase in frequency and severity of claims on our prepaid maintenance contracts, as well as an increase in the severity of claims in our vehicle service contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $234 million and $120 million for the first half and second quarter of fiscal 2026, respectively, compared to $234 million and $121 million for the same periods in fiscal 2025.

Provision for Income Taxes

Our provision for income taxes was $443 million and $190 million for the first half and second quarter of fiscal 2026, respectively, compared to $242 million and $137 million for the same periods in fiscal 2025. Our effective tax rate was 24 percent for both the first half and second quarter of fiscal 2026, as well as for the same periods in fiscal 2025. The change in the provision for income taxes for the first half and second quarter of fiscal 2026, compared to the same periods in fiscal 2025 was primarily due to the increase in income before income taxes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
(Units in thousands):	2025	2024	change	2025	2024	Change
Vehicle financing volume [1]:
New retail contracts	176	200	(12)%	337	418	(19)%
Used retail contracts	56	74	(24)%	116	164	(29)%
Lease contracts	87	111	(22)%	165	229	(28)%
Total	319	385	(17)%	618	811	(24)%

TMNA subvened vehicle financing volume [2]:
New retail contracts	130	112	16%	243	231	5%
Used retail contracts	12	13	(8)%	25	31	(19)%
Lease contracts	74	69	7%	142	140	1%
Total	216	194	11%	410	402	2%

Market share of TMNA sales [3]:	52.3%	55.4%		50.4%	56.9%

1
Total financing volume comprised of approximately 97 percent Toyota/Lexus and 3 percent private label/non-Toyota/Lexus for both the first half and second quarter of fiscal 2026. Total financing volume comprised of approximately 77 percent Toyota/Lexus and 23 percent private label/non-Toyota/Lexus for the first half of fiscal 2025. Total financing volume comprised of approximately 75 percent Toyota/Lexus and 25 percent private label/non-Toyota/Lexus/private label for the second quarter of fiscal 2025.
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

Our financing volume decreased 24 percent and 17 percent for the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, due to the MFS Transition, increased competition from other financial institutions, and continuous evaluation and refinement of purchasing practices.

Our market share of TMNA sales decreased approximately 7 percentage points and approximately 3 percentage points for the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, primarily due to increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	September 30,	March 31,	Percentage
(Dollars in millions)	2025	2025	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$82,604	$85,328	(3)%
Dealer financing, net [1]	17,224	16,421	5%
Total finance receivables, net	99,828	101,749	(2)%
Investments in operating leases, net	30,569	30,090	2%
Net earning assets	$130,397	$131,839	(1)%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,176	1,197	(2)%
Dealers outside of the Toyota/Lexus/private label dealer network	389	383	2%
Total number of dealers receiving wholesale financing	1,565	1,580	(1)%

1 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 19 percent and 12 percent for the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025. The decreases were primarily due to the MFS Transition, partially offset by an increase in new retail contract volume as a result of higher levels of subvention and other incentive programs.

Our used retail contracts decreased 29 percent and 24 percent for the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, primarily due to lower levels of subvention and other incentive programs, increased competition in the used vehicle marketplace, and continuous evaluation and refinement of purchasing practices.

Our retail finance receivables, net decreased 3 percent at September 30, 2025, as compared to March 31, 2025 primarily due to lower retail contracts outstanding.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 28 percent and 22 percent for the first half and second quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, primarily due to the MFS transition. Our investments in operating leases, net increased 2 percent at September 30, 2025, compared to March 31, 2025 primarily due to higher average vehicle values.

Dealer Financing and Earning Assets

Dealer financing, net increased 5 percent at September 30, 2025, as compared to March 31, 2025, primarily due to an increase in real estate and working capital.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Six months ended
	September 30,		Percentage	September 30,		Percentage
	2025	2024	change	2025	2024	change
Depreciation on operating leases (dollars in millions)	$1,060	$1,015	4%	$2,083	$2,049	2%
Average operating lease units outstanding (in thousands)	888	886	0%	889	893	0%

Depreciation expense on operating leases increased 2 percent and 4 percent for the first half and second quarter of fiscal 2026, compared to the same periods in fiscal 2025. The increase in depreciation on operating leases for the first half and second quarter of fiscal 2026, compared to the same periods in fiscal 2025, was due to higher average vehicle values.

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

The following table provides information related to our origination experience:

	September 30,	March 31,	September 30,
	2025	2025	2024
Average consumer portfolio origination FICO score	754	759	758
Average consumer retail loan origination term (months) [1]	69	69	69

1 Retail loan origination greater than or equal to 78 months was 11% as of September 30, 2025, March 31, 2025, and September 30, 2024.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2024 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	September 30,	March 31,	September 30,
	2025	2025	2024
Net charge-offs as a percentage of average finance receivables [1,5]	0.63%	0.72%	0.69%
Default frequency as a percentage of outstanding consumer finance receivables contracts	1.70%	1.59%	1.48%
Average consumer finance receivables loss severity per unit [2]	$13,055	$13,989	$13,871
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.65%	0.58%	0.78%
Operating leases	0.36%	0.37%	0.54%

1 The ratio for net charge-offs and the ratio for default frequency have been annualized using three-month results for the periods ended September 30, 2025 and 2024. Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

2 Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.

3 Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.

4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

5 Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Our net charge-offs as a percentage of average finance receivables for the first half of fiscal 2026 decreased to 0.63 percent from 0.69 percent for the same period in fiscal 2025. Our average finance receivables loss severity per unit for the first half of fiscal 2026 decreased to $13,055 from $13,871 in the same period in fiscal 2025. The decrease in net charge-offs and loss severity per unit is primarily due to a refinement of purchasing and collection activities and a decrease in full term charge offs.

Our default frequency as a percentage of outstanding finance receivable contracts increased to 1.70 percent for the first half of fiscal 2026, compared to 1.48 percent in the same period in fiscal 2025. The increase in default frequency was due to an increased volume of repossessed vehicles resulting from a refinement of collection activities.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.65 percent at September 30, 2025, compared to 0.78 percent at September 30, 2024, and 0.58 percent at March 31, 2025. Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.36 percent at September 30, 2025, compared to 0.54 percent at September 30, 2024, and 0.37 percent at March 31, 2025. The decrease in our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables and operating leases as of September 30, 2025, compared to September 30, 2024, was primarily due to our continuous evaluation and refinement of purchasing practices and collections activities.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in millions)	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$1,616	$1,705	$1,704	$1,684
Charge-offs	(215)	(237)	(393)	(435)
Recoveries	40	35	85	65
Provision for credit losses	131	206	176	395
Allowance for credit losses at end of period [1]	$1,572	$1,709	$1,572	$1,709

1 Ending balances as of September 30, 2025 and 2024 include $56 million and $53 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet lending commitments.

Our allowance for credit losses decreased by $137 million from September 30, 2024 to September 30, 2025, primarily due to a decrease in the size of our retail loan portfolio as well as improvements in delinquencies and decrease in charge-offs.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $7.1 billion to $12.5 billion with an average balance of $9.5 billion during the quarter ended September 30, 2025. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of September 30, 2025, was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of September 30, 2025, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2025 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	September 30, 2025			March 31, 2025
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,469	$17,251	4.36%	$17,494	$17,283	4.56%
U.S. medium term note ("MTN") program	49,730	49,576	4.17%	54,371	54,210	4.17%
Euro medium term note ("EMTN") program	16,685	16,594	3.11%	15,449	15,354	3.05%
Other debt	3,180	3,179	4.77%	3,182	3,181	4.95%
Total Unsecured notes and loans payable	87,064	86,600	4.03%	90,496	90,028	4.08%
Secured notes and loans payable	36,406	36,352	4.52%	37,765	37,717	4.53%
Total debt	$123,470	$122,952	4.17%	$128,261	$127,745	4.21%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other [1]	Total Unsecured notes and loans payable
Balance at March 31, 2025	$17,494	$54,371	$15,449	$3,182	$90,496
Issuances	-	6,630	832	250	7,712
Maturities and terminations	(25)	(11,271)	(230)	(252)	(11,778)
Non-cash changes in foreign currency rates	-	-	634	-	634
Balance at September 30, 2025	$17,469	$49,730	$16,685	$3,180	$87,064

1 Changes in Commercial paper and certain Other unsecured notes are shown net due to their short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $17.1 billion to $17.8 billion during the quarter ended September 30, 2025, with an average outstanding balance of $17.5 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

EMTN program

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets. In September 2025, the EMTN Issuers renewed the EMTN program for a one-year period. The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €60.0 billion or the equivalent in other currencies. The authorized amount is shared among all EMTN Issuers. The authorized aggregate principal amount under the EMTN program may be increased from time to time. Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement. Certain debt securities issued under the EMTN program are subject to negative pledge provisions. We are currently in compliance with these covenants.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2025	$37,765
Issuances	9,940
Maturities and terminations	(11,299)
Balance at September 30, 2025	$36,406

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2027. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of September 30, 2025 and March 31, 2025, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of September 30, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2026. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $4.3 billion and $5.8 billion of this facility as of September 30, 2025 and March 31, 2025, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of September 30, 2025, TMCC had committed bank credit facilities totaling $4.1 billion of which $2.0 billion, $1.7 billion, $200 million, and $200 million mature in fiscal years ending March 31, 2026, 2028, 2029, and 2031, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of September 30, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal year ending March 31, 2028. This credit facility was not drawn upon and had no outstanding balance as of September 30, 2025 and March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of September 30, 2025, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 5, 2025	By	/s/ Scott Cooke
Scott Cooke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By	/s/ Tellis Bethel
Tellis Bethel
Group Vice President and Chief Financial Officer (Principal Financial Officer)