Form 10-Q
period 2025-12-31
TOYOTA MOTOR CREDIT CORP
filed 2026-02-06
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of January 31, 2026, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended December 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Financing revenues:
Operating lease	$1,638	$1,589	$4,883	$4,649
Retail	1,498	1,511	4,501	4,418
Dealer	269	268	772	807
Total financing revenues	3,405	3,368	10,156	9,874
Depreciation on operating leases	1,105	1,012	3,188	3,061
Interest expense	1,448	1,414	4,171	4,441
Net financing revenues	852	942	2,797	2,372

Voluntary protection contract revenues and insurance earned premiums	334	303	982	898
Investment and other income, net	253	111	965	722
Net financing revenues and other revenues	1,439	1,356	4,744	3,992

Expenses:
Provision for credit losses	152	181	328	576
Operating and administrative	484	451	1,400	1,344
Voluntary protection contract expenses and insurance losses	173	159	526	479
Total expenses	809	791	2,254	2,399

Income before income taxes	630	565	2,490	1,593
Provision for income taxes	151	136	594	378

Net income	$479	$429	$1,896	$1,215

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$479	$429	$1,896	$1,215
Other comprehensive income, net of tax
Net unrealized gains (losses) on available-for-sale debt securities [net of tax benefit (provision) of $0, $6, ($2) and $1, respectively]	1	(21)	9	(4)
Reclassification of net gains realized on available-for-sale debt securities included in investment and other income, net [net of tax benefit (provision) of $0, $0, $0 and ($1), respectively]	-	-	1	2
Other comprehensive income (loss)	1	(21)	10	(2)
Comprehensive income	$480	$408	$1,906	$1,213

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	December 31,	March 31,
	2025	2025
ASSETS
Cash and cash equivalents	$6,808	$10,769
Restricted cash and cash equivalents	2,428	2,490
Investments in marketable securities	5,056	4,581
Finance receivables, net of allowance for credit losses of $1,476 and $1,644, respectively	101,192	101,749
Investments in operating leases, net	31,051	30,090
Other assets	6,342	5,615
Total assets	$152,877	$155,294

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$122,278	$127,745
Deferred income taxes	3,638	2,973
Other liabilities	7,812	7,333
Total liabilities	133,728	138,051

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, 2025 and March 31, 2025	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(46)	(56)
Retained earnings	18,278	16,382
Total shareholder's equity	19,149	17,243
Total liabilities and shareholder's equity	$152,877	$155,294

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	December 31,	March 31,
	2025	2025
ASSETS
Finance receivables, net	$33,258	$33,958
Investments in operating leases, net	10,184	10,722
Other assets	164	167
Total assets	$43,606	$44,847

LIABILITIES
Debt	$36,562	$37,717
Other liabilities	61	72
Total liabilities	$36,623	$37,789

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended December 31, 2025
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at September 30, 2025	$915	$2	$(47)	$17,799	$18,669

Net income	-	-	-	479	479
Other comprehensive income, net of tax	-	-	1	-	1
Balance at December 31, 2025	$915	$2	$(46)	$18,278	$19,149

	Nine months ended December 31, 2025
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2025	$915	$2	$(56)	$16,382	$17,243

Net income	-	-	-	1,896	1,896
Other comprehensive income, net of tax	-	-	10	-	10
Balance at December 31, 2025	$915	$2	$(46)	$18,278	$19,149

	Three months ended December 31, 2024
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at September 30, 2024	$915	$2	$(46)	$16,916	$17,787

Net income	-	-	-	429	429
Other comprehensive loss, net of tax	-	-	(21)	-	(21)
Balance at December 31, 2024	$915	$2	$(67)	$17,345	$18,195

	Nine months ended December 31, 2024
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2024	$915	$2	$(65)	$16,130	$16,982

Net income	-	-	-	1,215	1,215
Other comprehensive loss, net of tax	-	-	(2)	-	(2)
Balance at December 31, 2024	$915	$2	$(67)	$17,345	$18,195

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,896	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,256	3,128
Recognition of deferred income and fees	(1,334)	(1,165)
Provision for credit losses	328	576
Amortization of deferred costs	759	790
Foreign currency and other adjustments to the carrying value of financial instruments, net	744	(219)
Net gains from investments in marketable securities	(287)	(45)
Net change in:
Derivative assets	3	1
Other assets and accrued interest	(122)	(291)
Deferred income taxes	663	68
Derivative liabilities	(16)	17
Other liabilities	370	423
Net cash provided by operating activities	6,260	4,498

Cash flows from investing activities:
Purchase of investments in marketable securities	(599)	(544)
Proceeds from sales of investments in marketable securities	311	312
Proceeds from maturities of investments in marketable securities	114	93
Acquisition of finance receivables	(38,329)	(40,559)
Collection of finance receivables	39,504	37,754
Net change in certain wholesale receivables	(725)	247
Acquisition of investments in operating leases	(10,854)	(13,858)
Proceeds from disposals of investments in operating leases	7,030	9,138
Long-term loans to affiliates	(1,231)	(853)
Payments on long-term loans from affiliates	671	410
Net change in financing support provided to affiliates	-	39
Other, net	(59)	(41)
Net cash used in investing activities	(4,167)	(7,862)

Cash flows from financing activities:
Proceeds from issuance of debt	25,503	34,934
Payments on debt	(32,068)	(31,818)
Net change in commercial paper and other short-term financing	333	25
Net change in financing support provided by affiliates	116	(8)
Net cash (used in) provided by financing activities	(6,116)	3,133
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(4,023)	(231)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	13,259	10,821
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$9,236	$10,590
Supplemental disclosures:
Interest paid, net	$3,907	$3,612
Income taxes (received) paid, net	$(120)	$388

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three and nine months ended December 31, 2025 and 2024 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2025, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2026 (“fiscal 2026”).

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

Accounting Guidance Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), requiring more granular disclosure of the components of income taxes. This ASU is effective for us on March 31, 2026, with early adoption permitted. The guidance is only related to Income Taxes disclosure and will not have a material impact on our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies interim disclosure requirements and the applicability of Topic 270. This ASU is effective for us on April 1, 2028. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of December 31, 2025 and March 31, 2025, we held AFS debt securities for which the fair value option was elected of $910 million and $829 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $50 million and $61 million as of December 31, 2025 and March 31, 2025, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income, net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$918	$4	$(81)	$841
Foreign government and agency obligations	22	1	(1)	22
Municipal debt securities	7	1	(1)	7
Corporate debt securities	475	5	(30)	450
Mortgage-backed securities:
U.S. government agency	150	2	(3)	149
Non-agency residential	40	-	(1)	39
Non-agency commercial	50	-	(5)	45
Asset-backed securities	164	1	(2)	163
Total available-for-sale debt securities	$1,826	$14	$(124)	$1,716
Equity investments				3,340
Total investments in marketable securities				$5,056

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

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	December 31, 2025
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$111	$-	$513	$(81)	$624	$(81)
Foreign government and agency obligations	2	-	5	(1)	7	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	24	(1)	245	(29)	269	(30)
Mortgage-backed securities
U.S. government agency	6	-	37	(3)	43	(3)
Non-agency residential	-	-	7	(1)	7	(1)
Non-agency commercial	1	-	42	(5)	43	(5)
Asset-backed securities	7	-	32	(2)	39	(2)
Total available-for-sale debt securities	$151	$(1)	$883	$(123)	$1,034	$(124)

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

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of December 31, 2025 and March 31, 2025, management determined credit losses for securities in an unrealized loss position were not significant. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Available-for-sale debt securities:
Unrealized (losses) gains on securities for which the fair value option was elected	$(1)	$(34)	$11	$(7)
Realized gains (losses) on sales, net	$1	$(1)	$(4)	$(5)

Equity investments:
Unrealized gains (losses)	$30	$(109)	$281	$75
Realized losses on sales, net	$-	$(2)	$(1)	$(18)

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	December 31, 2025
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$78	$77
Due after 1 year through 5 years	403	396
Due after 5 years through 10 years	513	512
Due after 10 years	428	335
Mortgage-backed and asset-backed securities [1]	404	396
Total	$1,826	$1,716

1 Mortgage-backed and asset-backed securities are shown separately from other maturity groupings as these securities have multiple maturity dates.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 3 – Finance Receivables, Net

Finance receivables, net consists of the retail loan and dealer products portfolio segments and includes deferred origination costs, deferred income, and allowance for credit losses. Finance receivables, net also includes securitized retail receivables, which represent retail receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements, as discussed further in Note 8 – Variable Interest Entities. Cash flows from these securitized retail receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions. They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2025	2025
Retail receivables [1]	$84,753	$87,418
Dealer financing	18,648	16,521
	103,401	103,939

Deferred origination costs	1,090	1,227
Deferred income	(1,823)	(1,773)
Allowance for credit losses
Retail receivables	(1,350)	(1,544)
Dealer financing	(126)	(100)
Total allowance for credit losses	(1,476)	(1,644)
Finance receivables, net	$101,192	$101,749

1 Includes gross securitized retail receivables of $33.9 billion and $34.4 billion as of December 31, 2025 and March 31, 2025, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $404 million and $383 million as of December 31, 2025 and March 31, 2025, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2025
	2026	2025	2024	2023	2022	2021 and Prior	Total
Aging of finance receivables:
Current	$23,519	$24,401	$16,947	$9,423	$5,500	$2,009	$81,799
30-59 days past due	137	321	368	317	231	124	1,498
60-89 days past due	42	106	122	108	74	41	493
90 days or greater past due	20	53	54	48	33	22	230
Total	$23,718	$24,881	$17,491	$9,896	$5,838	$2,196	$84,020
Gross Charge-Offs	$9	$151	$186	$157	$84	$41	$628

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Total
Aging of finance receivables:
Current	$32,049	$24,235	$14,395	$9,095	$4,094	$941	$84,809
30-59 days past due	198	377	384	295	147	57	1,458
60-89 days past due	57	110	112	80	41	18	418
90 days or greater past due	24	48	50	35	18	12	187
Total	$32,328	$24,770	$14,941	$9,505	$4,300	$1,028	$86,872
Gross Charge-Offs	$31	$254	$304	$188	$72	$38	$887

The amortized cost of retail loan portfolio excludes accrued interest of $323 million and $313 million at December 31, 2025 and March 31, 2025, respectively. The preceding tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at December 31, 2025
	2026	2025	2024	2023	2022	2021 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$6,947	$6,947
Credit Watch	-	-	-	-	-	-	258	258
At Risk	-	-	-	-	-	-	46	46
Default	-	-	-	-	-	-	43	43
Wholesale total	$-	$-	$-	$-	$-	$-	$7,294	$7,294
Real estate
Performing	$1,908	$1,026	$492	$373	$483	$964	$421	$5,667
Credit Watch	39	23	19	-	7	2	-	90
At Risk	8	-	10	-	2	12	-	32
Default	4	11	42	11	24	17	-	109
Real estate total	$1,959	$1,060	$563	$384	$516	$995	$421	$5,898
Working capital
Performing	$725	$443	$250	$140	$125	$242	$3,442	$5,367
Credit Watch	19	23	30	1	1	-	4	78
At Risk	-	2	-	-	-	-	3	5
Default	-	-	-	-	3	-	3	6
Working capital total	$744	$468	$280	$141	$129	$242	$3,452	$5,456
Total	$2,703	$1,528	$843	$525	$645	$1,237	$11,167	$18,648

For the three and nine months ended December 31, 2025, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $81 million and $70 million at December 31, 2025 and March 31, 2025, respectively. As of December 31, 2025 and March 31, 2025, the amount of line-of-credit arrangements converted to term loans in each reporting period was not significant.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	December 31, 2025
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,498	$493	$230	$2,221	$81,799	$84,020	$144
Wholesale	-	-	-	-	7,294	7,294	-
Real estate	-	-	-	-	5,898	5,898	-
Working capital	-	-	-	-	5,456	5,456	-
Total	$1,498	$493	$230	$2,221	$100,447	$102,668	$144

	March 31, 2025
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,458	$418	$187	$2,063	$84,809	$86,872	$110
Wholesale	-	-	-	-	6,498	6,498	-
Real estate	-	-	-	-	5,184	5,184	-
Working capital	-	-	-	-	4,839	4,839	-
Total	$1,458	$418	$187	$2,063	$101,330	$103,393	$110

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

The amortized cost at December 31, 2025 and 2024 of the loans modified during the three and nine months ended December 31, 2025 and 2024 were not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were not significant for the three and nine months ended December 31, 2025 and 2024.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended December 31, 2025
	Retail loan	Dealer products	Total

Beginning balance, October 1, 2025	$1,387	$185	$1,572
Charge-offs	(235)	-	(235)
Recoveries	34	-	34
Provision for credit losses	164	(12)	152
Ending balance, December 31, 2025 ¹	$1,350	$173	$1,523

	Nine months ended December 31, 2025
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2025	$1,544	$160	$1,704
Charge-offs	(628)	-	(628)
Recoveries	119	-	119
Provision for credit losses	315	13	328
Ending balance, December 31, 2025 ¹	$1,350	$173	$1,523

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

Finance receivables for the dealer products portfolio segment as of December 31, 2025, includes $1.4 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $249 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of December 31, 2024, includes $1.3 billion in finance receivables that are guaranteed by TMNA, and $263 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, investment tax credits, and accumulated depreciation. Non-cash investing activities related to investment tax credits on investments in operating leases for the nine months ended December 31, 2025 and 2024 were $168 million and $393 million, respectively. Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 8 - Variable Interest Entities. Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions. They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2025	2025
Investments in operating leases [1]	$37,739	$36,523
Deferred income	(774)	(955)
Accumulated depreciation	(5,914)	(5,478)
Investments in operating leases, net	$31,051	$30,090

1 Includes gross securitized investments in operating leases of $12.9 billion and $13.6 billion as of December 31, 2025 and March 31, 2025, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at December 31, 2025, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	December 31, 2025		March 31, 2025
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$33,163	$155	$41,880	$363
Foreign currency swaps	5,406	443	3,497	132
Total	$38,569	$598	$45,377	$495

Counterparty netting		(187)		(207)
Collateral held		(368)		(242)
Carrying value of derivative contracts – Other assets		$43		$46

Other liabilities:
Interest rate swaps	$65,014	$33	$64,440	$31
Foreign currency swaps	5,680	320	7,026	717
Total	$70,694	$353	$71,466	$748

Counterparty netting		(187)		(207)
Collateral posted		(155)		(514)
Carrying value of derivative contracts – Other liabilities		$11		$27

We held excess collateral and variation margin of $7 million and $4 million as of December 31, 2025 and March 31, 2025, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. We posted initial margin, excess collateral, and variation margin of $266 million and $288 million as of December 31, 2025 and March 31, 2025, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Interest expense on debt	$1,345	$1,454	$4,110	$4,282
Interest expense (income) on derivatives	80	51	194	(46)
Interest expense on debt and derivatives	1,425	1,505	4,304	4,236

Losses (gains) on debt denominated in foreign currencies	27	(775)	651	(382)
(Gains) losses on foreign currency swaps	(5)	798	(728)	201
Losses (gains) on U.S. dollar interest rate swaps	1	(114)	(56)	386
Total interest expense	$1,448	$1,414	$4,171	$4,441

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	December 31, 2025			March 31, 2025
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$86,164	$85,716	3.94%	$90,496	$90,028	4.08%
Secured notes and loans payable	36,614	36,562	4.38%	37,765	37,717	4.53%
Total debt	$122,778	$122,278	4.08%	$128,261	$127,745	4.21%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments.

Weighted average contractual interest rates approximate the effective interest rates and certain debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amount outstanding under our commercial paper programs was $17.8 billion and $17.3 billion as of December 31, 2025 and March 31, 2025.

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

Note 7 – Debt and Credit Facilities (Continued)

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), a wholly owned subsidiary, and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal years ending March 31, 2027, 2029, and 2031, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of December 31, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2027. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.7 billion and $5.8 billion of this facility as of December 31, 2025 and March 31, 2025, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of December 31, 2025, TMCC had committed bank credit facilities totaling $4.1 billion, of which $485 million, $1.5 billion, $410 million, $1.5 billion, and $200 million mature in fiscal years ending March 31, 2026, 2027, 2028, 2029, and 2031, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring in fiscal year ending March 31, 2028. This credit facility was not drawn upon and had no outstanding balance as of December 31, 2025 and March 31, 2025.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	December 31, 2025
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,932	$33,258	$149	$29,638	$52
Investments in operating leases	496	10,184	15	6,924	9
Total	$2,428	$43,442	$164	$36,562	$61

	March 31, 2025
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,853	$33,958	$152	$30,448	$62
Investments in operating leases	637	10,722	15	7,269	10
Total	$2,490	$44,680	$167	$37,717	$72

Restricted cash and cash equivalents shown in the preceding tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the preceding tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion of securities retained by TMCC as of both December 31, 2025 and March 31, 2025. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Amounts due from non-consolidated variable interest entities at December 31, 2025 and March 31, 2025 and revenues earned from non-consolidated variable interest entities for three and nine months ended December 31, 2025 and 2024 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	December 31,	March 31,
	2025	2025
Commitments:
Credit facilities commitments with dealers	$3,379	$3,643
Commitments under operating lease agreements	262	228
Total commitments	3,641	3,871
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,741	$3,971

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

Lease Commitments

Our operating lease portfolio consists of real estate leases. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the preceding table include $49 million and $54 million for facilities leases with affiliates at December 31, 2025 and March 31, 2025, respectively.

Lease terms may contain renewal and extension options or early termination features. Generally, these options do not impact the lease term because TMCC is not reasonably certain that it will exercise the options. These lease agreements do not impose restrictions on our ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements, nor do they have residual value guarantees. We exclude from our Consolidated Balance Sheets, leases with a term equal to one year or less and do not separate non-lease components from our real estate leases. Total operating lease expense, including payments to affiliates, for the first nine months and third quarter of fiscal 2026 and fiscal 2025 were not significant.

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term. As of December 31, 2025 and March 31, 2025, operating lease liabilities and ROU assets related to our operating lease agreements for which we are the lessee were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2025 and March 31, 2025.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of December 31, 2025, we determined that it is not probable that we will be required to make any material payments in the future. As of December 31, 2025 and March 31, 2025, no amounts have been recorded under these indemnification provisions.

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

We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we also determine estimates of reasonable possibility of loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established. Based on available information and established accruals, we do not believe it is reasonably probable that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations as of December 31, 2025.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $151 million and $594 million for the three and nine months ended December 31, 2025, respectively, compared to $136 million and $378 million for the same periods in fiscal 2025. Our effective tax rate was 24 percent for both the three and nine months ended December 31, 2025, as well as for the same periods in fiscal 2025. The change in the provision for income taxes for the three and nine months ended December 31, 2025, compared to the same periods in fiscal 2025, was primarily due to the change in income before income taxes.

In July 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law. The Act permanently restores 100 percent bonus depreciation for property acquired and placed in-service after January 19, 2025, reestablishes and makes permanent current deductibility of domestic research and experimental expenditures incurred in tax years beginning after December 31, 2024, and modifies clean energy corporate tax provisions, including the termination of the qualified commercial clean vehicle credit for vehicles acquired after September 30, 2025, among other changes. The legislation has been incorporated into our fiscal 2026 tax positions and did not have a material impact on our income tax expense for the three and nine months ended December 31, 2025, and we do not expect it to materially change our effective income tax rate for fiscal 2026.

Tax-related Contingencies

As of December 31, 2025, we remain under IRS examination for fiscal 2018 through fiscal 2026.

We periodically review our uncertain tax positions. Our assessment is based on many factors including any ongoing IRS audits. For the three and nine months ended December 31, 2025, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the cumulative federal and state net operating loss carry forwards, deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of derivatives, and other deferred costs. The total deferred tax liability, net of these deferred tax assets, was $3.6 billion and $3.0 billion at December 31, 2025 and March 31, 2025, respectively. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

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

Except for the transaction noted above, there were no material changes to our related party agreements or relationships as described in our fiscal 2025 Form 10-K. The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Net financing revenues:
Manufacturer's subvention and other revenues	$294	$252	$850	$716
Depreciation on operating leases	$(3)	$3	$7	$24

Interest expense:
Credit support fees, interest and other expenses	$28	$29	$82	$86

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$44	$48	$150	$131

Investment and other income, net:
Interest and other income (loss), net	$40	$(3)	$144	$45

Expenses:
Operating and administrative	$30	$26	$93	$78

	December 31,	March 31,
	2025	2025
Assets:
Investments in marketable securities
Commercial paper	$-	$15

Finance receivables, net
Accounts receivable	$69	$73
Deferred retail subvention income	$(1,404)	$(1,170)

Investments in operating leases, net
Investments in operating leases, net	$(133)	$(100)
Deferred lease subvention income	$(507)	$(500)

Other assets
Notes receivable	$3,233	$2,651
Other receivables, net	$89	$96

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$487	$486
Other payables, net	$811	$831
Notes payable	$131	$15

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of December 31, 2025 and March 31, 2025, the subvention receivable from TMNA was $178 million and $106 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of both December 31, 2025 and March 31, 2025, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	December 31, 2025
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$839	$2	$-	$-	$841
Foreign government and agency obligations	-	22	-	-	22
Municipal debt securities	-	7	-	-	7
Corporate debt securities	-	450	-	-	450
Mortgage-backed securities:
U.S. government agency	-	149	-	-	149
Non-agency residential	-	28	11	-	39
Non-agency commercial	-	37	8	-	45
Asset-backed securities	-	93	70	-	163
Available-for-sale debt securities total	839	788	89	-	1,716
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value [1]					1,108
Total return bond funds	813	-	-	-	813
Equity mutual funds	1,419	-	-	-	1,419
Equity investments total	2,232	-	-	-	3,340
Investments in marketable securities total	3,071	788	89	-	5,056
Derivative assets:
Interest rate swaps	-	155	-	-	155
Foreign currency swaps	-	443	-	-	443
Counterparty netting and collateral	-	-	-	(555)	(555)
Derivative assets total	-	598	-	(555)	43
Assets at fair value	3,071	1,386	89	(555)	5,099
Derivative liabilities:
Interest rate swaps	-	(33)	-	-	(33)
Foreign currency swaps	-	(320)	-	-	(320)
Counterparty netting and collateral	-	-	-	342	342
Liabilities at fair value	-	(353)	-	342	(11)
Net assets at fair value	$3,071	$1,033	$89	$(213)	$5,088

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025, or Consolidated Statements of Income for the three and nine months ended December 31, 2025 and 2024.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of December 31, 2025 and March 31, 2025.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	December 31, 2025
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$82,985	$-	$-	$85,791	$85,791
Wholesale	7,312	-	-	7,332	7,332
Real estate	5,865	-	-	5,980	5,980
Working capital	5,354	-	-	5,392	5,392

Financial liabilities
Unsecured notes and loans payable	$85,716	$-	$85,550	$-	$85,550
Secured notes and loans payable	36,562	-	36,806	-	36,806

	March 31, 2025
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$85,633	$-	$-	$87,910	$87,910
Wholesale	6,512	-	-	6,538	6,538
Real estate	5,160	-	-	5,215	5,215
Working capital	4,745	-	-	4,727	4,727

Financial liabilities
Unsecured notes and loans payable	$90,028	$-	$89,196	$-	$89,196
Secured notes and loans payable	37,717	-	37,755	-	37,755

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

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended December 31, 2025
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total
Total financing revenues	$3,405	$-	$-	$3,405
Depreciation on operating leases	1,105	-	-	1,105
Interest expense	1,457	-	(9)	1,448
Net financing revenues	843	-	9	852

Voluntary protection contract revenues and insurance earned premiums	-	334	-	334
Investment and other income, net	152	110	(9)	253
Net financing and other revenues	995	444	-	1,439

Expenses:
Provision for credit losses	152	-	-	152
Operating and administrative	364	120	-	484
Voluntary protection contract expenses and insurance losses	-	173	-	173
Total expenses	516	293	-	809

Income before income taxes	479	151	-	630
Provision for income taxes	116	35	-	151

Net income	$363	$116	$-	$479

	Nine months ended December 31, 2025
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total
Total financing revenues	$10,156	$-	$-	$10,156
Depreciation on operating leases	3,188	-	-	3,188
Interest expense	4,197	-	(26)	4,171
Net financing revenues	2,771	-	26	2,797

Voluntary protection contract revenues and insurance earned premiums	-	982	-	982
Investment and other income, net	494	497	(26)	965
Net financing and other revenues	3,265	1,479	-	4,744

Expenses:
Provision for credit losses	328	-	-	328
Operating and administrative	1,046	354	-	1,400
Voluntary protection contract expenses and insurance losses	-	526	-	526
Total expenses	1,374	880	-	2,254

Income before income taxes	1,891	599	-	2,490
Provision for income taxes	455	139	-	594

Net income	$1,436	$460	$-	$1,896

Total assets at December 31, 2025	$144,720	$9,211	$(1,054)	$152,877

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

(Dollars in millions)

(Unaudited)

Note 13 – Segment Information (Continued)

Voluntary protection operations – Contract revenues

For the three and nine months ended December 31, 2025 and 2024, approximately 87 percent and 86 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three and nine months ended December 31, 2025 and 2024.

We had $3.4 billion and $3.1 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024, respectively. We recognized $215 million and $730 million of the unearned amounts in voluntary protection contract revenues in our Consolidated Statements of Income during the three and nine months ended December 31, 2025, respectively, compared to $239 million and $705 million during the same periods in fiscal 2025. As of December 31, 2025, we had unearned voluntary protection contract revenues of $3.6 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $319 million during fiscal 2026, and $3.3 billion thereafter. At December 31, 2024, we had unearned voluntary protection contract revenues of $3.3 billion associated with outstanding contracts.

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

Fiscal 2026 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2026 (“fiscal 2026”), the U.S. economy continued to experience uncertainties surrounding geopolitical events, international trade policy, taxation policy, and the future path of monetary policy which impact the outlook for future economic growth. The imposition, or potential imposition, of tariffs and the expansion of import fees across various nations could continue to disrupt supply chains, increase costs, and limit market access, further complicating the economic outlook. Automotive industry specific tariffs could continue to impact costs of automotive suppliers and manufacturers, which may change levels of production and availability of new vehicles, as well as increase consumer costs and lower consumer demand. Changes in the economy that adversely impact the volume of Toyota and Lexus vehicles produced or sold in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

Industry-wide vehicle sales and sales incentives in the U.S. increased during the first nine months of fiscal 2026, as compared to the same period in fiscal 2025; however, our market share of TMNA sales decreased approximately 4 percentage points for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, primarily due to increased competition from other financial institutions.

Average used vehicle values during the first nine months of fiscal 2026 were relatively consistent and remained elevated compared to historic levels.

While global capital markets experienced some volatility in response to proposed changes in trade policy and concerns about the growth prospects of the U.S. and global economies during the first nine months of fiscal 2026, we continue to maintain broad global access to both domestic and international markets. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

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

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2025	2024	2025	2024
Net income:
Finance operations [1]	$363	$462	$1,436	$979
Voluntary protection operations [1]	116	(33)	460	236
Total net income	$479	$429	$1,896	$1,215

1 Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $1.9 billion and $479 million for the first nine months and third quarter of fiscal 2026, respectively, compared to $1.2 billion and $429 million for the same periods in fiscal 2025.

The increase in net income for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $282 million increase in total financing revenues, a $270 million decrease in interest expense, a $248 million decrease in provision for credit losses, a $243 million increase in investment and other income, net, and a $84 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $216 million increase in provision for income taxes, a $127 million increase in depreciation on operating leases, and a $56 million increase in operating and administrative expense.

The increase in net income for the third quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $142 million increase in investment and other income, net, a $37 million increase in total financing revenues, a $31 million increase in voluntary protection contract revenues and insurance earned premiums, and a $29 million decrease in provision for credit losses, partially offset by a $93 million increase in depreciation on operating leases, a $34 million increase in interest expense, a $33 million increase in operating and administrative expense, and a $15 million increase in provision for income taxes.

Our overall capital position increased $1.9 billion, bringing total shareholder’s equity to $19.1 billion at December 31, 2025 as compared to $17.2 billion at March 31, 2025. Our debt decreased to $122.3 billion at December 31, 2025 from $127.7 billion at March 31, 2025. Our debt-to-equity ratio decreased to 6.4 at December 31, 2025 from 7.4 at March 31, 2025.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2025	2024	Change	2025	2024	change
Financing revenues:
Operating lease	$1,638	$1,589	3%	$4,883	$4,649	5%
Retail	1,498	1,511	(1)%	4,501	4,418	2%
Dealer	269	268	0%	772	807	(4)%
Total financing revenues	3,405	3,368	1%	10,156	9,874	3%
Depreciation on operating leases	1,105	1,012	9%	3,188	3,061	4%
Interest expense	1,457	1,414	3%	4,197	4,441	(5)%
Net financing revenues	843	942	(11)%	2,771	2,372	17%
Investment and other income, net	152	183	(17)%	494	485	2%
Net financing and other revenues	995	1,125	(12)%	3,265	2,857	14%
Expenses:
Provision for credit losses	152	181	(16)%	328	576	(43)%
Operating and administrative	364	335	9%	1,046	994	5%
Total expenses	516	516	0%	1,374	1,570	(12)%
Income before income taxes	479	609	(21)%	1,891	1,287	47%
Provision for income taxes	116	147	(21)%	455	308	48%

Net income from finance operations	$363	$462	(21)%	$1,436	$979	47%

Our finance operations reported net income of $1.4 billion and $363 million for the first nine months and third quarter of fiscal 2026, respectively, compared to $979 million and $462 million for the same periods in fiscal 2025.

The increase in net income from finance operations for the first nine months of fiscal 2026, compared to the same period in fiscal 2025 was primarily due to a $282 million increase in total financing revenues, a $248 million decrease in provision for credit losses, a $244 million decrease in interest expense, and a $9 million increase in investment and other income, net, partially offset by a $147 million increase in provision for income taxes, a $127 million increase in depreciation on operating leases, and a $52 million increase in operating and administrative expenses. The decrease in net income from finance operations for the third quarter of fiscal 2026, compared to the same period in fiscal 2025 was due to a $93 million increase in depreciation on operating leases, a $43 million increase in interest expense, and a $31 million decrease in investment and other income, net and a $29 million increase in operating and administrative expenses, partially offset by a $37 million increase in total financing revenues, a $31 million decrease in provision for income taxes, and a $29 million decrease in provision for credit losses.

Financing Revenues

Total financing revenues increased 3 percent and 1 percent during the first nine months and third quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025 due to the following:

•
Operating lease revenues increased 5 percent and 3 percent for the first nine months and third quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, primarily due to higher average outstanding earning asset balances.
•
Retail financing revenues increased 2 percent for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, due to higher yields, partially offset by lower average outstanding earning asset balances. Retail financing revenues remained relatively consistent for the third quarter of fiscal 2026, compared to the same period in fiscal 2025.
•
Dealer financing revenues decreased 4 percent for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, due to lower yields, partially offset by higher average outstanding earning asset balances. Dealer financing revenues remained relatively consistent for the third quarter of fiscal 2026, compared to the same period in fiscal 2025.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 7.0 percent and 6.9 percent for the first nine months and third quarter of fiscal 2026, respectively, compared to 6.8 percent and 7.0 percent for the same periods in fiscal 2025.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $3.2 billion and $1.1 billion for the first nine months and third quarter of fiscal 2026, respectively, compared to $3.1 billion and $1.0 billion for the same periods in fiscal 2025. The increase in depreciation on operating leases for the first nine months and third quarter of fiscal 2026, compared to the same periods in fiscal 2025, was primarily due to higher expected residual value losses.

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

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2025	2024	2025	2024
Interest expense on debt	$1,354	$1,454	$4,136	$4,282
Interest expense (income) on derivatives	80	51	194	(46)
Interest expense on debt and derivatives	1,434	1,505	4,330	4,236

Losses (gains) on debt denominated in foreign currencies	27	(775)	651	(382)
(Gains) losses on foreign currency swaps	(5)	798	(728)	201
Losses (gains) on foreign currency debt and swaps	22	23	(77)	(181)

Losses (gains) on U.S. dollar interest rate swaps	1	(114)	(56)	386
Total interest expense	$1,457	$1,414	$4,197	$4,441

During the first nine months of fiscal 2026, total interest expense decreased to $4.2 billion from $4.4 billion for the same period in fiscal 2025. The decrease in interest expense for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, was due to net gains on U.S. dollar interest rate swaps, partially offset by a decrease in gains on foreign currency debt and swaps and an increase on interest expense on debt and derivatives.

During the third quarter of fiscal 2026, total interest expense increased to $1.5 billion from $1.4 billion for the same period in fiscal 2025. The increase in interest expense for the third quarter of fiscal 2026, compared to the same period in fiscal 2025, was due to net losses on U.S. dollar interest rate swaps, partially offset by a decrease on interest expense on debt and derivatives and a decrease in losses on foreign currency debt and swaps.

The increase in interest expense on debt and derivatives for the first nine months of fiscal 2026 and the decrease for the third quarter of fiscal 2026, compared to the same periods in fiscal 2025, are primarily attributable to change in interest rates and average debt outstanding. Gains or losses on foreign currency debt and swaps, and U.S. dollar interest rate swaps, are primarily driven by changes in the valuation of the swaps.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $494 million and $152 million for the first nine months and third quarter of fiscal 2026, respectively, compared to $485 million and $183 million for the same periods in fiscal 2025. The increase in investment and other income, net for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to higher affiliate service fee revenue and higher affiliate note receivable balances, partially offset by lower average balances on our cash and cash equivalents. The decrease in investment and other income, net for the third quarter of fiscal 2026 compared to the same period in fiscal 2025, was due to lower average balances on our cash and cash equivalents, partially offset by higher affiliate service fee revenue and higher affiliate note receivable balances.

Provision for Credit Losses

We recorded a provision for credit losses of $328 million and $152 million for the first nine months and third quarter of fiscal 2026, respectively, compared to $576 million and $181 million for the same periods in fiscal 2025. The decrease in the provision for credit losses for the first nine months and third quarter of fiscal 2026, compared to the same periods in fiscal 2025, was due to a decrease in the size in our retail loan portfolio as well as improvements in delinquencies and a decrease in charge-offs.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1.0 billion and $364 million for the first nine months and third quarter of fiscal 2026, respectively, compared to $994 million and $335 million for the same periods in fiscal 2025. The increase in operating and administrative expenses for the first nine months of fiscal 2026 compared to the same period in fiscal 2025, was due to higher employee and technology expenses, partially offset by lower general operating expenses. The increase in operating and administrative expenses for the third quarter of fiscal 2026 compared to the same period in fiscal 2025, was due to higher employee and technology expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2025	2024	Change	2025	2024	change
Contracts (units in thousands)
Issued	860	839	3%	2,650	2,491	6%
Average in force	12,157	11,535	5%	12,011	11,288	6%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$334	$303	10%	$982	$898	9%
Investment and other income (loss), net	110	(72)	(253)%	497	237	110%
Revenues from voluntary protection operations	444	231	92%	1,479	1,135	30%
Expenses:
Voluntary protection contract expenses and insurance losses	173	159	9%	526	479	10%
Operating and administrative	120	116	3%	354	350	1%
Total expenses	293	275	7%	880	829	6%
Income (loss) before income taxes	151	(44)	(443)%	599	306	96%
Provision (benefit) for income taxes	35	(11)	(418)%	139	70	99%
Net income (loss) from voluntary protection operation	$116	$(33)	(452)%	$460	$236	95%

Our voluntary protection operations reported net income of $460 million and $116 million for the first nine months and third quarter of fiscal 2026, respectively, compared to net income of $236 million and net loss of $33 million for the same periods in fiscal 2025.

The increase in net income from voluntary protection operations for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $260 million increase in investment and other income (loss), net and a $84 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $69 million increase in provision for income taxes, and a $47 million increase in voluntary protection contract expenses and insurance losses.

The increase in net income from voluntary protection operations for the third quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to a $182 million increase in investment and other income (loss), net and a $31 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $46 million increase in provision for income taxes, and a $14 million increase in voluntary protection contract expenses and insurance losses.

Contracts issued increased 6 percent for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, due to higher issuances of most of our voluntary protection products. Contracts issued increased 3 percent for the third quarter of fiscal 2026, compared to the same period in fiscal 2025, primarily due to higher issuances of prepaid maintenance contracts. The average number of contracts in force increased 6 percent and 5 percent for the first nine months and third quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, due to net growth in the voluntary protection product portfolio most notably in prepaid maintenance contracts, certified pre-owned vehicle limited warranties and vehicle service contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $982 million and $334 million for the first nine months and third quarter of fiscal 2026, respectively, compared to $898 million and $303 million for the same periods in fiscal 2025. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for the first nine months and third quarter of fiscal 2026, compared to the same periods in fiscal 2025, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio.

Investment and Other (Loss) Income, Net

Our voluntary protection operations reported investment and other income, net of $497 million and $110 million for the first nine months and third quarter of fiscal 2026, respectively, compared to investment and other income, net of $237 million and investment and other loss, net of $72 million for the same periods in fiscal 2025. Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other income, net for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to gains from changes in fair value on our equity investments as a result of market volatility. The increase in investment and other income, net for the third quarter of fiscal 2026, compared to the same period in fiscal 2025, was primarily due to gains from changes in fair value on our equity investments and lower losses from changes in fair value on our available-for-sale debt securities for which fair value option was elected as result of market volatility.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $526 million and $173 million for the first nine months and third quarter of fiscal 2026, respectively, compared to $479 million and $159 million for the same periods in fiscal 2025. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts, and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses for the first nine months and third quarter of fiscal 2026, compared to the same periods in fiscal 2025, was primarily due to an increase in frequency and severity of claims on our prepaid maintenance contracts, as well as an increase in the severity of claims on our vehicle service contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $354 million and $120 million for the first nine months and third quarter of fiscal 2026, respectively, compared to $350 million and $116 million for the same periods in fiscal 2025.

Provision for Income Taxes

Our provision for income taxes was $594 million and $151 million for the first nine months and third quarter of fiscal 2026, respectively, compared to $378 million and $136 million for the same periods in fiscal 2025. Our effective tax rate was 24 percent for both the first nine months and third quarter of fiscal 2026, as well as for the same periods in fiscal 2025. The change in the provision for income taxes for the first nine months and third quarter of fiscal 2026, compared to the same periods in fiscal 2025 was primarily due to the increase in income before income taxes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
(Units in thousands):	2025	2024	change	2025	2024	Change
Vehicle financing volume [1]:
New retail contracts	192	207	(7)%	529	625	(15)%
Used retail contracts	59	70	(16)%	175	234	(25)%
Lease contracts	80	112	(29)%	245	341	(28)%
Total	331	389	(15)%	949	1,200	(21)%

TMNA subvened vehicle financing volume [2]:
New retail contracts	148	125	18%	391	356	10%
Used retail contracts	16	16	0%	41	47	(13)%
Lease contracts	71	77	(8)%	213	217	(2)%
Total	235	218	8%	645	620	4%

Market share of TMNA sales [3]:	52.8%	52.6%		51.2%	55.4%

1
Total financing volume comprised of approximately 97 percent Toyota/Lexus and 3 percent private label/non-Toyota/Lexus for both the first nine months and third quarter of fiscal 2026. Total financing volume comprised of approximately 78 percent Toyota/Lexus and 22 percent private label/non-Toyota/Lexus for the first nine months of fiscal 2025. Total financing volume comprised of approximately 79 percent Toyota/Lexus and 21 percent private label/non-Toyota/Lexus for the third quarter of fiscal 2025.
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

Our financing volume decreased 21 percent and 15 percent for the first nine months and third quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, due to the MFS Transition, increased competition from other financial institutions, and continuous evaluation and refinement of purchasing practices.

Our market share of TMNA sales decreased approximately 4 percentage points for the first nine months of fiscal 2026, compared to the same period in fiscal 2025, primarily due to increased competition from other financial institutions. For the third quarter of fiscal 2026, our market share of TMNA sales was relatively consistent, compared to the same period in fiscal 2025.

The composition of our net earning assets is summarized below:

	December 31,	March 31,	Percentage
(Dollars in millions)	2025	2025	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$82,670	$85,328	(3)%
Dealer financing, net [1]	18,522	16,421	13%
Total finance receivables, net	101,192	101,749	(1)%
Investments in operating leases, net	31,051	30,090	3%
Net earning assets	$132,243	$131,839	0%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,174	1,197	(2)%
Dealers outside of the Toyota/Lexus/private label dealer network	413	383	8%
Total number of dealers receiving wholesale financing	1,587	1,580	0%

1 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 15 percent and 7 percent for the first nine months and third quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025. The decreases were primarily due to the MFS Transition, partially offset by an increase in new retail contract volume as a result of higher levels of subvention and other incentive programs.

Our used retail contracts decreased 25 percent and 16 percent for the first nine months and third quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, primarily due to increased competition in the used vehicle marketplace, and continuous evaluation and refinement of purchasing practices.

Our retail finance receivables, net decreased 3 percent at December 31, 2025, as compared to March 31, 2025 primarily due to lower retail contracts outstanding.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 28 percent and 29 percent for the first nine months and third quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025, primarily due to the MFS transition. Our investments in operating leases, net increased 3 percent at December 31, 2025, compared to March 31, 2025 primarily due to higher average vehicle costs and units outstanding due to acquisitions outpacing maturities.

Dealer Financing and Earning Assets

Dealer financing, net increased 13 percent at December 31, 2025, as compared to March 31, 2025, due to an increase in wholesale, real estate, and working capital.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2025	2024	change	2025	2024	change
Depreciation on operating leases (dollars in millions)	$1,105	$1,012	9%	$3,188	$3,061	4%
Average operating lease units outstanding (in thousands)	894	887	1%	891	892	0%

Depreciation expense on operating leases increased 4 percent and 9 percent for the first nine months and third quarter of fiscal 2026, respectively, compared to the same periods in fiscal 2025. The increase in depreciation on operating leases for the first nine months and third quarter of fiscal 2026, compared to the same periods in fiscal 2025, was primarily due to higher expected residual value losses.

Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

Origination, Credit Loss, and Delinquency Experience

Our credit loss experience may be affected by a number of factors including the economic environment, our purchasing, servicing and collections practices, used vehicle market conditions and subvention. Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could increase our credit losses. In addition, a decline in the effectiveness of our collection practices could also increase our credit losses. We continuously evaluate and refine our purchasing practices and collection efforts to optimally manage credit risk. In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.

The following table provides information related to our origination experience:

	December 31,	March 31,	December 31,
	2025	2025	2024
Average consumer portfolio origination FICO score	754	759	759
Average consumer retail loan origination term (months) [1]	69	69	69

1 Retail loan origination greater than or equal to 78 months was 11% as of December 31, 2025, March 31, 2025, and December 31, 2024.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2025 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our finance receivables and investment in operating leases:

	December 31,	March 31,	December 31,
	2025	2025	2024
Net charge-offs as a percentage of average finance receivables [1,5]	0.66%	0.72%	0.71%
Default frequency as a percentage of outstanding consumer finance receivables contracts	1.65%	1.59%	1.52%
Average consumer finance receivables loss severity per unit [2]	$13,506	$13,989	$14,081
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4,5]
Finance receivables	0.70%	0.58%	0.71%
Operating leases	0.42%	0.37%	0.49%

1 The ratio for net charge-offs and the ratio for default frequency have been annualized using nine-month results for the periods ended December 31, 2025 and 2024. Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

2 Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.

3 Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.

4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

5 Excludes accrued interest from average finance receivables.

Management considers historical credit loss information when assessing the allowance for credit losses. Historical credit losses are primarily driven by two factors: default frequency and loss severity. Our net charge-offs as a percentage of average finance receivables for the first nine months of fiscal 2026 decreased to 0.66 percent from 0.71 percent for the same period in fiscal 2025. Our average finance receivables loss severity per unit for the first nine months of fiscal 2026 decreased to $13,506 from $14,081 in the same period in fiscal 2025. The decrease in net charge-offs and loss severity per unit is primarily due to a refinement of purchasing and collection activities as well as improvements in general macroeconomic conditions.

Our default frequency as a percentage of outstanding finance receivable contracts increased to 1.65 percent for the first nine months of fiscal 2026, compared to 1.52 percent in the same period in fiscal 2025. The increase in default frequency was due to an increased volume of repossessed vehicles resulting from a refinement of collection activities.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.70 percent at December 31, 2025, compared to 0.71 percent at December 31, 2024, and 0.58 percent at March 31, 2025. Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.42 percent at December 31, 2025, compared to 0.49 percent at December 31, 2024, and 0.37 percent at March 31, 2025. The decrease in our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables and operating leases as of December 31, 2025, compared to December 31, 2024, was primarily due to our continuous evaluation and refinement of purchasing practices and collections activities.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in millions)	2025	2024	2025	2024
Allowance for credit losses at beginning of period	$1,572	$1,709	$1,704	$1,684
Charge-offs	(235)	(231)	(628)	(666)
Recoveries	34	37	119	102
Provision for credit losses	152	181	328	576
Allowance for credit losses at end of period [1]	$1,523	$1,696	$1,523	$1,696

1 Ending balances as of December 31, 2025 and 2024 include $47 million and $50 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet lending commitments.

Our allowance for credit losses decreased by $173 million from December 31, 2024 to December 31, 2025, primarily due to a decrease in the size of our retail loan portfolio as well as improvements in delinquencies and decrease in charge-offs.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $6.0 billion to $9.5 billion with an average balance of $7.4 billion during the quarter ended December 31, 2025. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of December 31, 2025, was not drawn upon and had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of December 31, 2025, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2025 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	December 31, 2025			March 31, 2025
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,982	$17,766	4.13%	$17,494	$17,283	4.56%
U.S. medium term note ("MTN") program	48,880	48,734	4.13%	54,371	54,210	4.17%
Euro medium term note ("EMTN") program	16,258	16,172	3.08%	15,449	15,354	3.05%
Other debt	3,044	3,044	4.39%	3,182	3,181	4.95%
Total Unsecured notes and loans payable	86,164	85,716	3.94%	90,496	90,028	4.08%
Secured notes and loans payable	36,614	36,562	4.38%	37,765	37,717	4.53%
Total debt	$122,778	$122,278	4.08%	$128,261	$127,745	4.21%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other [1]	Total Unsecured notes and loans payable
Balance at March 31, 2025	$17,494	$54,371	$15,449	$3,182	$90,496
Issuances	488	9,605	1,019	250	11,362
Maturities and terminations	-	(15,096)	(871)	(388)	(16,355)
Non-cash changes in foreign currency rates	-	-	661	-	661
Balance at December 31, 2025	$17,982	$48,880	$16,258	$3,044	$86,164

1 Changes in Commercial paper and certain Other unsecured notes are shown net due to their short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $17.4 billion to $18.3 billion during the quarter ended December 31, 2025, with an average outstanding balance of $17.8 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2025	$37,765
Issuances	14,700
Maturities and terminations	(15,851)
Balance at December 31, 2025	$36,614

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

We service the Securitized Assets in accordance with our customary servicing practices and procedures. Our servicing duties include collecting payments on Securitized Assets and submitting them to a trustee for distribution to security holders and other interest holders. We prepare monthly servicer certificates on the performance of the Securitized Assets, including collections, investor distributions, delinquencies, and credit losses. We also perform administrative services for special purpose entities.

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2027. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of December 31, 2025 and March 31, 2025, we did not have any outstanding lease securitization transactions registered with the SEC.

Credit Facilities and Letters of Credit

For additional liquidity purposes, we maintain credit facilities, which may be used for general corporate purposes, as described below:

364-Day Credit Agreement, Three-Year Credit Agreement and Five-Year Credit Agreement

TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates are party to a $5.0 billion 364-day syndicated bank credit facility, a $5.0 billion three-year syndicated bank credit facility, and a $5.0 billion five-year syndicated bank credit facility, expiring in fiscal years ending March 31, 2027, 2029 and 2031, respectively.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of December 31, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2027. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $3.7 billion and $5.8 billion of this facility as of December 31, 2025 and March 31, 2025, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of December 31, 2025, TMCC had committed bank credit facilities totaling $4.1 billion of which $485 million, $1.5 billion, $410 million, $1.5 billion, and $200 million mature in fiscal years ending March 31, 2026, 2027, 2028, 2029, and 2031, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of December 31, 2025 and March 31, 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion three-year revolving credit facility with TMS expiring in fiscal year ending March 31, 2028. This credit facility was not drawn upon and had no outstanding balance as of December 31, 2025 and March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of December 31, 2025, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

364 Day Credit Agreement, dated as of November 14, 2025, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

(3)

10.2

Three Year Credit Agreement, dated as of November 14, 2025, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

(4)

10.3

Five Year Credit Agreement, dated as of November 14, 2025, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Kreditbank GmbH, and Toyota Finance Australia Limited, as Borrowers, the lenders party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents and Swing Line Lenders, and MUFG Bank, Ltd., as a Syndication Agent.

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

(3) Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed November 18, 2025, Commission File Number 1-9961.

(4) Incorporated herein by reference to Exhibit 10.2, filed with our Current Report on Form 8-K filed November 18, 2025, Commission File Number 1-9961.

(5) Incorporated herein by reference to Exhibit 10.3, filed with our Current Report on Form 8-K filed November 18, 2025, Commission File Number 1-9961.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 6, 2026	By	/s/ Scott Cooke
Scott Cooke
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2026	By	/s/ Tellis Bethel
Tellis Bethel
Group Vice President and Chief Financial Officer (Principal Financial Officer)