Form 10-K
period 2026-03-31
TOYOTA MOTOR CREDIT CORP
filed 2026-06-02
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

As of April 30, 2026, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Documents incorporated by reference: None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2026

PART I

ITEM 1. BUSINESS

GENERAL

Toyota Motor Credit Corporation (“TMCC”) was incorporated in California in 1982 and commenced operations in 1983. References herein to the “Company”, “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries. We are wholly-owned by Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide financial services operations. TMCC is marketed under the brands of Toyota Financial Services, Lexus Financial Services, and Bass Pro Shops Financial Services.

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
•
Voluntary Protection Operations - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide underwriting and claims administration for voluntary vehicle and payment protection products sold by dealers in the U.S. Our voluntary vehicle and payment protection products include prepaid maintenance, vehicle service, guaranteed auto protection, certified pre-owned limited warranties, tire and wheel protection, key replacement protection and excess wear and use contracts (“voluntary protection products”). TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.

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

In fiscal 2025, TMCC transitioned the origination and financing of new automotive finance and lease contracts under the Mazda Financial Services (“MFS”) Agreement to Toyota Financial Savings Bank (“TFSB”), a Nevada thrift company owned by TFSIC and an unconsolidated affiliate of TMCC (the “MFS Transition”). No existing TMCC private label assets or liabilities were transitioned to or acquired by TFSB and no significant costs were incurred in connection with the MFS Transition. In connection with the MFS Transition, TMCC entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB. TMCC continues to service these contracts under the brand "Mazda Financial Services". TMCC continues to offer voluntary protection products to MFS customers.

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

FINANCE OPERATIONS

The table below summarizes our financing revenues by product:

	Years ended March 31,
	2026	2025	2024
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	25%	24%	26%
Retail	64%	65%	63%
Dealer	11%	11%	11%
Financing revenues, net of depreciation	100%	100%	100%

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

We use an online collection and auto dialer system that prioritizes collection efforts and signals our collections personnel to make telephone contact with delinquent customers. We also use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods based on behavioral scoring models (which analyze borrowers’ payment behavior and credit bureau attributes to predict future credit loss risk). We generally determine whether to commence repossession efforts after an account is approximately 80 days past due. Repossessed vehicles are held for sale to comply with statutory requirements and then sold at private auctions unless public auctions are required by state law. Any unpaid amounts remaining after the repossessed vehicle is sold or after taking the full balance charge-off are pursued by us to the extent practical and legally permissible. Any surplus amounts remaining after recovery fees, disposition costs, and other expenses have been paid, and after any reserve charge-backs, dealer guarantees and optional product refunds have been credited to the customer’s account, are refunded to the customers. Collections of post-sale deficiencies and full-balance charge-offs are managed by third-party vendors and the Experience Centers. We charge-off uncollectible portions of accounts when an account is deemed to be uncollectible or when the account balance becomes 120 days contractually delinquent, whichever occurs first. However, the Experience Centers will typically continue to collect or pursue recovery of the vehicle up to 190 days after the account is past due.

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

Remarketing

At lease maturity, the lessee has the option to purchase the leased vehicle at the contractual residual value or return the leased vehicle to the dealer who then gets a purchase option as well. If neither the lessee nor the dealer purchase the vehicle, we assume responsibility for its disposition.

To mitigate potential losses from returned and repossessed vehicles, TMCC has implemented comprehensive remarketing strategies designed to maximize resale proceeds while minimizing disposition costs. Our approach leverages multiple sales channels, including both a dealer sales platform and physical auctions.

Our dealer sales platform aims to encourage franchise dealer purchases of off-lease vehicles, thereby reducing overall disposition expenses. Through this platform, the dealer accepting the return of a lease vehicle (the “grounding dealer”) may choose to purchase the vehicle at the contractual residual value, purchase the vehicle at a market-based price (determined through systemic vehicle condition assessments), or return the vehicle to us. Vehicles not purchased by the grounding dealer are subsequently offered to other franchise dealers via the dealer sales platform in an auction environment.

Vehicles not sold on the dealer sales platform are sold at physical auction sites nationwide. When appropriate, we invest in reconditioning used vehicles before auction to enhance their market value and optimize returns.

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

Other Dealer Financing

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes. These loans are typically secured with liens on real estate, vehicle inventory, or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements. Our pricing reflects market conditions, the competitive environment, the level of support dealers provide for our retail, lease and voluntary protection products and the creditworthiness of each dealer.

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

VOLUNTARY PROTECTION OPERATIONS

TMIS offers voluntary protection products on Toyota, Lexus, and other domestic and import vehicles that are primarily sold by dealers along with the sale of a vehicle. Customers are also able to purchase certain products when they obtain maintenance services at the dealership. The majority of the voluntary protection products offered by TMIS are not regulated as insurance products. However, certain states require the voluntary protection products we offer be backed by policies issued by a regulated insurance company. To satisfy such requirements, TMIS utilizes its insurance company subsidiaries to underwrite certain risks. Prepaid maintenance contracts provide maintenance services at manufacturer recommended intervals. Vehicle service contracts offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s vehicle warranty. Guaranteed auto protection contracts provide coverage for a lease or retail contract deficiency balance in the event of a total loss or theft of the covered vehicle. TMIS provides TMNA contractual indemnity insurance coverage for limited warranties with the sale of certain certified Toyota and Lexus pre-owned vehicles. Tire and wheel protection contracts provide coverage in the event that a covered vehicle’s tires or wheels become damaged as a result of a road hazard or structural failure due to a defect in material or workmanship, to the extent not covered by the manufacturer or the tire distributor warranties. Certain tire and wheel protection contracts also cover expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage. Key replacement protection contracts provide stand-alone coverage for expenses related either to replacing or reprogramming a vehicle key or vehicle key remote in the event of loss or damage. Excess wear and use contracts on leases protect against excess wear and use charges that may be assessed at lease termination. As of the fourth quarter of fiscal 2026, excess wear and use contracts are no longer offered by TMIS.

TMIS previously provided umbrella liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS provides coverage, the risk is ceded to a third-party reinsurer. For policy years prior to October 1, 2024, 99 percent was ceded and for the policy year beginning October 1, 2024, 95 percent was ceded. The Company will continue to be responsible for paying claims for the policy years in which we held the umbrella policy. The loss development of the umbrella claims generally occur over several years and the Company will continue to carry loss reserves until these claims are closed. Beginning October 1, 2025, TMIS provides excess liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above primary insurance, self-insured retentions, and the umbrella layer, and 100 percent of the risk is ceded to third-party reinsurers.

Competition for the voluntary protection products is primarily from independent voluntary protection product contract providers. We compete primarily through service quality, our relationship with TMNA and third-party automotive and mobility companies to whom we provide financial services and product benefits. Our affiliation with TMNA provides an advantage in selling our voluntary protection products.

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

TMNA may be obligated by applicable law, or under agreements with us, to repurchase or to reassign new vehicle inventory we financed that meets certain mileage and model year parameters. We also provide financing to certain Toyota and Lexus dealers at the request of TMNA or private Toyota distributors, and TMNA or the applicable private distributor guarantees the payments by such borrowers.

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

TMCC and TFSB are parties to a master shared services agreement under which TMCC and TFSB provide certain services to each other. TMCC and TFSB are also parties to an expense reimbursement agreement, which provides that TMCC will reimburse certain expenses incurred by TFSB in connection with providing certain financial products and services to TMCC’s customers and dealers. TMCC has also entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB.

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

TMIS provides administrative services and various types of coverage to TMNA and other affiliates, including contractual indemnity coverage for limited warranties on TMNA’s certified pre-owned vehicle program and other liability insurance programs.

Refer to Note 12 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

REGULATORY ENVIRONMENT

Our finance and voluntary protection products are regulated under both federal and state law.

Federal Consumer Finance Regulation

Our finance operations are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Consumer Leasing Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the unfair, deceptive or abusive acts or practices (“UDAAP”) provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.

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

The CFPB’s supervisory authority has historically focused on fair lending compliance, UDAAP, repossessions, debt collection, credit reporting, service fees, protection of servicemembers and veterans, and the marketing, sale and servicing of certain optional products, including voluntary protection products we finance or sell through TMIS.

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

Other Federal Regulation

The Dodd-Frank Act amended the U.S. Commodity Exchange Act (“CEA”) to establish a comprehensive framework for the regulation of certain over-the-counter (“OTC”) derivatives referred to as swaps. Under the Dodd-Frank Act, the Commodity Futures Trading Commission (“CFTC”) is required to adopt certain rules and regulations governing swaps. The CFTC has completed almost all of its regulations in this area, most of which are in effect. We are subject to regulation in our funding and securitization activities, including requirements under federal securities laws and specific rules and requirements for asset-backed securities. Derivative activities are regulated under the CEA and the Dodd-Frank Act. These regulations also impose operational and reporting requirements for these funding transactions.

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

HUMAN CAPITAL

Employees

At March 31, 2026, we had approximately 3,900 employees. We consider our employee relations to be satisfactory. We are not subject to any collective bargaining agreements with our employees.

Culture

Our human capital objective in managing our business is to attract, retain, and fully engage talented team members who share our core values, including our “Continuous Quest for Improvement” and “Showing Respect for People” values. Our corporate culture is driven by “The Toyota Philosophy”, which is underpinned by our mission of producing happiness for all and our vision of creating mobility for all. We offer a variety of training opportunities and career development resources to enhance the skills of all our team members, encourage innovation, and create an attractive workplace where employees want to stay and grow. We also encourage teamwork and collaboration and believe that valuing different backgrounds, skills, experiences, and perspectives is valuable for our team members, and our business.

We sponsor Employee Resource Groups (“ERGs”), which are employee-driven networks that empower all Toyota employees by fostering engagement, leadership, inclusion and innovation. Our ERGs allow team members to connect with each other, grow professionally, and support our business goals.

Health and Safety

We recognize the health, safety, and well-being of our team members is a top priority. We provide our team members with a competitive, comprehensive and flexible set of benefits and resources to support their financial, social, and professional health. Our comprehensive global benefits programs are designed to attract and retain our talented team members. Additionally, actively cultivating a culture, environment, and team member experience that embraces, empowers, and respects all people drives innovation and engagement. We offer a variety of support and benefits to our team members beyond traditional healthcare, including adoption and fertility benefits, parental leave, mental and financial health services, wellness programs, and support to enable people with disabilities to fully utilize their talents.

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

Our results of operations and financial condition are affected by a variety of factors, including changes in the overall market for retail contracts, wholesale motor vehicle financing, leasing or dealer financing, the new and used vehicle market, changes in the level of sales of Toyota and Lexus vehicles, the rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition from other financiers, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, our credit ratings, the success of efforts to expand our product lines, levels of operating and administrative expenses including, but not limited to, personnel costs, technology costs and premises costs (including costs associated with reorganization or relocation), general economic conditions, inflation, trade policy, consequences from changes in tax laws (including changes to the interpretation of existing laws), and fiscal and monetary policies in the U.S., Europe and other countries in which we issue debt. Further, a significant and sustained increase in fuel or energy prices (including as a result of geopolitical conditions such as the current conflict in the Middle East, which has contributed to volatility in global energy markets and fuel prices) could lead to lower new and used vehicle purchases. This could reduce the demand for retail, lease, and wholesale financing. In turn, lower used vehicle values could affect return rates, charge-offs, and depreciation on operating leases.

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

Any of these developments could have an adverse effect on our results of operations and financial condition. Geopolitical conditions and other market events may also impact our results of operations. Restrictive exchange or import controls or other disruptive trade policies (including any international trade disputes and changes in import fees and tariffs), disruption of operations as a result of systemic political or economic instability (including any uncertainty over the U.S. government debt ceiling or as a result of geopolitical conditions), adverse changes to tax laws and regulations, social unrest, outbreak of war or expansion of hostilities (including the current conflicts in Ukraine and the Middle East), epidemics and other outbreaks, climate-related risk, and acts of terrorism, could lead to among other things, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, inflation, fluctuations in interest rates, weaker economic growth, and reduced business confidence on an international level, each of which could have a material adverse effect on our results of operations and financial condition.

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

We primarily provide a variety of finance and voluntary protection products to authorized Toyota and Lexus dealers and their customers in the U.S. Accordingly, our business is substantially dependent upon the sale of Toyota and Lexus vehicles in the U.S. Changes in the volume of sales may result from changes in consumer demand, new vehicle incentive programs, recalls, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, economic conditions, inflation, increased competition, increases in the price of vehicles due to increased raw material costs, governmental action or changes in or increased governmental regulation (including, for example, rules adopted by the EPA and states regarding vehicle emissions), trade policies (including changes in import fees or tariffs on raw materials or imported vehicles), international trade disputes, changes to or withdrawals from trade agreements (including the U.S.-Mexico-Canada Agreement), currency fluctuations, fluctuations in interest rates, decreased or delayed vehicle production due to extreme weather conditions, natural disasters, supply chain interruptions (including as a consequence of changes in trade policy or other geopolitical conditions such as the conflict in the Middle East), including shortages of parts, components or raw materials, or other events. In particular, the U.S. has implemented various tariff and trade policies, including tariffs specifically related to the automotive industry, for which other nations have responded by modifying their trade policies. Further, the global tariff environment continues to remain dynamic and continues to evolve. Tariffs and trade policy modifications implemented to date in the U.S. and abroad have impacted, and may continue to impact, automotive manufacturers, including TMNA and our ultimate parent company, TMC, by increasing production costs and disrupting supply chains. At this time, we cannot predict the timing, duration, scope or extent of any future changes to such tariffs and trade policies, or of other tariffs or trade-related actions, and thus, their ultimate impact. While TMNA and TMC have taken, and may continue to take, various mitigating actions related to such additional costs and disruptions, if such tariffs and trade policies continue in the long-term or are expanded, they could continue to increase the cost of vehicles and components imported to the U.S., which have changed, and may continue to change, levels of production and availability of new vehicles within the automotive industry as a whole, as well as increase consumer costs and lower consumer demand. Any negative impact on the volume of Toyota and Lexus vehicle sales in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

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

A number of trends are affecting the automotive industry. These include changing demand for electrified vehicles, including battery electric vehicles and hybrid vehicles (including due to changes in financial incentives and tax credit related to such vehicles), a continued preference for sport utility vehicles (“SUVs”) and trucks over cars, high demand for incentives, the rise of mobility services such as vehicle sharing and ride hailing, the development of autonomous and electrified vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, the development of flexible alternatives to traditional financing and leasing such as volatility in the focus on environmental and other social initiatives and regulation, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications and technology. Any one or more of these trends could adversely affect the automotive industry, TMNA and TMC, and could in turn have an impact on our business, results of operations and financial condition.

Recalls and other related announcements by TMNA or private label companies could affect our business, results of operations and financial condition.

TMNA, or other manufacturers of the vehicles we finance, periodically conducts vehicle recalls which could include temporary suspensions of sales and production of certain Toyota, Lexus, and private label vehicle models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, such events could adversely affect our business. A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles or a change in standards of regulatory bodies will have a negative impact on financing and voluntary protection products volume, earning assets, Net financing revenues and Voluntary protection contract revenues and insurance earned premiums. The credit performance of our dealer and consumer portfolios may also be adversely affected. In addition, a decline in the values of used Toyota, Lexus, and private label vehicles would have a negative effect on residual values and return rates, which, in turn, could increase depreciation expense and credit losses. Further, certain of TMCC’s affiliated entities are or may become subject to litigation and governmental investigations and have been or may become subject to fines or other penalties. These factors could affect sales of Toyota, Lexus, and private label vehicles and, accordingly, could have a negative effect on our business, results of operations and financial condition.

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

Operational risk is the risk of loss resulting from, among other factors, lack of established processes, inadequate or failed processes, systems or internal controls (including the processes, systems, or controls of third-party vendors), cybersecurity attacks (including as a result of artificial intelligence), theft, fraud, extreme weather conditions, natural disasters (such as wildfires, floods, tornadoes, earthquakes, hurricanes including an increase in the frequency of such conditions and disasters as the result of climate change) or other catastrophes (including without limitation, explosions, terrorist attacks, riots, civil disturbances and epidemics and other outbreaks). Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our voluntary protection product operations risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. We have established business recovery plans to address interruptions in our operations, but we can give no assurance that these plans will be adequate to remediate all events that we may face. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations. These events can potentially result in financial losses or other damage to us, including damage to our reputation.

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

We provide private label financial services to third-party automotive and mobility companies. Additionally, we provide a variety of voluntary protection products to authorized private label dealers and their customers in the U.S.

Although we intend to leverage our strengths and capabilities to serve new and existing private label customers, we may encounter additional costs and may fail to realize the anticipated benefits of our private label financial services program. The provision and or servicing of wholesale and retail financing to private label dealers and customers may result in additional credit risk exposure, which if we are unable to appropriately monitor and mitigate may result in an adverse effect on our results of operations and financial condition.

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

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time. Global economic conditions, epidemics and other geopolitical factors may directly or indirectly affect such ratings. Any downgrade in the sovereign credit ratings of the U.S. or Japan may directly or indirectly have a negative effect on the ratings of TMC and TMCC. Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to the global unsecured debt capital markets. These factors would have a negative impact on our competitive position, results of operations, liquidity and financial condition.

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

Our business and operations make extensive use of quantitative models, estimates and assumptions. If our design, implementation or use of models is not adequate or if actual results differ from our estimates or assumptions, our results of operations and financial condition could be materially and adversely affected.

We use quantitative models, estimates and assumptions to price products and services, measure risk, estimate asset and liability values, assess liquidity, manage our balance sheet, and otherwise conduct our business and operations. If the design, implementation, or use of any of these models is not adequate or if actual results differ from our estimates or assumptions, it may adversely affect our results of operations and financial condition. In addition, to the extent that any inaccurate model outputs are used in reports to regulatory agencies or the public, we could be subjected to supervisory actions, litigation, and other proceedings that may adversely affect our business, results of operations and financial condition.

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

The level of credit risk in our retail loan portfolio is influenced by factors such as: the total number of contracts that experience default and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes. The used vehicle market is impacted by the supply of, and demand for, used vehicles, interest rates, inflation, new vehicle incentive programs, the manufacturer’s actual or perceived reputation for quality, safety, and reliability, and the general economic outlook.

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

Economic slowdown and recession in the U.S., extreme weather conditions, natural disasters, epidemics, and other factors increase the risk that a customer or dealer may not meet the terms of a retail, lease or dealer financing contract with us or may otherwise fail to perform as agreed. A weak economic environment evidenced by, among other things, unemployment, underemployment, and consumer bankruptcy filings, may affect some of our customers’ and dealers’ ability to make their scheduled payments.

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

We rely on our own information systems and third-party information systems to manage our operations, which creates meaningful operational risk for us. Any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, employee misconduct, catastrophic events, security breaches, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, or other events could disrupt our normal operating procedures, damage our reputation and have an adverse effect on our business, results of operations and financial condition. In addition, an increased reliance on cloud-based systems and other digital infrastructure owned by third parties creates particular risk for us. Any outage, misconfiguration, or loss of data within the systems or infrastructure of these third parties could impair the performance of our services from time to time. These operational risks may be increased as a result of remote or hybrid work arrangements.

In addition, we periodically modernize, upgrade or replace our existing transaction systems, which could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during and after the implementation of new systems. For example, the development and implementation of these new systems and any future upgrades related thereto may require significant expenditures and divert management’s attention and other resources from our core business operations. There are no assurances that these new systems will provide us with the anticipated benefits and efficiencies. There can also be no assurance that the time and resources our management will need to devote to implementation and upgrades, potential delays in the implementation or upgrade or any resulting service interruptions, or any impact on the reliability of our data from any upgrade of our legacy system, will not have a material adverse effect on our business, results of operations and financial condition.

A security breach or a cyber-attack could adversely affect our business, results of operations and financial condition.

We collect and store certain personal and financial information from customers, employees, and other third parties. We and other financial institutions continue to be targets of ever evolving cybersecurity threats and cyberattacks (including due to the evolution of artificial intelligence). Additional security breaches or cyber-attacks involving our systems or facilities, including those shared with our affiliates, or the systems or facilities of third-party providers, could expose us to a risk of loss of personal information of customers, employees and third parties or other confidential, proprietary or competitively sensitive information, business interruptions, regulatory scrutiny, actions and penalties, litigation, reputational harm, a loss of confidence, and other financial and non-financial costs, all of which could potentially have an adverse impact on our future business with current and potential customers, results of operations and financial condition.

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

From time to time, we are also subjected to cyber-attacks that result in slow performance and loss or temporary unavailability of our information systems. Information security risks have increased because of new technologies, the use of the internet and telecommunications technologies (including mobile devices and in-vehicle systems) to conduct financial and other business transactions, and the increased sophistication and activities of state-sponsored actors, organized crime, perpetrators of fraud, terrorists, and others. In addition, we may have increased cyber-security risks and increased vulnerability to security breaches and other information technology disruptions as a result of remote or hybrid work arrangements among our colleagues. We may not be able to anticipate or implement effective preventative measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Under these laws and regulations, the failure to maintain compliant data practices could result in consumer complaints, lawsuits and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices, including through the use of artificial intelligence, could damage our reputation and deter current and potential customers from using our products and services. For example, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information. For example, some states have enacted, and others are considering enacting data protection regimes that grant consumers broad new rights including access to, deletion of, and limiting the sharing of personal information that is collected by businesses and requiring regulated entities to establish measures to identify, manage, secure, track, produce, update and delete personal information. In some jurisdictions, these laws and regulations provide a private right of action that would allow customers to bring suit directly against us for certain violations of these laws and regulations. These types of laws and regulations could prohibit or significantly restrict financial services providers such as TMCC from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict TMCC’s use of personal data when developing or offering products or services to customers. These restrictions could inhibit TMCC’s development or marketing of certain products or services or increase the costs of offering them to customers. Because many of these laws and regulations are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. In addition, these laws are state specific and have specific details that are not uniform state-to-state. Additionally, the rapid evolution and increased adoption of artificial intelligence technologies (and the related federal and state specific laws and regulations) may intensify these risks. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. Any failure or perceived failure to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, significant liabilities or fines, penalties or other sanctions.

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

The CFPB’s rulemaking authority includes the authority to promulgate rules regarding, among other practices, debt collection practices that would apply to third-party collectors and first-party collectors, such as ourselves, and rules regarding consumer credit reporting practices. The timing and impact of these rules on our business remain uncertain. In addition, the CFPB has historically focused on the area of auto finance, particularly with respect to indirect financing arrangements, dealer compensation and fair lending compliance, and questioned the value and increased scrutiny of the marketing and sale of certain ancillary or add-on products, including products similar to those we finance or sell through TMIS.

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

Other Federal Regulation

Under the Volcker Rule companies affiliated with U.S. insured depository institutions are generally prohibited from engaging in “proprietary trading” and certain transactions with certain privately offered funds. The activities prohibited by the Volcker Rule are not core activities for us. However, the federal financial regulatory agencies charged with implementing the Volcker Rule could further amend the rule or change their approach to administering, enforcing or interpreting the rule, which could negatively affect us and potentially require us to limit or change our activities or operations. We are also subject to regulation in our funding and securitization activities, including requirements under federal securities laws and specific rules and requirements for asset-backed securities. Derivative activities are regulated under the CEA and the Dodd-Frank Act. These regulations also impose operational and reporting requirements for these funding transactions, which could negatively affect our business.

Environmental, Sustainability and Other Social Related Regulation

Concern over climate change or other environmental matters has resulted in, and may continue to result in, increased legal and regulatory requirements intended to mitigate factors contributing to, or intended to address the potential impacts of, climate change or other environmental concerns. For example, various governmental entities have adopted, or are considering adopting, requirements for companies to provide expanded climate-related disclosures, including reporting on greenhouse gas emissions and laws and regulations aimed at limiting greenhouse gas emitting products or services, as well as those providing for financial incentives regarding electrified vehicles. Conversely, various governmental entities have adopted or are considering legislation, regulation or policies that reflect diverging and, in some cases, potentially conflicting policy goals, for example, on social and environmental topics (including changes in financial incentives and tax credits related to electric vehicles). Such regulations and changes in government incentives have required, and may continue to require us to alter our proposed business plans, lead to increased compliance costs and changes to our operations (including from the establishment of new procedures for internal controls and oversight), and affect vehicle sales, residual values, and the automotive industry and wider economy in ways not yet known, which could have an adverse effect on our business, results of operations and financial condition.

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

ITEM 1C. CYBERSECURITY

Cybersecurity is one of the top operational risks facing TMCC. We and other financial institutions continue to be targets of ever evolving cybersecurity threats and cyberattacks. As a result, we devote significant resources to a cybersecurity program that we believe is reasonably designed to minimize such risks and protect TMCC, along with data from our customers and clients.

Cybersecurity Risk Management and Strategy

TMCC’s cybersecurity program is reasonably designed to identify and assess internal and external cybersecurity threats to and within TMCC’s business and operations and to take action aimed at protecting the Company, mitigating and managing cybersecurity risk, and in time of attack, to respond expeditiously to minimize the impact of the attack.

Managing cybersecurity threats is a component of our broader enterprise risk management program, which establishes a risk management framework that seeks to identify, assess, and monitor risks that could materially impact our business, information systems, customers, clients, employees and stakeholders.

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

Although our third-party service providers have experienced cybersecurity incidents, which have resulted in minor adverse impacts to our business, we have not experienced material losses or other material consequences related to cybersecurity incidents experienced by us or our third-party service providers. We expect to experience cybersecurity incidents resulting in adverse impacts with increased frequency and severity due to the continuously evolving threat environment (including due to the emergence of artificial intelligence), and there can be no assurance that future cybersecurity incidents, including incidents experienced by our third-party service providers, will not have a material adverse effect on our business, results of operations and financial condition. Further discussion of how TMCC’s business, results of operations and financial condition may be materially adversely affected by risk from cybersecurity threats is contained in Item 1A. Risk Factors, Regulatory, Legal and Other Risks, “A security breach or a cyber-attack could adversely affect our business, results of operations and financial condition.”

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

Fiscal 2026 Operating Environment

During the fiscal year ending March 31, 2026 (“fiscal 2026”), the U.S. economy continued to experience uncertainties surrounding geopolitical events (including the current conflict in the Middle East), international trade policy, taxation policy, and the future path of monetary policy which continue to impact the outlook for future economic growth. The continued imposition of elevated tariffs and import fees imposed by the U.S. and other governments could continue to disrupt supply chains, increase costs, and limit market access, further complicating the economic outlook. Automotive industry specific tariffs in the U.S. could continue to impact costs of automotive suppliers and manufacturers, which may continue to change levels of production and availability of new vehicles, as well as increase consumer costs and lower consumer demand. Changes in the economy that adversely impact the volume of Toyota and Lexus vehicles produced or sold in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

Industry-wide vehicle sales and sales incentives in the U.S. decreased slightly in fiscal 2026, as compared to fiscal 2025. Our market share of TMNA sales decreased approximately 1 percentage point in fiscal 2026, compared to fiscal 2025, primarily due to increased competition from other financial institutions. Average used vehicle values were relatively consistent and remained elevated compared to historic levels.

While global capital markets experienced some volatility during fiscal 2026 in response to continued trade policy uncertainty, concerns about the growth prospects of the U.S. and global economies, and the conflict in the Middle East, we maintain broad global access to both domestic and international markets. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

Mazda Financial Services Transition

In fiscal 2025, TMCC transitioned the origination and financing of new automotive finance and lease contracts under the MFS Agreement to TFSB, an unconsolidated affiliate of TMCC. No existing TMCC private label assets or liabilities were transitioned to, or acquired by TFSB and no significant costs were incurred in connection with the MFS Transition.

In connection with the MFS Transition, TMCC entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB. TMCC continues to service these contracts under the brand "Mazda Financial Services." TMCC continues to offer voluntary protection products to MFS customers.

We expect the MFS Transition to continue to affect our results of operation and financial statements as the MFS contracts that remain with TMCC mature. Revenue to be earned from service fees related to servicing new MFS retail and lease contracts on behalf of TFSB has not and is not expected to offset the reduction in financing revenue resulting from the MFS Transition.

As of March 31, 2026 and March 31, 2025, 7 percent and 11 percent, respectively, of TMCC net earning assets were from MFS contracts.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2026	2025	2024
Net income:
Finance operations [1]	$1,823	$1,382	$1,126
Voluntary protection operations [1]	488	330	334
Total net income	$2,311	$1,712	$1,460

1.
Refer to Note 14 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance operations and voluntary protection operations.

Fiscal 2026 Compared to Fiscal 2025

Our consolidated net income was $2.3 billion in fiscal 2026, compared to $1.7 billion in fiscal 2025. The increase in net income for fiscal 2026 compared to fiscal 2025 was primarily due to a $342 million decrease in interest expense, a $282 million increase in total financing revenues, a $244 million decrease in provision for credit losses, a $131 million increase in investment and other income, net, and a $110 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $191 million increase in provision for income taxes, a $126 million increase in depreciation on operating leases, a $122 million increase in operating and administrative expense, and an increase of $71 million in voluntary protection contract expenses and insurance losses.

Our overall capital position increased $603 million, taking into account a $1.7 billion dividend in March 2026 to TFSIC, bringing total shareholder’s equity to $17.8 billion at March 31, 2026, as compared to $17.2 billion at March 31, 2025. Our debt decreased to $125.2 billion at March 31, 2026 from $127.7 billion at March 31, 2025. Our debt-to-equity ratio decreased to 7.0 at March 31, 2026 from 7.4 at March 31, 2025.

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

Finance Operations

The following table summarizes key results of our finance operations:

	Years ended March 31,			Percentage change
(Dollars in millions)	2026	2025	2024	2026 to 2025	2025 to 2024
Financing revenues:
Operating lease	$6,526	$6,274	$6,270	4%	0%
Retail	5,970	5,909	4,965	1%	19%
Dealer	1,018	1,049	909	(3)%	15%
Total financing revenues	13,514	13,232	12,144	2%	9%
Depreciation on operating leases	4,260	4,134	4,179	3%	(1)%
Interest expense	5,519	5,825	4,705	(5)%	24%
Net financing revenues	3,735	3,273	3,260	14%	0%
Investment and other income, net	656	651	515	1%	26%
Net financing and other revenues	4,391	3,924	3,775	12%	4%
Expenses:
Provision for credit losses	524	768	839	(32)%	(8)%
Operating and administrative	1,479	1,355	1,466	9%	(8)%
Total expenses	2,003	2,123	2,305	(6)%	(8)%
Income before income taxes	2,388	1,801	1,470	33%	23%
Provision for income taxes	565	419	344	35%	22%

Net income from finance operations	$1,823	$1,382	$1,126	32%	23%

Our finance operations reported net income of $1.8 billion and $1.4 billion during fiscal 2026 and 2025, respectively. The increase in net income from finance operations for fiscal 2026 compared to fiscal 2025 was primarily due to a $306 million decrease in interest expense, a $282 million increase in total financing revenues, a $244 million decrease in provision for credit losses, and a $5 million increase in investment and other income, net, partially offset by a $146 million increase in provision for income taxes, a $126 million increase in depreciation on operating leases, and a $124 million increase in operating and administrative expenses.

Financing Revenues

Total financing revenues increased 2 percent during fiscal 2026 compared to fiscal 2025 due to the following:

•
Operating lease revenues increased 4 percent in fiscal 2026 as compared to fiscal 2025, primarily due to higher average outstanding earning asset balances.
•
Retail financing revenues increased 1 percent in fiscal 2026 as compared to fiscal 2025, due to higher yields, partially offset by lower average outstanding earning asset balances.
•
Dealer financing revenues decreased 3 percent in fiscal 2026 as compared to fiscal 2025, primarily due to lower yields, partially offset by higher average outstanding earning asset balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, increased to 6.9 percent for fiscal 2026, compared to 6.8 percent for fiscal 2025.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $4.3 billion during fiscal 2026 compared to $4.1 billion during fiscal 2025. The increase in depreciation on operating leases for fiscal 2026 compared to fiscal 2025 was primarily due to higher expected residual value losses.

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

	Years ended March 31,
(Dollars in millions)	2026	2025	2024
Interest expense on debt	$5,463	$5,667	$4,936
Interest expense (income) on derivatives	272	34	(661)
Interest expense on debt and derivatives	5,735	5,701	4,275

Losses (gains) on debt denominated in foreign currencies	604	(96)	(80)
Gains on foreign currency swaps	(621)	(108)	(90)
Gains on foreign currency debt and swaps	(17)	(204)	(170)

(Gains) losses on U.S. dollar interest rate swaps	(199)	328	600
Total interest expense	$5,519	$5,825	$4,705

During fiscal 2026, total interest expense decreased to $5.5 billion from $5.8 billion in fiscal 2025, due to net gains on U.S. dollar interest rate swaps, partially offset by an increase in interest expense on debt and derivatives and a decrease in gains on foreign currency debt and swaps.

Interest expense on debt and derivatives for fiscal 2026 remained relatively consistent compared to fiscal 2025. Changes in interest expense on debt and derivatives are primarily attributable to changes in interest rates and average debt outstanding. Gains or losses on U.S. dollar interest rate swaps and foreign currency debt and swaps are primarily driven by changes in the valuation of the swaps.

Future changes in interest and foreign currency exchange rates could result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $656 million for fiscal 2026, compared to $651 million for fiscal 2025. The increase in investment and other income, net for fiscal 2026 compared to fiscal 2025 was primarily due to higher affiliate service fee revenue and higher affiliate note receivable balances, partially offset by lower average balances on our cash and cash equivalents.

Provision for Credit Losses

We recorded a provision for credit losses of $524 million for fiscal 2026, compared to $768 million for fiscal 2025. The decrease in provision for credit losses for fiscal 2026 compared to the same period in fiscal 2025 was primarily due to the decrease in the size of our retail loan portfolio and a refinement of purchasing and collection activities.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $1.5 billion for fiscal 2026, compared to $1.4 billion for fiscal 2025. The increase in operating and administrative expenses for fiscal 2026 compared to fiscal 2025 was primarily due to higher employee expenses.

Voluntary Protection Operations

The following table summarizes key results of our voluntary protection operations:

	Years ended March 31,			Percentage change
	2026	2025	2024	2026 to 2025	2025 to 2024
Contracts (units in thousands)
Issued	3,527	3,317	3,175	6%	4%
Average in force	12,084	11,386	10,895	6%	5%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$1,320	$1,210	$1,120	9%	8%
Investment and other income, net	495	333	358	49%	(7)%
Revenues from voluntary protection operations	1,815	1,543	1,478	18%	4%
Expenses:
Voluntary protection contract expenses and insurance losses	709	638	592	11%	8%
Operating and administrative	470	472	454	0%	4%
Total expenses	1,179	1,110	1,046	6%	6%
Income before income taxes	636	433	432	47%	0%
Provision for income taxes	148	103	98	44%	5%
Net income from voluntary protection operations	$488	$330	$334	48%	(1)%

Our voluntary protection operations reported net income of $488 million for fiscal 2026, compared to $330 million for fiscal 2025. The increase in net income from voluntary protection operations for fiscal 2026, compared to fiscal 2025 was primarily due to a $162 million increase in investment and other income, net, and a $110 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $71 million increase in voluntary protection contract expenses and insurance losses, and a $45 million increase in provision for income taxes.

Contracts issued increased 6 percent during fiscal 2026 compared to fiscal 2025, due to net growth in the voluntary protection portfolio, primarily due to higher issuances of prepaid maintenance contracts, guaranteed auto protection, and tire and wheel contracts. The average number of contracts in force increased 6 percent during fiscal 2026 compared to fiscal 2025, due to net growth in the voluntary protection product portfolio, most notably in prepaid maintenance contracts, certified pre-owned limited warranties, and vehicle service contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $1.3 billion for fiscal 2026, compared to $1.2 billion for fiscal 2025. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for fiscal 2026 compared to fiscal 2025 was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio.

Investment and Other Income, Net

Our voluntary protection operations reported investment and other income, net of $495 million for fiscal 2026, compared to $333 million for fiscal 2025. Investment and other income, net consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other income, net in fiscal 2026, compared to fiscal 2025, was primarily due to gains from changes in fair value on our equity investments as a result of market volatility, reduced losses from sales of equity investments, and interest earned from affiliate notes receivable, which is eliminated in consolidation.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $709 million for fiscal 2026, compared to $638 million for fiscal 2025. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses in fiscal 2026 compared to fiscal 2025 was primarily due to an increase in frequency and severity of claims on our prepaid maintenance contracts, as well as an increase in the severity of claims in our vehicle service contracts and certified pre-owned vehicle limited warranties.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $470 million for fiscal 2026, compared to $472 million for fiscal 2025.

Provision for Income Taxes

We recorded a provision for income taxes of $713 million for fiscal 2026, compared to $522 million for fiscal 2025. Our effective tax rate was 24 percent and 23 percent for fiscal 2026 and fiscal 2025, respectively. The change in the provision for income taxes for fiscal 2026, compared to fiscal 2025, was primarily due to an increase in income before income taxes. The higher effective tax rate for fiscal 2026, compared to fiscal 2025, was primarily attributable to an increase in state tax provision.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
(Units in thousands):	2026	2025	2024	2026 to 2025	2025 to 2024
Vehicle financing volume [1]:
New retail contracts	709	788	840	(10)%	(6)%
Used retail contracts	255	304	390	(16)%	(22)%
Lease contracts	320	434	343	(26)%	27%
Total	1,284	1,526	1,573	(16)%	(3)%

TMNA subvened vehicle financing volume [2]:
New retail contracts	532	460	392	16%	17%
Used retail contracts	60	64	59	(6)%	8%
Lease contracts	280	286	222	(2)%	29%
Total	872	810	673	8%	20%

Market share of TMNA sales [3]:	53.3%	54.5%	54.4%

1.
Total financing volume was comprised of approximately 97 percent Toyota/Lexus and 3 percent private label/non-Toyota/Lexus for fiscal 2026. Total financing volume was comprised of approximately 80 percent Toyota/Lexus and 20 percent private label/non-Toyota/Lexus for fiscal 2025 and fiscal 2024.
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

Our financing volume decreased 16 percent in fiscal 2026, compared to fiscal 2025, primarily due to the MFS Transition.

Our market share of TMNA sales decreased approximately 1 percentage point for fiscal 2026, compared to fiscal 2025, primarily due to increased competition from other financial institutions.

The composition of our net earning assets is summarized below:

	Years ended March 31,			Percentage change
(Dollars in millions)	2026	2025	2024	2026 to 2025	2025 to 2024
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$82,962	$85,328	$85,576	(3)%	0%
Dealer financing, net [1]	18,043	16,421	16,093	10%	2%
Total finance receivables, net	101,005	101,749	101,669	(1)%	0%
Investments in operating leases, net	31,205	30,090	28,013	4%	7%
Net earning assets	$132,210	$131,839	$129,682	0%	2%

Average original contract term in months
Lease contracts [2]	36	36	36
Retail contracts [3]	69	69	69

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,179	1,197	1,245	(2)%	(4)%
Dealers outside of the Toyota/Lexus/private label dealer network	424	383	392	11%	(2)%
Total number of dealers receiving wholesale financing	1,603	1,580	1,637	1%	(3)%

1.
Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.
2.
Lease contract terms range from 24 months to 60 months.
3.
Retail contract terms range from 24 months to 85 months.

Retail Contract Volume and Earning Assets

Our new retail contract volume decreased 10 percent during fiscal 2026 compared to fiscal 2025, primarily due to the MFS Transition, partially offset by an increase in new retail contract volume as a result of higher levels of subvention and other incentive programs.

Our used retail contracts decreased 16 percent during fiscal 2026, compared to fiscal 2025, primarily due to increased competition in the used vehicle marketplace from other financial institutions and our continuous evaluation and refinement of purchasing practices.

Our retail finance receivables, net decreased 3 percent at March 31, 2026 as compared to March 31, 2025, primarily due to lower retail contracts outstanding.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 26 percent during fiscal 2026, compared to fiscal 2025, primarily due to the MFS Transition. Our investments in operating leases, net, increased 4 percent at March 31, 2026 as compared to March 31, 2025, primarily due to higher average vehicle costs of leases acquired.

Dealer Financing and Earning Assets

Dealer financing, net increased 10 percent at March 31, 2026, as compared to March 31, 2025, primarily due to an increase in real estate and working capital financing.

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

Impairment of Operating Leases

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred. When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group. If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income. As of March 31, 2026, 2025, and 2024 and during the years then ended, there was no impairment in our investment in operating leases portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes scheduled maturities on our operating lease portfolio and off-lease vehicles sold at lease termination:

	Years ended March 31,			Percentage Change
(Units in thousands)	2026	2025	2024	2026 to 2025	2025 to 2024
Scheduled maturities	247	401	488	(38)%	(18)%

Vehicles sold through:
Direct dealer programs
Grounding dealer	13	17	11	(24)%	55%
Exclusive online channels	8	15	4	(47)%	275%
Physical wholesale auctions	18	21	11	(14)%	91%
Total vehicles sold at lease termination [1]	39	53	26	(26)%	104%

1.
Excludes leased vehicles purchased by lessees or dealers at contractual residual value prior to an authorized dealer securing the vehicle.

Scheduled maturities decreased 38 percent in fiscal 2026 compared to fiscal 2025, primarily due to lower average operating lease units outstanding. Total vehicles sold at lease termination decreased 26 percent in fiscal 2026, compared to fiscal 2025 as a result of the decrease in scheduled maturities. Refer to Part 1, Item 1. Business, “Finance Operations – Retail and Lease Financing - Remarketing” for additional information on disposal of lease vehicles.

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

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Years ended March 31,			Percentage
	2026	2025	2024	2026 to 2025	2025 to 2024
Depreciation on operating leases (dollars in millions)	$4,260	$4,134	$4,179	3%	(1)%
Average operating lease units outstanding (in thousands)	893	894	978	0%	(9)%

We recorded depreciation expense on operating leases of $4.3 billion for fiscal 2026, compared to $4.1 billion for fiscal 2025. The increase in depreciation on operating leases for fiscal 2026 compared to fiscal 2025 was primarily due to higher expected residual value losses.

Declines in used vehicle values resulting from increases in the supply of new vehicles and increases in new vehicle sales incentives could unfavorably impact return rates, residual values, and depreciation expense in the future.

Credit Risk

We are exposed to credit risk on our retail loans and dealer portfolios. Credit risk on our finance receivables is the risk of loss arising from the failure of consumers or dealers to make contractual payments. The level of credit risk on our retail loan portfolio is influenced by factors such as: the total number of contracts that experience default and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, and operational changes.

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

Factors Affecting Retail Loan Portfolio Credit Risk

Economic Factors

General economic conditions such as changes in unemployment rates, housing values, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, inflation, household disposable income, US Government stimulus and relief programs, and unforeseen events such as natural disasters, severe weather, epidemics or geopolitical conflicts, among other factors, can influence both the number of defaults and loss severity.

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

The average original contract term of retail loan contracts influences credit losses. Longer term contracts generally experience a higher rate of default. In addition, longer term contracts, result in a longer period during which we may be subject to used vehicle market volatility, which may in turn lead to increased loss severity upon disposition of repossessed vehicles.

The types and models of vehicles in our retail loan portfolio have an effect on loss severity. Vehicle product mix can be influenced by factors such as customer preferences, fuel efficiency and fuel prices. These factors impact the demand for and values of used vehicles and consequently, loss severity.

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

Consumer Origination, Credit Loss, and Delinquency Experience

Our credit loss experience may be affected by a number of factors including the economic environment, our purchasing, servicing, and collections practices, used vehicle market conditions and subvention. Changes in the economy that impact the consumer such as increasing interest rates, and a rise in the unemployment rate as well as higher debt balances, coupled with deterioration in actual and expected used vehicle values, could increase our credit losses. In addition, a decline in the effectiveness of our collection practices could also increase our credit losses. We continuously evaluate and refine our purchasing practices and collection efforts to optimally manage risk. In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts. For information regarding the potential impact of current market conditions, refer to Part I. Item 1A. Risk Factors.

The following table provides information related to our origination experience:

	Years Ended March 31,
	2026	2025	2024
Average consumer portfolio origination FICO score	753	759	756
Average consumer retail loan origination term (months) [1]	69	69	69

1.
Retail loan origination greater than or equal to 78 months was 11% as of March 31, 2026, 2025, and 2024, respectively.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	Years ended March 31,
	2026	2025	2024
Net charge-offs as a percentage of average finance receivables [1]	0.80%	0.86%	0.80%
Average finance receivables loss severity per unit [2]	$13,602	$13,989	$14,113
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4]
Finance receivables	0.71%	0.69%	0.76%
Operating leases	0.37%	0.37%	0.48%

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

Net charge-offs as a percentage of average finance receivables decreased to 0.80 percent at March 31, 2026 from 0.86 percent at March 31, 2025. Our average finance receivables loss severity per unit for fiscal 2026 decreased to $13,602 from $13,989 in fiscal 2025. The decrease in net charge-offs and loss severity per unit was primarily due to a refinement of purchasing and collection activities.

Our aggregate balances for accounts 60 or more days past due on finance receivables increased slightly to 0.71 percent at March 31, 2026, compared to 0.69 percent at March 31, 2025. Our aggregate balances for accounts 60 or more days past due on operating leases was 0.37 percent at both March 31, 2026 and 2025.

Allowance for Credit Losses

We maintain an allowance for credit losses which is measured by an impairment model that reflects lifetime expected losses.

The allowance for credit losses for our retail loan portfolio is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or private label), contract term, and other relevant factors. We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical loss experience, and other credit quality indicators. Other credit quality indicators include loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity, and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. The loan lifetime is regarded by management as the reasonable and supportable period. We use macroeconomic forecasts from a third party and update such forecasts quarterly. On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Years ended March 31,
(Dollars in millions)	2026	2025	2024
Allowance for credit losses at beginning of period	$1,704	$1,684	$1,513
Charge-offs	(840)	(887)	(776)
Recoveries	153	139	108
Provision for credit losses	524	768	839
Allowance for credit losses at end of period [1]	$1,541	$1,704	$1,684

Allowance for credit losses as a percentage of finance receivables [1]	1.46%	1.59%	1.58%

1.
Ending balances as of March 31, 2026, 2025, and 2024 exclude $44 million, $60 million, and $47 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet commitments.

Our allowance for credit losses decreased to $1.5 billion at March 31, 2026 from $1.7 billion at March 31, 2025. The allowance for credit losses as a percentage of finance receivables decreased to 1.46 percent in fiscal 2026 from 1.59 percent in fiscal 2025. The decrease in the allowance for credit losses and allowance for credit losses as a percentage of finance receivables was primarily due to the decrease in the size of our retail loan portfolio and a refinement of purchasing and collection activities.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements, Obligations, and Arrangements

Our primary material cash requirements include the acquisition of finance receivables and investment in operating leases from dealers, providing various financing to dealers, payments related to debt and swaps, operating expenses, voluntary protection contract expenses, income taxes, and dividend payments. In conjunction with our cash requirements, we have certain obligations to make future payments under contracts and commitments. Aggregate contractual obligations and commitments in existence at March 31, 2026, are summarized as follows:

(Dollars in millions)	Payments due by period
Contractual obligations	2027	2028	2029	2030	2031	Thereafter	Total
Debt [1]	$57,690	$27,059	$12,890	$9,464	$10,220	$8,378	$125,701
Estimated interest payments for debt [2]	3,722	2,390	1,506	1,049	643	855	10,165
Premises occupied under lease	23	29	29	29	30	116	256
Purchase obligations [3]	8	2	-	-	-	-	10
Total	$61,443	$29,480	$14,425	$10,542	$10,893	$9,349	$136,132

1.
Debt reflects the remaining principal obligation. Foreign currency denominated debt principal is based on exchange rates as of March 31, 2026. Debt excludes unamortized premium/discount and debt issuance costs of $501 million.
2.
Interest payments for debt payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2026.
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

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions. Refer to Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions. We have not made any material payments in the past as a result of these provisions, and as of March 31, 2026, we determined that it is not probable that we will be required to make any material payments in the future. As of March 31, 2026 and 2025, no amounts have been recorded under these indemnification provisions.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $4.9 billion to $14.0 billion with an average balance of $9.0 billion during fiscal 2026. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with TMS, which as of March 31, 2026, had no outstanding amount and is further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of March 31, 2026, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	March 31, 2026			March 31, 2025
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,952	$17,742	3.95%	$17,494	$17,283	4.56%
U.S. medium term note (“MTN”) program	51,805	51,652	4.13%	54,371	54,210	4.17%
Euro medium term note (“EMTN”) program	16,513	16,427	3.19%	15,449	15,354	3.05%
Other debt	3,317	3,316	4.27%	3,182	3,181	4.95%
Total Unsecured notes and loans payable	89,587	89,137	3.93%	90,496	90,028	4.08%
Secured notes and loans payable	36,114	36,063	4.44%	37,765	37,717	4.53%
Total debt	$125,701	$125,200	4.07%	$128,261	$127,745	4.21%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other [1]	Total Unsecured notes and loans payable
Balance at March 31, 2025	$17,494	$54,371	$15,449	$3,182	$90,496
Issuances	458	17,210	1,956	500	20,124
Maturities and terminations	-	(19,776)	(1,531)	(365)	(21,672)
Non-cash changes in foreign currency rates	-	-	639	-	639
Balance at March 31, 2026	$17,952	$51,805	$16,513	$3,317	$89,587
Issuances during the one month ended April 30, 2026	$2,173	$658	$-	$82	$2,913

1.
Changes in Commercial paper and certain Other unsecured notes are shown net due to their short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $17.1 billion to $18.5 billion during fiscal 2026, with an average outstanding balance of $17.8 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2025	$37,765
Issuances	20,960
Maturities and terminations	(22,611)
Balance at March 31, 2026	$36,114
Issuances during the one month ended April 30, 2026	$2,760

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2027. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of March 31, 2026 and 2025, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of March 31, 2026 and 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in the fiscal year ending March 31, 2027. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.1 billion and $5.8 billion of this facility as of March 31, 2026 and 2025, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of March 31, 2026, TMCC had committed bank credit facilities totaling $4.1 billion of which $2.0 billion, $1.9 billion, and $200 million and mature in fiscal years ending March 31, 2027, 2029, and 2031, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2026 and 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion 364-day revolving credit facility with TMS expiring March 31, 2027. This credit facility was not drawn upon and had no outstanding balance as of March 31, 2026 and 2025.

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

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•
maintain 100 percent ownership of TFSC;
•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any intangible assets) of at least JPY 10 million, equivalent to approximately $63 thousand at March 31, 2026; and
•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

Nature of Estimates and Assumptions Required

The accumulated depreciation on investment in operating leases is based on assumptions of end-of-term market value of the leased vehicles and the number of vehicles that will be returned at maturity. At the inception of a lease, the residual values are estimated by examining external industry data, the anticipated Toyota, Lexus, and private label product pipeline and our own experience. Factors considered in this evaluation include, but are not limited to national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, competitor actions and behavior, product attributes of popular vehicles, the mix and level of used vehicle supply, current and projected used vehicle values, the actual or perceived quality, safety or reliability of Toyota, Lexus, and private label vehicles, buying and leasing behavior trends, and fuel prices. We review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values on a quarterly basis. To the extent the estimated end-of-term market value of a leased vehicle is lower than the contractual residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value. Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of the contractual residual values at lease inception. These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.

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

At March 31, 2026, holding other estimates constant, if end-of-term market values for returned units were to decrease by one percent from our present estimates, the effect would be to increase depreciation expense by approximately $76 million over the remaining terms of the leases.

At March 31, 2026, holding other estimates constant, if the return rate for our existing lease portfolio were to increase by one percentage point from our present estimates, the effect would be to increase depreciation expense by approximately $21 million over the remaining terms of the leases.

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

Retail Loan Portfolio

The level of credit risk for the retail loan portfolio is influenced by various factors such as economic conditions, the used vehicle market, credit quality, contract structure, and collection strategies and practices. The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type (new or used, Lexus, Toyota, or private label), contract term, and other relevant factors. We use statistical models to estimate lifetime expected credit losses of our retail loan portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical loss experience, and other credit quality indicators such as loan-to-value ratio, book payment to income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity, and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability-weighted forward-looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. The loan lifetime is regarded by management as the reasonable and supportable period. We use macroeconomic forecasts from a third party and update such forecasts quarterly. On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment. The majority of our credit losses are related to our retail loan portfolio. Holding other estimates constant, a 10 percent increase or decrease in the assumptions used to derive probability of default and loss given default would have resulted in a change in the allowance for credit losses of $136 million as of March 31, 2026.

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

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates. The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves. These interest rate scenarios do not represent management’s view of future interest rate movements. In reality, interest rate movements are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below. In situations where existing interest rates are below one percent, the assumption of a 100-basis point decrease in interest rates is subject to a floor of zero percent, which is reflected in the “-100bp” scenario for both March 31, 2026 and 2025.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2026	$8.2	$(5.6)
March 31, 2025	$18.6	$(17.6)

Our net interest cash flow sensitivity results show a slightly asset sensitive position as of both March 31, 2026 and March 31, 2025. We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement strategies to protect our net interest margins from the potential negative effects of changes in interest rates. We have established risk limits to monitor and control our exposures. Our current exposure is considered within tolerable limits.

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

All of our derivative counterparties to which we had credit exposure at March 31, 2026 were assigned investment grade ratings by a credit rating organization. Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our ISDA Master Agreements permit multiple transactions to be cancelled and settled with a single net balance paid to either party in the event of default or other termination event outside the normal course of business, such as a ratings downgrade of either party to the contract. These ISDA Master Agreements also contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties. As of March 31, 2026, we have daily valuation and collateral exchange arrangements with all of our counterparties. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization requirement, which has significantly reduced counterparty credit risk exposure. Under our ISDA Master Agreements, cash is the only permissible form of collateral. Neither we nor our counterparties are required to hold collateral in a segregated account. Upon default, the collateral agreement grants the party in a net asset position the right to set-off amounts receivable against any posted collateral.

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

The following tables summarize our investments in marketable securities distribution by credit rating as of:

	March 31, 2026
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$860	$776	$-	$776	$-	$-	$-
Foreign government and agency obligations	28	27	-	3	9	7	8
Municipal debt securities	7	6	1	4	1	-	-
Corporate debt securities	489	459	-	9	137	255	58
Mortgage-backed securities	265	256	45	178	16	-	17
Asset-backed securities	155	152	35	22	38	26	31
Total available-for-sale debt securities:	$1,804	$1,676	$81	$992	$201	$288	$114
Fixed income mutual funds		$1,950	$-	$872	$1,068	$10	$-
Total		$3,626	$81	$1,864	$1,269	$298	$114

	March 31, 2025
			Distribution by credit rating
	Amortized	Fair					BB
(Dollars in millions)	cost	value	AAA	AA	A	BBB	or below
Available-for-sale debt securities:
U.S. government and agency obligations	$824	$743	$-	$743	$-	$-	$-
Foreign government and agency obligations	21	20	-	3	5	2	10
Municipal debt securities	8	8	1	6	1	-	-
Commercial paper	15	15	-	-	15	-	-
Corporate debt securities	488	450	-	3	130	255	62
Mortgage-backed securities	208	197	30	147	14	-	6
Asset-backed securities	136	134	30	37	27	24	16
Total available-for-sale debt securities:	$1,700	$1,567	$61	$939	$192	$281	$94
Fixed income mutual funds		$1,867	$378	$467	$1,013	$-	$9
Total		$3,434	$439	$1,406	$1,205	$281	$103

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

The table below shows the VaR, excluding taxation impact, of our equity investment portfolio as of and for the period ending:

	March 31,	March 31,
(Dollars in millions)	2026	2025
Average	$180	$71
Minimum	$80	$45
Maximum	$182	$87

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended March 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

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

Retail Loan Portfolio Allowance for Credit Losses

As described in Notes 3 and 4 to the consolidated financial statements, the Company had retail loans of $84,322 million, for which an allowance for credit losses of $1,360 million was recorded as of March 31, 2026. The allowance for credit losses represents management’s estimate of expected credit losses over the expected lifetime of the loans. The loan lifetime is regarded by management as the reasonable and supportable period. Management uses statistical models to estimate lifetime expected credit losses of the retail loan portfolio by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical loss experience and other credit quality indicators such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, and contract term. Loss given default models forecast the extent of losses given that a default has occurred and consider variables such as collateral, trends in recoveries, historical loss severity and other contract structure variables. Exposure at default represents the expected outstanding principal balance, including the effects of expected prepayment when applicable. The lifetime expected credit losses incorporate the probability weighted forward looking macroeconomic forecasts for baseline, favorable, and adverse scenarios. If management does not believe the models adequately reflect lifetime expected credit losses, a qualitative adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

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

June 2, 2026

We have served as the Company’s auditor since 1983.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Years ended March 31,
	2026	2025	2024
Financing revenues:
Operating lease	$6,526	$6,274	$6,270
Retail	5,970	5,909	4,965
Dealer	1,018	1,049	909
Total financing revenues	13,514	13,232	12,144
Depreciation on operating leases	4,260	4,134	4,179
Interest expense	5,483	5,825	4,705
Net financing revenues	3,771	3,273	3,260

Voluntary protection contract revenues and insurance earned premiums	1,320	1,210	1,120
Investment and other income, net	1,115	984	873
Net financing revenues and other revenues	6,206	5,467	5,253

Expenses:
Provision for credit losses	524	768	839
Operating and administrative	1,949	1,827	1,920
Voluntary protection contract expenses and insurance losses	709	638	592
Total expenses	3,182	3,233	3,351

Income before income taxes	3,024	2,234	1,902
Provision for income taxes	713	522	442

Net income	$2,311	$1,712	$1,460

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Years ended March 31,
	2026	2025	2024
Net income	$2,311	$1,712	$1,460
Other comprehensive income, net of tax
Net unrealized gains (losses) on available-for-sale debt securities [net of tax (provision) benefit of ($1), ($2) and $2, respectively]	2	7	(7)
Reclassification of net losses (gains) realized on available-for-sale debt securities included in investment and other income, net [net of tax benefit of $1, $1 and $0, respectively]	2	2	(1)
Other comprehensive income (loss)	4	9	(8)
Comprehensive income	$2,315	$1,721	$1,452

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

	March 31,	March 31,
	2026	2025
ASSETS
Cash and cash equivalents	$7,723	$10,769
Restricted cash and cash equivalents	2,547	2,490
Investments in marketable securities	5,019	4,581
Finance receivables, net of allowance for credit losses of $1,497 and $1,644, respectively	101,005	101,749
Investments in operating leases, net	31,205	30,090
Other assets	7,177	5,615
Total assets	$154,676	$155,294

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$125,200	$127,745
Deferred income taxes	3,785	2,973
Other liabilities	7,845	7,333
Total liabilities	136,830	138,051

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2026 and 2025	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(52)	(56)
Retained earnings	16,981	16,382
Total shareholder's equity	17,846	17,243
Total liabilities and shareholder's equity	$154,676	$155,294

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	March 31,	March 31,
	2026	2025
ASSETS
Finance receivables, net	$32,311	$33,958
Investments in operating leases, net	11,941	10,722
Other assets	159	167
Total assets	$44,411	$44,847

LIABILITIES
Debt	$36,063	$37,717
Other liabilities	65	72
Total liabilities	$36,128	$37,789

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

			Accumulated
		Additional	other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2023	$915	$2	$(57)	$15,649	$16,509

Net income	-	-	-	1,460	1,460
Other comprehensive loss, net of tax	-	-	(8)	-	(8)
Dividends	-	-	-	(979)	(979)
Balance at March 31, 2024	$915	$2	$(65)	$16,130	$16,982

Net income	-	-	-	1,712	1,712
Other comprehensive income, net of tax	-	-	9	-	9
Dividends	-	-	-	(1,460)	(1,460)
Balance at March 31, 2025	$915	$2	$(56)	$16,382	$17,243

Net income	-	-	-	2,311	2,311
Other comprehensive income, net of tax	-	-	4	-	4
Dividends	-	-	-	(1,712)	(1,712)
Balance at March 31, 2026	$915	$2	$(52)	$16,981	$17,846

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$2,311	$1,712	$1,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,355	4,221	4,301
Recognition of deferred income and fees	(1,775)	(1,604)	(1,507)
Provision for credit losses	524	768	839
Amortization of deferred costs	997	1,044	1,030
Foreign currency and other adjustments to the carrying value of financial instruments, net	792	41	180
Net gains from investments in marketable securities	(229)	(90)	(145)
Net change in:
Derivative assets	(47)	(5)	10
Other assets and accrued interest	(138)	42	91
Deferred income taxes	812	(302)	(453)
Derivative liabilities	(19)	4	6
Other liabilities	513	472	1,003
Net cash provided by operating activities	8,096	6,303	6,815

Cash flows from investing activities:
Purchase of investments in marketable securities	(842)	(681)	(727)
Proceeds from sales of investments in marketable securities	490	593	1,282
Proceeds from maturities of investments in marketable securities	145	122	113
Acquisition of finance receivables	(52,329)	(52,117)	(54,549)
Collection of finance receivables	52,794	51,241	44,692
Net change in certain wholesale receivables	95	267	(2,442)
Acquisition of investments in operating leases	(14,301)	(17,870)	(13,755)
Proceeds from disposals of investments in operating leases	9,377	11,730	11,888
Long-term loans to affiliates	(2,056)	(1,536)	(1,145)
Payments on long-term loans from affiliates	671	545	669
Net change in financing support provided to affiliates	(2)	67	(5)
Other, net	(89)	(52)	(74)
Net cash used in investing activities	(6,047)	(7,691)	(14,053)

Cash flows from financing activities:
Proceeds from issuance of debt	40,514	47,799	43,413
Payments on debt	(44,171)	(42,573)	(33,498)
Net change in commercial paper and other short-term financing	331	53	635
Net change in financing support provided by affiliates	-	7	-
Dividend paid	(1,712)	(1,460)	(979)
Net cash (used in) provided by financing activities	(5,038)	3,826	9,571
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(2,989)	2,438	2,333
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	13,259	10,821	8,488
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$10,270	$13,259	$10,821
Supplemental disclosures:
Interest paid, net	$5,341	$5,073	$4,010
Income taxes (received) paid, net	$(230)	$540	$57

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies

Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) is a wholly-owned subsidiary of Toyota Financial Services International Corporation (“TFSIC”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide financial services operations. References herein to the “Company”, “we”, “our”, and “us” denote TMCC and its consolidated subsidiaries. TMCC is marketed under the brands of Toyota Financial Services, Lexus Financial Services, and Bass Pro Shops Financial Services.

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
•
Voluntary Protection Operations - Through Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary, and its insurance company subsidiaries (collectively referred to as “TMIS”), we provide underwriting and claims administration for voluntary vehicle and payment protection products sold by dealers in the U.S. Our voluntary vehicle and payment protection products include prepaid maintenance, vehicle service, guaranteed auto protection, certified pre-owned limited warranties, tire and wheel protection, key replacement protection, and excess wear and use contracts (“voluntary protection products”). TMIS also provides coverage and related administrative services to certain of our affiliates in the U.S.

Our finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota, Lexus, and private label dealers. As of March 31, 2026, approximately 21 percent of retail and lease contracts were concentrated in California, 15 percent in Texas, and 6 percent in New York. Our voluntary protection operations are located in the U.S. As of March 31, 2026, approximately 24 percent of voluntary protection contracts were concentrated in California, 5 percent in New York, and 5 percent in Maryland. Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

Other Matters

In fiscal 2025, TMCC transitioned the origination and financing of new automotive finance and lease contracts under the Mazda Financial Services (“MFS”) Agreement to Toyota Financial Savings Bank (“TFSB”), a Nevada thrift company owned by TFSIC and an unconsolidated affiliate of TMCC (the “MFS Transition”). No existing TMCC private label assets or liabilities were transitioned to or acquired by TFSB and no significant costs were incurred in connection with the MFS Transition. In connection with the MFS Transition, TMCC entered into certain servicing agreements with TFSB to service the retail and lease contracts originated under the MFS Agreement by TFSB. TMCC continues to service these contracts under the brand "Mazda Financial Services." TMCC continues to offer voluntary protection products to MFS customers.

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

On March 31, 2026, we adopted ASU 2023-09, Income Taxes (Topic 740), requiring more granular disclosure of the components of income taxes. The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures. Refer to Note 11 – Income Taxes for additional information.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 1 – Basis of Presentation and Significant Accounting Policies (Continued)

Accounting Guidance Issued But Not Yet Adopted

In November 2024, the Financial Accounting Standard Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, clarifying the effective date of ASU 2024-03. This ASU is effective for us on March 31, 2028, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), providing a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standard Codification 606. This ASU is effective for us on April 1, 2026, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU improves the operability of the guidance by removing all references to software development project stages so that guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. This ASU is effective for us on April 1, 2028, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities

Cash and cash equivalents

Cash and cash equivalents represent highly liquid investments with an original contractual maturity of three months or less from the date of acquisition and may include money market instruments, commercial paper, certificates of deposit, U.S. government and agency obligations, or similar instruments.

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income (loss), net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of March 31, 2026 and 2025, we held AFS debt securities for which the fair value option was elected of $872 million and $829 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $61 million as of March 31, 2026 and 2025, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Investments in marketable securities consisted of the following:

	March 31, 2026
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$860	$2	$(86)	$776
Foreign government and agency obligations	28	-	(1)	27
Municipal debt securities	7	-	(1)	6
Corporate debt securities	489	4	(34)	459
Mortgage-backed securities:
U.S. government agency	176	1	(4)	173
Non-agency residential	39	-	(1)	38
Non-agency commercial	50	-	(5)	45
Asset-backed securities	155	-	(3)	152
Total available-for-sale debt securities	$1,804	$7	$(135)	$1,676
Equity investments				3,343
Total investments in marketable securities				$5,019

	March 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$824	$2	$(83)	$743
Foreign government and agency obligations	21	-	(1)	20
Municipal debt securities	8	1	(1)	8
Commercial paper	15	-	-	15
Corporate debt securities	488	2	(40)	450
Mortgage-backed securities:
U.S. government agency	146	-	(5)	141
Non-agency residential	12	-	(1)	11
Non-agency commercial	50	-	(5)	45
Asset-backed securities	136	1	(3)	134
Total available-for-sale debt securities	$1,700	$6	$(139)	$1,567
Equity investments				3,014
Total investments in marketable securities				$4,581

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 2 – Cash and Cash Equivalents and Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	March 31, 2026
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$241	$(3)	$439	$(83)	$680	$(86)
Foreign government and agency obligations	11	-	5	(1)	16	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	122	(3)	218	(31)	340	(34)
Mortgage-backed securities
U.S. government agency	64	(1)	34	(3)	98	(4)
Non-agency residential	25	-	7	(1)	32	(1)
Non-agency commercial	1	-	42	(5)	43	(5)
Asset-backed securities	48	-	32	(3)	80	(3)
Total available-for-sale debt securities	$512	$(7)	$779	$(128)	$1,291	$(135)

	March 31, 2025
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$104	$(1)	$534	$(82)	$638	$(83)
Foreign government and agency obligations	7	-	6	(1)	13	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	42	(1)	288	(39)	330	(40)
Mortgage-backed securities
U.S. government agency	68	(1)	37	(4)	105	(5)
Non-agency residential	1	-	7	(1)	8	(1)
Non-agency commercial	3	-	41	(5)	44	(5)
Asset-backed securities	37	-	41	(3)	78	(3)
Total available-for-sale debt securities	$262	$(3)	$956	$(136)	$1,218	$(139)

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of March 31, 2026 and 2025, management determined credit losses for securities in an unrealized loss position were not significant. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Years ended March 31,
	2026	2025	2024
Available-for-sale debt securities:
Unrealized gains (losses) on securities for which the fair value option was elected	$-	$9	$(13)
Realized losses on sales, net	$(6)	$(5)	$(1)

Equity investments:
Unrealized gains	$236	$142	$296
Realized losses on sales, net	$(1)	$(56)	$(137)

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

	March 31, 2026
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$60	$60
Due after 1 year through 5 years	376	366
Due after 5 years through 10 years	505	497
Due after 10 years	443	345
Mortgage-backed and asset-backed securities [1]	420	408
Total	$1,804	$1,676
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

Finance receivables are classified as held-for-investment if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. As of March 31, 2026 and 2025, all finance receivables were classified as held-for-investment.

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

Finance receivables, net consisted of the following:

	March 31,	March 31,
	2026	2025
Retail receivables [1]	$85,100	$87,418
Dealer financing	18,180	16,521
	103,280	103,939

Deferred origination costs	1,076	1,227
Deferred income	(1,854)	(1,773)
Allowance for credit losses
Retail receivables	(1,360)	(1,544)
Dealer financing	(137)	(100)
Total allowance for credit losses	(1,497)	(1,644)
Finance receivables, net	$101,005	$101,749

1.
Includes gross securitized retail receivables of $31.5 billion and $34.4 billion as of March 31, 2026 and 2025, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $383 million as of both March 31, 2026 and 2025.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2026
	2026	2025	2024	2023	2022	2021 and Prior	Total
Aging of finance receivables:
Current	$31,446	$21,975	$14,956	$8,088	$4,529	$1,413	$82,407
30-59 days past due	201	290	302	257	179	89	1,318
60-89 days past due	61	91	93	80	54	28	407
90 days or greater past due	28	41	41	38	25	17	190
Total	$31,736	$22,397	$15,392	$8,463	$4,787	$1,547	$84,322
Gross Charge-Offs	$34	$213	$240	$198	$104	$51	$840

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2025
	2025	2024	2023	2022	2021	2020 and Prior	Total
Aging of finance receivables:
Current	$32,049	$24,235	$14,395	$9,095	$4,094	$941	$84,809
30-59 days past due	198	377	384	295	147	57	1,458
60-89 days past due	57	110	112	80	41	18	418
90 days or greater past due	24	48	50	35	18	12	187
Total	$32,328	$24,770	$14,941	$9,505	$4,300	$1,028	$86,872
Gross Charge-Offs	$31	$254	$304	$188	$72	$38	$887

The amortized cost of retail loan portfolio excludes accrued interest of $307 million and $313 million at March 31, 2026 and 2025, respectively. The preceding tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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
At Risk – Account where there is an increased likelihood that default may exist based on qualitative and quantitative factors; and
•
Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2026
	2026	2025	2024	2023	2022	2021 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$6,162	$6,162
Credit Watch	-	-	-	-	-	-	271	271
At Risk	-	-	-	-	-	-	54	54
Default	-	-	-	-	-	-	33	33
Wholesale total	$-	$-	$-	$-	$-	$-	$6,520	$6,520
Real estate
Performing	$2,485	$765	$401	$270	$460	$862	$574	$5,817
Credit Watch	8	18	19	-	6	1	-	52
At Risk	11	16	10	-	6	11	-	54
Default	4	11	32	11	24	16	-	98
Real estate total	$2,508	$810	$462	$281	$496	$890	$574	$6,021
Working capital
Performing	$970	$347	$223	$96	$110	$223	$3,513	$5,482
Credit Watch	87	23	29	-	1	-	6	146
At Risk	2	-	-	1	-	-	2	5
Default	-	-	-	-	3	-	3	6
Working capital total	$1,059	$370	$252	$97	$114	$223	$3,524	$5,639
Total	$3,567	$1,180	$714	$378	$610	$1,113	$10,618	$18,180

For the twelve months ended March 31, 2026, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $76 million and $70 million at March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, the amount of line-of-credit arrangements that are converted to term loans in each reporting period was not significant, respectively.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	March 31, 2026
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,318	$407	$190	$1,915	$82,407	$84,322	$101
Wholesale	-	-	-	-	6,520	6,520	-
Real estate	-	-	-	-	6,021	6,021	-
Working capital	-	-	3	3	5,636	5,639	-
Total	$1,318	$407	$193	$1,918	$100,584	$102,502	$101

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

The amortized cost at March 31, 2026 and 2025 of the loans modified during fiscal 2026 and 2025 was not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within twelve months preceding default were not significant for the twelve months ended March 31, 2026 and 2025.

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

Probability of default models are developed from internal risk scoring models which consider variables such as delinquency status, historical loss experience, and other credit quality indicators such as loan-to-value ratio, book payment-to-income ratio, FICO score at origination, collateral type, and contract term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 4 – Allowance for Credit Losses (Continued)

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Year ended March 31, 2026
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2025	$1,544	$160	$1,704
Charge-offs	(840)	-	(840)
Recoveries	153	-	153
Provision for credit losses	503	21	524
Ending balance, March 31, 2026 ¹	$1,360	$181	$1,541

1. Ending balance includes $44 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

	Year ended March 31, 2025
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2024	$1,549	$135	$1,684
Charge-offs	(887)	-	(887)
Recoveries	139	-	139
Provision for credit losses	743	25	768
Ending balance, March 31, 2025 ¹	$1,544	$160	$1,704

1. Ending balance includes $60 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

Our allowance for credit losses decreased from $1.7 billion at March 31, 2025 to $1.5 billion at March 31, 2026 primarily due to the decrease in the size of our retail loan portfolio and a refinement of purchasing and collection activities.

We have elected to exclude accrued interest from the measurement of expected credit losses as we apply policies and procedures that result in the timely write-offs of accrued interest. Accrued interest is written off within allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is greater than 120 days past due.

Finance receivables for the dealer products portfolio segment as of March 31, 2026 includes $1.4 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $245 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of March 31, 2025 includes $1.3 billion in finance receivables that are guaranteed by TMNA, and $249 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, investment tax credits, and accumulated depreciation. Non-cash investing activities related to investment tax credits on investments in operating leases for the twelve months ended March 31, 2026 and 2025 were $168 million and $505 million, respectively. Generally, lessees have the ability to extend their lease term in one to three month increments up to a total of 12 months from the original lease maturity date. A lease can be terminated at any time by satisfying the obligations under the lease contract. Early termination programs may be occasionally offered to eligible lessees. At the end of the lease, the customer has the option to buy the leased vehicle or return the vehicle to the dealer.

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

We evaluate our investment in operating leases portfolio for potential impairment when we determine a triggering event has occurred. When a triggering event has occurred, we perform a test of recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group. If the test of recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge would be recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and would be recorded in our Consolidated Statements of Income. As of March 31, 2026 and 2025, there was no impairment in our investment in operating leases portfolio.

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

Investments in operating leases, net consisted of the following:

	March 31,	March 31,
	2026	2025
Investments in operating leases [1]	$38,017	$36,523
Deferred income	(712)	(955)
Accumulated depreciation	(6,100)	(5,478)
Investments in operating leases, net	$31,205	$30,090
1.
Includes gross securitized investments in operating leases of $15.1 billion and $13.6 billion as of March 31, 2026 and 2025, respectively.

The following table presents future minimum lease payments due to us as lessor under investments in operating leases after March 31, 2026:

Years ending March 31,	Future minimum lease payments on operating leases
2027	$5,295
2028	3,270
2029	1,151
2030	66
2031	4
Thereafter	-
Total	$9,786

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at March 31, 2026, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Dollars in millions)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	March 31, 2026		March 31, 2025
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$41,805	$136	$41,880	$363
Foreign currency swaps	6,996	377	3,497	132
Total	$48,801	$513	$45,377	$495

Counterparty netting		(218)		(207)
Collateral held		(202)		(242)
Carrying value of derivative contracts – Other assets		$93		$46

Other liabilities:
Interest rate swaps	$58,437	$44	$64,440	$31
Foreign currency swaps	5,024	284	7,026	717
Total	$63,461	$328	$71,466	$748

Counterparty netting		(218)		(207)
Collateral posted		(102)		(514)
Carrying value of derivative contracts – Other liabilities		$8		$27

As of March 31, 2026 and 2025, we held excess collateral and variation margin of $6 million and $4 million, respectively, which we did not use to offset derivative assets and were recorded in Other liabilities on our Consolidated Balance Sheets. As of March 31, 2026 and 2025, we posted initial margin, excess collateral, and variation margin of $299 million and $288 million, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Years Ended March 31,
	2026	2025	2024
Interest expense on debt	$5,427	$5,667	$4,936
Interest expense (income) on derivatives	272	34	(661)
Interest expense on debt and derivatives	5,699	5,701	4,275

Losses (gains) on debt denominated in foreign currencies	604	(96)	(80)
Gains on foreign currency swaps	(621)	(108)	(90)
(Gains) losses on U.S. dollar interest rate swaps	(199)	328	600
Total interest expense	$5,483	$5,825	$4,705

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	March 31, 2026			March 31, 2025
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$89,587	$89,137	3.93%	$90,496	$90,028	4.08%
Secured notes and loans payable	36,114	36,063	4.44%	37,765	37,717	4.53%
Total debt	$125,701	$125,200	4.07%	$128,261	$127,745	4.21%

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

Future
Years ending March 31,	debt maturities
2027	$57,690
2028	27,059
2029	12,890
2030	9,464
2031	10,220
Thereafter [1]	8,378
Unamortized premiums, discounts and debt issuance costs	(501)
Total debt	$125,200
1.
Unsecured and secured notes and loans payable mature on various dates through fiscal 2049.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amounts outstanding under our commercial paper programs were $17.7 billion and $17.3 billion as of March 31, 2026 and 2025, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These agreements were not drawn upon and had no outstanding balances as of March 31, 2026 and 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in the fiscal year ending March 31, 2027. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $5.1 billion and $5.8 billion of this facility as of March 31, 2026 and 2025, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of March 31, 2026, TMCC had committed bank credit facilities totaling $4.1 billion, of which $2.0 billion, $1.9 billion, and $200 million mature in fiscal years ending March 31, 2027, 2029, and 2031, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities were not drawn upon and had no outstanding balances as of March 31, 2026 and 2025. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion 364-day revolving credit facility with Toyota Motor Sales, U.S.A., Inc. (“TMS”), expiring March 31, 2027. This credit facility was not drawn upon and had no outstanding balance as of March 31, 2026 and 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 8 – Variable Interest Entities (Continued)

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	March 31, 2026
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets [1]	Other assets	Debt	Other liabilities
Retail finance receivables	$1,898	$30,934	$139	$27,751	$55
Investments in operating leases	649	11,941	15	8,312	10
Total	$2,547	$42,875	$154	$36,063	$65

1.
Excludes $1.4 billion of VIE retail finance receivables and related accrued interest, included in other assets, that are not securitized as of March 31, 2026.

	March 31, 2025
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets	Other assets	Debt	Other liabilities
Retail finance receivables	$1,853	$33,958	$152	$30,448	$62
Investments in operating leases	637	10,722	15	7,269	10
Total	$2,490	$44,680	$167	$37,717	$72

Restricted cash and cash equivalents, shown in the preceding tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the preceding tables are presented net of deferred fees and costs, deferred income, accumulated depreciation, and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.5 billion and $1.6 billion of securities retained by TMCC at March 31, 2026 and 2025, respectively. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Amounts due from non-consolidated variable interest entities at March 31, 2026 and 2025, and revenues earned from non-consolidated variable interest entities during fiscal 2026, 2025 and 2024 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	March 31,	March 31,
	2026	2025
Commitments:
Credit facilities commitments with dealers	$3,500	$3,643
Commitments under operating lease agreements	256	228
Total commitments	3,756	3,871
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,856	$3,971

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

Lease Commitments

Our operating lease portfolio consists of real estate leases. Total operating lease expense, including payments to affiliates, was $37 million for fiscal 2026, $30 million for fiscal 2025, and $26 million for fiscal 2024. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the preceding table include $46 million and $54 million for facilities leases with affiliates at March 31, 2026 and 2025, respectively.

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

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term. As of March 31, 2026 and 2025, operating lease liabilities and ROU assets related to our operating lease agreements for which we are the lessee were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028- $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2026 and 2025.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of March 31, 2026, we determined that it is not probable that we will be required to make any material payments in the future. As of March 31, 2026 and 2025, no amounts have been recorded under these indemnification provisions.

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

Costs allocated to TMCC for our employees in the Pension Plan and certain other non-qualified plans were not significant for fiscal 2026, 2025, and 2024.

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

TMCC employer contributions to the savings plan were not significant for fiscal 2026, 2025, and 2024.

Other Post-Retirement Benefit Plans

Employees are generally eligible to participate in other post-retirement benefits sponsored by TMNA which provide certain medical care and life insurance benefits to eligible retired employees. Generally, in order to be eligible for these benefits, the employee must be age 55 or older with 10 or more years of service.

Other post-retirement benefit costs allocated to TMCC were not significant for fiscal 2026, 2025, and 2024.

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

In July 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law. The Act permanently restores 100% bonus depreciation for property acquired and placed in service after January 19, 2025, reestablishes and makes permanent current deductibility of domestic research and experimental expenditures incurred in tax years beginning after December 31, 2024, and modifies clean energy corporate tax provisions, including the termination of the qualified commercial clean vehicle credit for vehicles acquired after September 30, 2025, among other changes. The legislation has been incorporated into our fiscal 2026 tax positions and did not have a material impact on our income tax expense for the year ended March 31, 2026.

The provision for income taxes consisted of the following:

	Years ended March 31,
	2026	2025	2024
Income before income taxes
U.S.	$2,983	$2,219	$1,882
Foreign	41	15	20
Total	$3,024	$2,234	$1,902

Income tax (benefit) expense
Current
U.S. federal	$(81)	$706	$769
U.S. state and local	(31)	115	114
Foreign	13	3	12
Total current	(99)	824	895

Deferred
U.S. federal	675	(258)	(376)
U.S. state and local	135	(47)	(72)
Foreign	2	3	(5)
Total deferred	812	(302)	(453)

Total provision for income taxes
U.S. federal	594	448	393
U.S. state and local	104	68	42
Foreign	15	6	7
Total provision for income taxes	$713	$522	$442

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$635	21.0%	$469	21.0%	$399	21.0%
Domestic federal
Tax credits [1]	(5)	(0.2)%	(4)	(0.2)%	0	0.0%
Changes in valuation allowances	1	0.0%	0	0.0%	0	0.0%
Nontaxable or nondeductible items	0	0.0%	1	0.1%	5	0.2%
Effect of cross-border tax laws	0	0.0%	0	0.0%	0	0.0%
Enactment of new tax laws	0	0.0%	0	0.0%	0	0.0%
Other, net	(8)	(0.2)%	0	0.0%	1	0.0%
Domestic state and local taxes (net of federal tax benefit) [2]	84	2.9%	56	2.5%	27	1.4%
Worldwide changes in prior year in unrecognized tax benefits	(2)	(0.1)%	(2)	(0.1)%	7	0.4%
Foreign tax effects	8	0.2%	2	0.1%	3	0.2%
Effective tax rate	$713	23.6%	$522	23.4%	$442	23.2%

1.
The amounts in Tax credits include tax benefits from foreign tax credits and research and development credits for fiscal 2026, 2025, and 2024.
2.
The state and local jurisdictions that contribute to the majority (more than 50 percent) of the effect of the state and local taxes (net of federal tax benefit) are California, Florida, New Jersey, New York State, and Pennsylvania of fiscal 2026, 2025 and 2024.

The following table represents U.S. federal, state and local, and foreign tax jurisdictions that exceed 5% of the Income taxes paid (net of funds received) for the years ended March 31:

	March 31,
	2026	2025	2024
U.S. federal taxes	$(257)	$448	$(46)
State and local taxes
California	*	*	59
Florida	*	*	6
Massachusetts	*	*	3
New Jersey	*	*	4
Pennsylvania	*	*	5
Wisconsin	*	*	(3)
Other states [1]	27	84	20
Foreign taxes
Puerto Rico	-	8	9
Total income taxes (received)/paid	$(230)	$540	$57

1. Individually these states do not exceed the 5% disaggregation threshold.

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

Our net deferred income tax liability consisted of the following deferred tax liabilities and assets:

	March 31,
	2026	2025
Liabilities:
Lease transactions	$4,888	$3,181
Voluntary protection dealer commissions	614	485
State taxes, net of federal tax benefit	380	237
Other	131	101
Deferred tax liabilities	$6,013	$4,004

Assets:
Net operating loss and tax credit carryforwards	1,323	15
Provision for credit and residual value losses	495	503
Deferred costs and fees	248	235
Mark-to-market of investments in marketable securities and derivatives	64	171
Lease obligations	43	38
Accrued expenses	29	26
Other	27	43
Deferred tax assets	2,229	1,031
Valuation allowance	(1)	-
Net deferred tax assets	$2,228	$1,031
Net deferred income tax liability [1]	$3,785	$2,973

1.
Balance includes deferred tax assets of $14 million and $15 million at March 31, 2026 and 2025, respectively, attributable to unrealized losses included in accumulated other comprehensive loss. The change in this balance is not included in the total deferred tax expense.

We have deferred tax assets related to cumulative federal net operating loss carry forwards of $1.3 billion as of March 31, 2026, compared to none as of March 31, 2025. We have deferred tax assets related to cumulative state net operating loss carry forwards of $39 million and $15 million at March 31, 2026 and 2025, respectively. State net operating loss carryforwards will expire beginning in fiscal 2029.

The deferred tax assets related to federal tax credit for foreign tax and state tax credits were not significant as of March 31, 2026 and 2025, respectively.

The valuation allowance on deferred tax assets was not significant as of March 31, 2026 and 2025, respectively. The determination of the valuation allowance is based on management’s estimate of future taxable income during the respective carryforward periods. Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, the Company has not recognized a deferred tax liability for the unremitted earnings of our foreign subsidiary. At March 31, 2026 and 2025, these unremitted earnings totaled $354 million and $329 million, respectively. Determination of the unrecognized deferred tax liability is not practicable, and accordingly no estimate of the unrecorded deferred tax liability is provided.

Although we do not foresee any events causing repatriation of earnings, possible examples may include but are not limited to parent company capital needs or exiting the business in the foreign country.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 11 – Income Taxes (Continued)

We had an income tax receivable of $13 million and an income tax payable of $11 million for our share of the income tax in those states where we filed consolidated or combined returns with TMNA and its subsidiaries at March 31, 2026 and 2025, respectively. Additionally, our federal and state income tax payable or receivable from TMCC affiliated companies, including TFSIC, TFSB, and Toyota Financial Services Securities USA Corporation, was not significant for both March 31, 2026 and 2025.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain. The changes in unrecognized tax benefits are as follows:

	March 31,
	2026	2025	2024
Balance at beginning of the year	$63	$52	$43
Increases related to positions taken during the current year	9	14	3
Increases recorded in current year related to positions taken during prior years	3	-	11
Decreases recorded in current year related to positions taken during prior years	-	(1)	-
Settlements	(23)	-	(3)
Expirations due to lapse of statute	(2)	(2)	(2)
Balance at end of the year	$50	$63	$52

At March 31, 2026, 2025, and 2024 approximately $50 million, $63 million and $52 million of the respective unrecognized tax benefits would, if recognized, have an effect on the effective tax rate. During fiscal 2026, $7 million of the net increase in unrecognized tax benefits had an effect on the effective tax rate.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense. Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability. For each of fiscal 2026, 2025, and 2024, accrued interest was not significant and no penalties were accrued.

Tax-related Contingencies

As of March 31, 2026, we remained under IRS examination for fiscal 2018 through fiscal 2026.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions

The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Years ended March 31,
	2026	2025	2024
Net financing revenues:
Manufacturer's subvention and other revenues	$1,170	$975	$985
Depreciation on operating leases	$(1)	$22	$(68)

Interest expense:
Credit support fees, interest and other expenses	$110	$114	$103

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$195	$181	$152

Investment and other income, net:
Interest and other income, net	$163	$91	$62

Expenses:
Operating and administrative	$118	$108	$94

	March 31,	March 31,
	2026	2025
Assets:
Investments in marketable securities
Commercial paper	$-	$15

Finance receivables, net
Accounts receivable	$67	$73
Deferred retail subvention income	$(1,508)	$(1,170)

Investments in operating leases, net
Investments in operating leases, net	$(161)	$(100)
Deferred lease subvention income	$(499)	$(500)

Other assets
Notes receivable	$4,027	$2,651
Other receivables, net	$89	$96

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$496	$486
Other payables, net	$932	$831
Notes payable	$15	$15

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 12 – Related Party Transactions (Continued)

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of March 31, 2026 and 2025, the subvention receivable from TMNA was $155 million and $106 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of March 31, 2026 and 2025, respectively, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

Our Board of Directors declared and paid cash dividends of approximately $1.7 billion and $1.5 billion payable to TFSIC during fiscal 2026 and 2025, respectively.

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

In addition, TMCC receives support from and provides financing support to TFSC and other affiliates in the form of promissory notes and various loan and credit facility agreements. As of March 31, 2026 and 2025, total financing support available from affiliates totaled approximately $10.8 billion and $8.3 billion, respectively. These amounts include a $5.0 billion 364-day revolving credit facility with TMS expiring March 31, 2027. As of March 31, 2026 and 2025, total financing support available to affiliates totaled approximately $13.0 billion and $10.1 billion, respectively. The amounts outstanding under these agreements are recorded in Other assets and Other liabilities on our Consolidated Balance Sheets at March 31, 2026 and 2025.

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

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase no more than $60 million per year of residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines. At March 31, 2026 and 2025, total amounts purchased by TMCC under this agreement were not significant.

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
•
TMCC is party to a lease agreement with TMNA for our headquarters facility in Plano, Texas, expiring in 2032, and our Dallas Data Center expiring in 2027. The lease commitments are described in Note 9 – Commitments and Contingencies.
•
Subvention receivable represents amounts due from TMNA and other affiliates in support of retail and lease subvention and other cash incentive programs offered by TMCC. Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention and other revenues primarily represent the earned portion of such amounts.
•
Investment in operating leases includes contractual residual value support received from affiliates which is recognized as an offset to depreciation expense over the life of the contract.
•
TMCC is a participating employer in certain retirement, post-retirement medical care and life insurance benefits sponsored by TMNA. Refer to Note 10 – Pension and Other Benefit Plans for additional information.
•
TMCC is a party to expense reimbursement agreements with TFSB and TFSC related to costs incurred by TMCC or these affiliates on behalf of the other party in connection with TMCC’s provision of services to these affiliates or the provision by these affiliates of certain financial products and services to our customers and dealers.
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
•
Affiliate voluntary protection contract revenues and insurance earned premiums primarily represent revenues from TMIS for coverage and related administrative services provided to TMNA and other affiliates. This includes contractual indemnity coverage for limited warranties on certified Toyota and Lexus pre-owned vehicles and related administrative services for TMNA’s certified pre-owned vehicle program. TMIS previously provided umbrella liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS provides coverage, the risk was ceded to a third-party reinsurer. For policy years prior to October 1, 2024, 99 percent was ceded and for the policy year beginning October 1, 2024, 95 percent was ceded. The Company will continue to be responsible for paying claims for the policy years in which we held the umbrella policy. The loss development of the umbrella claims generally occur over several years and the Company will continue to carry loss reserves until these claims are closed. Beginning October 1, 2025, TMIS provides excess liability insurance to TMNA and other affiliates covering certain dollar value layers of risk above umbrella, primary and self-insured retentions and 100 percent of the risk is ceded to third-party reinsurers.

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

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. Nonrecurring fair value items as of March 31, 2026 and 2025 were not significant. Retail finance receivables greater than 120 days past due are measured at fair value based on the fair value of the underlying collateral less costs to sell. The fair value of collateral is based on the current average selling prices for like vehicles at wholesale used vehicle auctions.

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

	March 31, 2026
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$775	$1	$-	$-	$776
Foreign government and agency obligations	-	27	-	-	27
Municipal debt securities	-	6	-	-	6
Corporate debt securities	-	459	-	-	459
Mortgage-backed securities:
U.S. government agency	-	173	-	-	173
Non-agency residential	-	36	2	-	38
Non-agency commercial	-	40	5	-	45
Asset-backed securities	-	83	69	-	152
Available-for-sale debt securities total	775	825	76	-	1,676
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value [1]					1,138
Total return bond funds	812	-	-	-	812
Equity mutual funds	1,393	-	-	-	1,393
Equity investments total	2,205	-	-	-	3,343
Investments in marketable securities total	2,980	825	76	-	5,019
Derivative assets:
Interest rate swaps	-	136	-	-	136
Foreign currency swaps	-	377	-	-	377
Counterparty netting and collateral	-	-	-	(420)	(420)
Derivative assets total	-	513	-	(420)	93
Assets at fair value	2,980	1,338	76	(420)	5,112
Derivative liabilities:
Interest rate swaps	-	(44)	-	-	(44)
Foreign currency swaps	-	(284)	-	-	(284)
Counterparty netting and collateral	-	-	-	320	320
Liabilities at fair value	-	(328)	-	320	(8)
Net assets (liabilities) at fair value	$2,980	$1,010	$76	$(100)	$5,104

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

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of March 31, 2026 and 2025, or Consolidated Statements of Income for the years ended March 31, 2026 and 2025.

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

Secured notes and loans payable

Fair value is estimated based on quoted price or current market rates for debt with similar maturities. Our valuation models use observable inputs, including prepayment speeds, interest rates and yield curves, and credit spreads to estimate the fair value of the future cash flows to be paid on these instruments; therefore, our secured notes and loans payables are classified as Level 2 within the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 13 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	March 31, 2026
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$83,260	$-	$-	$85,657	$85,657
Wholesale	6,534	-	-	6,546	6,546
Real estate	5,992	-	-	6,051	6,051
Working capital	5,522	-	-	5,545	5,545

Financial liabilities
Unsecured notes and loans payable	$89,137	$-	$88,514	$-	$88,514
Secured notes and loans payable	36,063	-	36,202	-	36,202

	March 31, 2025
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$85,633	$-	$-	$87,910	$87,910
Wholesale	6,512	-	-	6,538	6,538
Real estate	5,160	-	-	5,215	5,215
Working capital	4,745	-	-	4,727	4,727

Financial liabilities
Unsecured notes and loans payable	$90,028	$-	$89,196	$-	$89,196
Secured notes and loans payable	37,717	-	37,755	-	37,755

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

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Year ended March 31, 2026
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total
Total financing revenues	$13,514	$-	$-	$13,514
Depreciation on operating leases	4,260	-	-	4,260
Interest expense	5,519	-	(36)	5,483
Net financing revenues	3,735	-	36	3,771

Voluntary protection contract revenues and insurance earned premiums	-	1,320	-	1,320
Investment and other income, net	656	495	(36)	1,115
Net financing and other revenues	4,391	1,815	-	6,206

Expenses:
Provision for credit losses	524	-	-	524
Operating and administrative	1,479	470	-	1,949
Voluntary protection contract expenses and insurance losses	-	709	-	709
Total expenses	2,003	1,179	-	3,182

Income before income taxes	2,388	636	-	3,024
Provision for income taxes	565	148	-	713

Net income	$1,823	$488	$-	$2,311

Total assets	$146,533	$9,267	$(1,124)	$154,676

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Note 14 – Segment Information (Continued)

	Year ended March 31, 2025
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total
Total financing revenues	$13,232	$-	$-	$13,232
Depreciation on operating leases	4,134	-	-	4,134
Interest expense	5,825	-	-	5,825
Net financing revenues	3,273	-	-	3,273

Voluntary protection contract revenues and insurance earned premiums	-	1,210	-	1,210
Investment and other income, net	651	333	-	984
Net financing and other revenues	3,924	1,543	-	5,467

Expenses:
Provision for credit losses	768	-	-	768
Operating and administrative	1,355	472	-	1,827
Voluntary protection contract expenses and insurance losses	-	638	-	638
Total expenses	2,123	1,110	-	3,233

Income before income taxes	1,801	433	-	2,234
Provision for income taxes	419	103	-	522

Net income	$1,382	$330	$-	$1,712

Total assets	$147,141	$8,202	$(49)	$155,294

	Year ended March 31, 2024
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total
Total financing revenues	$12,144	$-	$-	$12,144
Depreciation on operating leases	4,179	-	-	4,179
Interest expense	4,705	-	-	4,705
Net financing revenues	3,260	-	-	3,260

Voluntary protection contract revenues and insurance earned premiums	-	1,120	-	1,120
Investment and other income (loss), net	515	358	-	873
Net financing and other revenues	3,775	1,478	-	5,253

Expenses:
Provision for credit losses	839	-	-	839
Operating and administrative	1,466	454	-	1,920
Voluntary protection contract expenses and insurance losses	-	592	-	592
Total expenses	2,305	1,046	-	3,351

Income before income taxes	1,470	432	-	1,902
Provision for income taxes	344	98	-	442

Net income	$1,126	$334	$-	$1,460

Total assets	$141,993	$7,466	$(78)	$149,381

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

For the years ended March 31, 2026 and 2025, respectively, approximately 87 percent and 86 percent of voluntary protection contract revenues in the voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the years ended March 31, 2026 and 2025.

We had $3.4 billion and $3.1 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024, respectively. We recognized $953 million of the unearned amounts in voluntary protection contract revenues in our Consolidated Statements of Income during fiscal 2026, compared to $945 million during fiscal 2025. As of March 31, 2026, we had unearned voluntary protection contract revenues of $3.7 billion included in Other liabilities on our Consolidated Balance Sheet, and with respect to this balance, we expect to recognize revenue of approximately $1.1 billion in fiscal 2027 and $2.6 billion thereafter.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in Other liabilities on our Consolidated Balance Sheets. These accruals arising from contracts entered into by TMIS are not significant as of March 31, 2026 and 2025. Estimated liabilities are reviewed regularly, and we recognize any adjustments in the periods in which they are determined. If anticipated losses, loss adjustment expenses, and unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our “disclosure controls and procedures’ as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Attestation report of the registered public accounting firm. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement; or a “non-Rule 10b5-1 trading agreement’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of June 2, 2026.

Name	Age	Position

Alec Hagey	60	Director, Chairman of the Board, President and Chief Executive Officer, TMCC; President and, Chief Operating Officer, TFSIC; Director, TFSB

Tellis Bethel	50	Director, Senior Vice President and Chief Financial Officer, TMCC; Chairman of the Board and Chief Executive Officer, TFSB

Taku Chikazawa	59	Director and Treasurer, TMCC; Director, TFSIC

Anna Sampang	56	Group Vice President - Chief Customer Officer, TMCC

Briana Nelson	52	Group Vice President and Chief Sales and Marketing Officer, TMCC

Brittany Baird	39	Vice President and Chief Accounting Officer, TMCC

Carlos Adrian Gruebler	58	Interim Chief Accounting Officer, TMCC; Chief Financial Officer, TFSB

Hiroyoshi Korosue	64	Director, TMCC; Director, Chairman and Chief Executive Officer, TFSIC; Director, President and Chief Executive Officer, TFSC; Chief Officer, Sales Finance Business Group, TMC

Tetsuo Ogawa	66	Director, TMCC; Director, President and Chief Executive Officer, TMNA; Operating Officer, TMC

Mark S. Templin	65	Director, TMCC; Director, TFSIC; Director, Chief Executive Officer of Americas/Oceania Region, TFSC; Director, Chief Operating Officer and Executive Vice President, TMNA; Director, TFSB

All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Hagey was named Chairman of the Board and President and Chief Executive Officer of TMCC in April 2026. He was also named President and Chief Operating Officer of TFSIC in April 2026 and was named Director of TFSB in April 2026. Mr. Hagey previously served as Executive Advisor of TMCC from September 2025 to April 2026, as Senior Vice President and Chief Operating Officer of TMCC from January 2022 to September 2025, and as Group Vice President – Sales, Product and Marketing of TMCC from December 2018 to January 2022. Mr. Hagey first joined TMS in 1990.

Mr. Bethel was named Director and Senior Vice President of TMCC in April 2026 and was named Chief Financial Officer of TMCC in September 2025. He was also named Chairman of the Board of TFSB in April 2026 and has served as Chief Executive Officer of TFSB since August 2024. Mr. Bethel previously served as President of TFSB from August 2024 to September 2025, as Group Vice President and Chief Social Innovation Officer for TMNA from June 2022 to August 2024, as Vice President of Voluntary Protection Products for TMCC from January 2021 to June 2022, and as General Manager of Finance and Business Analytics of TMCC from April 2019 to January 2021. Mr. Bethel joined TMCC in 2010.

Mr. Chikazawa was named Director and Treasurer of TMCC in April 2025 and Director of TFSIC in April 2025. He previously served as General Manager of the Finance Division of TMC from September 2019 to December 2024. Mr. Chikazawa first joined TMC in 1991.

Ms. Sampang was named Group Vice President and Chief Customer Officer in March 2025. She previously served as Group Vice President and Chief Information Officer from March 2024 to March 2025. Ms. Sampang also served as Group Vice President – Service Operations from September 2019 to March 2024. Ms. Sampang first joined TMS in 1993.

Ms. Nelson was named Group Vice President and Chief Sales & Marketing Officer of TMCC in September 2025. Ms. Nelson previously served as Group Vice President of Sales of TMCC from March 2024 to September 2025, Vice President of Product & Marketing of TMCC from June 2022 to March 2024, General Manager of TMNA’s Lexus Eastern Area from July 2021 to June 2022, and General Manager of TMNA’s Toyota New York Region from July 2019 to July 2021. Ms. Nelson joined TMIS in 1996.

Ms. Baird was named Vice President and Chief Accounting Officer in September 2023. Ms. Baird commenced a leave of absence in February 2026 and is expected to return June 2026. Prior to her current position, Ms. Baird served as General Manager and Financial Controllership from June 2022 to September 2023. She previously served as Group Manager and Financial Controllership from March 2021 to June 2022. Ms. Baird also served as National Manager, Officer of the Chief Executive Officer from April 2019 to March 2021. Ms. Baird first joined TMCC in 2012.

Mr. Gruebler was named Interim Chief Accounting Officer of TMCC in February 2026 for the period of Ms. Baird’s leave of absence. He has also served as Vice President and Chief Financial Officer of TFSB since April 2024. Mr. Gruebler previously served as General Manager of International Operations of TMCC from June 2021 to September 2024. Prior to joining TMCC, Mr. Gruebler was Senior Vice President Finance of TD Bank N.A. from April 2015 to June 2021.

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

Mr. Ogawa was named Director of TMCC and Director, President and Chief Executive Officer of TMNA in April 2020. He was named Operating Officer of TMC in April 2023. Mr. Ogawa previously served as Chief Executive Officer, North America Region of TMC from April 2020 to March 2023, Operating Officer of TMC from January 2019 to December 2020 and Chief Operating Officer, North America Region of TMC from January 2019 to April 2020. Mr. Ogawa first joined TMC in 1984.

Mr. Templin was named Director of TMCC in May 2016. Mr. Templin was named Executive Vice President and Chief Operating Officer of TMNA in January 2025. He previously served as Chairman of the Board of TMCC from May 2016 to February 2025 and as President and Chief Executive Officer of TMCC from September 2018 to January 2024. He was also named Director of TFSIC in April 2016 and previously served as President and Chief Operating Officer of TFSIC from April 2016 to February 2025. Mr. Templin has served as Director of TMNA since June 2020 and Director of TFSB since October 2021. Mr. Templin previously served as Chairman of the Board of TFSB from October 2021 to February 2025. Mr. Templin has also served as a Director of TFSC since April 2016 and previously served as Group Chief Operating Officer of TFSC from September 2017 to March 2025. Mr. Templin has served as Chief Executive Officer of the Americas Oceania Region of TFSC since July 2019. Mr. Templin first joined TMS in January 1990.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2026	2025
Audit fees	$13,330	$12,867
Audit related fees	-	-
Tax fees	351	320
All other fees	16	49
Total fees	$13,697	$13,236

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

Auditor Fees Pre-approval Policy

The TMCC Audit and Non-Audit Services Pre-Approval Policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be reviewed and pre-approved by the TMCC Audit Committee and TMCC Board of Directors. All the services provided in fiscal 2026 and 2025 were pre-approved in accordance with the policy’s pre-approval requirements.

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

See Exhibit Index on page 116.

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

Exhibit Number	Description	Method of Filing

10.6	Amended and Restated Repurchase Agreement, dated as of October 1, 2000, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(16)

10.7(a)	Credit Support Fee Agreement, dated as of March 30, 2001, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(17)

10.7(b)	Amendment Number 1 to Credit Support Fee Agreement, dated as of June 17, 2005, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(18)

10.7(c)	Amendment Number 2 to the Credit Support Fee Agreement, dated as of September 7, 2012, between Toyota Motor Credit Corporation and Toyota Financial Services Corporation.	(19)

10.8	Revolving Credit Agreement, dated as of April 1, 2026, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(20)

10.9	Form of Indemnification Agreement between Toyota Motor Credit Corporation and its directors and officers.	(21)

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

97.1	Toyota Motor Credit Corporation Policy on Recovery of Erroneously Awarded Compensation	(22)

101.INS	Inline XBRL instance document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema with embedded linkbases document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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
(19)
Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed September 7, 2012, Commission File Number 1-9961.
(20)
Incorporated herein by reference to Exhibit 10.1, filed with our Current Report on Form 8-K filed April 1, 2026, Commission File Number 1-9961.
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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: June 2, 2026	By	/s/ Alec Hagey
Alec Hagey
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alec Hagey	Director, Chairman of the Board of Directors	June 2, 2026
Alec Hagey	President and
Chief Executive Officer (Principal Executive Officer)

/s/ Tellis Bethel	Senior Vice President and	June 2, 2026
Tellis Bethel	Chief Financial Officer (Principal Financial Officer)

/s/ Carlos Adrian Gruebler	Interim Chief Accounting Officer	June 2, 2026
Carlos Adrian Gruebler	(Principal Accounting Officer)

/s/ Taku Chikazawa	Director and Treasurer	June 2, 2026
Taku Chikazawa

Director
Hiroyoshi Korosue

Director
Tetsuo Ogawa

/s/ Mark S. Templin	Director	June 2, 2026
Mark S. Templin