Form 10-Q
period 2026-06-30
TOYOTA MOTOR CREDIT CORP
filed 2026-08-04
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services International Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-Q

For the quarter ended June 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2026	2025
Financing revenues:
Operating lease	$1,617	$1,618
Retail	1,494	1,496
Dealer	249	249
Total financing revenues	3,360	3,363
Depreciation on operating leases	1,047	1,023
Interest expense	1,237	1,305
Net financing revenues	1,076	1,035

Voluntary protection contract revenues and insurance earned premiums	348	320
Investment and other income, net	418	356
Net financing revenues and other revenues	1,842	1,711

Expenses:
Provision for credit losses	29	45
Operating and administrative	509	427
Voluntary protection contract expenses and insurance losses	199	174
Total expenses	737	646

Income before income taxes	1,105	1,065
Provision for income taxes	268	253

Net income	$837	$812

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	June 30,
	2026	2025
Net income	$837	$812
Other comprehensive income, net of tax
Net unrealized (losses) gains on available-for-sale debt securities [net of tax benefit (provision) of $1 and ($1), respectively]	(2)	2
Reclassification of net losses realized on available-for-sale debt securities included in investment and other income, net [net of tax provision of $0 and $0, respectively]	-	1
Other comprehensive (loss) income	(2)	3
Comprehensive income	$835	$815

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except share data)

(Unaudited)

	June 30,	March 31,
	2026	2026
ASSETS
Cash and cash equivalents	$6,657	$7,723
Restricted cash and cash equivalents	2,451	2,547
Investments in marketable securities	5,259	5,019
Finance receivables, net of allowance for credit losses of $1,392 and $1,497, respectively	101,961	101,005
Investments in operating leases, net	31,033	31,205
Other assets	6,950	7,177
Total assets	$154,311	$154,676

LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$123,499	$125,200
Deferred income taxes	4,035	3,785
Other liabilities	8,096	7,845
Total liabilities	135,630	136,830

Commitments and contingencies (Refer to Note 9)

Shareholder’s equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued and outstanding) at June 30, 2026 and March 31, 2026	915	915
Additional paid-in capital	2	2
Accumulated other comprehensive loss	(54)	(52)
Retained earnings	17,818	16,981
Total shareholder's equity	18,681	17,846
Total liabilities and shareholder's equity	$154,311	$154,676

The following table presents the assets and liabilities of our consolidated variable interest entities (Refer to Note 8).

	June 30,	March 31,
	2026	2026
ASSETS
Finance receivables, net	$32,068	$32,311
Investments in operating leases, net	9,869	11,941
Other assets	150	159
Total assets	$42,087	$44,411

LIABILITIES
Debt	$35,150	$36,063
Other liabilities	54	65
Total liabilities	$35,204	$36,128

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Three months ended June 30, 2026
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	loss	earnings	Total
Balance at March 31, 2026	$915	$2	$(52)	$16,981	$17,846

Net income	-	-	-	837	837
Other comprehensive loss, net of tax	-	-	(2)	-	(2)
Balance at June 30, 2026	$915	$2	$(54)	$17,818	$18,681

	Three months ended June 30, 2025
		Additional	Accumulated other
	Capital	paid-in	comprehensive	Retained
	stock	capital	(loss) income	earnings	Total
Balance at March 31, 2025	$915	$2	$(56)	$16,382	$17,243

Net income	-	-	-	812	812
Other comprehensive income, net of tax	-	-	3	-	3
Balance at June 30, 2025	$915	$2	$(53)	$17,194	$18,058

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$837	$812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,066	1,045
Recognition of deferred income and fees	(433)	(446)
Provision for credit losses	29	45
Amortization of deferred costs	236	255
Foreign currency and other adjustments to the carrying value of financial instruments, net	7	651
Net gains from investments in marketable securities	(206)	(126)
Net change in:
Derivative assets	47	(29)
Other assets and accrued interest	113	179
Deferred income taxes	251	(103)
Derivative liabilities	(5)	(20)
Other liabilities	210	827
Net cash provided by operating activities	2,152	3,090

Cash flows from investing activities:
Purchase of investments in marketable securities	(199)	(240)
Proceeds from sales of investments in marketable securities	110	117
Proceeds from maturities of investments in marketable securities	56	46
Acquisition of finance receivables	(13,911)	(11,568)
Collection of finance receivables	13,355	13,196
Net change in certain wholesale receivables	(322)	(95)
Acquisition of investments in operating leases	(3,701)	(3,459)
Proceeds from disposals of investments in operating leases	2,822	2,568
Long-term loans to affiliates	(100)	(289)
Payments on long-term loans from affiliates	200	220
Net change in financing support provided to affiliates	2	-
Other, net	(33)	(11)
Net cash (used in) provided by investing activities	(1,721)	485

Cash flows from financing activities:
Proceeds from issuance of debt	9,412	9,279
Payments on debt	(11,067)	(14,496)
Net change in commercial paper and other short-term financing	(8)	(89)
Net change in financing support provided by affiliates	70	77
Net cash used in financing activities	(1,593)	(5,229)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(1,162)	(1,654)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	10,270	13,259
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$9,108	$11,605
Supplemental disclosures:
Interest paid, net	$1,199	$1,217
Income taxes received, net	$(28)	$(434)

Refer to the accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim consolidated financial statements as of and for the three months ended June 30, 2026 and 2025 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, the unaudited consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2026, do not necessarily indicate the results which may be expected for the full fiscal year ending March 31, 2027 (“fiscal 2027”).

These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2026 (“fiscal 2026”), which was filed with the Securities and Exchange Commission on June 2, 2026. References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Recently Adopted Accounting Guidance

On March 31, 2026, we adopted Accounting Standard Update (“ASU”) ASU 2023-09, Income Taxes (Topic 740), requiring more granular disclosure of the components of income taxes. The adoption of this guidance did not have a material impact on our consolidated financial statements. Refer to Note 10 - Income Taxes for additional information.

On April 1, 2026, we adopted ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), providing a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures. Refer to Note 4 - Allowance for Credit Losses for additional information.

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

We elected the fair value option for certain debt securities held within one of our investment portfolios for operational ease given the size and composition of this portfolio. All debt securities within this specific portfolio are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. AFS debt securities for which the fair value option is elected are not subject to credit loss impairment evaluation. As of June 30, 2026 and March 31, 2026, we held AFS debt securities for which the fair value option was elected of $882 million and $872 million, respectively. The difference between the aggregate fair value and the aggregate unpaid principal balance of AFS debt securities for which the fair value option was elected was an unrealized loss of $56 million and $61 million as of June 30, 2026 and March 31, 2026, respectively.

All equity investments are recorded at fair value with changes in fair value included in Investment and other income, net in our Consolidated Statements of Income. Realized gains and losses from sales of equity investments are determined using the first in first out method and are included in Investment and other income, net in our Consolidated Statements of Income.

Investments in marketable securities consisted of the following:

	June 30, 2026
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Available-for-sale debt securities:
U.S. government and agency obligations	$860	$2	$(89)	$773
Foreign government and agency obligations	25	1	(1)	25
Municipal debt securities	7	-	(1)	6
Commercial paper	1	-	-	1
Corporate debt securities	491	3	(29)	465
Mortgage-backed securities:
U.S. government agency	171	-	(4)	167
Non-agency residential	42	-	(1)	41
Non-agency commercial	41	-	(4)	37
Asset-backed securities	167	-	(3)	164
Total available-for-sale debt securities	$1,805	$6	$(132)	$1,679
Equity investments				3,580
Total investments in marketable securities				$5,259

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

Unrealized Losses on Securities

The following table presents the aggregate fair value and unrealized losses on AFS debt securities in a continuous unrealized loss position:

	June 30, 2026
	Less than 12 months		12 months or longer		Total
Available-for-sale debt securities:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agency obligations	$252	$(4)	$418	$(85)	$670	$(89)
Foreign government and agency obligations	9	-	3	(1)	12	(1)
Municipal debt securities	-	-	2	(1)	2	(1)
Corporate debt securities	119	(2)	205	(27)	324	(29)
Mortgage-backed securities
U.S. government agency	98	(1)	33	(3)	131	(4)
Non-agency residential	29	-	7	(1)	36	(1)
Non-agency commercial	1	-	29	(4)	30	(4)
Asset-backed securities	52	(1)	29	(2)	81	(3)
Total available-for-sale debt securities	$560	$(8)	$726	$(124)	$1,286	$(132)

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

An allowance for credit losses is established when it is determined that a credit loss has occurred. As of June 30, 2026 and March 31, 2026, management determined credit losses for securities in an unrealized loss position were not significant. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information.

Gains and Losses on Securities

The following table represents gains and losses on our investments in marketable securities presented in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2026	2025
Available-for-sale debt securities:
Unrealized gains on securities for which the fair value option was elected	$5	$1
Realized losses on sales, net	$(4)	$(2)

Equity investments:
Unrealized gains	$205	$128
Realized losses on sales, net	$-	$(1)

Contractual Maturities

The amortized cost and fair value by contractual maturities of available-for-sale debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations.

	June 30, 2026
	Amortized cost	Fair value
Available-for-sale debt securities:
Due within 1 year	$57	$58
Due after 1 year through 5 years	358	348
Due after 5 years through 10 years	505	495
Due after 10 years	464	369
Mortgage-backed and asset-backed securities [1]	421	409
Total	$1,805	$1,679

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

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2026	2026
Retail receivables [1]	$85,534	$85,100
Dealer financing	18,618	18,180
	104,152	103,280

Deferred origination costs	1,075	1,076
Deferred income	(1,874)	(1,854)
Allowance for credit losses
Retail receivables	(1,309)	(1,360)
Dealer financing	(83)	(137)
Total allowance for credit losses	(1,392)	(1,497)
Finance receivables, net	$101,961	$101,005

1 Includes gross securitized retail receivables of $32.5 billion and $31.5 billion as of June 30, 2026 and March 31, 2026, respectively.

Accrued interest related to finance receivables is presented in Other assets on the Consolidated Balance Sheets and was $382 million and $383 million as of June 30, 2026 and March 31, 2026, respectively.

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

The following tables present the amortized cost basis of our retail loan portfolio by origination fiscal year by credit quality indicator based on number of days past due:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2026
	2027	2026	2025	2024	2023	2022 and Prior	Total
Aging of finance receivables:
Current	$9,889	$28,896	$19,559	$12,985	$6,796	$4,557	$82,682
30-59 days past due	15	280	291	289	239	232	1,346
60-89 days past due	-	105	106	112	88	87	498
90 days or greater past due	-	42	45	44	39	39	209
Total	$9,904	$29,323	$20,001	$13,430	$7,162	$4,915	$84,735
Gross Charge-Offs	$-	$38	$49	$41	$30	$22	$180

	Amortized Cost Basis by Origination Fiscal Year at March 31, 2026
	2026	2025	2024	2023	2022	2021 and Prior	Total
Aging of finance receivables:
Current	$31,446	$21,975	$14,956	$8,088	$4,529	$1,413	$82,407
30-59 days past due	201	290	302	257	179	89	1,318
60-89 days past due	61	91	93	80	54	28	407
90 days or greater past due	28	41	41	38	25	17	190
Total	$31,736	$22,397	$15,392	$8,463	$4,787	$1,547	$84,322
Gross Charge-Offs	$34	$213	$240	$198	$104	$51	$840

The amortized cost of retail loan portfolio excludes accrued interest of $309 million and $307 million at June 30, 2026 and March 31, 2026, respectively. The preceding tables include contracts greater than 120 days past due, which are recorded at the fair value of collateral less estimated costs to sell, and contracts in bankruptcy.

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

The following tables present the amortized cost basis of our dealer products portfolio by credit quality indicator based on internal risk assessments by origination fiscal year:

	Amortized Cost Basis by Origination Fiscal Year at June 30, 2026
	2027	2026	2025	2024	2023	2022 and Prior	Revolving loans	Total
Wholesale
Performing	$-	$-	$-	$-	$-	$-	$6,543	$6,543
Credit Watch	-	-	-	-	-	-	290	290
At Risk	-	-	-	-	-	-	83	83
Default	-	-	-	-	-	-	1	1
Wholesale total	$-	$-	$-	$-	$-	$-	$6,917	$6,917
Real estate
Performing	$511	$2,115	$723	$368	$258	$1,212	$578	$5,765
Credit Watch	-	41	18	17	-	2	-	78
At Risk	9	7	24	12	10	57	-	119
Default	-	-	-	-	-	-	-	-
Real estate total	$520	$2,163	$765	$397	$268	$1,271	$578	$5,962
Working capital
Performing	$344	$871	$308	$199	$86	$252	$3,551	$5,611
Credit Watch	25	26	3	9	-	-	58	121
At Risk	-	2	-	-	-	3	2	7
Default	-	-	-	-	-	-	-	-
Working capital total	$369	$899	$311	$208	$86	$255	$3,611	$5,739
Total	$889	$3,062	$1,076	$605	$354	$1,526	$11,106	$18,618

For the three months ended June 30, 2026, there were no gross charge-offs in our dealer product portfolio.

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

The amortized cost of the dealer products portfolio excludes accrued interest of $73 million and $76 million at June 30, 2026 and March 31, 2026, respectively. As of June 30, 2026 and March 31, 2026, the amount of line-of-credit arrangements converted to term loans in each reporting period was not significant.

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

The following tables present the aging of the amortized cost basis of our finance receivables by class:

	June 30, 2026
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,346	$498	$209	$2,053	$82,682	$84,735	$122
Wholesale	-	-	-	-	6,917	6,917	-
Real estate	-	-	-	-	5,962	5,962	-
Working capital	-	-	-	-	5,739	5,739	-
Total	$1,346	$498	$209	$2,053	$101,300	$103,353	$122

	March 31, 2026
	30 - 59 Days past due	60 - 89 Days past due	90 Days or greater past due	Total Past due	Current	Total Finance receivables	90 Days or greater past due and accruing
Retail loan	$1,318	$407	$190	$1,915	$82,407	$84,322	$101
Wholesale	-	-	-	-	6,520	6,520	-
Real estate	-	-	-	-	6,021	6,021	-
Working capital	-	-	3	3	5,636	5,639	-
Total	$1,318	$407	$193	$1,918	$100,584	$102,502	$101

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

The amortized cost at June 30, 2026 and 2025 of the loans modified during the three months ended June 30, 2026 and 2025 were not significant. The unpaid principal balances, net of recoveries, of loans charged off during the reporting period that were modified within 12 months preceding default were not significant for the three months ended June 30, 2026 and 2025.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 4 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments by portfolio segment:

	Three months ended June 30, 2026
	Retail loan	Dealer products	Total
Beginning balance, April 1, 2026	$1,360	$181	$1,541
Charge-offs	(180)	-	(180)
Recoveries	32	-	32
Provision for credit losses	97	(68)	29
Ending balance, June 30, 2026 ¹	$1,309	$113	$1,422

1 Ending balance includes $30 million of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheet which is related to off-balance sheet lending commitments in the dealer products portfolio.

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

Finance receivables for the dealer products portfolio segment as of June 30, 2026, includes $1.5 billion in finance receivables that are guaranteed by Toyota Motor North America, Inc. (“TMNA”), and $250 million in finance receivables that are guaranteed by third-party private Toyota distributors. Finance receivables for the dealer products portfolio segment as of June 30, 2025, includes $1.4 billion in finance receivables that are guaranteed by TMNA, and $272 million in finance receivables that are guaranteed by third-party private Toyota distributors. These finance receivables are related to certain Toyota and Lexus dealers and other third parties to whom we provided financing at the request of TMNA and third-party private Toyota distributors.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consists of vehicle lease contracts acquired from dealers, and includes deferred origination fees and costs, deferred income, investment tax credits, and accumulated depreciation. There were no non-cash investing activities related to investment tax credits on investments in operating leases for the three months ended June 30, 2026 compared to $82 million for the three months ended June 30, 2025. Securitized investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements as discussed further in Note 8 - Variable Interest Entities. Cash flows from these securitized investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions. They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2026	2026
Investments in operating leases [1]	$37,766	$38,017
Deferred income	(668)	(712)
Accumulated depreciation	(6,065)	(6,100)
Investments in operating leases, net	$31,033	$31,205

1 Includes gross securitized investments in operating leases of $12.6 billion and $15.1 billion as of June 30, 2026 and March 31, 2026, respectively.

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

Over-the-Counter (“OTC”) Derivatives

Our International Swaps and Derivatives Association Master Agreements are our master netting agreements which permit multiple transactions to be cancelled and settled with a single net balance paid to either party for our OTC derivatives. The master netting agreements also contain reciprocal collateral agreements which require the transfer of cash collateral to the party in a net asset position across all transactions. Our collateral agreements with substantially all our counterparties include a zero threshold, full collateralization arrangement. Although we have daily valuation and collateral exchange arrangements with all of our counterparties, due to the time required to move collateral, there may be a delay of up to one day between the exchange of collateral and the valuation of our derivatives. We would not be required to post additional collateral to the counterparties with whom we were in a net liability position at June 30, 2026, if our credit ratings were to decline, since we fully collateralize without regard to credit ratings with these counterparties. In addition, as our collateral agreements include legal right of offset provisions, collateral amounts are netted against derivative assets or derivative liabilities, and the net amount is included in Other assets or Other liabilities on our Consolidated Balance Sheets.

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

(Unaudited)

Note 6 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Consolidated Financial Statements

The following tables show the financial statement line item and amount of our derivative assets and liabilities that are reported on our Consolidated Balance Sheets:

	June 30, 2026		March 31, 2026
		Fair		Fair
	Notional	value	Notional	value
Other assets:
Interest rate swaps	$49,830	$167	$41,805	$136
Foreign currency swaps	7,209	429	6,996	377
Total	$57,039	$596	$48,801	$513

Counterparty netting		(270)		(218)
Collateral held		(280)		(202)
Carrying value of derivative contracts – Other assets		$46		$93

Other liabilities:
Interest rate swaps	$48,354	$91	$58,437	$44
Foreign currency swaps	4,810	259	5,024	284
Total	$53,164	$350	$63,461	$328

Counterparty netting		(270)		(218)
Collateral posted		(77)		(102)
Carrying value of derivative contracts – Other liabilities		$3		$8

We held excess collateral and variation margin of $3 million and $6 million as of June 30, 2026 and March 31, 2026, respectively, which we did not use to offset derivative assets and was recorded in Other liabilities on our Consolidated Balance Sheets. We posted initial margin, excess collateral, and variation margin of $246 million and $299 million as of June 30, 2026 and March 31, 2026, respectively, which we did not use to offset derivative liabilities and was recorded in Other assets on our Consolidated Balance Sheets.

The following table summarizes the components of interest expense, including the location and amount of gains and losses on derivative instruments and related hedged items, as reported in our Consolidated Statements of Income:

	Three months ended
	June 30,
	2026	2025
Interest expense on debt	$1,330	$1,394
Interest expense on derivatives	86	53
Interest expense on debt and derivatives	1,416	1,447

(Gains) losses on debt denominated in foreign currencies	(66)	678
Losses (gains) on foreign currency swaps	9	(785)
Gains on U.S. dollar interest rate swaps	(122)	(35)
Total interest expense	$1,237	$1,305

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 7 – Debt and Credit Facilities

Debt and the related weighted average contractual interest rates are summarized as follows:

	June 30, 2026			March 31, 2026
	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable	$88,796	$88,349	3.94%	$89,587	$89,137	3.93%
Secured notes and loans payable	35,206	35,150	4.40%	36,114	36,063	4.44%
Total debt	$124,002	$123,499	4.07%	$125,701	$125,200	4.07%

The carrying value of our debt includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments. Weighted average contractual interest rates approximate the effective interest rates and certain debt is callable at par value.

Unsecured Notes and Loans Payable

Our unsecured notes and loans payable consist of commercial paper and fixed and variable rate debt. Short-term funding needs are met through the issuance of commercial paper in the U.S. Amounts outstanding under our commercial paper programs was $17.8 billion and $17.7 billion as of June 30, 2026 and March 31, 2026, respectively.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities had no outstanding balances as of June 30, 2026 and March 31, 2026. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2028. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $4.4 billion and $5.1 billion of this facility as of June 30, 2026 and March 31, 2026, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of June 30, 2026, TMCC had committed bank credit facilities totaling $4.1 billion, of which $2.0 billion, $1.7 billion, $200 million, and $200 million mature in fiscal years ending March 31, 2027, 2029, 2030, and 2032, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities had no outstanding balances as of June 30, 2026 and March 31, 2026. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion 364-day revolving credit facility with Toyota Motor Sales U.S.A., Inc. expiring March 31, 2027. This credit facility had no outstanding balance as of June 30, 2026 and March 31, 2026.

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

The following tables show the assets and liabilities related to our VIE securitization transactions that are included on our Consolidated Balance Sheets:

	June 30, 2026
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets [1]	Other assets	Debt	Other liabilities
Retail finance receivables	$1,891	$31,841	$136	$28,265	$47
Investments in operating leases	560	9,869	13	6,885	7
Total	$2,451	$41,710	$149	$35,150	$54

	March 31, 2026
		VIE Assets		VIE Liabilities
	Restricted cash and cash equivalents	Net securitized assets [1]	Other assets	Debt	Other liabilities
Retail finance receivables	$1,898	$30,934	$139	$27,751	$55
Investments in operating leases	649	11,941	15	8,312	10
Total	$2,547	$42,875	$154	$36,063	$65

1.
Excludes $0.2 billion and $1.4 billion of VIE retail finance receivables and related accrued interest, included in other assets, that are not securitized as of June 30, 2026 and March 31, 2026, respectively.

Restricted cash and cash equivalents shown in the preceding tables represent collections from the underlying Net securitized assets and certain reserve deposits held by TMCC for the VIEs and is included as part of Restricted cash and cash equivalents on our Consolidated Balance Sheets. Net securitized assets shown in the preceding tables are presented net of deferred fees and costs, deferred income, accumulated depreciation and allowance for credit losses. Other assets represent accrued interests related to securitized retail finance receivables and used vehicles held-for-sale that were repossessed by or returned to TMCC for the benefit of the VIEs. The related debt of these consolidated VIEs is presented net of $1.6 billion and $1.5 billion of securities retained by TMCC at June 30, 2026 and March 31, 2026, respectively. Other liabilities represent accrued interest on the debt of the consolidated VIEs.

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

Amounts due from non-consolidated variable interest entities at June 30, 2026 and March 31, 2026 and revenues earned from non-consolidated variable interest entities for three months ended June 30, 2026 and 2025 were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees for which the maximum unfunded amounts are summarized in the table below:

	June 30,	March 31,
	2026	2026
Commitments:
Credit facilities commitments with dealers	$3,462	$3,500
Commitments under operating lease agreements	253	256
Total commitments	3,715	3,756
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$3,815	$3,856

Wholesale financing is not considered to be a contractual commitment as the arrangements are not binding arrangements under which TMCC is required to perform.

Commitments

We provide fixed and variable rate working capital loans, revolving lines of credit, and real estate financing to dealers and various multi-franchise organizations referred to as dealer groups for facilities construction and refurbishment, working capital requirements, real estate purchases, business acquisitions and other general business purposes. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and may be guaranteed by individual or corporate guarantees of affiliated dealers, dealer groups, or dealer principals. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements. Our pricing reflects market conditions, the competitive environment, the level of support dealers provide our retail, lease and voluntary protection business and the creditworthiness of each dealer. Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses. In addition to the total commitments and guarantees in the preceding table, we have also extended credit facilities to affiliates as described in Note 12 – Related Party Transactions in our fiscal 2026 Form 10-K.

Lease Commitments

Our operating lease portfolio consists of real estate leases. We have a lease agreement through August 2032 with TMNA for our headquarters facility in Plano, Texas. Commitments under operating lease agreements in the preceding table include $45 million and $46 million for facilities leases with affiliates at June 30, 2026 and March 31, 2026, respectively.

Lease terms may contain renewal and extension options or early termination features. Generally, these options do not impact the lease term because TMCC is not reasonably certain that it will exercise the options. These lease agreements do not impose restrictions on our ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements, nor do they have residual value guarantees. Total operating lease expense, including payments to affiliates, for the first quarter of fiscal 2027 and fiscal 2026 were not significant.

Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate at the lease commencement date for the duration of the lease term. As of June 30, 2026 and March 31, 2026, operating lease liabilities and ROU assets related to our operating lease agreements for which we are the lessee were not significant.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 9 – Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates. The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations. TMCC is entitled to reimbursement by the applicable affiliates for any amounts paid. TMCC receives a nominal annual fee for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2026 and March 31, 2026.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor, supplier and service agreements. Performance under these indemnities would generally occur upon a breach of the representations, warranties, covenants or other commitments made or given in the agreement, or as a result of a third-party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements may require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of June 30, 2026, we determined that it is not probable that we will be required to make any material payments in the future. As of June 30, 2026 and March 31, 2026, no amounts have been recorded under these indemnification provisions.

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

We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we also determine estimates of reasonable possibility of loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability. Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established. Based on available information and established accruals, we do not believe it is reasonably probable that the results of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations as of June 30, 2026.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 10 – Income Taxes

Our provision for income taxes was $268 million for the three months ended June 30, 2026, compared to $253 million for the same period in fiscal 2026. Our effective tax rate was 24 percent for the three months ended June 30, 2026, as well as for the same period in fiscal 2026. The change in the provision for income taxes for the three months ended June 30, 2026, compared to the same period in fiscal 2026, was primarily due to the increase in income before income taxes.

Tax-related Contingencies

As of June 30, 2026, we remain under IRS examination for fiscal 2018 through fiscal 2027.

We periodically review our uncertain tax positions. Our assessment is based on many factors including any ongoing IRS audits. For the three months ended June 30, 2026, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets include the cumulative federal and state net operating loss carry forwards, deferred deduction of allowance for credit losses and residual value loss estimates, mark-to-market adjustment of derivatives, and other deferred costs. The total deferred tax liability, net of these deferred tax assets, was $4.0 billion and $3.8 billion at June 30, 2026 and March 31, 2026, respectively. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions

In April 2026, TMCC entered into a 364-day revolving credit agreement with Toyota Motor Sales U.S.A., Inc. (“TMS”), pursuant to which TMCC is entitled to borrow a maximum amount of $5.0 billion. The 364-day revolving credit agreement replaces the $5.0 billion three-year revolving credit agreement, between TMCC and TMS, which was terminated on April 1, 2026.

Except for the transaction noted above, there were no material changes to our related party agreements or relationships as described in our fiscal 2026 Form 10-K. The tables below show the financial statement line items and amounts included in our Consolidated Statements of Income and on our Consolidated Balance Sheets under various related party agreements or relationships:

	Three months ended
	June 30,
	2026	2025
Net financing revenues:
Manufacturer's subvention and other revenues	$314	$270
Depreciation on operating leases	$(7)	$4

Interest expense:
Credit support fees, interest and other expenses	$28	$26

Voluntary protection contract revenues and insurance earned premiums:
Voluntary protection contract revenues and insurance earned premiums	$47	$52

Investment and other income, net:
Interest and other income, net	$15	$102

Expenses:
Operating and administrative	$29	$29

	June 30,	March 31,
	2026	2026
Assets:
Finance receivables, net
Accounts receivable	$69	$67
Deferred retail subvention income	$(1,595)	$(1,508)

Investments in operating leases, net
Investments in operating leases, net	$(151)	$(161)
Deferred lease subvention income	$(506)	$(499)

Other assets
Notes receivable	$3,881	$4,027
Other receivables, net	$88	$89

Liabilities:
Other liabilities
Unearned voluntary protection contract revenues and insurance earned premiums	$502	$496
Other payables, net	$855	$932
Notes payable	$85	$15

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 11 – Related Party Transactions (Continued)

TMCC receives subvention payments from TMNA which result in a gross monthly subvention receivable. As of June 30, 2026 and March 31, 2026, the subvention receivable from TMNA was $137 million and $155 million, respectively. We have a master netting agreement with TMNA which allows us to net settle payments for shared services and subvention transactions. Under this agreement, as of both June 30, 2026 and March 31, 2026, we had a net amount payable to TMNA which is recorded in Other payables, net in Other liabilities.

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

	June 30, 2026
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$772	$1	$-	$-	$773
Foreign government and agency obligations	-	25	-	-	25
Municipal debt securities	-	6	-	-	6
Commercial paper	-	1	-	-	1
Corporate debt securities	-	465	-	-	465
Mortgage-backed securities:
U.S. government agency	-	165	2	-	167
Non-agency residential	-	33	8	-	41
Non-agency commercial	-	37	-	-	37
Asset-backed securities	-	88	76	-	164
Available-for-sale debt securities total	772	821	86	-	1,679
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value [1]					1,163
Total return bond funds	823	-	-	-	823
Equity mutual funds	1,594	-	-	-	1,594
Equity investments total	2,417	-	-	-	3,580
Investments in marketable securities total	3,189	821	86	-	5,259
Derivative assets:
Interest rate swaps	-	167	-	-	167
Foreign currency swaps	-	429	-	-	429
Counterparty netting and collateral	-	-	-	(550)	(550)
Derivative assets total	-	596	-	(550)	46
Assets at fair value	3,189	1,417	86	(550)	5,305
Derivative liabilities:
Interest rate swaps	-	(91)	-	-	(91)
Foreign currency swaps	-	(259)	-	-	(259)
Counterparty netting and collateral	-	-	-	347	347
Liabilities at fair value	-	(350)	-	347	(3)
Net assets (liabilities) at fair value	$3,189	$1,067	$86	$(203)	$5,302

1 Measured at net asset value and therefore excluded from leveling.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

	March 31, 2026
				Counterparty
				netting &	Fair
	Level 1	Level 2	Level 3	collateral	value
Investments in marketable securities:
Available-for-sale debt securities:
U.S. government and agency obligations	$775	$1	$-	$-	$776
Foreign government and agency obligations	-	27	-	-	27
Municipal debt securities	-	6	-	-	6
Corporate debt securities	-	459	-	-	459
Mortgage-backed securities:
U.S. government agency	-	173	-	-	173
Non-agency residential	-	36	2	-	38
Non-agency commercial	-	40	5	-	45
Asset-backed securities	-	83	69	-	152
Available-for-sale debt securities total	775	825	76	-	1,676
Equity investments:
Fixed income mutual funds:
Fixed income mutual funds measured at net asset value [1]					1,138
Total return bond funds	812	-	-	-	812
Equity mutual funds	1,393	-	-	-	1,393
Equity investments total	2,205	-	-	-	3,343
Investments in marketable securities total	2,980	825	76	-	5,019
Derivative assets:
Interest rate swaps	-	136	-	-	136
Foreign currency swaps	-	377	-	-	377
Counterparty netting and collateral	-	-	-	(420)	(420)
Derivative assets total	-	513	-	(420)	93
Assets at fair value	2,980	1,338	76	(420)	5,112
Derivative liabilities:
Interest rate swaps	-	(44)	-	-	(44)
Foreign currency swaps	-	(284)	-	-	(284)
Counterparty netting and collateral	-	-	-	320	320
Liabilities at fair value	-	(328)	-	320	(8)
Net assets at fair value	$2,980	$1,010	$76	$(100)	$5,104

1 Measured at net asset value and therefore excluded from leveling.

Level 3 Fair Value Measurements

The Level 3 financial assets and liabilities recorded at fair value which are subject to recurring and nonrecurring fair value measurement, and the corresponding activity and change in the fair value measurements of these assets and liabilities, were not significant to our Consolidated Balance Sheets as of June 30, 2026 and March 31, 2026, or Consolidated Statements of Income for the three months ended June 30, 2026 and 2025.

Nonrecurring Fair Value Measurements

Nonrecurring fair value measurements include Level 3 net finance receivables that are not measured at fair value on a recurring basis but are subject to fair value adjustments utilizing the fair value of the underlying collateral when there is evidence of impairment. We did not have any significant nonrecurring fair value items as of June 30, 2026 and March 31, 2026.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

Note 12 – Fair Value Measurements (Continued)

The following tables provide information about assets and liabilities not carried at fair value on a recurring basis on our Consolidated Balance Sheets:

	June 30, 2026
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$83,726	$-	$-	$85,766	$85,766
Wholesale	6,930	-	-	6,938	6,938
Real estate	5,930	-	-	5,920	5,920
Working capital	5,676	-	-	5,673	5,673

Financial liabilities
Unsecured notes and loans payable	$88,349	$-	$87,694	$-	$87,694
Secured notes and loans payable	35,150	-	35,232	-	35,232

	March 31, 2026
	Carrying				Total Fair
	value	Level 1	Level 2	Level 3	value
Financial assets
Finance receivables
Retail loan	$83,260	$-	$-	$85,657	$85,657
Wholesale	6,534	-	-	6,546	6,546
Real estate	5,992	-	-	6,051	6,051
Working capital	5,522	-	-	5,545	5,545

Financial liabilities
Unsecured notes and loans payable	$89,137	$-	$88,514	$-	$88,514
Secured notes and loans payable	36,063	-	36,202	-	36,202

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

Financial information for our reportable operating segments, which includes allocated corporate expenses, is summarized as follows:

	Three months ended June 30, 2026
	Finance	Voluntary protection	Intercompany
	operations	operations	eliminations	Total
Total financing revenues	$3,360	$-	$-	$3,360
Depreciation on operating leases	1,047	-	-	1,047
Interest expense	1,246	-	(9)	1,237
Net financing revenues	1,067	-	9	1,076

Voluntary protection contract revenues and insurance earned premiums	-	348	-	348
Investment and other income, net	160	267	(9)	418
Net financing and other revenues	1,227	615	-	1,842

Expenses:
Provision for credit losses	29	-	-	29
Operating and administrative	397	112	-	509
Voluntary protection contract expenses and insurance losses	-	199	-	199
Total expenses	426	311	-	737

Income before income taxes	801	304	-	1,105
Provision for income taxes	197	71	-	268

Net income	$604	$233	$-	$837

Total assets at June 30, 2026	$145,666	$9,738	$(1,093)	$154,311

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

Voluntary protection operations – Contract revenues

For the three months ended June 30, 2026 and 2025, approximately 87 percent and 86 percent, respectively, of voluntary protection contract revenues in the Voluntary protection operations segment were accounted for under the guidance for revenue from contracts with customers.

The Voluntary protection operations segment defers contractually determined incentives paid to dealers as contract costs for selling voluntary protection products. These costs are recorded in Other assets on our Consolidated Balance Sheets and are amortized to Operating and administrative expenses in the Consolidated Statements of Income using a methodology consistent with the recognition of revenue. The amount of capitalized dealer incentives and the related amortization was not significant to our consolidated financial statements as of and for the three months ended June 30, 2026 and 2025.

We had $3.7 billion and $3.4 billion of unearned voluntary protection contract revenues from contracts with customers included in Other liabilities on our Consolidated Balance Sheets as of March 31, 2026 and March 31, 2025, respectively. We recognized $284 million of the unearned amounts in voluntary protection contract revenues in our Consolidated Statements of Income during the three months ended June 30, 2026, compared to $255 million during the same period in fiscal 2026. As of June 30, 2026, we had unearned voluntary protection contract revenues of $3.8 billion included in Other liabilities on our Consolidated Balance Sheets, and with respect to this balance we expect to recognize revenue of $0.9 billion during fiscal 2027, and $2.9 billion thereafter. At June 30, 2025, we had unearned voluntary protection contract revenues of $3.5 billion associated with outstanding contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and currently available information. However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements. We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Part II. Other Information – Item 1A. Risk Factors” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2026 (“fiscal 2026”), including the following:

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

Fiscal 2027 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2027 (“fiscal 2027”), the U.S. economy continued to experience uncertainties surrounding geopolitical events (including the current conflict in the Middle East), international trade policy, taxation policy, and the future path of monetary policy which impact the outlook for future economic growth. The continued imposition of elevated tariffs and import fees imposed by the U.S. and other governments could continue to disrupt supply chains, increase costs, and limit market access, further complicating the economic outlook. Automotive industry specific tariffs in the U.S. could continue to impact costs of automotive suppliers and manufacturers, which may continue to change levels of production and availability of new vehicles, as well as increase consumer costs and lower consumer demand. Changes in the economy that adversely impact the volume of Toyota and Lexus vehicles produced or sold in the U.S. could have a material adverse effect on our business, results of operations, and financial condition.

Industry-wide vehicle sales and sales incentives in the U.S. increased slightly during the first quarter of fiscal 2027, as compared to the same period in fiscal 2026. Our market share of TMNA sales increased approximately 4 percentage points for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, primarily due to higher levels of subvention and other incentive programs.

Average used vehicle values during the first quarter of fiscal 2027 increased compared to the same period in fiscal 2026.

Global capital markets were generally stable during the first quarter of fiscal 2027, despite uncertainty about the future path of U.S. monetary policy and the conflict in the Middle East. We continue to maintain broad global access to both domestic and international markets. Future disruptions and changes in interest rates in the U.S. and foreign markets could result in volatility in our interest expense, which could affect our results of operations.

RESULTS OF OPERATIONS

The following table summarizes total net income by our reportable operating segments:

	Three months ended
	June 30,
(Dollars in millions)	2026	2025
Net income:
Finance operations [1]	$604	$641
Voluntary protection operations [1]	233	171
Total net income	$837	$812

1 Refer to Note 13 - Segment Information of the Notes to Consolidated Financial Statements for the total asset balances of our finance and voluntary protection operations.

Our consolidated net income was $837 million for the first quarter of fiscal 2027, compared to $812 million for the same period in fiscal 2026.

The increase in net income for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, was primarily due to a $68 million decrease in interest expense, a $62 million increase in investment and other income, net, a $28 million increase in voluntary protection contract revenues and insurance earned premiums, and a $16 million decrease in provision for credit losses, partially offset by an $82 million increase in operating and administrative expense, a $25 million increase in voluntary protection contract expenses and insurance losses, a $24 million increase in depreciation on operating leases, and a $15 million increase in provision for income taxes.

Our overall capital position increased $835 million, bringing total shareholder’s equity to $18.7 billion at June 30, 2026 as compared to $17.8 billion at March 31, 2026. Our debt decreased to $123.5 billion at June 30, 2026 from $125.2 billion at March 31, 2026. Our debt-to-equity ratio decreased to 6.6 at June 30, 2026 from 7.0 at March 31, 2026.

Finance Operations

The following table summarizes key results of our Finance Operations:

	Three months ended
	June 30,		Percentage
(Dollars in millions)	2026	2025	Change
Financing revenues:
Operating lease	$1,617	$1,618	0%
Retail	1,494	1,496	0%
Dealer	249	249	0%
Total financing revenues	3,360	3,363	0%
Depreciation on operating leases	1,047	1,023	2%
Interest expense	1,246	1,311	(5)%
Net financing revenues	1,067	1,029	4%
Investment and other income, net	160	172	(7)%
Net financing and other revenues	1,227	1,201	2%
Expenses:
Provision for credit losses	29	45	(36)%
Operating and administrative	397	313	27%
Total expenses	426	358	19%
Income before income taxes	801	843	(5)%
Provision for income taxes	197	202	(2)%

Net income from finance operations	$604	$641	(6)%

Our finance operations reported net income of $604 million for the first quarter of fiscal 2027, compared to $641 million for the same period in fiscal 2026.

The decrease in net income from finance operations for the first quarter of fiscal 2027, compared to the same period in fiscal 2026 was primarily due to an $84 million increase in operating and administrative expenses, a $24 million increase in depreciation on operating leases, and a $12 million decrease in investment and other income, net, partially offset by a $65 million decrease in interest expense and a $16 million decrease in provision for credit losses.

Financing Revenues

Total financing revenues remained relatively consistent during the first quarter of fiscal 2027 compared to the same period in fiscal 2026 due to the following:

•
Operating lease revenues remained relatively consistent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, due to lower yields, offset by higher average outstanding earning asset balances.
•
Retail financing revenues remained relatively consistent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, due to lower average outstanding earning asset balances, offset by higher yields.
•
Dealer financing revenues remained relatively consistent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, due to lower yields, offset by higher average outstanding earning asset balances.

As a result of the above, our total portfolio yield, which includes operating lease, retail and dealer financing revenues, was 6.9 percent for the first quarter of fiscal 2027, compared to 7.0 percent for the same period in fiscal 2026.

Depreciation on Operating Leases

We recorded depreciation on operating leases of $1.0 billion for the first quarter of both fiscal 2027 and 2026. The slight increase in depreciation on operating leases for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, was primarily due to higher residual value losses.

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

	Three months ended
	June 30,
(Dollars in millions)	2026	2025
Interest expense on debt	$1,339	$1,394
Interest expense on derivatives	86	53
Interest expense on debt and derivatives	1,425	1,447

(Gains) losses on debt denominated in foreign currencies	(66)	678
Losses (gains) on foreign currency swaps	9	(785)
Gains on foreign currency debt and swaps	(57)	(107)

Gains on U.S. dollar interest rate swaps	(122)	(35)
Total interest expense	$1,246	$1,305

During the first quarter of fiscal 2027, total interest expense decreased to $1.2 billion from $1.3 billion for the same period in fiscal 2026, due to net gains on U.S. dollar interest rate swaps and a decrease in interest expense on debt and derivatives, partially offset by a decrease in gains on foreign currency debt and swaps.

Interest expense on debt and derivatives for the first quarter of fiscal 2027 remained relatively consistent compared to fiscal 2026. Changes in interest expense on debt and derivatives are primarily attributable to changes in interest rates. Gains or losses on U.S. dollar interest rate swaps and foreign currency debt and swaps are primarily driven by changes in the valuation of the swaps.

Future changes in interest and foreign currency exchange rates could continue to result in significant volatility in our interest expense, thereby affecting our results of operations.

Investment and Other Income, Net

We recorded investment and other income, net of $160 million for the first quarter of fiscal 2027, compared to $172 million for the same period in fiscal 2026. The decrease in investment and other income, net for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, was primarily due to lower average balances on our cash and cash equivalents, partially offset by higher affiliate service fee revenue and higher affiliate note receivable balances.

Provision for Credit Losses

We recorded a provision for credit losses of $29 million for the first quarter of fiscal 2027, compared to $45 million for the same period in fiscal 2026. The decrease in the provision for credit losses for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, was primarily due to a refinement of purchasing practices which has improved the overall quality of our portfolio.

Operating and Administrative Expenses

We recorded operating and administrative expenses of $397 million for the first quarter of fiscal 2027, compared to $313 million for the same period in fiscal 2026. The increase in operating and administrative expenses for the first quarter of fiscal 2027 compared to the same period in fiscal 2026, was due to higher technology and employee expenses.

Voluntary Protection Operations

The following table summarizes key results of our Voluntary Protection Operations:

	Three months ended
	June 30,		Percentage
	2026	2025	Change
Contracts (units in thousands)
Issued	930	892	4%
Average in force	12,429	11,864	5%

(Dollars in millions)
Voluntary protection contract revenues and insurance earned premiums	$348	$320	9%
Investment and other income, net	267	190	41%
Revenues from voluntary protection operations	615	510	21%
Expenses:
Voluntary protection contract expenses and insurance losses	199	174	14%
Operating and administrative	112	114	(2)%
Total expenses	311	288	8%
Income before income taxes	304	222	37%
Provision for income taxes	71	51	39%
Net income from voluntary protection operations	$233	$171	36%

Our voluntary protection operations reported net income of $233 million for the first quarter of fiscal 2027, compared to $171 million for the same period in fiscal 2026.

The increase in net income from voluntary protection operations for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, was primarily due to a $77 million increase in investment and other income, net and a $28 million increase in voluntary protection contract revenues and insurance earned premiums, partially offset by a $25 million increase in voluntary protection contract expenses and insurance losses and a $20 million increase in provision for income taxes.

Contracts issued increased 4 percent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, primarily due to higher issuances in prepaid maintenance and guaranteed auto protection contracts. The average number of contracts in force increased 5 percent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, due to net growth in the voluntary protection product portfolio most notably in prepaid maintenance contracts, certified pre-owned vehicle limited warranties, and vehicle service contracts.

Revenue from Voluntary Protection Operations

Our voluntary protection operations reported voluntary protection contract revenues and insurance earned premiums of $348 million for the first quarter of fiscal 2027, compared to $320 million for the same period in fiscal 2026. Voluntary protection contract revenues and insurance earned premiums represent revenues from in force contracts and are affected by issuances as well as the level of coverage, age, and mix of in force contracts. Voluntary protection contract revenues and insurance earned premiums are recognized over the term of the contracts in relation to the timing and level of anticipated claims. The increase in voluntary protection contract revenues and insurance earned premiums for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, was primarily due to an increase in our average in force contracts resulting from net growth in the voluntary protection portfolio.

Investment and Other (Loss) Income, Net

Our voluntary protection operations reported investment and other income, net of $267 million for the first quarter of fiscal 2027, compared to investment and other income, net of $190 million for the same period in fiscal 2026. Investment and other income, net, consists primarily of dividend and interest income, realized gains and losses on investments in marketable securities, changes in fair value from equity and available-for-sale debt securities for which the fair value option was elected, and credit loss expense on available-for-sale debt securities, if any. The increase in investment and other income, net for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, was primarily due to higher gains from changes in fair value on our equity investments as a result of market volatility.

Voluntary Protection Contract Expenses and Insurance Losses

Our voluntary protection operations reported voluntary protection contract expenses and insurance losses of $199 million for the first quarter of fiscal 2027, compared to $174 million for the same period in fiscal 2026. Voluntary protection contract expenses and insurance losses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with in force contracts, and the level of risk retained by our voluntary protection operations. Voluntary protection contract expenses and insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. The increase in voluntary protection contract expenses and insurance losses for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, was primarily due to an increase in frequency and severity of claims in our prepaid maintenance and vehicle service contracts.

Operating and Administrative Expenses

Our voluntary protection operations reported operating and administrative expenses of $112 million for the first quarter of fiscal 2027, compared to $114 million for the same period in fiscal 2026.

Provision for Income Taxes

Our provision for income taxes was $268 million for the first quarter of fiscal 2027, compared to $253 million for the same period in fiscal 2026. Our effective tax rate was 24 percent for both the first quarter of fiscal 2027, as well as for the same period in fiscal 2026. The change in the provision for income taxes for the first quarter of fiscal 2027, compared to the same period in fiscal 2026 was primarily due to the increase in income before income taxes.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended
	June 30,		Percentage
(Units in thousands):	2026	2025	change
Vehicle financing volume [1]:
New retail contracts	187	161	16%
Used retail contracts	78	60	30%
Lease contracts	75	78	(4)%
Total	340	299	14%

TMNA subvened vehicle financing volume [2]:
New retail contracts	143	113	27%
Used retail contracts	14	13	8%
Lease contracts	69	68	1%
Total	226	194	16%

Market share of TMNA sales [3]:	52.5%	48.5%

1
Total financing volume comprised of approximately 97 percent Toyota/Lexus and 3 percent private label/non-Toyota/Lexus for the first quarter of fiscal 2027 and fiscal 2026.
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

Our financing volume increased 14 percent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, due to higher levels of subvention and other incentive programs as well as refinement of contract pricing.

Our market share of TMNA sales increased approximately 4 percentage points for the first quarter of fiscal 2027, compared to the same period in fiscal 2026 due to higher levels of subvention and other incentive programs.

The composition of our net earning assets is summarized below:

	June 30,	March 31,	Percentage
(Dollars in millions)	2026	2026	change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$83,426	$82,962	1%
Dealer financing, net [1]	18,535	18,043	3%
Total finance receivables, net	101,961	101,005	1%
Investments in operating leases, net	31,033	31,205	(1)%
Net earning assets	$132,994	$132,210	1%

Dealer Financing
(Number of dealers serviced)
Toyota, Lexus, and private label dealers[1]	1,174	1,179	0%
Dealers outside of the Toyota/Lexus/private label dealer network	422	424	0%
Total number of dealers receiving wholesale financing	1,596	1,603	0%

1 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased 16 percent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, primarily due to the higher levels of subvention and other incentive programs.

Our used retail contracts increased 30 percent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, primarily due to refinement of contract pricing.

Our retail finance receivables, net, were relatively consistent at June 30, 2026, as compared to March 31, 2026.

Lease Contract Volume and Earning Assets

Our lease contract volume decreased 4 percent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026, primarily due to consumer preference for retail contracts. Our investments in operating leases, net, were relatively consistent at June 30, 2026, compared to March 31, 2026.

Dealer Financing and Earning Assets

Dealer financing, net increased 3 percent at June 30, 2026, as compared to March 31, 2026, due to an increase in wholesale and working capital.

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

Depreciation on Operating Leases

Depreciation on operating leases and average operating lease units outstanding are as follows:

	Three months ended
	June 30,		Percentage
	2026	2025	change
Depreciation on operating leases (dollars in millions)	$1,047	$1,023	2%
Average operating lease units outstanding (in thousands)	886	889	0%

Depreciation expense on operating leases increased 2 percent for the first quarter of fiscal 2027, compared to the same period in fiscal 2026 primarily due to higher residual value losses.

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

The following table provides information related to our origination experience:

	June 30,	March 31,	June 30,
	2026	2026	2025
Average consumer portfolio origination FICO score	756	753	757
Average consumer retail loan origination term (months) [1]	69	69	69

1 Retail loan origination greater than or equal to 78 months was 11% as of June 30, 2026, March 31, 2026, and June 30, 2025.

While we have included the average origination FICO score to illustrate origination trends, we also use a proprietary credit scoring system to evaluate an applicant’s risk profile. Refer to Part I. Item 1. Business “Finance Operations” in our fiscal 2026 Form 10-K for further discussion of the proprietary manner in which we evaluate risk.

The following table provides information related to our consumer finance receivables and investment in operating leases:

	June 30,	March 31,	June 30,
	2026	2026	2025
Net charge-offs as a percentage of average finance receivables [1]	0.76%	0.80%	0.72%
Average finance receivables loss severity per unit [2]	$13,503	$13,602	$13,103
Aggregate balances for accounts 60 or more days past due as a percentage of earning assets [3,4]
Finance receivables	0.83%	0.71%	0.77%
Operating leases	0.38%	0.36%	0.36%

1 The ratio for net charge-offs have been annualized using three-month results for the periods ended June 30, 2026 and 2025. Net charge-off includes the write-offs of accounts deemed to be uncollectable and accounts greater than 120 days past due.

2 Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.

3 Substantially all retail receivables do not involve recourse to the dealer in the event of customer default.

4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

Our net charge-offs as a percentage of average finance receivables for the first quarter of fiscal 2027 increased to 0.76 percent from 0.72 percent for the same period in fiscal 2026. Our average finance receivables loss severity per unit for the first quarter of fiscal 2027 increased to $13,503 from $13,103 in the same period in fiscal 2026. The increases in net charge-offs and loss severity per unit were due to higher average amounts financed and higher delinquencies.

Our aggregate balances for accounts 60 or more days past due as a percentage of finance receivables was 0.83 percent at June 30, 2026, compared to 0.77 percent at June 30, 2025. Our aggregate balances for accounts 60 or more days past due as a percentage of operating leases was 0.38 percent at June 30, 2026, compared to 0.36 percent at June 30, 2025. The economic conditions, including consumer price increases, have negatively impacted some consumers ability to make scheduled payments which has resulted in an increase in consumer delinquencies and charge-offs.

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

For the allowance for credit losses for our dealer portfolio, an allowance for credit losses is established for both outstanding dealer finance receivables and certain unfunded off-balance sheet lending commitments. The allowance for credit losses is measured on a collective basis when loans have similar risk characteristics such as dealer group internal risk rating and loan-to-value ratios. We measure lifetime expected credit losses of our dealer products portfolio segment by applying probability of default and loss given default to the exposure at default on a loan level basis. Probability of default is primarily established based on internal risk assessments. Loss given default is established based on the nature and market value of the collateral, loan-to-value ratios and other credit quality indicators. The probability of default model and applicable loss given default models also consider qualitative factors related to macroeconomic outlooks. Exposure at default represents the expected outstanding principal balance. The lifetime of the loan or lending commitment is regarded by management as the reasonable and supportable period. On an ongoing basis, we review our models and the macroeconomic outlook, to ensure they reflect the risk of the portfolio.

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

The following table provides information related to our allowance for credit losses for finance receivables and certain off-balance sheet lending commitments:

	Three months ended
	June 30,
(Dollars in millions)	2026	2025
Allowance for credit losses at beginning of period	$1,541	$1,704
Charge-offs	(180)	(178)
Recoveries	32	45
Provision for credit losses	29	45
Allowance for credit losses at end of period [1]	$1,422	$1,616

1 Ending balances as of June 30, 2026 and 2025 include $30 million and $69 million, respectively, of allowance for credit losses recorded in Other liabilities on the Consolidated Balance Sheets which is related to off-balance-sheet lending commitments.

Our allowance for credit losses decreased by $194 million from June 30, 2025 to June 30, 2026, primarily due to a refinement of purchasing practices which has improved the overall quality of our portfolio.

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

Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” and Note 12 - Related Party Transactions of the Notes to Consolidated Financial Statements in our fiscal 2026 Form 10-K, as well as in Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

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

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $5.2 billion to $12.7 billion with an average balance of $8.0 billion during the quarter ended June 30, 2026. The amount of excess funds we hold excludes amounts related to voluntary protection operations, and may fluctuate, depending on market conditions and other factors. We also have access to liquidity under a $5.0 billion credit facility with Toyota Motor Sales U.S.A., Inc. (“TMS”), which as of June 30, 2026, had no outstanding balance as further described in Note 7 – Debt and Credit Facilities of the Notes to the Consolidated Financial Statements. We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity, including payment of dividends.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations. Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our fiscal 2026 Form 10-K for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties, particularly in those countries experiencing significant economic, fiscal or political strain, and the corresponding likelihood of default. As of June 30, 2026, our exposure to foreign sovereign and non-sovereign counterparties was not significant. Refer to the “Liquidity and Capital Resources - Credit Facilities and Letters of Credit” section and Part I, Item 1A. Risk Factors – “The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, results of operations or financial condition” in our fiscal 2026 Form 10-K for further discussion.

Funding

The following table summarizes the components of our outstanding debt which includes unamortized premiums, discounts, debt issuance costs and the effects of foreign currency translation adjustments:

	June 30, 2026			March 31, 2026
(Dollars in millions)	Face value	Carrying value	Weighted average contractual interest rates	Face value	Carrying value	Weighted average contractual interest rates
Unsecured notes and loans payable
Commercial paper	$17,971	$17,754	3.94%	$17,952	$17,742	3.95%
U.S. medium term note (“MTN”) program	51,013	50,862	4.16%	51,805	51,652	4.13%
Euro medium term note (“EMTN”) program	16,447	16,369	3.19%	16,513	16,427	3.19%
Other debt	3,365	3,364	4.29%	3,317	3,316	4.27%
Total Unsecured notes and loans payable	88,796	88,349	3.94%	89,587	89,137	3.93%
Secured notes and loans payable	35,206	35,150	4.40%	36,114	36,063	4.44%
Total debt	$124,002	$123,499	4.07%	$125,701	$125,200	4.07%

Unsecured notes and loans payable

The following table summarizes the significant activities by program of our Unsecured notes and loans payable:

(Dollars in millions)	Commercial paper [1]	MTNs	EMTNs	Other [1]	Total Unsecured notes and loans payable
Balance at March 31, 2026	$17,952	$51,805	$16,513	$3,317	$89,587
Issuances	19	4,408	-	750	5,177
Maturities and terminations	-	(5,200)	-	(702)	(5,902)
Non-cash changes in foreign currency rates	-	-	(66)	-	(66)
Balance at June 30, 2026	$17,971	$51,013	$16,447	$3,365	$88,796

1 Changes in Commercial paper and certain Other unsecured notes are shown net due to their short duration.

Commercial paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $17.8 billion to $18.4 billion during the quarter ended June 30, 2026, with an average outstanding balance of $18.0 billion. Our commercial paper programs are supported by the credit facilities discussed under the heading “Credit Facilities and Letters of Credit.” We believe we have sufficient capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the significant activities of our Secured notes and loans payable:

(Dollars in millions)	Secured notes and loans payable
Balance at March 31, 2026	$36,114
Issuances	4,280
Maturities and terminations	(5,188)
Balance at June 30, 2026	$35,206

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

Public Securitization

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets during the three-year period ending December 2027. We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain. None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity. As of June 30, 2026 and March 31, 2026, we did not have any outstanding lease securitization transactions registered with the SEC.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities had no outstanding balances as of June 30, 2026 and March 31, 2026. We are currently in compliance with the covenants and conditions of the credit agreements described above.

Committed Revolving Asset-backed Facility

We are party to a 364-day revolving securitization facility with certain bank-sponsored asset-backed conduits and other financial institutions expiring in fiscal year ending March 31, 2028. Under the terms and subject to the conditions of this facility, the committed lenders under the facility have committed to make advances up to a facility limit of $9.0 billion backed by eligible retail finance receivables transferred by us to a special-purpose entity acting as borrower. We utilized $4.4 billion and $5.1 billion of this facility as of June 30, 2026 and March 31, 2026, respectively.

Other Unsecured Credit Agreements

TMCC is party to additional unsecured credit facilities with various banks. As of June 30, 2026, TMCC had committed bank credit facilities totaling $4.1 billion of which $2.0 billion, $1.7 billion, $200 million, and $200 million mature in fiscal years ending March 31, 2027, 2029, 2030, and 2032, respectively.

These credit agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on certain consolidations, mergers and sales of assets. These credit facilities had no outstanding balances as of June 30, 2026 and March 31, 2026. We are currently in compliance with the covenants and conditions of the credit agreements described above.

TMCC is party to a $5.0 billion 364-day revolving credit facility with TMS expiring March 31, 2027. This credit facility had no outstanding balance as of June 30, 2026 and March 31, 2026.

From time to time, we may borrow from affiliates based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization. Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization. Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC. Refer to “Part I, Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2026 Form 10-K.

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

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make certain estimates which affect reported financial results. The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analyses, and management judgment. Changes in the evaluation of these factors may have a significant impact on the consolidated financial statements. Additionally, due to inherent uncertainties in making estimates, actual results could differ from those estimates, and those differences could be material. The critical accounting estimates that affect the consolidated financial statements and the judgment and assumptions used are consistent with those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates” in our fiscal 2026 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer), of the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the disclosure controls and procedures were effective as of June 30, 2026, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

For a discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements - Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements – Litigation and Governmental Proceedings.”

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2026 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation of Toyota Motor Credit Corporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws of Toyota Motor Credit Corporation as amended through December 8, 2000	(2)

10.1	Revolving Credit Agreement, dated as of April 1, 2026, between Toyota Motor Credit Corporation and Toyota Motor Sales, U.S.A., Inc.	(3)

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	Inline XBRL instance document	Filed Herewith

101.SCH	Inline XBRL taxonomy extension schema with embedded linkbases document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 4, 2026	By	/s/ Alec Hagey
Alec Hagey
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By	/s/ Tellis Bethel
Tellis Bethel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)